Form 10-Q
period 1997-06-30
AMSURG CORP
filed 1997-08-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                        Commission File Number 000-22217



                                  AMSURG CORP.
             (Exact Name of Registrant as Specified in its Charter)


             TENNESSEE                                      62-1493316
   (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                      identification no.)


             ONE BURTON HILLS BOULEVARD
                      SUITE 350
                    NASHVILLE, TN                                  37215
      (Address of principal executive offices)                   (Zip code)


                                 (615) 665-1283
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X              No
     ---------             ----------

     As of August 8, 1997, there were outstanding 28,438,441 shares of the Registrant's Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,     DECEMBER 31,
                                                                                1997          1996
                                                                            -----------    -----------
                                ASSETS

Current assets:
    Cash and cash equivalents                                               $ 3,129,699    $ 3,192,408
    Accounts receivable, net                                                  6,896,298      5,640,946
    Supplies inventory                                                          703,968        554,839
    Other current assets                                                        923,274        680,761
    Deferred tax asset                                                          303,000        303,000
                                                                            -----------    -----------

       Total current assets                                                  11,956,239     10,371,954

Long-term receivables and deposits                                              616,299        643,516
Property and equipment, net                                                  16,496,208     12,335,892
Other assets, net                                                               779,557        530,312
Excess of cost over net assets of purchased operations, net                  35,449,868     30,771,784
                                                                            -----------    -----------

                                                                            $65,298,171    $54,653,458
                                                                            ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $ 1,423,176    $   982,547
    Accrued salaries and benefits                                               733,044        829,582
    Accrued liabilities                                                       1,331,643      1,128,856
    Current income taxes payable                                                159,110         82,586
    Current portion of long-term debt                                         2,663,352      2,616,714
                                                                            -----------    -----------

       Total current liabilities                                              6,310,325      5,640,285

Deferred income taxes                                                           765,000        765,000
Long-term debt                                                               16,975,360      9,218,281
Minority interest                                                             7,506,640      5,673,960

Preferred stock, no par value, 5,000,000 shares authorized, 2,750,000
    shares outstanding                                                        5,119,612      4,982,057
Stockholders' equity:
    Common stock, no par value, 40,000,000 shares authorized, 28,438,441
       and 27,598,577 shares outstanding                                     27,666,609     26,064,085
    Retained earnings                                                           954,625      2,309,790
                                                                            -----------    -----------

       Total stockholders' equity                                            28,621,234     28,373,875
                                                                            -----------    -----------

                                                                            $65,298,171    $54,653,458
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               1997           1996            1997            1996
                                            -----------    -----------    ------------     -----------
Revenues                                    $13,962,978    $ 8,124,490    $ 26,572,902     $15,293,717

Expenses:
    Salaries and benefits                     4,135,497      2,688,619       8,107,161       4,935,694
    Other operating expenses                  5,002,520      2,699,459       9,453,313       4,953,636
    Depreciation and amortization             1,135,678        660,547       2,222,941       1,332,173
    Interest                                    389,034        210,340         715,989         421,737
    Impairment loss                                --             --         2,321,168            --
                                            -----------    -----------    ------------     -----------

       Total expenses                        10,662,729      6,258,965      22,820,572      11,643,240
                                            -----------    -----------    ------------     -----------

       Income before minority interest
           and income taxes                   3,300,249      1,865,525       3,752,330       3,650,477
Minority interest                             2,286,029      1,260,046       4,233,940       2,455,823
                                            -----------    -----------    ------------     -----------

       Income (loss) before income taxes      1,014,220        605,479        (481,610)      1,194,654
Income tax expense                              407,000        241,000         736,000         477,000
                                            -----------    -----------    ------------     -----------

       Net income (loss)                        607,220        364,479      (1,217,610)        717,654
Accretion of preferred stock discount            69,990           --           137,555            --
                                            -----------    -----------    ------------     -----------

       Net income (loss) attributable to
           common stockholders              $   537,230    $   364,479    $ (1,355,165)    $   717,654
                                            ===========    ===========    ============     ===========

       Net income (loss) per share
           attributable to common
           stockholders                     $      0.02    $      0.01    $      (0.05)    $      0.03
                                            ===========    ===========    ============     ===========

Weighted average common shares
       and equivalents                       29,281,069     26,652,481      28,211,234      26,493,626
                                            ===========    ===========    ============     ===========






See accompanying notes to the consolidated financial statements

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                      1997             1996
                                                                                   ------------     -----------
Cash flows from operating activities:
    Net income (loss)                                                              $ (1,217,610)    $   717,654
       Income tax expense                                                               736,000         477,000
       Minority interest                                                              4,233,940       2,455,823
                                                                                   ------------     -----------

    Income before minority interest and income taxes                                  3,752,330       3,650,477
    Noncash expense, revenues, losses and gains included in net income (loss):
       Depreciation and amortization                                                  2,222,941       1,332,173
       Impairment loss                                                                2,321,168            --
       Increase in working capital items                                               (458,577)       (626,843)
       Other noncash transactions                                                        30,177          58,334
                                                                                   ------------     -----------

                                                                                      7,868,039       4,414,141
    Increase in other assets                                                           (366,909)        (80,731)
    Income taxes paid                                                                  (659,476)       (647,500)
                                                                                   ------------     -----------

           Net cash flows provided by operating activities                            6,841,654       3,685,910
                                                                                   ------------     -----------

Cash flows from investing activities:
    Acquisition of majority interest in surgery centers and physician practices      (6,954,262)     (3,760,728)
    Acquisition of property and equipment                                            (5,165,210)     (1,652,445)
    Decrease in long-term receivables                                                    19,717          34,020
                                                                                   ------------     -----------

           Net cash flows used in investing activities                              (12,099,755)     (5,379,153)
                                                                                   ------------     -----------

Cash flows from financing activities:
    Additions to long-term debt                                                       9,094,698       2,895,000
    Payments on long-term debt                                                       (1,446,546)     (1,443,701)
    Distributions to minority partners                                               (4,074,328)     (2,345,112)
    Issuance of common stock, net of issuance costs                                     383,171         306,281
    Increase in financing costs                                                         (64,526)         (6,609)
    Capital contributions by minority partners                                        1,302,923         518,180
                                                                                   ------------     -----------

           Net cash flows provided by (used in) financing activities                  5,195,392         (75,961)
                                                                                   ------------     -----------

Net decrease in cash and cash equivalents                                               (62,709)     (1,769,204)
Cash and cash equivalents, beginning of period                                        3,192,408       3,469,661
                                                                                   ------------     -----------

Cash and cash equivalents, end of period                                           $  3,129,699     $ 1,700,457
                                                                                   ============     ===========








See accompanying notes to the consolidated financial statements

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996




(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements of AmSurg Corp. and subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

       In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

       The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10/A-2 dated May 21, 1997.

(2)    PUBLIC DISTRIBUTION OF COMMON STOCK

       On March 7, 1997, the Board of Directors of American Healthcorp, Inc. ("AHC"), the Company's majority shareholder, approved a plan to distribute on a substantially tax-free basis all of the shares of the Company's common stock owned by AHC to the holders of AHC common stock ("the Distribution"). The principal purpose of the Distribution is to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company in order to finance the development and acquisition of ambulatory surgery centers and specialty physician networks. The Distribution was expected to occur in May 1997 and was subject to the receipt of a favorable Internal Revenue Service ("IRS") ruling that the transaction could be completed on a substantially tax-free basis. AHC has been advised by the IRS that a favorable ruling will not be issued on the transaction as submitted in the original ruling request. AHC has submitted to the IRS an alternative structure which it believes should result in a favorable ruling.

(3)    ACQUISITIONS

       In 1997, the Company, through wholly-owned subsidiaries, acquired majority interests in three physician practice-based surgery centers and one physician practice and related entities. The aggregate purchase price and related cost for the acquisitions in 1997 was $8,173,000, which consisted of cash of $6,954,000 and Company common stock valued at $1,219,000. With these transactions, the Company acquired tangible assets of $948,000, excess cost over net assets of purchased operations of $7,767,000 and assumed liabilities of $541,000, inclusive of minority interest.

(4)    SUBSEQUENT EVENT

       On July 28, 1997, the Company sold the building and equipment comprising a surgery center which the Company leased to a gastrointestinal physician practice located in Tennessee and terminated its management agreement for the surgery center with the physician practice. A pre-tax gain of approximately $400,000 will be recognized by the Company in the third quarter of 1997 associated with this transaction. The Company had managed this surgery center since September 1994 but had no ownership interest in the operation of the center.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(5)    RECENT ACCOUNTING PRONOUNCEMENTS

       The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ending December 31, 1997. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings (loss) per share will approximate earnings (loss) per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as preferred stock and stock options, basic earnings per share will be higher than diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       AmSurg Corp. (the "Company") develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups through partnerships and limited liability companies. As of June 30, 1997, the Company owned a majority interest (51% or greater) in 30 surgery centers, operated one center pursuant to a management agreement which the Company has subsequently terminated (see Notes to Consolidated Financial Statements - Note 4), owned a majority interest (60% or greater) in two physician practices and had established and was the majority owner (51%) of three start-up specialty physician networks. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center or practice medicine at the physician practice.

       On March 7, 1997, the Board of Directors of American Healthcorp, Inc. ("AHC"), the Company's majority shareholder, approved a plan to distribute on a substantially tax-free basis all of the shares of the Company's common stock owned by AHC to the holders of AHC common stock ("the Distribution"). The principal purpose of the Distribution is to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company in order to finance the development and acquisition of ambulatory surgery centers and specialty physician networks. The Distribution was expected to occur in May 1997 and was subject to the receipt of a favorable Internal Revenue Service ("IRS") ruling that the transaction could be completed on a substantially tax-free basis. AHC has been advised by the IRS that a favorable ruling will not be issued on the transaction as submitted in the original ruling request. AHC has submitted to the IRS an alternative structure which it believes, on the basis of advice from its legal counsel and tax advisors, should result in a favorable ruling. However, there can be no assurances that all of the conditions of the Distribution, including the receipt of the favorable ruling from the IRS, will be met or that the Distribution will be completed. In addition, the anticipated date that these matters will be resolved cannot be estimated at this time.

       Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. In order for the Company to utilize the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, investors are hereby cautioned that these statements may be affected by the important factors, among others, set forth below, and consequently, actual operations and results may differ materially from those expressed in these forward-looking statements. The important factors include: the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to contract with managed care payors for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses at its development centers; and its ability to maintain favorable relations with its physician partners.

       The components of changes in the number of surgery centers in operation and centers under development during the three and six month periods ended June 30, 1997 and 1996 are as follows:

                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               ------------------        ----------------
                                                                1997        1996         1997        1996
                                                                ----        ----         ----        ----
       Centers in operation, beginning of period                  29          18          27          18
       New center acquisitions placed in operation                 1           -           3           -
       New development centers placed in operation                 1           1           1           1
                                                                 ---         ---         ---         ---
              Centers in operation, end of period                 31          19          31          19
                                                                 ===         ===         ===         ===
              Centers under development, end of period            19          13          19          13
                                                                 ===         ===         ===         ===

       Twenty-three of the surgery centers in operation as of June 30, 1997, perform gastrointestinal endoscopy procedures, five centers perform eye surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. In addition, on January 1, 1996, the Company acquired a 70% interest in the assets of a gastroenterology and primary care physician practice associated with a surgery center in which the Company already held an ownership interest. On January 1, 1997, the Company acquired a 60% interest in the assets of a urology practice and currently has a surgery center under development with this same practice. The other partner in each of the two physician group practice partnerships is an entity owned by the principal physicians who provide professional medical services to patients of the practice. All third party payor contracts under which the two physician group practices provide professional services are entered into by the group practice in which the Company is the general partner and owns a majority interest.

       The start-up specialty physician networks are owned through limited partnerships and limited liability companies. The Company owns a majority interest in these entities, and the other partners are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payors. It is not expected that the specialty physician networks in themselves will be a significant source of income for the Company. These networks were and will be formed primarily as a contracting vehicle to generate revenues for the Company's practice-based surgery centers and physician practices. These networks have not generated any revenues to date. As of June 30, 1997, the Company had established three specialty physician networks, located in the south Florida market, in Knoxville, Tennessee and Montgomery, Alabama.

       The Company intends to expand primarily through the development and acquisition of additional surgery centers in targeted surgical specialties. In addition, the Company believes that its surgery centers, combined with its relationships with specialty physician practices in the surgery centers' markets, will provide the Company with other opportunities for growth from specialty network development that, if appropriate, may include the acquisition of specialty physician practices. By using its surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that it will strengthen its market position in contracting with managed care organizations.

       While the Company generally owns 51% to 70% of the entities that own the surgery center or physician group practice, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities.

       The Company's sources of revenues are as follows:

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                         ------------------        ----------------
                                          1997        1996         1997        1996
                                          ----        ----         ----        ----
       Surgery centers                      80%         80%         80%         82%
       Physician practices                  17          17          17          15
       Management fee                        1           2           1           1
       Interest and other                    2           1           2           2
                                           ---         ---         ---         ---
           Total                           100%        100%        100%        100%
                                           ===         ===         ===         ===


       The facility fees and fees for physician services received by the Company's surgery centers and physician practices are generally paid by third party reimbursement programs, including governmental and private insurance programs. The Company derived approximately 34% and 36% of its revenues in the six months ended June 30, 1997 and 1996, respectively, from governmental healthcare programs including Medicare and Medicaid.

RESULTS OF OPERATIONS

The following table shows certain statement of operations items expressed as a percentage of revenues for the three and six month periods ended June 30, 1997 and 1996:

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,               JUNE 30,
                                                                    ------------------       ----------------
                                                                    1997         1996        1997        1996
                                                                    ----         ----        ----        ----
       Revenues                                                     100.0%      100.0%       100.0%      100.0%
       Expenses:
           Salaries and benefits                                     29.6        33.1         30.5        32.3
           Other operating expenses                                  35.8        33.2         35.6        32.3
           Depreciation and amortization                              8.2         8.1          8.4         8.7
           Interest                                                   2.8         2.6          2.7         2.8
           Impairment loss                                            -           -            8.7         -
                                                                     ----        ----         ----        ----

              Total expenses                                         76.4        77.0         85.9        76.1
                                                                     ----        ----         ----        ----

              Income before minority interest and income taxes       23.6        23.0         14.1        23.9
       Minority interest                                             16.4        15.5         15.9        16.1
                                                                     ----        ----         ----        ----

              Income (loss) before income taxes                       7.2         7.5         (1.8)        7.8
       Income taxes                                                   2.9         3.0          2.8         3.1
                                                                     ----        ----         ----        ----

              Net income (loss)                                       4.3         4.5         (4.6)        4.7
       Accretion of preferred stock discount                           .5         -             .5         -
                                                                     ----        ----         ----        ----

              Net income (loss) attributable to common
                  stockholders                                        3.8%        4.5%       (5.1)%       4.7%
                                                                     ====        ====         ====        ====

       Revenues were $14.0 million and $26.6 million for the three months and six months ended June 30, 1997, respectively, an increase of $5.8 million and $11.3 million, or 72% and 74%, respectively, over revenues for the comparable periods in 1996. Excluding the two centers which are owned by the partnership in which the impairment loss as described below was recorded, same-center revenues for the three and six month periods ended June 30, 1997 increased by 5% and 6%, respectively. Same-center growth resulted from increased case volume and increases in fees. The remaining increase in revenues was the result of additional centers in operation since January 1, 1996 and the acquisition of a urology physician practice on January 1, 1997. The Company anticipates further revenue growth during the remainder of 1997 as a result of additional start-up and acquisition centers placed in operation and from same-center revenue growth.

       Salaries and benefits expense were $4.1 million and $8.1 million for the three months and six months ended June 30, 1997, respectively, an increase of $1.4 million and $3.2 million, or 54% and 64%, respectively, over salaries and benefits expense for the comparable periods in 1996. Other operating expenses were $5.0 million and $9.5 million for the three months and six months ended June 30, 1997, respectively, an increase of $2.3 million and $4.5 million, or 85% and 91%, respectively, over other operating expenses for the comparable periods in 1996. These increases resulted primarily from additional centers in operation, the acquisition of the interest in the urology physician practice and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expense and other operating expenses in the aggregate as a percentage of revenues remained comparable at approximately 65% and 66% for the three month and six month periods ended June 30, 1997, respectively, compared with 66% and 65% for the comparable periods during fiscal 1996. However, salaries and benefits expense as a percentage of revenues decreased during the 1997 periods while other operating expenses as a percentage of revenues increased proportionately during the 1997 periods compared to the 1996 periods due to the inclusion of contracted physician services within other operating expenses for the urology practice acquired in January 1997.

       Depreciation and amortization expense increased $475,131 and $890,768, or 72% and 67%, for the three and six month periods ended June 30, 1997, respectively, over the comparable periods in 1996, primarily due to 12 additional surgery centers and one physician practice in operation in the 1997 periods compared to the 1996 periods. Interest expense increased $166,000 and $294,252, or 85% and 70%, in the three month and six month periods ended June 30, 1997, respectively, over the comparable periods in 1996 due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and a physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

       The Company anticipates further increases in operating expenses during the remainder of 1997 primarily due from additional start-up centers placed in operation in excess of the number of development centers historically opened by the Company within a six month period. Typically a start-up center may incur start-up losses during its initial one to three months of operations and experiences lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

       Impairment loss of $2.3 million in the six month period ended June 30, 1997 represents a charge in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Company determined in the first quarter of 1997 that an impairment in the asset carrying value at one of its partnerships that owns two surgery centers acquired in 1994 had taken place and as a result it recorded an impairment of asset carrying value associated with these centers. Various disagreements with the sole physician partner over the operation of these centers have adversely impacted the operations of these centers. After a series of discussions and attempts to resolve these differences, the Company determined that the partners could not resolve their disagreement and that as a result the carrying value of the assets associated with this partnership is not likely to be fully recovered. In determining that an impairment had occurred, the Company projected the undiscounted cash flows from these centers and determined these cash flows to be less than the carrying value of the long-lived assets attributable to this partnership. Accordingly an impairment loss equal to the excess of the carrying value of the long-lived assets over the present value of the estimated future cash flows was recorded. While there has been no final decision, the Company believes that the most probable outcome will be the discontinuance of its involvement with these centers. It is management's intent to pursue a course of resolution that is as economically favorable as possible to the Company. The physician partner has initiated arbitration proceedings and the Company has initiated legal proceedings to resolve the disagreements between the parties. Management believes it has good relationships with its other physician partners and that the impairment loss attributable to the partnership discussed above resulted from a unique set of circumstances. The Company does not believe that the operations of these two centers will have a significant impact on the Company's future ongoing results of operations.

       The Company's minority interest in earnings for the three and six month periods ended June 30, 1997 increased by $1.0 million and $1.8 million, respectively, from the comparable 1996 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased profitability at same-centers.

       The Company recognized income tax expense of $407,000 and $736,000 in the three and six month period ended June 30, 1997, respectively, compared to $241,000 and $477,000 in the comparable periods in 1996. Because the loss incurred associated with the impairment loss discussed above may only be deducted for tax purposes against future capital gains for up to five years, the Company has recognized no tax benefit associated with this loss in the current period. The Company's effective tax rate is 40% of earnings prior to the impairment loss in both periods, and differs from the federal statutory income tax rate of 34% due primarily to the impact of state income taxes.

       Accretion of preferred stock discount resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million in November 1996. The preferred stock was recorded at its fair market value, net of issuance costs. The redeemable preferred stock is being accreted to its redemption value including potential dividends which will begin in November 1998 unless redeemed by that date.

LIQUIDITY AND CAPITAL RESOURCES

       Operating activities for the six month period ended June 30, 1997 generated $6.8 million in cash flow. Investing activities during the six month period ended June 30, 1997 used $12.1 million, including $7.0 million used to acquire interests in three additional surgery centers and an interest in the urology physician practice, and $5.2 million to acquire property and equipment for new start-up surgery centers and for new or replacement property at existing centers. Financing activities during the six month period ended June 30, 1997 provided $5.2 million in cash flow, primarily as a result of (i) net additions to long-term debt of $7.6 million, (ii) minority partner capital contributions to the Company's partnerships and limited liability companies of $1.3 million, and (iii) $383,171 in cash proceeds from the issuance of common stock; these financing proceeds were partially offset by $4.1 million in distributions to surgery center minority partners. At June 30, 1997, the Company had $4.3 million in outstanding term loan borrowings under its amended and restated bank credit agreement which is repayable through June 2000. The Company also had outstanding borrowings of $10.8 million under a related revolving credit facility which provides up to $15.0 million in available credit through April 1999 for acquisitions and development projects. Borrowings under the bank credit agreement and related credit facility bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at the Company's option, plus a .35% fee for unused commitments. At June 30, 1997, the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $3.2 million of which the Company anticipates approximately $2.2 million will be borrowed under the Company's credit facility (and guaranteed on a pro rata basis by the physicians), and that the remaining amount will be provided by the Company and the physician partners in proportion to their respective ownership interests. The Company intends to fund its portion out of cash flow from operations.

       On November 20, 1996, the Company issued shares of its Series A Preferred Stock and Series B Preferred Stock to certain unaffiliated institutional investors for cash proceeds of approximately $5.0 million, after payment of offering expenses. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company following the Distribution. The Series A Preferred Stock has a liquidation value of $3.0 million and will accrue dividends of 8% per annum on such liquidation value, commencing November 21, 1998. This stock is subject to redemption at the Company's option at any time, and is subject to redemption at the option of the holders on November 20, 2002 and upon the occurrence of certain events, including a public offering yielding at least $20.0 million in net proceeds to the Company and/or its stockholders (or $25.0 million in net proceeds if the Distribution does not occur) (a "Qualified IPO"). The Series A Preferred Stock may also be converted into shares of Common Stock at the option of the holders for a limited period of time following the Distribution or upon a Qualified IPO at the then current market price of the Common Stock. Upon a Qualified IPO or other triggering event, the Series B Preferred Stock will be automatically converted into a number of shares of Common Stock that approximates 6% of the equity of the Company determined as of November 20, 1996, with that percentage being ratably increased to 8% of the equity of the Company if a triggering event has not occurred by November 20, 2000. If a Qualified IPO or other triggering event does not occur by November 20, 2002, the holders of the Series B Preferred Stock will have the right to sell such stock to the Company at a formula price.

       Historically the Company has depended on AHC for the majority of its equity financing. A principal purpose of the Distribution is to permit the Company to have access to public debt and equity capital markets as an independent public company. Management believes that the Company will have access to such capital on more favorable terms as an independent public company than it could have as a majority-owned subsidiary of AHC, particularly in public equity markets. While the Company anticipates that its operating activities will continue to provide positive cash flow and increased revenues, the Company will require additional financing in order to fund its development and acquisition plans and to achieve its long-term strategic growth plans. This additional financing could take the form of a private or public offering of debt or equity securities or additional bank financing. No assurances can be given that the necessary financing will be obtainable on terms satisfactory to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

       The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended December 31, 1997. This accounting pronouncement requires the disclosure of basic and diluted earnings per shares. The Company believes that, upon adoption, diluted earnings (loss) per share will approximate earnings (loss) per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as preferred stock and stock options, basic earnings per share will be higher than diluted earnings per share.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS.

       Not Applicable.

ITEM 2.    CHANGES IN SECURITIES.

       Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

       Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not Applicable.

ITEM 5.    OTHER INFORMATION.

       Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits

              (10.1) Second Amended and Restated Loan Agreement dated as of April 15, 1997 among the Company, SunTrust Bank, Nashville, N.A. and NationsBank of Tennessee, N.A. as amended on May 6, 1997 (incorporated by reference to Exhibit 3.1 to Registration Statement on Form 10/A-1 filed May 9, 1997)

              (27.1)   Financial Data Schedule (for SEC use only)

       (b)    Reports on Form 8-K

              There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMSURG CORP.


                         By:  /s/  Claire M. Gulmi
                              -----------------------------------------------
                              CLAIRE M. GULMI

                              Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)




Date:  August 13, 1997