Form 10-Q
period 1997-09-30
AMSURG CORP
filed 1997-11-12
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

Yes      X                  No
    ---------                  ---------

          As of November 12, 1997, there were outstanding 28,469,548 shares of the Registrant's Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1997          1996
                                                                           -----------   -----------
                                ASSETS

Current assets:
    Cash and cash equivalents                                              $ 3,625,801   $ 3,192,408
    Accounts receivable, net                                                 7,884,505     5,640,946
    Supplies inventory                                                         752,473       554,839
    Other current assets                                                       798,856       680,761
    Deferred tax asset                                                         303,000       303,000
                                                                           -----------   -----------

       Total current assets                                                 13,364,635    10,371,954

Long-term receivables and deposits                                             493,898       643,516
Property and equipment, net                                                 16,901,827    12,335,892
Other assets, net                                                              867,977       530,312
Excess of cost over net assets of purchased operations, net                 41,040,299    30,771,784
                                                                           -----------   -----------

                                                                           $72,668,636   $54,653,458
                                                                           ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $   750,118   $   982,547
    Accrued salaries and benefits                                              898,378       829,582
    Accrued liabilities                                                      2,168,337     1,128,856
    Current income taxes payable                                               378,489        82,586
    Current portion of long-term debt                                        2,762,777     2,616,714
                                                                           -----------   -----------

       Total current liabilities                                             6,958,099     5,640,285

Deferred income taxes                                                          765,000       765,000
Long-term debt                                                              21,729,560     9,218,281
Minority interest                                                            8,481,675     5,673,960

Preferred stock, no par value, 5,000,000 shares authorized, 2,750,000
    shares outstanding                                                       5,192,261     4,982,057
Stockholders' equity:
    Common stock, no par value, 40,000,000 shares authorized, 28,469,548
       and 27,598,577 shares outstanding                                    27,725,045    26,064,085
    Retained earnings                                                        1,816,996     2,309,790
                                                                           -----------   -----------

       Total stockholders' equity                                           29,542,041    28,373,875
                                                                           -----------   -----------

                                                                           $72,668,636   $54,653,458
                                                                           ===========   ===========

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------    -------------------------------
                                               1997            1996               1997            1996
                                           ------------    ------------       ------------    ------------

Revenues                                   $ 14,589,937    $  8,781,571       $ 41,162,839    $ 24,075,288

Expenses:
    Salaries and benefits                     4,444,648       3,040,518         12,551,809       7,976,212
    Other operating expenses                  5,110,427       2,960,755         14,563,740       7,914,391
    Depreciation and amortization             1,287,574         763,393          3,510,515       2,095,566
    Interest                                    424,598         246,633          1,140,587         668,370
    Net (gain) loss on sale of assets          (826,835)             --          1,494,333              --
    Distribution cost                           458,000              --            458,000              --
                                           ------------    ------------       ------------    ------------

       Total expenses                        10,898,412       7,011,299         33,718,984      18,654,539
                                           ------------    ------------       ------------    ------------

       Income before minority interest
           and income taxes                   3,691,525       1,770,272          7,443,855       5,420,749
Minority interest                             2,213,505       1,299,976          6,447,445       3,755,799
                                           ------------    ------------       ------------    ------------

       Income before income taxes             1,478,020         470,296            996,410       1,664,950
Income tax expense                              543,000         188,000          1,279,000         665,000
                                           ------------    ------------       ------------    ------------

       Net income (loss)                        935,020         282,296           (282,590)        999,950
Accretion of preferred stock discount            72,649              --            210,204              --
                                           ------------    ------------       ------------    ------------

       Net income (loss) attributable to
           common stockholders             $    862,371    $    282,296       $   (492,794)   $    999,950
                                           ============    ============       ============    ============

       Net income (loss) per share
           attributable to common
           stockholders                    $       0.03    $       0.01       $      (0.02)   $       0.04
                                           ============    ============       ============    ============

Weighted average common shares
       and equivalents                       29,775,694      27,481,828         28,310,008      26,908,598
                                           ============    ============       ============    ============

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                       1997            1996
                                                                                  ------------    ------------

Cash flows from operating activities:
    Net income (loss)                                                             $   (282,590)   $    999,950
       Income tax expense                                                            1,279,000         665,000
       Minority interest                                                             6,447,445       3,755,799
                                                                                  ------------    ------------

    Income before minority interest and income taxes                                 7,443,855       5,420,749
    Noncash expense, revenues, losses and gains included in net income (loss):
       Depreciation and amortization                                                 3,510,515       2,095,566
       Net loss on sale of assets                                                    1,494,333              --
       Increase in working capital items                                            (1,111,679)       (269,050)
       Other noncash transactions                                                       45,840          71,222
                                                                                  ------------    ------------

                                                                                    11,382,864       7,318,487
    Increase in other assets                                                          (686,388)       (152,301)
    Income taxes paid                                                                 (983,097)       (774,750)
                                                                                  ------------    ------------

           Net cash flows provided by operating activities                           9,713,379       6,391,436
                                                                                  ------------    ------------

Cash flows from investing activities:
    Acquisition of majority interest in surgery centers and physician practices    (12,626,007)     (8,535,956)
    Acquisition of property and equipment                                           (7,737,744)     (2,438,419)
    Proceeds from sale of assets                                                     1,978,462              --
    Decrease in long-term receivables                                                   35,118         102,939
                                                                                  ------------    ------------

           Net cash flows used in investing activities                             (18,350,171)    (10,871,436)
                                                                                  ------------    ------------

Cash flows from financing activities:
    Additions to long-term debt                                                     15,533,041       6,639,000
    Payments on long-term debt                                                      (2,903,616)     (2,091,237)
    Distributions to minority partners                                              (6,342,236)     (3,666,597)
    Issuance of common stock, net of issuance costs                                    494,006       1,670,510
    Capital contributions by minority partners                                       2,288,990         779,602
                                                                                  ------------    ------------

           Net cash flows provided by financing activities                           9,070,185       3,331,278
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                                   433,393      (1,148,722)
Cash and cash equivalents, beginning of period                                       3,192,408       3,469,661
                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                          $  3,625,801    $  2,320,939
                                                                                  ============    ============


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



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

       The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form 10/A-3 dated November 3, 1997.

(2)    PUBLIC DISTRIBUTION OF COMMON STOCK

       On March 7, 1997, the Board of Directors of American Healthcorp, Inc. ("AHC"), the Company's majority shareholder, approved a plan to distribute on a substantially tax-free basis all of the shares of the Company's common stock owned by AHC to the holders of AHC common stock ("the Distribution"). The plan of Distribution also includes effecting a one for three reverse stock split prior to the Distribution. During the three and nine months ended September 30, 1997, the Company expensed $458,000 for its proportionate share of costs incurred to date associated with the Distribution.

(3)    ACQUISITIONS AND DISPOSITIONS

       In 1997, the Company, through wholly-owned subsidiaries, acquired majority interests in five physician practice-based surgery centers and one physician practice and related entities. The aggregate purchase price and related cost for the acquisitions in 1997 was $14,047,840, which consisted of cash of $12,230,464 and Company common stock valued at $1,817,376. With these transactions, the Company acquired tangible assets of $1,555,939, excess cost over net assets of purchased operations of $13,285,659 and assumed liabilities of $793,758, inclusive of minority interest.

       In September 1997, the Company sold its investment in a partnership that owned two surgery centers acquired in 1994. Various disagreements with the sole physician partner over the operation of these centers had adversely impacted the operations of these centers. After a series of discussions and attempts to resolve these differences, the Company determined that the partners could not resolve their disagreements and that as a result the carrying value of the assets associated with this partnership would not likely be fully recovered. The Company projected the undiscounted cash flows from these centers and determined these cash flows to be less than the carrying value of the long-lived assets attributable to this partnership. Accordingly, an impairment loss equal to the excess of the carrying value of the long-lived assets over the present value of the estimated future cash flows was recorded in March 1997 in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In September 1997, when the Company sold its interest in the partnership assets to its physician partner it recognized a partial loss recovery. The net loss associated with these transactions is $1,954,000 for the nine months ended September 30, 1997.

       In July 1997, the Company sold a surgery center building and equipment which the Company leased to a physician practice and recognized a pretax gain of approximately $460,000. In July 1997, the Company also terminated its management agreement with the physician practice for the surgery center in which it had no ownership interest but had managed since 1994.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(4)    RECENT ACCOUNTING PRONOUNCEMENTS

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

       Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" become effective for the Company for the year ended December 31, 1998. The Company is still evaluating the effects of adopting these two statements, but does not expect the adoption of either pronouncement to have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       AmSurg Corp. (the "Company") develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups through partnerships and limited liability companies. As of September 30, 1997, the Company owned a majority interest (51% or greater) in 35 surgery centers, owned a majority interest (60% or greater) in two physician practices and had established and was the majority owner (51%) of three start-up specialty physician networks.

       On March 7, 1997, the Board of Directors of American Healthcorp, Inc. ("AHC"), the Company's majority shareholder, approved a plan to distribute on a substantially tax-free basis all of the shares of the Company's common stock owned by AHC to the holders of AHC common stock ("the Distribution"). The plan of Distribution also includes effecting a one for three reverse stock split prior to the Distribution. The principal purpose of the Distribution is to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company in order to finance the development and acquisition of ambulatory surgery centers and specialty physician networks. The plan of Distribution has been amended based on discussions with the Internal Revenue Service ("IRS") in response to AHC's requests for a favorable IRS ruling on the Distribution. While the Distribution is subject to several conditions, including the receipt of either a ruling from the IRS or legal opinions from AHC's tax counsel on the substantially tax-free nature of the Distribution, the Company anticipates that the Distribution will be completed during December 1997.

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

       The components of changes in the number of surgery centers in operation and centers under development during the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                      ------------------   -----------------
                                                        1997    1996         1997   1996
                                                        ----    ----         ----   ----

Centers in operation, beginning of period                 31     19           27     18
New center acquisitions placed in operation                2      2            5      2
New development centers placed in operation                5      2            6      3
Centers sold                                              (3)    --           (3)    --
                                                         ---    ---          ---    ---

Centers in operation, end of period                       35     23           35     23
                                                         ===    ===          ===    ===

Centers under development, end of period                  14     15           14     15
                                                         ===    ===          ===    ===


       Twenty-seven of the surgery centers in operation as of September 30, 1997, perform gastrointestinal endoscopy procedures, five centers perform ophthalmology surgery procedures, one center performs otolaryngology procedures, one center performs orthopedic procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

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

       The Company's sources of revenues are as follows:

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                           ------------------     -----------------
Source of Revenues                           1997    1996            1997   1996
------------------                           ----    ----            ----   ----

Surgery centers                                84%    82%             82%    82%
Physician practices                            15     16              16     15
Management fee                                 --      1               1      1
Interest and other                              1      1               1      2
                                              ---    ---             ---    ---

    Total                                     100%   100%            100%   100%
                                              ===    ===             ===    ===


       The facility fees and fees for physician services received by the Company's surgery centers and physician practices are generally paid by third party reimbursement programs, including governmental and private insurance programs. The Company derived approximately 34% and 36% of its revenues in the nine months ended September 30, 1997 and 1996, respectively, from governmental healthcare programs including Medicare and Medicaid.

RESULTS OF OPERATIONS

The following table shows certain statement of operations items expressed as a percentage of revenues for the three and nine month periods ended September 30, 1997 and 1996:

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           ------------------    -----------------
                                                            1997      1996        1997      1996
                                                            -----     -----       -----     -----

       Revenues                                             100.0%    100.0%      100.0%    100.0%
       Expenses:
           Salaries and benefits                             30.5      34.6        30.5      33.1
           Other operating expenses                          35.0      33.7        35.4      32.9
           Depreciation and amortization                      8.8       8.7         8.5       8.7
           Interest                                           2.9       2.8         2.8       2.8
           Net (gain) loss on sale of assets                 (5.6)     --           3.6      --
           Distribution cost                                  3.1      --           1.1      --
                                                            -----     -----       -----     -----

              Total expenses                                 74.7      79.8        81.9      77.5
                                                            -----     -----       -----     -----

              Income before minority interest and
                  income taxes                               25.3      20.2        18.1      22.5
       Minority interest                                     15.2      14.8        15.7      15.6
                                                            -----     -----       -----     -----

              Income before income taxes                     10.1       5.4         2.4       6.9
       Income taxes                                           3.7       2.2         3.1       2.7
                                                            -----     -----       -----     -----

              Net income (loss)                               6.4       3.2        (0.7)      4.2
       Accretion of preferred stock discount                  0.5      --           0.5      --
                                                            -----     -----       -----     -----

              Net income (loss) attributable to common
                  stockholders                                5.9%      3.2%       (1.2)%     4.2
                                                            =====     =====       =====     =====

       Revenues were $14.6 million and $41.2 million for the three months and nine months ended September 30, 1997, respectively, an increase of $5.8 million and $17.1 million, or 66% and 71%, respectively, over revenues for the comparable periods in 1996. The increase is primarily attributable to additional centers in operation during the 1997 periods and the acquisition of a urology physician practice on January 1, 1997. Excluding the three centers which were disposed of as described below, same-center revenues for the three and nine month periods ended September 30, 1997 increased by 8% and 6%, respectively. Same-center growth resulted from increased case volume and increases in fees. The Company anticipates further revenue growth during the remainder of 1997 as a result of additional start-up and acquisition centers placed in operation and from same-center revenue growth.

       Salaries and benefits expense was $4.4 million and $12.6 million for the three months and nine months ended September 30, 1997, respectively, an increase of $1.4 million and $4.6 million, or 46% and 57%, respectively, over salaries and benefits expense for the comparable periods in 1996. Other operating expenses were $5.1 million and $14.6 million for the three months and nine months ended September 30, 1997, respectively, an increase of $2.1 million and $6.6 million, or 73% and 84%, respectively, over other operating expenses for the comparable periods in 1996. These increases resulted primarily from additional centers in operation, the acquisition of the interest in the urology physician practice and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expense and other operating expenses in the aggregate as a percentage of revenues remained comparable at approximately 66% for the three month and nine month periods ended September 30, 1997, compared with 68% and 66% for the comparable periods during fiscal 1996. However, salaries and benefits expense as a percentage of revenues decreased during the 1997 periods while other operating expenses as a percentage of revenues increased proportionately during the 1997 periods compared to the 1996 periods due to contracted physician services for the urology practice acquired in January 1997.

       Depreciation and amortization expense increased $524,000 and $1.4 million, or 69% and 68%, for the three and nine month periods ended September 30, 1997, respectively, over the comparable periods in 1996, primarily due to 12 additional surgery centers and one physician practice in operation in the 1997 periods compared to the 1996 periods. Interest expense increased $178,000 and $472,000, or 72% and 71%, in the three month and nine month periods ended September 30, 1997, respectively, over the comparable periods in 1996 due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and a physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

       The Company anticipates further increases in operating expenses during the remainder of 1997 primarily due from additional start-up centers placed in operation in excess of the number of development centers historically opened by the Company within a nine month period. Typically a start-up center will incur start-up losses during its initial one to three months of operations and experiences lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

       Included in net loss on sale of assets in the nine month period ended September 30, 1997 is a loss of approximately $2.0 million from the disposition in September 1997 of the Company's investment in a partnership that owned two surgery centers acquired in 1994. Various disagreements with the sole physician partner over the operation of these centers had adversely impacted the operations of these centers. After a series of discussions and attempts to resolve these differences, the Company determined that the partners could not resolve their disagreement and that as a result the carrying value of the assets associated with this partnership would not likely be fully recovered. The Company projected the undiscounted cash flows from these centers and determined these cash flows to be less than the carrying value of the long-lived assets attributable to this partnership. Accordingly, an impairment loss equal to the excess of the carrying value of the long-lived assets over the present value of the estimated future cash flows was recorded in the first quarter of 1997 in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In September 1997, the Company sold its interest in the partnership assets to its physician partner and recognized a partial loss recovery. Management believes it has good relationships with its other physician partners and that the loss attributable to the partnership discussed above resulted from a unique set of circumstances. The Company does not believe that the absence of the operations of these two centers will have a significant impact on the Company's future ongoing results of operations.

       In addition, net loss on sale of assets includes a gain of approximately $460,000 from the sale in July 1997 of the surgery center building and equipment which the Company leased to a gastrointestinal physician practice. In July 1997, the Company also terminated its management agreement with the physician practice for the surgery center in which it had no ownership interest but had managed since 1994.

       Distribution cost in the three and nine month periods ended September 30, 1997 represents costs incurred to date related to effecting the Distribution.

       The Company's minority interest in earnings for the three and nine month periods ended September 30, 1997 increased by $914,000 and $2.7 million, respectively, from the comparable 1996 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased profitability at same-centers.

       The Company recognized income tax expense of $543,000 and $1.3 million in the three and nine month periods ended September 30, 1997, respectively, compared to $188,000 and $665,000 in the comparable periods in 1996. Because the net loss on sale of assets may only be deducted for tax purposes against future capital gains for up to five years, the Company has recognized no tax benefit associated with this loss in the current period. However, certain tax aspects of the gain transaction recorded during the nine month period ended September 30, 1997 resulted in income tax expense of approximately $100,000. In addition, the distribution cost recognized by the Company is not deductible for tax purposes. The Company's effective tax rate in both periods is 40% of earnings prior to the impact of the net loss on sale of assets and distribution cost, and differs from the federal statutory income tax rate of 34% due primarily to the impact of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

       Operating activities for the nine month period ended September 30, 1997 generated $9.7 million in cash flow. Investing activities during the nine month period ended September 30, 1997 used $18.4 million, including $12.6 million used to acquire interests in five additional surgery centers and an interest in the urology physician practice, and $7.7 million to acquire property and equipment for new start-up surgery centers and for new or replacement property at existing centers, which were partially offset by $2.0 million in proceeds from the sale of a surgery center building and equipment and the sale of a partnership interest in two surgery centers. Financing activities during the nine month period ended September 30, 1997 provided $9.1 million in cash flow, primarily as a result of (i) net additions to long-term debt of $12.6 million, (ii) minority partner capital contributions to the Company's partnerships and limited liability companies of $2.3 million and (iii) $494,000 in cash proceeds from the issuance of common stock; these financing proceeds were partially offset by $6.3 million in distributions to surgery center minority partners. At September 30, 1997, the Company had $3.3 million in outstanding term loan borrowings under its amended and restated bank credit agreement which is repayable through June 2000. The Company also had outstanding borrowings of $17.0 million under a related revolving credit facility which provides up to $25.0 million in available credit through April 1999 for acquisitions and development projects. Borrowings under the bank credit agreement and related credit facility bear interest at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at the Company's option, plus a .35% fee for unused commitments. At September 30, 1997, the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $3.1 million, of which the Company anticipates approximately $2.1 million will be borrowed under the Company's credit facility (and guaranteed on a pro rata basis by the physicians) and that the remaining amount will be provided by the Company and the physician partners in proportion to their respective ownership interests. The Company intends to fund its portion out of cash flow from operations.

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

       The Company is evaluating the Year 2000 issues and the impact upon information systems and computer technologies. While certain applications in system software critical to processing financial and operational information are Year 2000 compliant, the Company expects to incur some costs in testing and implementing updates to such software. The Company is also evaluating the impact of the Year 2000 on other computer technologies and software. All costs to evaluate and make modifications will be expensed as incurred and are not expected to have a significant impact on the Company's ongoing results of operations.

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

       Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" become effective for the Company for the year ended December 31, 1998. The Company is still evaluating the effects of adopting these two statements, but does not expect the adoption of either pronouncement to have a material effect on the Company's consolidated financial statements.

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

       Not Applicable.

ITEM 5.    OTHER INFORMATION.

       Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits

              (10.1) Second Amended and Restated Loan Agreement dated as of April 15, 1997 among the Company, SunTrust Bank, Nashville, N.A. and NationsBank of Tennessee, N.A. as amended on May 6, 1997 and on September 2, 1997 (incorporated by reference to Exhibit 10.4 to Registration Statement on Form 10/A-3)

              (10.2) Agreement dated as of April 11, 1997, between the Company and Rodney H. Lunn (incorporated by reference to Exhibit
                       10.11 to Registration Statement on Form 10/A-3)

              (10.3) Agreement dated as of April 11, 1997, between the Company and David L. Manning (incorporated by reference to Exhibit 10.12 to Registration Statement on Form 10/A-3)

       (b)    Reports on Form 8-K

                      The Company filed one report on Form 8-K dated September
               2, 1997 during the quarter ended September 30, 1997 to report the acquisition of an undivided 60% interest in the assets of The Endoscopy Center, Inc.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMSURG CORP.


                              By:  /s/  Claire M. Gulmi
                                   -----------------------------------
                                   CLAIRE M. GULMI

                              Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)




Date:  November 12, 1997