Form 10-K405
period 1997-12-31
AMSURG CORP
filed 1998-03-30
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (615) 665-1283
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
       NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                       CLASS A COMMON STOCK, NO PAR VALUE
                       ----------------------------------
                                (Title of class)

                       CLASS B COMMON STOCK, NO PAR VALUE
                       ----------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]        No [  ]

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 17, 1998, 5,142,543 shares of the Registrant's Class A Common Stock and 4,787,131 shares of the Registrant's Class B Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the Nasdaq National Market on March 17, 1998) of the Registrant held by nonaffiliates on March 17, 1998 was approximately $81,000,000. This calculation assumes that all shares of Common Stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         AmSurg Corp. (the "Company" or "AmSurg") was formed in April 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers, in partnerships with physician practice groups, throughout the United States. An AmSurg surgery center is typically located adjacent to or in the immediate vicinity of the specialty medical practice of a physician group partner's office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables the Company to charge fees which management believes are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 1997, the Company owned a majority interest in 39 surgery centers in 16 states and the District of Columbia and owned a majority interest in two physician practice groups. As of December 31, 1997, the Company also had 10 centers under development and had executed letters of intent to acquire or develop nine additional centers. The Company is utilizing its surgery centers in selected markets as a base to develop specialty physician networks that are designed to serve large numbers of covered lives and thus strengthen the Company's position in dealing with managed care organizations. As of December 31, 1997, the Company had established five start-up specialty physician networks, located in Alabama, Florida, Ohio, Tennessee and Texas.

         AmSurg Corp. was organized as a Tennessee corporation in 1992. The Company's principal executive offices are located at One Burton Hills Boulevard, Suite 350, Nashville, Tennessee 37215, and its telephone number is 615-665-1283.

INDUSTRY OVERVIEW

         In recent years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including ambulatory surgery centers.

         According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory (June 1997), an industry publication, outpatient surgical procedures represented approximately 69% of all surgical procedures performed in the United States in 1996 and the number of outpatient surgery cases increased 54% from 3.1 million in 1993 to 4.8 million in 1996. As of December 31, 1996, there were approximately 2,425 freestanding ambulatory surgery centers in the U.S., of which approximately 171 were owned by hospitals and approximately 607 were owned by corporate entities. The remaining approximately 1,647 centers were independently owned, primarily by physicians.

         The Company believes that the following factors have contributed to the growth of ambulatory surgery:

         Cost-Effective Alternative. Ambulatory surgery is generally less expensive than hospital inpatient surgery. In addition, the Company believes that surgery performed at a practice-based ambulatory surgery center is generally less expensive than hospital-based ambulatory surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment. Interest in ambulatory surgery centers has grown as managed care organizations have continued to seek a cost-effective alternative to inpatient services.

         Physician and Patient Preference. The Company believes that many physicians prefer practice-based ambulatory surgery centers. The Company believes that such centers enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, hospitals and freestanding multi-specialty ambulatory surgery centers generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in a practice-based ambulatory surgery center because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

         New Technology. New technology and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that are being performed in ambulatory surgery centers. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.

STRATEGY

         The Company believes it is a leader in the development, acquisition and operation of practice-based ambulatory surgery centers. The key components of the Company's strategy are:

         Provide Lower-Risk, High Volume Ambulatory Surgery Services. The Company's surgery centers currently focus on providing lower-risk surgical procedures in five surgical subspecialties: gastroenterology, ophthalmology, orthopaedic surgery, urology and otolaryngology. The Company's typical single specialty practice-based surgery center is designed, built, equipped and staffed for the needs of a single specialty, which the Company believes creates efficiencies in operations. The Company believes that as a result, the single specialty surgery center is a lower cost unit to build, equip and operate, is more convenient for the physician and patient, and therefore is more attractive to managed care payers than hospital-based or freestanding multi-specialty centers.

         Develop and Acquire Practice-Based Ambulatory Surgery Centers. Although the Company has historically grown primarily by acquisition of existing centers, it anticipates that its future growth in the surgery center business will come increasingly from development of new practice-based ambulatory surgery centers. In order to continue the acquisition and development of ambulatory surgery centers, the Company will require additional capital resources in the form of debt or equity financing. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--Liquidity and Capital Resources."

         Develop Specialty Networks. Utilizing single specialty ambulatory surgery centers to provide a cost advantage, the Company's strategy has evolved to include the development and ownership of specialty physician networks which offer specialty physician services, as well as outpatient surgery procedures with wide geographic coverage to managed care payers. These specialty networks will be developed in selected markets to provide broad geographic patient access points in the market through the network participation of high quality and strategically located practices.

         As part of this strategy, the Company has acquired two physician practices, a urology specialty group and a gastrointestinal and primary care specialty group, in Miami, Florida, one of which is a partner with the Company in a practice-based ambulatory surgery center. The other physician practice is developing an ambulatory surgery center with the Company. The Company has established and is the majority owner of five start-up specialty physician networks. By establishing these networks, the Company believes it will be able to obtain additional contracts with managed care payers and increase the profitability of its surgery centers and associated physician practices.

ACQUISITION AND DEVELOPMENT OF SURGERY CENTERS

         Practice-based ambulatory surgery centers are licensed outpatient surgery centers generally equipped and staffed for a single medical specialty and are generally located in or adjacent to a physician group practice. The Company has targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, urology, orthopaedics or otolaryngology procedures. These specialties perform many high volume, lower-risk procedures that are appropriate for the practice-based setting. The focus at each center on only the procedures in a single specialty results in these centers generally having significantly lower capital and operating costs than the costs of hospital and freestanding ambulatory surgery center alternatives that are designed to provide more intensive services in a broader array of surgical specialties. In addition, the practice-based surgery center, which is located in or adjacent to the group practice, provides a more convenient setting for the patient and for the physician performing the procedure. Improvements in technology are also enabling additional types of procedures to be performed in the practice-based setting.

         The Company's development staff identifies existing centers that are potential acquisition candidates and identifies physician practices that are potential partners for new center development in the medical specialties which the Company has targeted for development. These candidates are then evaluated against the Company's project criteria which include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, and state certificate of need ("CON") requirements for development of a new center.

         In presenting the advantages to physicians of developing a new practice-based ambulatory surgery center in partnership with the Company, the Company's development staff emphasizes the proximity of a practice-based surgery center to a physician's office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center's clinical staff that performs only a limited number of specialized procedures, and state-of-the-art surgical equipment. The Company also focuses on its expertise in developing and operating centers. In addition, as part of the Company's role as the general partner or manager of the surgery center partnerships and limited liability companies, the Company markets the centers to third party payers.

         In a development project, AmSurg, among other things, provides the following services:

         - Financial feasibility pro forma analysis;
         - Assistance in state CON approval process;
         - Site selection;
         - Assistance in space analysis and schematic floor plan design;
         - Analysis of local, state, and federal building codes;
         - Negotiation of equipment financing with lenders;
         - Equipment budgeting, specification, bidding, and purchasing;
         - Construction financing;
         - Architectural oversight;
         - Contractor bidding;
         - Construction management; and
         - Assistance with licensing, Medicare certification and third party payer contracts.

         The Company's ownership interests in practice-based ambulatory surgery centers generally are structured through limited and general partnerships or limited liability companies. The Company generally owns 51% to 70% of the partnerships or limited liability companies and acts as the general partner in each limited partnership. In development transactions, capital contributed by the physicians and the Company plus bank financing provides the partnership or limited liability company with the funds necessary to construct and equip a new surgery center and to provide initial working capital.

         As part of each development and acquisition transaction, the Company enters into a partnership agreement or, in the case of a limited liability company, an operating agreement with its physician group partner. Under these agreements, the Company receives a percentage of the net income and cash distributions of the entity equal to its percentage interest in the entity and has the right to the same percentage of the proceeds of a sale or liquidation of the entity. As sole general partner, the Company is generally liable for the debts of the partnership.

         These agreements generally provide that the Company will oversee the business and administrative operations of the surgery center, and that the physician group partner will provide the center with a medical director, and with certain specified services such as billing and collections, transcription, and accounts payable processing. In connection with the Company's management of the business operations at each center, the Company historically received a management fee paid by the partnership or limited liability company. The partnership or limited liability company also paid a physician group partner a medical director fee and a fee for providing certain administrative services to the center. Because the management fee usually approximates the value of services provided to the center by the physician practice, on an ongoing basis, the Company has structured its agreements so that the Company generally no longer provides for any of such fees in its partnerships or limited liability companies and instead the respective parties are required to provide the services pursuant to the terms of the partnership or operating agreement. For start-up centers that are being developed, the partnership or limited liability company generally pays a fee to the Company for management of the planning, construction and opening of the center.

         In addition, these agreements typically provide that the limited partnership or limited liability company will lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership's or limited liability company's governance are overseen by an operating board, which is comprised of equal representation by the Company and the physician partners.

         The partnership and operating agreements provide that if certain regulatory changes take place the Company will be obligated to purchase some or all of the minority interests of the physicians affiliated with the Company in the partnerships or limited liability companies which own and operate the Company's surgery centers. The regulatory changes that could trigger such an obligation include changes that: (i) make the referral of Medicare and other patients to the Company's surgery centers by physicians affiliated with the Company illegal; (ii) create the substantial likelihood that cash distributions from the partnership or limited liability company to the physicians associated therewith will be illegal; or (iii) cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal. There can be no assurance that the Company's existing capital resources would be sufficient for it to meet the obligation, if it arises, to purchase minority interests held by physicians in the partnerships or limited liability companies which own and operate the Company's surgery centers. The determination of whether a triggering event has occurred is made by the concurrence of counsel for the Company and the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and who is chosen by both parties. Such determination is therefore not within the control of the Company. While the Company has structured the purchase obligations to be as favorable as possible to the Company, the triggering of these obligations could have a material adverse effect on the financial condition and results of operations of the Company. See "--Government Regulation."

SURGERY CENTER LOCATIONS

         The Company's partnerships and limited liability companies lease certain of the real property in which its centers operate and the equipment used in certain of its centers, either from the physician partners or from unaffiliated parties.

         The following table sets forth certain information relating to centers in operation as of December 31, 1997:


                                                            YEAR                           OPERATING
                                                          OR DATE                              OR          AMSURG
                                    SPECIALTY            ORIGINALLY       ACQUISITION      PROCEDURE      OWNERSHIP
        LOCATION                    PRACTICE               OPENED             DATE           ROOMS        PERCENTAGE
        --------                    ---------            ----------       -----------      ---------      ----------
ACQUIRED CENTERS:
Knoxville, Tennessee            Gastroenterology         1987             Nov. 1992             7            51%
Topeka, Kansas                  Gastroenterology         1990             Nov. 1992             4             60
Nashville, Tennessee            Gastroenterology         1989             Nov. 1992             3             60
Nashville, Tennessee            Gastroenterology         1988             Dec. 1992             3             60
Washington, D.C.                Gastroenterology         1990             Nov. 1993             3             60
Melbourne, Florida              Ophthalmology            1986             Nov. 1993             3             51
Torrance, California            Gastroenterology         1990             Feb. 1994             2             51
Sebastopol, California          Ophthalmology            1988             Apr. 1994             2             60
Maryville, Tennessee            Gastroenterology         1992             Jan. 1995             3             51
Miami, Florida                  Gastroenterology         1995             Apr. 1995             7             70
Panama City, Florida            Gastroenterology         1993             July 1996             3             51
Ocala, Florida                  Gastroenterology         1993             Aug. 1996             3             51
Columbia, South Carolina        Gastroenterology         1988             Oct. 1996             3             51
Wichita, Kansas                 Orthopaedics             1991             Nov. 1996             3             51
Minneapolis, Minnesota          Gastroenterology         1993             Nov. 1996             2             51
Crystal River, Florida          Gastroenterology         1994             Jan. 1997             3             51
Abilene, Texas                  Ophthalmology            1987             Mar. 1997             2             51
Fayetteville, Arkansas          Gastroenterology         1992             May 1997              2             51
Independence, Missouri          Gastroenterology         1994             Sept. 1997            2             60
Kansas City, Missouri           Gastroenterology         1995             Sept. 1997            2             60

DEVELOPED CENTERS:
Santa Fe, New Mexico            Gastroenterology         May 1994              -                3             60
Tarzana, California             Gastroenterology         July 1994             -                3             51
Beaumont, Texas                 Gastroenterology         Oct. 1994             -                3             51
Abilene, Texas                  Gastroenterology         Dec.1994              -                3             60
Melbourne, Florida              Otolaryngology           Mar. 1995             -                2             51
Knoxville, Tennessee            Ophthalmology            June 1996             -                2             60
West Monroe, Louisiana          Gastroenterology         June 1996             -                2             51
Miami, Florida                  Gastroenterology         Sept. 1996            -                3             60
Sidney, Ohio                    Ophthalmology            Dec. 1996             -                3             51
                                Urology
                                General Surgery
                                Otolaryngology
Montgomery, Alabama             Ophthalmology            May 1997              -                2             51
Willoughby, Ohio                Gastroenterology         July 1997             -                2             51
Milwaukee, Wisconsin            Gastroenterology         July 1997             -                2             51
Chevy Chase, Maryland           Gastroenterology         July 1997             -                2             51
Melbourne, Florida              Gastroenterology         Aug. 1997             -                2             51
Lorain, Ohio                    Gastroenterology         Aug. 1997             -                2             51
Hillmont, Pennsylvania          Gastroenterology         Oct. 1997             -                2             51
Minneapolis, Minnesota          Gastroenterology         Nov. 1997             -                2             51
Hialeah, Florida                Gastroenterology         Dec. 1997             -                3             51
Cleveland, Ohio                 Ophthalmology            Dec. 1997             -                2             51

SURGERY CENTER OPERATIONS

         The Company generally designs, builds, staffs and equips each of its facilities to meet the specific needs of a single specialty physician practice group. The Company's typical ambulatory surgery center averages 3,000 square feet and is located adjacent to or in the immediate vicinity of the specialty physicians' offices. Each center developed by the Company typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is developed to perform an average of 2,500 procedures per year. As of December 31, 1997, 30 of the Company's centers in operation performed gastrointestinal endoscopy procedures, six centers performed ophthalmology procedures, one center performed orthopaedic procedures, one center performed otolaryngology procedures, and one center performed ophthalmology, urology, general surgery and otolaryngology procedures. The procedures performed at the Company's centers generally do not require an extended recovery period following the procedures. The Company's centers are typically staffed with three to five clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

         The types of procedures performed at each center depend on the specialty of the practicing physicians. The typical procedures performed or to be performed most commonly at AmSurg centers in operation or under development within each specialty are:

         -    Gastroenterology--colonoscopy and endoscopy procedures
         -    Ophthalmology--cataracts and retinal laser surgery
         -    Orthopaedics--knee arthroscopy and carpal tunnel repair
         -    Urology--cystoscopy and biopsy
         -    Otolaryngology--myringotomy and tonsillectomy

         The Company markets its surgery centers and networks directly to third-party payers, including health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), other managed care organizations and employers. Payer-group marketing activities conducted by the Company's management and center administrators emphasize the high quality of care, cost advantages and convenience of the Company's surgery centers and are focused on making each center an approved provider under local managed care plans. In addition, the Company is pursuing relationships with selected physician groups in its markets in order to market a comprehensive specialty physician network that includes its surgery centers to managed care payers.

SPECIALTY PHYSICIAN NETWORKS

         Managed care organizations with significant numbers of covered lives are seeking to direct large numbers of patients to high-quality, low-cost providers and provider groups. The Company believes that specialty physician networks that include its practice-based surgery centers are attractive to managed care organizations because of the geographic coverage of the network, the lower costs associated with treatment, the availability of the complete delivery system for a specific specialty and high levels of patient satisfaction. As a result, the Company believes the development of such networks will position the Company to capture an increased volume of managed care contracts, including capitated contracts, and will increase the market share and profitability of the Company's surgery centers and the practices.

         It is not expected that the specialty physician networks in themselves will be a significant source of income for the Company. These networks were and will be formed primarily as a contracting vehicle to generate revenues for the Company's practice-based surgery centers and physician practices.

         As of December 31, 1997, the Company had established and was the majority owner and operator of five start-up specialty physician networks. These networks had not yet generated any revenues as of December 31, 1997. Each specialty physician network is formed as either a limited partnership or limited liability company in which the Company owns a majority interest. Individual physicians who practice in the medical specialty on which the network is focused own the minority interests in the network. These minority physician owners, who may or may not be affiliated with a Company surgery center or physician practice, will provide the medical services to the patient population covered by the contracts the network will enter into with managed care payers. Following the establishment of a network, the Company will provide management services and marketing services to the network in an effort to secure patient service contracts with managed care payers. Fees paid by these networks to the Company are nominal and generally are intended to cover the Company's cost in providing such services.

         As part of its network development strategy, in January 1996 the Company acquired a 70% ownership interest in the assets of Gastroenterology Group of South Florida ("GGSF") in Miami, Florida, a gastroenterology and primary care practice currently comprised of seven gastroenterologists and five primary care physicians that provides gastroenterology physician and outpatient endoscopy services under a contract with a large managed care payer which covers approximately 120,000 lives. The Company and certain GGSF physicians have been partners in a practice-based endoscopy center that provides outpatient endoscopy services to this base of covered lives and to other patients. Using GGSF as a base, the Company has developed a gastroenterology physician network in south Florida and expects to add additional surgery centers and covered lives as a result of this expansion. In addition, the Company has established four ophthalmology/eye care networks located in Knoxville, Tennessee; Montgomery, Alabama; Cleveland, Ohio; and Abilene, Texas.

         Also as part of its network development strategy, in January 1997 the Company acquired a 60% ownership interest in the assets of Miami Urological Associates, a urology practice comprised of three urologists and seven additional contract physicians in Miami, Florida. The practice has contracts with two managed care payers to provide physician and certain outpatient procedures for approximately 170,000 covered lives. The Company and Miami Urological Associates have entered into a partnership to develop an ambulatory surgery center for the urology practice.

         While two of the Company's specialty physician networks include physician practices that are majority owned by the Company, the Company does not believe that ownership of physician practices is required in order to establish a specialty physician network.

REVENUES

         The Company's principal source of revenues is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. The Company's other significant source of revenues is the fees for physician services performed by the two physician group practices in which the Company owns a majority interest.

         Practice-based ambulatory surgery centers and physician practices such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 37% of its net revenues from governmental healthcare programs including Medicare and Medicaid in 1997. The Medicare program presently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined. There may be continuing legislative and regulatory initiatives to limit the rate of increase in expenditures under the Medicare and Medicaid programs in an effort to curtail or reduce the federal budget deficit. These limitations, if enacted, may negatively impact the Company's revenues and operations.

         In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as PPOs, HMOs and other similar structures. The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services with greater financial resources and market penetration than the Company, to contract with these systems. The Company believes that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of the Company's efforts to contract with healthcare payers, the Company believes that its position as a low-cost alternative for certain surgical procedures should enable the Company's centers to compete effectively in the evolving healthcare marketplace.

         Approximately 11% of the Company's revenues for 1997 were generated by capitated payment contracts with HMOs. These revenues generally were attributable to contracts held by physician practices and a surgery center in which the Company holds a majority interest. These contracts require the practices to provide specialty physician and certain outpatient surgery services for the HMO members on an exclusive basis. These contracts do not require the practices to provide or to be at risk for hospital or other ancillary services such as lab or imaging. The services required by these contracts are provided almost solely by surgery centers and the physician practices in which the Company owns a majority interest. Because the Company is only at risk for the cost of providing relatively limited healthcare services to these HMO members, the Company's risk of overutilization by HMO members is limited to the cost of the physician's time and the supply, drug and nursing staff expense required for outpatient surgery.

COMPETITION

         The Company encounters competition in two separate areas: competition with other companies for its physician partnership relationships, and competition with other providers for patients and for contracting with managed care payers in each of its markets.

         Competition for Partnership Relationships. The Company believes that it does not have a direct competitor in the development of practice-based ambulatory surgery centers across the specialties of gastroenterology, ophthalmology, otolaryngology, urology, and orthopaedic surgery. There are, however, several large, publicly held companies, or divisions or subsidiaries of large publicly held companies, that develop freestanding multi-specialty surgery centers, and these companies may compete with the Company in the development of centers.

         Many physician groups develop surgery centers without a corporate partner. It is generally difficult, however, in the rapidly evolving healthcare industry, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. Because of this, as well as the financial investment necessary to develop surgery centers, physician groups are attracted to corporate partners, such as AmSurg. Other factors that may influence the physicians' decisions concerning the choice of a corporate partner are the potential corporate partner's experience, reputation and access to capital.

         There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers and specialty physician practices. Many of these competitors have greater resources than the Company. Most of the Company's competitors acquire centers through the acquisition of the related physician practice. The principal competitive factors that affect the ability of the Company and its competitors to acquire surgery centers are price, experience and reputation, access to capital and willingness to acquire a surgery center without acquiring the physician practice.

         While there are a few national networking companies that specialize in the establishment and operation of single specialty networks similar to the Company's networks, most networks are either multi-specialty or primary care based. The competitive factors the Company primarily experiences in the development of specialty networks include the ability to attract physician practice groups to the network and to achieve market penetration and geographic coverage.

         Competition for Patients and Managed Care Contracts. The Company believes that its surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to freestanding surgery centers with which the Company competes for managed care contracts. In addition, the existence of the Company's specialty physician networks provides the geographic access that managed care companies desire. Competition for managed care contracts with other providers is focused on pricing of services, quality of services, and affiliation with key physician groups in a particular market.

GOVERNMENT REGULATION

         The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Regulatory activities affect the business activities of the Company, by controlling the Company's growth, requiring licensure and certification for its facilities, regulating the use of the Company's properties, and controlling reimbursement to the Company for the services it provides.

         CONs and State Licensing. CON regulations control the development of ambulatory surgery centers in certain states. CONs generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. State CON statutes generally provide that, prior to the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those facilities or services. The Company's development of ambulatory surgery centers generally focuses on states that do not require CONs. However, acquisitions of existing surgery centers, even in states that require CONs for new centers, generally do not require CON regulatory approval.

         State licensing of ambulatory surgery centers is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements in addition to local building and life safety codes. In addition, every state imposes licensing requirements on individual physicians, and facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues.

         Corporate Practice of Medicine. The Company is not required to obtain a license to practice medicine in any jurisdiction in which it owns and operates an ambulatory surgery center, because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are licensed to practice medicine through their group practices, which with the exception of the two physician practices majority owned by the Company, are not affiliated with the Company other than through the physicians' ownership in the partnerships and limited liability companies that own the surgery centers. The Company owns a majority interest in two group practices in Florida, a state which permits physicians to practice medicine through an entity that is not wholly owned by physicians. All third party payer contracts are in the name of the group practice entities in which the Company owns a majority interest. The physicians associated with these group practices provide medical services to the patients of the practice entities and are compensated for these services pursuant to either an employment contract or an independent contractor arrangement with the practice entity. The Company's operations do not require the Company to otherwise obtain any license to practice medicine in any other jurisdiction. A recent ruling by the Florida Board of Medicine that an agreement between a physician practice and a practice management company constituted impermissible fee-splitting, if upheld on judicial appeal, would cause the Company to restructure its relationship with one of the two group practices. The Company does not believe that any such restructuring would have a material adverse effect on the Company.

         Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of healthcare providers. The Company believes that its operations are in compliance with these laws in the states in which it currently does business. The National Association of Insurance Commissioners (the "NAIC") recently endorsed a policy proposing the state regulation of risk assumption by healthcare providers. The policy proposes prohibiting providers from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, healthcare providers will be precluded from entering into capitated contracts directly with employers and benefit plans other than HMOs and insurance companies.

         The Company and its affiliated groups may in the future enter into contracts with managed care organizations, such as HMOs, whereby the Company and its affiliated groups would assume risk in connection with providing healthcare services under capitation arrangements. If the Company or its affiliated groups are considered to be in the business of insurance as a result of entering into such risk sharing arrangements, they could become subject to a variety of regulatory and licensing requirements applicable to insurance companies or HMOs, which could have a material adverse effect upon the Company's ability to enter into such contracts.

         Reimbursement. The Company depends upon third-party programs, including governmental and private health insurance programs, to reimburse it for services rendered to patients in its ambulatory surgery centers. In order to receive Medicare reimbursement, each ambulatory surgery center must meet the applicable conditions of participation set forth by the Department of Health and Human Services ("DHHS") relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgery centers undergo periodic on-site Medicare certification surveys. Each of the existing AmSurg centers is certified as a Medicare provider. Although the Company intends for its centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.

         Medicare-Medicaid Illegal Remuneration Provisions. The anti-kickback statute makes unlawful knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate) directly or indirectly to induce or in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Violation is a felony punishable by a fine of up to $25,000 or imprisonment for up to five years, or both. The Medicare and Medicaid Patient Program Protection Act of 1987 (the "1987 Act") provides administrative penalties for healthcare practices which encourage overutilization or illegal remuneration when the costs of services are reimbursed under the Medicare program. Loss of Medicare certification and severe financial penalties are included among the 1987 Act's sanctions. The 1987 Act, which adds to the criminal penalties under preexisting law, also directs the Inspector General of the DHHS to investigate practices which may constitute overutilization, including investments by healthcare providers in medical diagnostic facilities, and to promulgate regulations establishing exemptions or "safe harbors" for investments by medical service providers in legitimate business ventures that will be deemed not to violate the law even though those providers may also refer patients to such a venture. Regulations identifying safe harbors were published in final form in July 1991 (the "Regulations").

         The Regulations set forth two specific exemptions or "safe harbors" related to "investment interests": the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The partnerships and limited liability companies that own the AmSurg centers do not meet all of the criteria of either existing "investment interests" safe harbor as announced in the Regulations.

         While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to the Company's partnerships and limited liability companies. The Company believes that it is in compliance with the current requirements of applicable federal and state law because among other factors:

                  i. the partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of quality, cost effective and efficient services to their patients;

                  ii. the partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

                  iii. the physician partners have a substantial investment at risk in the partnership or limited liability company;

                  iv. terms of the investment do not take into account volume of the physician partner's past or anticipated future services provided to patients of the centers;

                  v. the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

                  vi. neither the partnership, limited liability company, the AmSurg subsidiary, nor any of their affiliates will loan any funds or guarantee any debt on behalf of the physician partners; and

                  vii. distributions by the partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

         Notwithstanding the Company's belief that the relationship of physician partners to the AmSurg surgery centers should not constitute illegal remuneration under the anti-kickback statute, no assurances can be given that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners' ownership interest in the AmSurg centers to become illegal, or result in the imposition of penalties on the Company or certain of its facilities. Even the assertion of a violation could have a material adverse effect upon the Company.

         Prohibition on Physician Ownership of Healthcare Facilities. The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") amend the federal Medicare statute to prohibit the making by a physician of referrals for "designated health services" to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. A referral under Stark II that does not fall within an exception is strictly prohibited. This prohibition took effect on January 1, 1995. Sanctions for violating Stark II can include civil monetary penalties and exclusion from Medicare and Medicaid.

         Ambulatory surgery is not identified as a "designated health service", and the Company, therefore, does not believe that ambulatory surgery is otherwise subject to the restrictions set forth in Stark II. Proposed regulations pursuant to Stark II that were published on January 9, 1998 specifically provide that services provided in any ambulatory surgery center and reimbursed under the composite payment rate are not designated health services. However, unfavorable final Stark II regulations or subsequent adverse court interpretations concerning similar provisions found in recently enacted state statutes could prohibit reimbursement for treatment provided by the physicians affiliated with the Company's centers to their patients. The Company cannot predict whether other regulatory or statutory provisions will be enacted by federal or state authorities which would prohibit or otherwise regulate relationships which the Company has established or may establish with other healthcare providers or the possibility of material adverse effects on its business or revenues arising from such future actions. The Company believes, however, that it will be able to adjust its operations so as to be in compliance with any regulatory or statutory provision, as may be applicable.

         The Company is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In recent cases, some qui tam plaintiffs have taken the position that violations of the anti-kickback statute and Stark II should also be prosecuted as violations of the federal False Claims Act. The Company believes that it has procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining the proper parameters of proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite the Company's best efforts to prevent or correct them, and no assurances can be given that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

         Under its agreements with its physician partners, the Company is obligated to purchase the interests of the physicians at the greater of the physicians' capital account or a multiple of earnings in the event that their continued ownership of interests in the partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition is required to be made by counsel of the Company in concurrence with counsel of the physician partners, or if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by the Company and the physician partners. The interest required to be purchased by the Company will not exceed the minimum interest required as a result of the change in the statute or regulation causing such prohibition.

EMPLOYEES

         As of December 31, 1997, the Company and its affiliated entities employed approximately 250 persons, 200 of whom were full-time employees and 50 of whom were part-time employees. Of the above, 64 were employed at the Company's headquarters in Nashville, Tennessee. In addition, approximately 190 employees are leased on a full-time basis and 110 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. The Company believes its relationship with its employees to be excellent.

LEGAL PROCEEDINGS AND INSURANCE

         From time to time, the Company may be named a party to legal claims and proceedings in the ordinary course of business. Management is not aware of any claims or proceedings against it or its partnerships that might have a material financial impact on the Company.

         Each of the Company's surgery centers and physician practices maintains separate medical malpractice insurance in amounts it deems adequate for its business.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 15,000 square feet of office space, which the Company subleases from American Healthcorp, Inc. ("AHC") pursuant to an agreement that expires in December 1999. AmSurg partnerships and limited liability companies generally lease space for their surgery centers. Thirty-seven of the centers and the physician practices in operation at December 31, 1997 lease space ranging from 1,200 to 7,800 square feet with remaining lease terms ranging from two to eighteen years. Two centers in operation at December 31, 1997 are located in buildings owned indirectly by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Special Meeting of Shareholders held on December 1, 1997 (the "Special Meeting"), the following members were elected to the Board of Directors by the vote set forth below:

                                                                       VOTES               VOTES              VOTES
                                                                        FOR               AGAINST            WITHHELD
                                                                        ---               -------            --------
Class I Director          James A. Deal                              8,380,384             108,118              2,333
Class I Director          Steven I. Geringer                         8,380,384             108,118              2,333
Class II Director         Henry D. Herr                              8,380,384             108,118              2,333
Class II Director         Ken P. McDonald                            8,380,384             108,118              2,333
Class III Director        Thomas G. Cigarran                         8,380,384             108,118              2,333
Class III Director        Debora A. Guthrie                          8,380,384             108,118              2,333
Class III Director        Bergein F. Overholt, M.D.                  8,380,384             108,118              2,333

         Also, the following proposals were considered and approved at the Special Meeting by the votes set forth below:

                                                                                                              VOTES
                                                                       VOTES               VOTES            ABSTAINED/
                                                                        FOR               AGAINST           NOT VOTED
                                                                        ---               -------           ---------
1.  Amend and restate the Company's Charter to (i) effect a
    recapitalization in the form of a one for three reverse
    stock split for all capital stock, (ii) create the Class
    B Common Stock, (iii) eliminate the right of the holders
    of the Company's preferred stock to elect one director
    and (iv) decrease the number of authorized shares of common
    stock                                                             8,380,384            108,118              2,333

2.  Approve the terms and conditions of an agreement to exchange shares of Class B Common Stock for certain shares of Class
    A Common Stock                                                    8,380,384            108,118              2,333

                                                                                                              VOTES
                                                                       VOTES               VOTES            ABSTAINED/
                                                                        FOR               AGAINST           NOT VOTED
                                                                        ---               -------           ---------
3.  Amend the Company's Charter to (i) classify the Board of
    Directors and (ii) require the written demand of 15% of
    each of the Class A Common Stock and Class B Common Stock
    to call a special meeting of shareholders                          8,380,384          108,118             2,333

4.  Amend the Company's Bylaws to conform to the Amended and
    Restated Charter and to formalize the process for shareholders to nominate directors or conduct new business at an annual
    meeting                                                            8,380,384          108,118             2,333

5.  Approve the terms and conditions of certain advisory agreements    8,380,384          108,118             2,333

6.  Approve the terms and conditions of the indemnification agreements between the Company and each of its directors, executive officers
    and advisors                                                       8,380,384          108,118             2,333

7.  Approve the 1997 Stock Incentive Plan                              8,380,384          108,118             2,333


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of December 31, 1997. Executive officers of the Company serve at the pleasure of the Board of Directors.


           NAME                     AGE                                  POSITION WITH THE COMPANY
           ----                     ---                                  -------------------------
    Ken P. McDonald                 57             Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through
                                                   July 1996 and Chief Operating Officer from December 1994 until
                                                   December 1997.

    Claire M. Gulmi                 44             Chief Financial Officer since September 1994; Senior Vice President since March 1997; Secretary since December 1997; Vice President from
                                                   September 1994 through March 1997.

    Royce D. Harrell                52             Senior Vice President of Operations since October 1992.

    Rodney H. Lunn                  48             Senior Vice President of Center Development since 1992; director from
                                                   1992 until February 1997.

    David L. Manning                48             Senior Vice President of Development and Assistant Secretary of the
                                                   Company since April 1992.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Class A Common Stock and Class B Common Stock began trading on December 4, 1997 on the Nasdaq Stock Market's National Market under the symbols "AMSGA" and "AMSGB", respectively.

         The following table sets forth the high and low sales prices per share of each class of common stock as reported on the Nasdaq National Market in the fourth quarter ended December 31, 1997:

                                                                                         HIGH              LOW
                                                                                         ----              ---
         AMSGA (from December 4, 1997)                                                  $9.50             $7.50
         AMSGB (from December 4, 1997)                                                  $9.25             $7.38

         At March 17, 1998 there were approximately 2,084 holders of the Class A Common Stock, including 160 shareholders of record, and 2,124 holders of the Class B Common Stock, including 95 shareholders of record.

         The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain its earnings to finance the growth and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of the Company's Board of Directors, which will review this dividend policy from time to time. Presently, the declaration of dividends would violate certain covenants associated with the Company's credit facility with lending institutions.

         On September 24, 1997, the Company issued 1,500 shares of Class A Common Stock at a range of $3.09 to $4.68 per share upon the exercise of stock options pursuant to the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D of the Securities Act.

         At various times during the period beginning May 12, 1997 and ending December 31, 1997, the Company sold an aggregate of 175,882 shares of Class A Common Stock to physician practices and individual physicians as partial consideration in connection with the acquisition of surgery centers and in private placements to physician partners in connection with the development of surgery centers. The per share price of these sales ranged from $6.15 to $8.70. The shares described above were issued without registration under the Securities Act in reliance upon the exemptions from registration afforded by
Section 4(2) of the Securities Act and Regulation D of the Securities Act.

         On December 3, 1997, the Company issued shares of Class A Common Stock and Class B Common Stock in the recapitalization, pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock (the "Recapitalization"), and in the exchange in which AHC exchanged a portion of its shares of Class A Common Stock for shares of newly issued Class B Common Stock (the "Exchange"). The shares issued in the Recapitalization and the Exchange were issued without registration under the Securities Act in reliance upon the exemption from registration afforded by Section 3(a)(9) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1997         1996           1995           1994          1993
                                                      ----         ----           ----           ----          ----
                                                                  (In thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                            $57,414      $34,898         $22,389        $13,784       $6,558

Operating expenses:
    Salaries and benefits                            17,363       11,613           6,243          4,092        2,307
    Other operating expenses                         20,352       11,547           7,558          5,091        3,002
    Depreciation and amortization                     4,944        3,000           2,397          1,309          665
    Net loss on sale of assets                        1,425(1)        31               -              -            -
                                                    -------      -------         -------        -------       ------
      Total operating expenses                       44,084       26,191          16,198         10,492        5,974
                                                    -------      -------         -------        -------       ------

    Operating income                                 13,330        8,707           6,191          3,292          584

Minority interest                                     9,084        5,433           3,938          2,464        1,121
Other (income) and expenses:
    Interest expense, net                             1,554          808             627            151            2
    Distribution cost                                   842(2)         -               -              -            -
                                                    -------      -------         -------        -------       ------
    Earnings (loss) before income taxes               1,850        2,466           1,626            677         (539)

Income tax expense                                    1,774          985             578             26            -
                                                    -------      -------         -------        -------       ------
      Net earnings (loss)                                76        1,481           1,048            651         (539)
Accretion of preferred stock discount                   286           22               -              -            -
                                                    -------      -------         -------        -------       ------
Net earnings (loss) available to common
    shareholders                                    $  (210)     $ 1,459         $ 1,048         $  651       $ (539)
                                                    =======      =======         =======         ======       ======

Earnings (loss) per common share:
    Basic                                           $ (0.02)     $  0.17         $  0.13          $0.09       $(0.11)
    Diluted                                         $ (0.02)     $  0.16         $  0.12          $0.09       $(0.11)
                                                    =======      =======         =======          =====       ======

Weighted average number of shares and share
    equivalents outstanding:
    Basic                                             9,453        8,689           8,174          6,999        4,737
    Diluted                                           9,453        9,083           8,581          7,313        4,737
                                                    =======      =======         =======         ======       ======



                                                                             AT DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                     1997          1996           1995         1994         1993
                                                     ----          ----           ----         ----         ----
                                                                   (In thousands except center data)
BALANCE SHEET DATA:
Cash and cash equivalents                           $ 3,407       $ 3,192        $ 3,470      $ 1,750      $    738
Working capital                                       9,312         4,732          2,931        2,557           993
Total assets                                         75,238        54,653         35,106       27,065        14,637
Long-term debt                                       24,970         9,218          4,786        3,520           640
Minority interest                                     9,192         5,674          3,010        2,019           601
Preferred stock                                       5,268         4,982              -            -             -
Shareholders' equity                                 29,991        28,374         22,479       19,558        12,055

CENTER DATA:
Procedures                                          101,819        71,323         55,344       30,922        16,051
Centers at end of year                                   39            27             18           14             6

----------------------------------
(1) Includes a loss attributable to the sale of a partnership interest, net of a gain on the sale of a surgery center building and equipment, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.16 for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements - Note 4."
(2) Reflects cost incurred related to the distribution of the Company's common stock held by AHC to AHC's stockholders, which had an impact of reducing basic and diluted earnings per share by $0.09. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 1997, the Company owned a majority interest (51% or greater) in 39 surgery centers, owned a majority interest (60% or greater) in two physician practices and had established and was the majority owner (51%) of five start-up specialty physician networks.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are based upon current expectations and involve a number of risks and uncertainties. These statements, which have been included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, involve risks and uncertainties. The Company's actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; and its ability to maintain favorable relations with its physician partners.

         The Company operated as a majority owned subsidiary of AHC from 1992 until the distribution by AHC to its stockholders of the shares of the Company's common stock owned by it (the "Distribution") on December 3, 1997. Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the Recapitalization, AHC exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock. The principal purpose of the Distribution was to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company. Upon the Distribution, the Company became a publicly traded company.

         The following table presents the components of changes in the number of surgery centers in operation and centers under development for the years ended December 31, 1997, 1996 and 1995. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                                       1997               1996                1995
                                                                       ----               ----                ----
    Centers in operation, beginning of period                           27                 18                  14
    New center acquisitions placed in operation                          5                  6                   2
    New development centers placed in operation                         10                  3                   2
    Centers sold                                                        (3)                 -                   -
                                                                       ---                ---                 ---

    Centers in operation, end of period                                 39                 27                  18
                                                                       ===                ===                 ===

    Centers under development, end of period                            10                 20                  13
                                                                       ===                ===                 ===

         Thirty of the surgery centers in operation as of December 31, 1997 perform gastrointestinal endoscopy procedures; six centers perform ophthalmology procedures; one center performs otolaryngology procedures; one center performs orthopaedic procedures; and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         In addition, the Company has a majority interest in two physician practices which were acquired in January 1996 and January 1997, the other partners of which are entities owned by the principal physicians who provide professional medical services to patients of the practices. All third party payer contracts under which the two physician group practices provide professional services are entered into by the group practice entities in which the Company is the general partner and owns a majority interest.

         The start-up specialty physician networks are owned through limited partnerships and limited liability companies in which the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. It is not expected that the specialty physician networks in themselves will be a significant source of income for the Company. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers and physician practices. As of December 31, 1997, these networks had not yet generated any revenues.

         The Company intends to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties. In addition, the Company believes that its surgery centers, combined with the Company's relationships with specialty physician practices in the surgery centers' markets, will provide the Company with other opportunities for growth from specialty network development. By using its surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that it will strengthen its market position in contracting with managed care organizations.

         While the Company generally owns 51% to 70% of the entities that own the surgery center or physician group practice, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net earnings or loss of the surgery center/practice entities.

         The Company's sources of revenues as a percentage of total revenues for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                       1997                1996               1995
                                                                       ----                ----               ----
    Surgery centers                                                     83%                 83%                97%
    Physician practices                                                  15                  15                  -
    Other                                                                 2                   2                  3
                                                                       ----                ----               ----
         Total                                                          100%                100%               100%
                                                                       ====                ====               ====

         The facility fees and fees for physician services received by the Company's surgery centers and physician practices are generally paid through third party reimbursement programs, including governmental and private insurance programs. The Company derived approximately 37%, 36% and 37% of its revenues in the years ended December 31, 1997, 1996 and 1995, respectively, from governmental healthcare programs including Medicare and Medicaid.

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the years ended December 31, 1997, 1996 and 1995:

                                                                      1997               1996                1995
                                                                      ----               ----                ----
    Revenues                                                         100.0%              100.0%             100.0%

    Operating expenses:
      Salaries and benefits                                           30.2                33.3               27.9
      Other operating expenses                                        35.5                33.1               33.7
      Depreciation and amortization                                    8.6                 8.6               10.7
      Net loss on sale of assets                                       2.5                   -                  -
                                                                     -----               -----              -----

         Total operating expenses                                     76.8                75.0               72.3
                                                                     -----               -----              -----

         Operating income                                             23.2                25.0               27.7

    Minority interest                                                 15.8                15.6               17.6
    Other (income) and expenses:
      Interest expense, net of interest income                         2.7                 2.3                2.8
      Distribution cost                                                1.5                   -                  -
                                                                     -----               -----              -----

         Earnings before income taxes                                  3.2                 7.1                7.3

    Income tax expense                                                 3.1                 2.9                2.6
                                                                     -----               -----              -----

         Net earnings                                                  0.1                 4.2                4.7
    Accretion of preferred stock discount                              0.5                   -                  -
                                                                     -----               -----              -----

         Net earnings (loss) available to common shareholders         (0.4)%               4.2%               4.7%
                                                                     =====               =====              =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues were $57.4 million in 1997, an increase of $22.5 million, or 65%, over revenues in 1996. The increase is primarily attributable to additional centers in operation in 1997 and the acquisition of a urology physician practice on January 1, 1997. Excluding the three centers which were disposed as described below, same-center revenues in 1997 increased by 6%. Same-center growth resulted from increased case volume and increases in fees. The Company anticipates further revenue growth during 1998 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $17.4 million in 1997, an increase of $5.7 million, or 50%, over salaries and benefits expense in 1996. Other operating expenses were $20.4 million in 1997, an increase of $8.8 million, or 76%, over other operating expenses in 1996. This increase resulted primarily from additional centers in operation, the acquisition of the interest in the urology physician practice and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expense and other operating expenses in the aggregate as a percentage of revenues remained comparable at 66% in 1997 and 1996. However, salaries and benefits expense as a percentage of revenues decreased in 1997 while other operating expenses as a percentage of revenues increased proportionately in 1997 compared to 1996 primarily due to the addition of contracted physician service expense for the physician practice acquired in January 1997 within other operating expenses.

         The Company anticipates further increases in operating expenses in 1998 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

         Depreciation and amortization expense increased $1.9 million, or 65%, in 1997 over 1996, primarily due to 12 additional surgery centers and one physician practice in operation in 1997 compared to 1996.

         Included in net loss on sale of assets in 1997 is a loss of approximately $2.0 million from the disposition of the Company's investment in a partnership that owned two surgery centers acquired in 1994. Various disagreements with the sole physician partner over the operation of these centers had adversely impacted the operations of these centers. After a series of discussions and attempts to resolve these differences, the Company determined that the partners could not resolve their disagreements and that as a result the carrying value of the assets associated with this partnership would not likely be fully recovered. The Company projected the undiscounted cash flows from these centers and determined these cash flows to be less than the carrying value of the long-lived assets attributable to this partnership. Accordingly, an impairment loss equal to the excess of the carrying value of the long-lived assets over the present value of the estimated future cash flows was recorded in the first quarter of 1997 in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." In September 1997, the Company sold its interest in the partnership assets to its physician partner and recognized a partial loss recovery. Management believes it has good relationships with its other physician partners and that the loss attributable to the partnership discussed above resulted from a unique set of circumstances.

         In addition, net loss on sale of assets includes a pretax gain of approximately $460,000 from the sale in July 1997 of a surgery center building and equipment which the Company had leased to a gastrointestinal physician practice. Concurrent with the sale, the Company terminated its management agreement with the physician practice for the surgery center in which the Company had no ownership interest but had managed since 1994.

         The Company's minority interest in earnings in 1997 increased by $3.7 million, or 67%, over 1996 primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $745,000, or 92%, in 1997 over 1996 due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and a physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         Distribution cost in 1997 represents costs incurred by the Company related to effecting the Distribution.

         The Company recognized income tax expense of $1.8 million in 1997, compared to $1.0 million in 1996. The Company has recognized no tax benefit associated with distribution cost and net loss on sale of assets, while certain tax aspects of the gain transaction recorded in July 1997 resulted in income tax expense of approximately $100,000. The Company's effective tax rate in both periods was 40% of earnings prior to the impact of distribution cost and net loss on sale of assets and differed from the federal statutory income tax rate of 34% due primarily to the impact of state income taxes.

         Accretion of preferred stock discount resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Stock has been accreted toward its redemption value, including potential dividends, over the redemption term. Subsequent to December 31, 1997, using a conversion ratio based on the market price of the Company's Class A Common Stock, the holders of this preferred stock elected to convert their preferred shares into 380,952 shares of Class A Common Stock pursuant to the provisions of the Company's Charter.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues were $34.9 million in 1996, an increase of $12.5 million, or 56%, over revenues in 1995. The increase resulted primarily from the growth in the number of surgery centers in operation, the acquisition of a majority interest in a physician practice as of January 31, 1996 and an increase of 14% in same-center revenues at the fifteen centers in operation since January 1, 1995.

         Salaries and benefits expense increased by $5.4 million, or 86%, while other operating expenses increased by $4.0 million, or 53%, in 1996 over 1995. These increases resulted primarily from the acquisition of the interest in a physician practice, additional centers in operation and an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expense and other operating expenses represented in the aggregate approximately 66% of revenues for 1996 as compared to approximately 62% of revenues for 1995. Physician group practices generally have lower operating margins than ambulatory surgery centers. Because the physician practice has both greater revenues and greater operating expenses as a percentage of revenues than any single center, its acquisition had a disproportionately large impact on operating margins.

         Depreciation and amortization expense increased $603,000, or 25%, in 1996 over 1995, primarily due to the acquisition of majority interests in additional surgery centers, the acquisition of the interest in a physician practice and new start-up surgery centers placed in operation. The increase of $182,000, or 29%, in interest expense in 1996 over 1995 is primarily attributable to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and a physician practice plus the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         Minority partners' interest in center earnings in 1996 rose to $5.4 million from $3.9 million in 1995, an increase of 38%, primarily as a result of minority partners' interest in earnings at surgery centers added to operations and from increased same-center profitability.

         Income tax expense increased 70% in 1996 to $985,000 as a result of increased income before income taxes and an increase in the Company's effective income tax rate to 40% from 36%. The increase in the effective income tax rate resulted from the utilization of prior period net operating loss carryforwards during 1995. The difference between the federal statutory income tax rate of 34% and the Company's effective income tax rates was due primarily to the utilization of prior period net operating loss carryforwards in 1995 and the impact of state income taxes.

QUARTERLY STATEMENT OF OPERATIONS DATA

         The following table presents certain quarterly statement of operations data for the years ended December 31, 1997 and 1996. The quarterly statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                          1996                                 1997
                                          ----------------------------------  -----------------------------------------
                                          FIRST     SECOND    THIRD   FOURTH  FIRST(1)    SECOND  THIRD(2)(3) FOURTH(3)
                                          -----     ------    -----   ------  --------    ------  ----------- ---------
                                                                (In thousands, except per share data)
    Revenues                              $7,133    $8,094    $8,774  $10,897  $12,591    $13,890   $14,566   $16,367
    Earning (loss) before
         income taxes                        589       605       470      802   (1,496)     1,014     1,478       854
    Net earnings (loss) available
         to common shareholders              353       364       282      460   (1,892)       537       862       283
    Diluted earnings (loss) per
         common share                       0.04      0.04      0.03     0.05    (0.20)      0.06      0.09      0.03

(1) Includes an impairment loss of $2.3 million, or $0.24 per share, on a partnership interest.
(2) Includes a gain on sale of assets of $727,000, net of income taxes, or $0.08 per share, attributable to a loss recovery on the sale of a partnership interest and gain on sale of a surgery center building and equipment.
(3) Includes distribution cost of $458,000 and $384,000, or $0.05 and $0.04 per share, respectively, incurred in the third and fourth quarters of 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital of $9.3 million compared to $4.7 million in 1996. Operating activities for 1997 generated $4.0 million in cash flow from operations compared to $3.8 million in 1996. Cash and cash equivalents at December 31, 1997 and 1996 were $3.4 million and $3.2 million, respectively.

         During 1997 the Company used $12.6 million to acquire interests in five additional practice-based ambulatory surgery centers and a urology physician practice. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled $10.6 million in 1997, of which $3.0 million was funded from the capital contributions of the Company's minority partners. The Company used its cash flow from operations and net borrowings on long-term debt of $14.1 million to fund its acquisition and development obligations.

         The Company received cash proceeds of $2.0 million from the sale of a surgery center building and equipment and the sale of a partnership interest in two surgery centers. In addition, the Company received proceeds of $524,000 from the sale of common stock to its minority partners.

         At December 31, 1997 the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $3.1 million, of which the Company expects that approximately $1.6 million will be borrowed under the Company's credit facility (and guaranteed on a pro rata basis by the physicians), and that the remaining amount will be provided by the Company and the physician partners in proportion to their respective ownership interests in the partnerships and limited liability companies. The Company intends to fund its portion out of future cash flows from operations.

         Under the terms of the Second Amended and Restated Loan Agreement, as amended on December 19, 1997, all borrowings outstanding under the Company's term loan were converted to its revolving credit facility. At December 31, 1997, borrowings under the credit facility were $22.4 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement permits the Company to borrow up to $35.0 million to finance the Company's acquisition and development projects at prime or 1.75% above LIBOR or a combination thereof, provides for a fee of .35% on unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 1997.

         On November 20, 1996, the Company issued shares of its Series A Preferred Stock and Series B Preferred Stock to certain unaffiliated institutional investors for net cash proceeds of approximately $5.0 million. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company. The Series A Preferred Stock, which had a liquidation value of $3.0 million and was subject to redemption at any time at the option of the Company, upon the occurrence of certain events and in 2002 at the option of the holders, was converted subsequent to December 31, 1997 by its holders into 380,952 share of Class A Common Stock using a conversion ratio based on market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. Upon the occurrence of certain events, including an Initial Public Offering (as that term is defined in the Company's Charter), the Series B Preferred Stock will automatically convert into a number of shares of Class A Common Stock that approximates 6% of the equity of the Company determined as of November 20, 1996, with that percentage being ratably increased to 8% of the equity of the Company if a triggering event has not occurred by November 20, 2000. If a triggering event does not occur by November 20, 2002, the holders of the Series B Preferred Stock will have the right to sell such preferred stock to the Company on an as-if-converted basis at the current market price of the underlying Class A Common Stock.

         Historically the Company depended on AHC for the majority of its equity financing. A principal purpose of the Distribution was to permit the Company to have access to public debt and equity capital markets as an independent public company. While the Company anticipates that its operating activities will continue to provide cash flow and increased revenues, the Company will require additional financing in order to fund its development and acquisition plans and to achieve its long-term strategic growth plans. This additional financing could take the form of a private or public offering of debt or equity securities or additional bank financing. No assurances can be given that the necessary financing will be obtainable on terms satisfactory to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" become effective for the Company for the year ended December 31, 1998. The Company is still evaluating the effects of adopting these two statements, but does not expect the adoption of either pronouncement to have a material effect on the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 17, 1998

                                  AMSURG CORP.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                          1997                1996
                                                                                          ----                ----

                               ASSETS
Current assets:
    Cash and cash equivalents                                                         $  3,406,787        $ 3,192,408
    Accounts receivable, net of allowance of $1,436,468 and $1,272,651, respectively     8,220,616          5,640,946
    Supplies inventory                                                                     905,992            554,839
    Deferred income taxes (note 11)                                                        390,000            303,000
    Prepaid and other current assets                                                     1,020,835            680,761
                                                                                      ------------        -----------

             Total current assets                                                       13,944,230         10,371,954

Long-term receivables and deposits (note 4)                                                479,012            643,516
Property and equipment, net (notes 5,7 and 8)                                           19,248,464         12,335,892
Intangible assets, net (notes 4 and 6)                                                  41,566,684         31,302,096
                                                                                      ------------        -----------
             Total assets                                                             $ 75,238,390        $54,653,458
                                                                                      ============        ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt (note 7)                                        $  1,330,595        $ 2,616,714
    Accounts payable                                                                       922,188          1,307,069
    Accrued salaries and benefits                                                        1,018,844            998,460
    Other accrued liabilities                                                            1,235,626            635,456
    Current income taxes payable                                                           125,396             82,586
                                                                                      ------------        -----------
             Total current liabilities                                                   4,632,649          5,640,285

Long-term debt (note 7)                                                                 24,969,718          9,218,281
Deferred income taxes (note 11)                                                          1,185,000            765,000
Minority interest                                                                        9,191,896          5,673,960
Preferred stock, no par value, 5,000,000 shares authorized, 916,666 shares
  outstanding (note 9)                                                                   5,267,672          4,982,057
Shareholders' equity (notes 3, 10 and 12):
    Common stock:
         Class A, no par value, 20,000,000 shares authorized 4,758,091 and
           9,199,525 shares outstanding, respectively                                   14,636,331         26,064,085
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding                                                           13,528,981                  -
    Retained earnings                                                                    2,099,491          2,309,790
    Deferred compensation on restricted stock (note 12)                                   (273,348)                 -
                                                                                      ------------        -----------
             Total shareholders' equity                                                 29,991,455         28,373,875
                                                                                      ------------        -----------
Commitments and contingencies (notes 5, 8, 12 and 13)

             Total liabilities and shareholders' equity                               $ 75,238,390        $54,653,458
                                                                                      ============        ===========


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                      1997                1996                1995
                                                                      ----                ----                ----
Revenues (note 2)                                                  $57,413,812         $34,898,496        $22,388,739

Operating expenses:
    Salaries and benefits (note 12)                                 17,363,440          11,613,504          6,243,134
    Other operating expenses (note 12)                              20,352,442          11,546,562          7,557,655
    Depreciation and amortization                                    4,944,483           3,000,183          2,396,796
    Net loss on sale of assets (note 4)                              1,424,690              30,811                  -
                                                                   -----------         -----------        -----------
         Total operating expenses                                   44,085,055          26,191,060         16,197,585
                                                                   -----------         -----------        -----------
         Operating income                                           13,328,757           8,707,436          6,191,154

Minority interest                                                    9,084,132           5,433,588          3,938,364
Other (income) and expenses:
    Interest expense, net of interest income of $69,088,
         $139,531 and $95,640, respectively                          1,553,508             808,332            626,750
    Distribution cost (note 3)                                         841,801                   -                  -
                                                                   -----------         -----------        -----------
         Earnings before income taxes                                1,849,316           2,465,516          1,626,040

Income tax expense (note 11)                                         1,774,000             985,000            578,000
                                                                   -----------         -----------        -----------
         Net earnings                                                   75,316           1,480,516          1,048,040
Accretion of preferred stock discount (note 9)                         285,615              22,057                  -
                                                                   -----------         -----------        -----------
         Net earnings (loss) available to common shareholders      $  (210,299)        $ 1,458,459        $ 1,048,040
                                                                   ===========         ===========        ===========

Earnings (loss) per common share (note 10):
    Basic                                                          $     (0.02)        $      0.17        $      0.13
    Diluted                                                        $     (0.02)        $      0.16        $      0.12
                                                                   ===========         ===========        ===========
Weighted average number of shares and share equivalents
    outstanding (note 10):
    Basic                                                            9,453,205           8,689,480          8,173,511
    Diluted                                                          9,453,205           9,082,535          8,580,974
                                                                   ===========         ===========        ===========





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                          DEFERRED
                                                       COMMON STOCK         RETAINED    COMPENSATION
                                                  ---------------------     EARNINGS    ON RESTRICTED
                                                  SHARES         AMOUNT     (DEFICIT)       STOCK           TOTAL
                                                  ------         ------     ---------       -----           -----
Balance December 31, 1994                         7,744,801  $19,754,382   $ (196,709)    $       -     $19,557,673
    Issuance of stock                               356,826    1,197,279            -             -       1,197,279
    Issuance of stock in conjunction with
          acquisitions                              200,850      676,200            -             -         676,200
    Net earnings                                          -            -    1,048,040             -       1,048,040
                                                  ---------  -----------   ----------     ---------     -----------
Balance December 31, 1995                         8,302,477   21,627,861      851,331             -      22,479,192
    Issuance of stock                               512,239    2,366,262            -             -       2,366,262
    Issuance of stock in conjunction with
          acquisitions                              384,809    2,069,962            -             -       2,069,962
    Net earnings available to common
          shareholders                                    -            -    1,458,459             -       1,458,459
                                                  ---------  -----------   ----------     ---------     -----------
Balance December 31, 1996                         9,199,525   26,064,085    2,309,790             -      28,373,875
    Issuance of stock                               146,087      934,273            -      (273,348)        660,925
    Issuance of stock in conjunction with
          acquisitions                              300,863    1,847,376            -             -       1,847,376
    Acquisition of stock                           (101,253)    (680,422)           -             -        (680,422)
    Net loss available to common shareholders             -            -     (210,299)            -        (210,299)
                                                  ---------  -----------   ----------     ---------     -----------
Balance December 31, 1997                         9,545,222  $28,165,312   $2,099,491    $ (273,348)    $29,991,455
                                                  =========  ===========   ==========    ==========     ===========





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                       1997               1996                1995
                                                                       ----               ----                ----
Cash flows from operating activities:
    Net earnings                                                   $     75,316        $ 1,480,516        $ 1,048,040
    Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest                                            9,084,132          5,433,588          3,938,364
         Distributions to minority partners                          (8,907,875)        (5,084,294)        (3,840,787)
         Depreciation and amortization                                4,944,483          3,000,183          2,396,796
         Deferred income taxes                                          333,000            249,000            213,000
         Net loss on sale of assets                                   1,424,690            (30,811)                 -
         Increase (decrease) in cash, net of effects of
         acquisitions, due to changes in:
             Accounts receivable, net                                (1,620,141)        (1,353,365)          (467,620)
             Supplies inventory                                        (212,403)          (128,248)           (73,413)
             Prepaid and other current assets                          (572,455)          (213,838)          (110,443)
             Other assets                                              (803,022)          (266,801)          (109,360)
             Accounts payable                                          (384,881)           648,292            241,428
             Accrued expenses and other liabilities                     322,870            (43,734)           568,525
             Other, net                                                 273,593            156,001            106,220
                                                                   ------------        -----------        -----------

             Net cash flows provided by operating activities          3,957,307          3,846,489          3,910,750

Cash flows from investing activities:
    Acquisition of interest in surgery centers                      (12,643,331)       (12,669,794)        (3,186,512)
    Acquisition of property and equipment                           (10,578,551)        (3,863,052)        (1,831,445)
    Proceeds from sale of assets                                      1,978,462                  -                  -
    Decrease (increase) in long-term receivables                         57,504            137,582               (846)
                                                                   ------------        -----------        -----------
             Net cash flows used in investing activities            (21,185,916)       (16,395,264)        (5,018,803)

Cash flows from financing activities:
    Proceeds from long-term borrowings                               17,629,000         10,544,700          2,164,949
    Repayment on long-term borrowings                                (3,524,641)        (7,261,534)          (999,929)
    Net proceeds from issuance of preferred stock                             -          4,960,000                  -
    Net proceeds from issuance of common stock                          524,216          2,366,262          1,197,279
    Proceeds from capital contributions by minority partners          2,952,507          1,681,324            476,693
    Financing cost incurred                                            (138,094)           (19,230)           (11,345)
                                                                   ------------        -----------        -----------
             Net cash flows provided by financing activities         17,442,988         12,271,522          2,827,647
                                                                   ------------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                    214,379           (277,253)         1,719,594
Cash and cash equivalents, beginning of year                          3,192,408          3,469,661          1,750,067
                                                                   ------------        -----------        -----------
Cash and cash equivalents, end of year                             $  3,406,787        $ 3,192,408        $ 3,469,661
                                                                   ============        ===========        ===========





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  PRINCIPLES OF CONSOLIDATION

         AmSurg Corp. (the "Company"), through its wholly owned subsidiaries, owns majority interests primarily between 51% and 70% in limited partnerships and limited liability companies ("LLCs") which own and operate practice-based ambulatory surgery centers and physician practices. The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the partnership or LLC. The limited partner or minority member responsibilities are to supervise the delivery of medical services with their rights being restricted to those which protect their financial interests, such as approval of the acquisition of significant assets or incurring debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. All material intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

b.  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities less than three months when purchased.

c.  OTHER CURRENT ASSETS

         Other current assets are comprised of prepaid expenses and other receivables.

d.  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation for buildings and improvements is recognized under the straight-line method over 20 years, or for leasehold improvements, over the remaining term of the lease plus renewal options. Depreciation for moveable equipment is recognized over useful lives of five to ten years.

e.  INTANGIBLE ASSETS

    EXCESS OF COST OVER NET ASSETS OF PURCHASED OPERATIONS

         Excess of cost over net assets of purchased operations is being amortized over 25 years. The Company has consistently assessed impairment of the excess of cost over net assets of purchased operations and other long-lived assets in accordance with criteria consistent with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Whenever events or changes in circumstances indicate that the carrying amount of long-term assets may not be recoverable, management assesses whether or not an impairment loss should be recorded by comparing estimated undiscounted future cash flows with the assets' carrying amount at the partnership level.
If the assets' carrying amount is in excess of the estimated undiscounted future cash flows, an impairment loss is recognized as the excess of the carrying amount over estimated future cash flows discounted at an applicable rate. Intangibles and other long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

    DEFERRED PRE-OPENING COSTS

         Deferred pre-opening costs consist of cost incurred for surgery centers while under development. Deferred pre-opening costs are amortized over one year, starting upon the commencement date of operations.

    OTHER INTANGIBLE ASSETS

         Other intangible assets consist of deferred organization costs and deferred financing costs of the Company and the entities included in the Company's consolidated financial statements. Deferred organization costs are amortized over five years and deferred financing costs are amortized over the term of the related debt.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


f.  INCOME TAXES

         The Company files a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

g.  EARNINGS PER SHARE

         Effective December 31, 1997, the Company has adopted the provisions of SFAS No. 128 "Earnings Per Share" and has restated all previously reported amounts to conform to the new standard. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the combined weighted average number of Class A and Class B common shares while diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

h.  STOCK OPTION PLAN

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No.123 "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

i.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost which approximates fair value. Management believes that the carrying amounts of long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

j.  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

k.  RECLASSIFICATIONS

         Distributions to minority partners, disclosed as a financing activity in prior years' consolidated statements of cash flows, is classified as an operating activity in order to present cash flows provided by operating activities more comparably to industry practices. Certain other prior year amounts have been reclassified to conform to the 1997 presentation.

l.  RECENT ACCOUNTING PRONOUNCEMENTS

         Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" become effective for the Company for the year ended December 31, 1998. The Company is continuing to evaluate the effects of adopting these two statements, but does not expect the adoption of either pronouncement to have a material effect on the Company's consolidated financial statements.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.  REVENUE RECOGNITION

         Revenues for the years ended December 31, 1997, 1996 and 1995 are comprised of the following:

                                                                   1997               1996               1995
                                                                   ----               ----               ----
    Surgery centers                                            $47,803,933         $28,950,498        $21,641,743
    Physician practices                                          8,677,522           5,155,148                  -
    Other                                                          932,357             792,850            746,996
                                                               -----------         -----------        -----------

         Revenues                                              $57,413,812         $34,898,496        $22,388,739
                                                               ===========         ===========        ===========

         Surgery center revenues consist of the billing for the use of the Centers' facilities (the "usage fee") directly to the patient or third party payer. The usage fee excludes any amounts billed for physicians' services which are billed separately by the physicians to the patient or third party payer.

         Physician practice revenues consist of the billing for physician services of the Company's two majority owned physician practices acquired in 1997 and 1996. The billings are made by the practice directly to the patient or third party payer.

         Revenues from surgery centers and physician practices are recognized on the date of service, net of estimated contractual allowances from third party medical service payers including Medicare and Medicaid. During the years ended December 31, 1997, 1996 and 1995 approximately 37%, 36%, and 37%, respectively, of the Company's revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payers is limited due to the large number of such payers.

3.  PUBLIC DISTRIBUTION OF COMMON STOCK

         The Company operated as a majority owned subsidiary of American Healthcorp, Inc. ("AHC") from 1992 until the distribution by AHC to its stockholders of the shares of the AmSurg common stock owned by it (the "Distribution") on December 3, 1997. Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the Recapitalization, AHC exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock. The principal purpose of the Distribution was to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company. Upon the Distribution, the Company became a publicly traded company. All shares and earnings per share data included herein have been adjusted to reflect the recapitalization. Expenses incurred in connection with the Distribution are reflected as distribution cost in the consolidated statement of operations for the year ended December 31, 1997.

4.  ACQUISITIONS AND DISPOSITIONS

a.  ACQUISITIONS

         The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in five, four and two practiced-based surgery centers during 1997, 1996 and 1995, respectively. In addition, the Company acquired through wholly owned subsidiaries one physician practice and related entities in each of 1997 and 1996. Consideration paid for the acquired interests consisted of cash, common stock, note payable or a combination thereof. Total consideration paid in 1997, 1996 and 1995 for all acquisitions was $14,471,503, $13,561,661 and $4,415,000, respectively, of which the Company assigned $13,738,220, $12,289,386 and $3,976,358, respectively, to excess of cost over net assets of purchased operations. The acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

         An acquisition which occurred in 1995 was structured such that if certain operating results were not achieved, the purchase price would be adjusted. Subsequent operations of the center did not meet the predefined levels, and the purchase price adjustment, which is reflected as a long-term receivable in the accompanying consolidated balance sheets, is being repaid to the Company over a thirty-month period.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


b.  PRO FORMA INFORMATION

         The unaudited consolidated pro forma results for the years ended December 31, 1997 and 1996, assuming all 1997 and 1996 acquisitions had been consummated on January 1, 1996, are as follows:

                                                                                      1997               1996
                                                                                      ----               ----
    Revenues                                                                       $60,090,000        $51,287,000
    Net earnings (loss) available to common shareholders                               (16,000)         2,216,000
    Earnings per common share
         Basic                                                                            0.00               0.24
         Diluted                                                                          0.00               0.23
    Weighted average number of shares and share equivalents
         Basic                                                                       9,587,000          9,189,000
         Diluted                                                                     9,587,000          9,583,000
                                                                                   ===========        ===========

c.  DISPOSITIONS

         In two separate transactions in 1997, the Company sold its investment in a partnership that owned two surgery centers acquired in 1994 and a surgery center building and equipment which the Company leased to a physician practice. In conjunction with the sale of the surgery center building and equipment, the Company also terminated its management agreement with the physician practice for the surgery center in which it had no ownership interest but had managed since 1994. The net loss associated with these transactions was $1,494,000.

d.  SUBSEQUENT ACQUISITIONS

         In January 1998, the Company, through a wholly owned subsidiary, acquired a majority interest in a practiced-based surgery center. Consideration paid for the acquired interest consisted of cash of $1,400,000, of which the Company assigned approximately $970,000 to excess of cost over net assets of purchased operations.

5.  PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 are as follows:

                                                                                      1997               1996
                                                                                      ----               ----
    Land and improvements                                                         $    98,540         $    98,540
    Building and improvements                                                      10,264,481           7,017,163
    Moveable equipment                                                             13,820,039           8,725,140
    Construction in progress                                                        1,180,250             316,384
                                                                                  -----------         -----------
                                                                                   25,363,310          16,157,227
    Less accumulated depreciation and amortization                                 (6,114,846)         (3,821,335)
                                                                                  -----------         -----------
         Property and equipment, net                                              $19,248,464         $12,335,892
                                                                                  ===========         ===========

         At December 31, 1997, the Company and its partnerships had unfunded construction and equipment purchase commitments for centers under development of approximately $3,100,000 in order to complete construction in progress.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.  INTANGIBLE ASSETS

         Intangible assets at December 31, 1997 and 1996 consist of the following:

                                                                                      1997               1996
                                                                                      ----               ----
    Excess of cost over net assets of purchased operations, net of accumulated
      amortization of $4,123,482 and $2,757,394, respectively                      $40,636,399        $30,771,784
    Deferred pre-opening cost, net of accumulated amortization of $336,091
      and $66,095, respectively                                                        614,944            220,942
    Other intangible assets, net of accumulated amortization of $388,108 and
      $336,308, respectively                                                           315,341            309,370
                                                                                   -----------        -----------

         Intangible assets, net                                                    $41,566,684        $31,302,096
                                                                                   ===========        ===========

7.  LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 is comprised of the following:

                                                                                      1997               1996
                                                                                      ----               ----
    $35,000,000 credit agreement at prime or 1.75% above LIBOR
      (average rate of 7.5% at December 31, 1997), due January 10, 2001            $22,399,935        $ 3,157,657
    Term loan at prime or 1.75% above LIBOR                                                 -           5,030,590
    Other debt at an average rate of 8.3%, due through September 23, 2003            2,847,048          2,508,828
    Capitalized lease arrangements at an average rate of 10.0%, due through
      March 1, 2002 (see note 8)                                                     1,053,330          1,137,920
                                                                                   -----------        -----------

                                                                                    26,300,313         11,834,995
    Less current portion                                                             1,330,595          2,616,714
                                                                                   -----------        -----------

         Long-term debt                                                            $24,969,718        $ 9,218,281
                                                                                   ===========        ===========

         On December 19, 1997, the Company amended its credit agreement. Under the terms of the newly amended agreement, all borrowings outstanding under the Company's term loan with the same lending institutions were converted to its revolving credit facility. The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement permits the Company to borrow up to $35,000,000 to finance the Company's acquisition and development projects at prime or 1.75% above LIBOR or a combination thereof, provides for a fee of .35% on unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 1997.

         Certain partnerships and LLCs included in the Company's consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $6,300,000. The Company and the partners or members have guaranteed payment of the loans.

         Principal payments required on long-term debt in the five years subsequent to December 31, 1997 are $1,330,595, $1,118,876, $693,653,
$22,957,821 and $199,368.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.  LEASES

         The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2014. Future minimum lease payments at December 31, 1997 are as follows:

                                                                                  CAPITALIZED
 YEAR ENDED                                                                        EQUIPMENT          OPERATING
DECEMBER 31,                                                                        LEASES             LEASES
------------                                                                        ------             ------
   1998                                                                           $  537,415         $ 3,473,344
   1999                                                                              391,495           3,195,189
   2000                                                                              192,124           2,782,336
   2001                                                                               55,709           2,460,708
   2002                                                                               13,927           1,727,441
   Thereafter                                                                              -           5,136,659
                                                                                  ----------         -----------
         Total minimum rentals                                                     1,190,670         $18,775,677
                                                                                                     ===========
    Less amounts representing interest at rates ranging from 10.0% to 10.2%         (137,340)
                                                                                  ----------
         Capital lease obligations                                                $1,053,330
                                                                                  ==========

         At December 31, 1997, equipment with a cost of $1,669,134 and accumulated amortization of $760,630 was held under capital lease. The Company and its limited partners have guaranteed payment of the leases. Rental expense for operating leases for the years ended December 31, 1997, 1996 and 1995 was $3,093,000, $1,775,000 and $1,201,000 (see note 12).

9.  PREFERRED STOCK

         Preferred stock, net of issuance costs, is comprised of the following:

                                                                                      1997               1996
                                                                                      ----               ----
    Series A Redeemable Preferred Stock, 500,000 shares outstanding                $2,059,905          $1,774,290
    Series B Convertible Preferred Stock, 416,666  shares outstanding               3,207,767           3,207,767
                                                                                   ----------          ----------

                                                                                   $5,267,672          $4,982,057
                                                                                   ==========          ==========

         On November 20, 1996, the Company issued to unaffiliated institutional investors a combination of redeemable and convertible preferred stock for net proceeds of $4,960,000. The Series A Redeemable Preferred Stock, with a stated amount of $3,000,000, was to pay a cumulative dividend of 8% commencing November 21, 1998. Subsequent to December 31, 1997, the holders of the Series A Redeemable Preferred Stock converted their preferred shares into 380,952 shares of Class A Common Stock using a conversion ratio based on market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. The Series B Convertible Preferred Stock, with a stated amount of $2,500,000, is convertible into that number of shares of Class A Common Stock that approximates 6% of the equity of the Company determined as of November 20, 1996, with that percentage being ratably increased to 8% of the equity of the Company if an event of liquidity has not occurred by November 20, 2000. An event of liquidity is defined as an initial public offering of common stock or sale of the Company yielding net cash proceeds to the Company of at least $25,000,000, or in the event the Company has completed a spin-off, yielding net proceeds of $20,000,000 to the Company and/or its shareholders. If such events of liquidity do not occur by November 20, 2002, the holders of the Series B Convertible Preferred Stock have the right to require the Company to redeem the stock at current market price as defined by the Company's Charter. The preferred stock was recorded at its fair value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Convertible Stock has been accreted toward its stated amount, including potential dividends, over the redemption term. The Series B Preferred Stock is not being accreted because management expects a conversion upon an event of liquidity.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10. SHAREHOLDERS' EQUITY

a.  COMMON STOCK

         From the time of the Company's inception, the Company has sold Class A Common Stock to AHC, partners and members of certain of its partnerships and LLCs and other private investors at fair value. In addition, the Company has issued shares of Class A Common Stock in connection with acquisitions of surgery center assets. On December 3, 1997, the Company issued Class B Common Stock in connection with the Distribution (see note 3). Class B Common Stock differs from Class A Common Stock only in that it has ten votes per share in the election and removal of directors of the Company, while the Class A Common Stock has one vote per share. Other than the election and removal of directors of the Company, the Class A Common Stock and the Class B Common Stock have equal voting and other rights. The Company does not have the right to issue additional Class B Common Stock.

b.  EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share:

                                                              EARNINGS (LOSS)        SHARES            PER SHARE
                                                                (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                                                -----------       -------------         ------
    For the year ended December 31, 1997:
         Net earnings                                           $   75,316
         Less accretion of preferred stock                         285,615
                                                                ----------
         Basic and diluted loss per share:
             Loss available to common shareholders              $ (210,299)          9,453,205           $(0.02)
                                                                ==========           =========

    For the year ended December 31, 1996:
         Net earnings                                           $1,480,516
         Less accretion of preferred stock                          22,057
                                                                ----------
         Basic earnings per share:
             Earnings available to common shareholders           1,458,459           8,689,480            $0.17
         Effect of dilutive securities options                           -             393,055
                                                                ----------           ---------
         Diluted earnings per share:
             Earnings available to common shareholders          $1,458,459           9,082,535            $0.16
                                                                ==========           =========

    For the year ended December 31, 1995:
         Basic earnings per share:
             Earnings available to common shareholders          $1,048,040           8,173,511            $0.13
         Effect of dilutive securities options                           -             407,463
                                                                ----------           ---------
         Diluted earnings per share:
             Earnings available to common shareholders          $1,048,040           8,580,974            $0.12
                                                                ==========           =========

         Options to purchase 1,174,849 shares of common stock at prices ranging from $0.75 to $8.70, representing common share equivalents of 335,927 under the treasury stock method, were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share for the year then ended because to do so would have been anti-dilutive to the net loss per share available to common shareholders. The options will expire at various dates through December 2007. The effect of the conversion of 500,000 shares of Series A Redeemable Preferred Stock to 380,952 shares of Class A Common Stock, which occurred subsequent to December 31, 1997 (see note 9), has also been excluded from the computation of diluted earnings per share for the year ended December 31, 1997 because to do so would have been anti-dilutive after giving consideration to the elimination of related accretion of preferred stock.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


c.  STOCK OPTIONS

         The Company has two stock option plans under which it has granted non-qualified options to purchase shares of Class A Common Stock to employees and outside directors. Options are granted at market value on the date of the grant and vest over 4 years at the rate of 25% per year. Options have a term of 10 years from the date of grant. As of December 31, 1997, 491,232 shares were reserved for future options.

         Stock option activity for the years ended December 31, 1997, 1996 and 1995 is summarized below:

                                                                                                        WEIGHTED
                                                                                                         AVERAGE
                                                                                    NUMBER OF           EXERCISE
                                                                                     SHARES               PRICE
                                                                                     ------               -----
    Outstanding at December 31, 1994                                                   650,867          $1.71
         Options granted                                                                35,000           3.36
                                                                                    ----------

    Outstanding at December 31, 1995                                                   685,867           1.80
         Options granted                                                               229,750           5.01
         Options exercised                                                              (2,917)          2.70
         Options terminated                                                             (5,917)          3.21
                                                                                    ----------
    Outstanding at December 31, 1996                                                   906,783           2.61
         Options granted                                                               294,033           6.70
         Options exercised                                                              (1,500)          3.44
         Options terminated                                                            (24,467)          5.21
                                                                                    ----------

    Outstanding at December 31, 1997                                                 1,174,849           3.56
                                                                                    ==========

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 ---------------------------------------------         --------------------------
                                                   WEIGHTED         WEIGHTED                             WEIGHTED
                                                    AVERAGE          AVERAGE                              AVERAGE
       RANGE OF                     NUMBER         REMAINING        EXERCISE              NUMBER         EXERCISE
    EXERCISE PRICES               OUTSTANDING     LIFE (YRS.)         PRICE             EXERCISABLE        PRICE
    ---------------               -----------     -----------         -----             -----------        -----
     $0.75 - $1.50                   344,000          4.3            $0.75                 344,000          $0.75
      1.50 -  3.00                   217,526          5.3             2.59                 215,026           2.58
      3.00 -  4.50                   113,493          6.8             3.33                  78,459           3.32
      4.50 -  6.00                   329,832          8.6             5.32                  78,447           5.13
      6.00 -  7.50                    94,998          9.3             6.15                  66,666           6.15
      7.50 -  8.70                    75,000          9.9             8.70                       -            N/A
                                   ---------                                               -------

      0.75 -  8.70                 1,174,849          6.6             2.61                 782,598           2.41
                                   =========                                               =======

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The Company accounts for its stock options issued to employees and outside directors pursuant to APB No. 25. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in 1997, 1996 and 1995 were $3.93, $2.73 and $1.80 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of seven years and a forfeiture rate of 3% in 1997, 1996 and 1995 and an average risk free interest rate of 6.4% in 1997, 6.2% in 1996 and 6.6% in 1995. The Company also assumed a volatility rate of 54% in 1997, based upon the volatility rate of AHC, and 49% and 46% in 1996 and 1995, respectively, based upon an average of comparable companies. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the years ended December 31, 1997, 1996 and 1995 net income and net income per share attributable to common shareholders would have been reduced to the following pro forma amounts.

                                                                   1997               1996               1995
                                                                   ----               ----               ----
    Net earnings available to common shareholders:
         As reported                                             $(210,299)         $1,458,459         $1,048,040
         Pro forma                                                (690,359)          1,241,874          1,028,040
    Basic earnings (loss) per share available to common
      shareholders:
         As reported                                                 (0.02)               0.17               0.13
         Pro forma                                                   (0.07)               0.14               0.13
    Diluted earnings (loss) per share available to common
      shareholders:
         As reported                                                 (0.02)               0.16               0.12
         Pro forma                                                   (0.07)               0.14               0.12

         In 1994, the Company issued warrants to purchase its common stock to AHC. These warrants were exercised February 26, 1996 for 85,907 shares at $2.70 per share. The warrants were issued in return for AHC's prior guaranty of Company debt.

11. INCOME TAXES

         Income tax expense for the years ended December 31, 1997, 1996 and 1995 is comprised of the following:

                                                                   1997               1996               1995
                                                                   ----               ----               ----
    Current:
         Federal                                                $1,188,000           $593,000            $301,000
         State                                                     253,000            143,000              64,000
    Deferred                                                       333,000            249,000             213,000
                                                                ----------           --------            --------

             Income tax expense                                 $1,774,000           $985,000            $578,000
                                                                ==========           ========            ========

         Total income tax expense for the years ended December 31, 1997, 1996 and 1995 differed from the amount computed by applying the U.S. Federal income tax rate of 34 percent to earnings before income taxes as a result of the following:

                                                                            1997             1996            1995
                                                                            ----             ----            ----
    Statutory Federal income tax                                         $  629,000        $ 838,000        $553,000
    State income taxes, net of Federal income tax benefit                   188,000          132,000          60,000
    Increase (decrease) in valuation allowance                              (26,000)          49,000        (124,000)
    Non-deductible distribution cost and net loss on sale of assets         812,000                -               -
    Other                                                                   171,000          (34,000)         89,000
                                                                         ----------        ---------        --------

         Income tax expense                                              $1,774,000        $ 985,000        $578,000
                                                                         ==========        =========        ========

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                                      1997               1996
                                                                                      ----               ----
    Deferred tax assets:
         Allowance for uncollectible accounts                                       $ 354,000            $297,000
         State net operating losses                                                    69,000              60,000
         Other                                                                         36,000               6,000
                                                                                    ---------            --------

             Gross deferred tax assets                                                459,000             363,000
         Valuation allowance                                                          (34,000)            (60,000)
                                                                                    ---------            --------

             Net deferred tax assets                                                  425,000             303,000

    Deferred tax liabilities:
         Property and equipment, principally due to difference in depreciation         95,000              66,000
         Excess of cost over net assets of purchased operations, principally due to
           differences in amortization                                              1,125,000             699,000
                                                                                    ---------            --------

             Gross deferred tax liabilities                                         1,220,000             765,000
                                                                                    ---------            --------

             Net deferred tax liability                                             $ 795,000            $462,000
                                                                                    =========            ========

         The net deferred tax liability at December 31, 1997 and 1996, is recorded as follows:

    Current deferred income tax asset                                               $ 390,000            $303,000
    Noncurrent deferred income tax liability                                        1,185,000             765,000
                                                                                    ---------            --------

         Net deferred tax liability                                                 $ 795,000            $462,000
                                                                                    =========            ========

         The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

12. RELATED PARTY TRANSACTIONS

         Included in other operating expenses for the years ended December 31, 1997, 1996 and 1995 is $382,467, $213,820 and $186,215, respectively, paid to
AHC for management and financial services provided by AHC to the Company.
These expenses were incurred pursuant to an agreement under which AHC was paid for the services of AHC's chief executive officer and chief financial officer as well as ongoing accounting and tax services for surgery center and corporate operations. Upon the Distribution, the Company issued to AHC's chief executive officer and chief financial officer, who also serve as directors of the Company, restricted shares of Class A Common Stock valued at approximately $350,000, in accordance with an agreement in which they are to provide advisory services to the Company through December 3, 1999. Deferred compensation associated with the restricted stock is amortized over the term of the agreement.

         The Company also rents approximately 15,000 square feet of office space from AHC pursuant to a sublease which expires December 1999. Included in other operating expenses for the years ended December 31, 1997 and 1996 is $271,194 and $163,212, respectively, related to this sublease.

         The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were $2,198,802, $1,205,849 and $871,054 for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company reimburses certain of its limited partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled $7,024,657, $4,616,745 and $3,538,925 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                  AMSURG CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The Company believes that the foregoing transactions are in its best interests. It is the Company's current policy that all transactions by the Company with officers, directors, five percent shareholders and their affiliates will be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated parties, are reasonably expected to benefit the Company and are approved by a majority of the disinterested independent members of the Company's Board of Directors.

13. COMMITMENTS AND CONTINGENCIES

         The Company and its partnerships are insured with respect to medical malpractice risk on a claims made basis. Management is not aware of any claims against it or its partnerships which would have a material financial impact.

         The Company or its wholly owned subsidiaries, as general partners in the limited partnerships, are responsible for all debts incurred but unpaid by the partnership. As manager of the operations of the partnership, the Company has the ability to limit its potential liabilities by curtailing operations or taking other operating actions.

         In the event of a change in current law which would prohibit the physicians' current form of ownership in the partnerships or LLCs, the Company is obligated to purchase the physicians' interests in the partnerships or LLCs. The purchase price to be paid in such event is generally the greater of the physicians' capital account or a multiple of earnings.

14. SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                         1997             1996                1995
                                                                         ----             ----                ----
    Cash paid during the year for:
         Interest                                                    $ 1,583,963       $   909,884        $   550,725
         Income taxes, net of refunds                                $ 1,398,190       $   970,309        $    74,105
                                                                     ===========       ===========        ===========

    Noncash investing and financing activities:
         Effect of acquisitions:
            Assets acquired, net of cash                             $15,253,504       $17,181,505        $ 5,680,262
            Liabilities assumed                                         (762,797)       (2,441,749)        (1,187,550)
            Issuance of common stock                                  (1,847,376)       (2,069,962)          (676,200)
            Issuance of note payable                                           -                 -           (630,000)
                                                                     -----------       -----------        ------------

            Payment for assets acquired                              $12,643,331       $12,669,794        $ 3,186,512
                                                                     ===========       ===========        ===========

         Capital lease obligations incurred to acquire equipment     $   333,041       $         -        $   306,630
         Forgiveness of debt and treasury stock received in
            connection with sale of a partnership interest           $   808,070       $         -        $         -
                                                                     ===========       ===========        ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors of the Company, set forth in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 1998, under the caption "Election of Directors," is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

    Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1998, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to the executive officers of the Company, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1998, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to the security ownership of certain beneficial owners and management, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1998, under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 1998, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

    (1)  FINANCIAL STATEMENTS:  See Item 8 herein.

    (2)  FINANCIAL STATEMENT SCHEDULES:

         Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1
         Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-2

         All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   (3)   EXHIBITS

             EXHIBIT                                               DESCRIPTION
             -------                                               -----------
               2.1        Amended and Restated Distribution Agreement (incorporated by reference to Exhibit 2.1 to the
                          Registration Statement on Form 10, as amended)
               2.2        Exchange Agreement (incorporated by reference to Exhibit 2.2 to the Registration Statement on
                          Form 10, as amended)
               3.1        Amended and Restated Charter of AmSurg (incorporated by reference to Exhibit 3.1 to the
                          Registration Statement on Form 10, as amended)
               3.2        Amended and Restated Bylaws of AmSurg (incorporated by reference to Exhibit 3.2 to the
                          Registration Statement on Form 10, as amended)
               4.1        Specimen certificate representing the Class A Common Stock (incorporated by reference to
                          Exhibit 4.1 to the Registration Statement on Form 10, as amended)
               4.2        Specimen certificate representing the Class B Common Stock (incorporated by reference to
                          Exhibit 4.2 to the Registration Statement on Form 10, as amended)
               4.3        Form of Shareholders' Agreement between AmSurg and certain investors (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 10, as amended)
               4.4        Preferred Stock Purchase Agreement dated November 20, 1996 by and among AmSurg, Electra
                          Investment Trust P.L.C., Capitol Health Partners, L.P. and Michael E. Stephens. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form 10, as amended)
               10.1       Form of Management and Human Resources Agreement between AmSurg and AHC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10, as amended)
               10.2       Registration Agreement, dated April 2, 1992, as amended November 30, 1992, and November 20,
                          1996 among AmSurg and certain named investors therein (incorporated by reference to Exhibit
                          10.2 to the Registration Statement on Form 10, as amended)
               10.3    *  Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10, as amended)
               10.4       Second Amended and Restated Loan Agreement dated as of April 15, 1997 among AmSurg, SunTrust
                          Bank, Nashville, N.A., and NationsBank of Tennessee, N.A., as amended on May 6, 1997 and
                          September 2, 1997 (incorporated by reference to Exhibit 10.4 to the Registration Statement on
                          Form 10, as amended)
               10.5       Third Amendment to the Second Amended and Restated Loan Agreement dated as of December 19,
                          1997.
               10.6       Sublease dated June 9, 1996 between AHC and AmSurg (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10, as amended)
               10.7    *  1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10, as amended)
               10.8    *  1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registration
                          Statement on Form 10, as amended)
               10.9    *  Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10, as amended)
               10.10   *  Form of Advisory Agreement with Thomas G. Cigarran and Henry D. Herr (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10, as amended)
               10.11   *  Agreement dated April 11, 1997 between AmSurg and Rodney H. Lunn (incorporated by reference to
                          Exhibit 10.11 to the Registration Statement on Form 10, as amended)
               10.12   *  Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10, as amended)
               10.13      Asset Purchase Agreement dated September 2, 1997, by and among AmSurg Corp., AmSurg Holdings,
                          Inc., The Endoscopy Center, Inc. and the shareholders thereof (incorporated by reference to
                          Exhibit 2 of the Current Report on Form 8-K, dated September 2, 1997)
               10.14      Asset Purchase Agreement dated January 30, 1998, by and among AmSurg Holdings, Inc., Arizona
                          Ophthalmic Outpatient Surgery, LLC and the shareholders thereof (incorporated by reference to
                          Exhibit 2 of the Current Report on Form 8-K, dated January 30, 1998)
               21         Subsidiaries of AmSurg
               23         Consent of Independent Auditors
               27         Financial Data Schedule

_________________


*        Management contract or compensatory plan, contract or arrangement

(b)      Reports on Form 8-K

               The Company filed one report on Form 8-K/A dated September 2, 1997 during the quarter ended December 31, 1997 to provide the required financial statements of The Endoscopy Center, Inc., an entity in whose assets the Company acquired an undivided 60% interest.

(c)      Exhibits

               The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3).

(d)      Financial Statement Schedules

               Additional information relating to the response to this portion of Item 14 is submitted as a separate section of this report. See
         Item 14(a)(2).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMSURG CORP.


  March 27, 1998                      By: /s/  Ken P. McDonald
                                          ---------------------------------
                                          KEN P. MCDONALD
                                          (President and Chief Executive
                                          Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              SIGNATURE                                        TITLE                                     DATE
              ---------                                        -----
    /s/ Thomas G. Cigarran                     Chairman of the Board                               March 27, 1998
-------------------------------------
           Thomas G. Cigarran


    /s/ James A. Deal                          Director                                            March 27, 1998
-------------------------------------
           James A. Deal


    /s/ Steven I. Geringer                     Director                                            March 27, 1998
-------------------------------------
           Steven I. Geringer


    /s/ Debora A. Guthrie                      Director                                            March 27, 1998
-------------------------------------
           Debora A. Guthrie


    /s/ Henry D. Herr                          Director                                            March 27, 1998
-------------------------------------
           Henry D. Herr


    /s/ Bergein F. Overholt, M.D.              Director                                            March 27, 1998
-------------------------------------
           Bergein F. Overholt, M.D.


    /s/ Ken P. McDonald                        President, Chief Executive Officer and              March 27, 1998
-------------------------------------          Director
           Ken P. McDonald                     (Principal Executive Officer)


    /s/ Claire M. Gulmi                        Senior Vice President, Chief Financial              March 27, 1998
-------------------------------------          Officer and Secretary
           Claire M. Gulmi                     (Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the consolidated financial statements of AmSurg Corp. (the "Company") as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, and have issued our report thereon dated February 17, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 17, 1998

                                  AMSURG CORP.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 BALANCE AT   CHARGED TO    CHARGED TO                   BALANCE AT
                                                  BEGINNING    COST AND       OTHER                        END OF
                                                  OF PERIOD    EXPENSES    ACCOUNTS(1)     DEDUCTIONS(2)   PERIOD
                                                  ---------    --------    -----------     -------------   ------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS INCLUDED
    UNDER THE BALANCE SHEET CAPTION "ACCOUNTS
    RECEIVABLE":

    Year ended December 31, 1997                 $1,272,651   $1,534,992   $673,758        $2,044,933    $1,436,468
                                                 ==========   ==========   ========        ==========    ==========

    Year ended December 31, 1996                 $  455,628   $1,227,315   $366,636        $  776,928    $1,272,651
                                                 ==========   ==========   ========        ==========    ==========

    Year ended December 31, 1995                 $  300,403   $  694,078   $ 58,974        $  597,827    $  455,628
                                                 ==========   ==========   ========        ==========    ==========

----

(1) Valuation of allowance for uncollectible accounts at the acquisition of AmSurg physician practice-based ambulatory surgery centers and physician practices. Between 51% and 70% was charged to excess of cost over net assets of purchased companies. See note 4 of Notes to the Consolidated Financial Statements.

(2) Charge-off against allowance.