Form 10-Q
period 1998-03-31
AMSURG CORP
filed 1998-05-15
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

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

Yes   X                  No
   ------                  ------

         As of May 14, 1998, there were outstanding 5,148,966 shares of the Registrant's Class A Common Stock, no par value and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                    PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             MARCH 31,         DECEMBER 31,
                                                                                               1998                1997
                                                                                         ---------------      -------------

                                 ASSETS
Current assets:
     Cash and cash equivalents .......................................................      $  3,772,047       $  3,406,787
     Accounts receivable, net ........................................................        10,344,915          8,220,616
     Supplies inventory ..............................................................           990,749            905,992
     Deferred income taxes ...........................................................           390,000            390,000
     Prepaid and other current assets ................................................           940,345          1,020,835
                                                                                            ------------       ------------

              Total current assets ...................................................        16,438,056         13,944,230

Long-term receivables and deposits ...................................................           880,902            479,012
Property and equipment, net ..........................................................        20,655,711         19,248,464
Intangible assets, net ...............................................................        44,783,750         41,566,684
                                                                                            ------------       ------------

              Total assets ...........................................................      $ 82,758,419       $ 75,238,390
                                                                                            ============       ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ...............................................      $  1,446,506       $  1,330,595
     Accounts payable ................................................................         1,293,033            922,188
     Accrued salaries and benefits ...................................................         1,148,161          1,018,844
     Other accrued liabilities .......................................................           835,400          1,235,626
     Current income taxes payable ....................................................           553,394            125,396
                                                                                            ------------       ------------

              Total current liabilities ..............................................         5,276,494          4,632,649

Long-term debt .......................................................................        30,060,171         24,969,718
Deferred income taxes ................................................................         1,185,000          1,185,000
Minority interest ....................................................................        10,215,884          9,191,896
Preferred stock, no par value, 5,000,000 shares authorized, 416,666 and 916,666
   shares outstanding, respectively ..................................................         3,207,767          5,267,672

Shareholders' equity:
     Common stock:
         Class A, no par value, 20,000,000 shares authorized 5,145,966 and
           4,758,091 shares outstanding, respectively ................................        16,723,980         14,636,331
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ........................................................        13,528,981         13,528,981
     Retained earnings ...............................................................         2,799,315          2,099,491
     Deferred compensation on restricted stock .......................................          (239,173)          (273,348)
                                                                                            ------------       ------------

              Total shareholders' equity .............................................        32,813,103         29,991,455
                                                                                            ------------       ------------

              Total liabilities and shareholders' equity .............................      $ 82,758,419       $ 75,238,390
                                                                                            ============       ============

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                    --------------------------------
                                                                                                        1998                1997
                                                                                                    ------------       -------------
        Revenues .............................................................................      $ 17,828,648       $ 12,591,148

        Operating expenses:
             Salaries and benefits ...........................................................         5,367,341          3,971,664
             Other operating expenses ........................................................         6,383,712          4,450,793
             Depreciation and amortization ...................................................         1,568,407          1,087,263
             Net loss on sale of assets ......................................................            42,914          2,321,168
                                                                                                    ------------       ------------
                 Total operating expenses ....................................................        13,362,374         11,830,888
                                                                                                    ------------       ------------

                 Operating income ............................................................         4,466,274            760,260

        Minority interest ....................................................................         2,807,075          1,947,911
        Other (income) and expenses:
             Interest expense, net of interest income ........................................           492,825            308,179
                                                                                                    ------------       ------------

                 Earnings (loss) before income taxes .........................................         1,166,374         (1,495,830)


        Income tax expense ...................................................................           466,550            329,000
                                                                                                    ------------       ------------

                 Net earnings (loss) .........................................................           699,824         (1,824,830)

        Accretion of preferred stock discount ................................................                --             67,565
                                                                                                    ------------       ------------

                 Net earnings (loss) available to common shareholders ........................      $    699,824       $ (1,892,395)
                                                                                                    ============       ============

        Earnings (loss) per common share:
             Basic ...........................................................................      $       0.07       $      (0.20)
             Diluted .........................................................................      $       0.07       $      (0.20)

        Weighted average number of shares and share equivalents outstanding:
             Basic ...........................................................................         9,673,447          9,360,240
             Diluted .........................................................................        10,347,306          9,360,240

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                  ----------------------------------
                                                                                                      1998                  1997
                                                                                                  -----------           ------------
            Cash flows from operating activities:
                 Net earnings (loss) ...................................................          $   699,824           $(1,824,830)
                 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
                     Minority interest .................................................            2,807,075             1,947,911
                     Distributions to minority partners ................................           (2,825,098)           (1,719,822)
                     Depreciation and amortization .....................................            1,568,407             1,087,263
                     Amortization of deferred compensation on restricted stock .........               34,175                     -
                     Net loss on sale of assets ........................................               42,914             2,321,168
                     Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
                          Accounts receivable, net .....................................           (1,594,191)             (611,293)
                          Supplies inventory ...........................................              (24,403)               35,045
                          Prepaid and other current assets .............................               59,812              (183,703)
                          Other assets .................................................              (58,096)             (101,424)
                          Accounts payable .............................................              370,395               541,402
                          Accrued expenses and other liabilities .......................               47,539                66,826
                          Other, net ...................................................              (43,737)               12,555
                                                                                                  -----------           -----------

                          Net cash flows provided by operating activities ..............            1,084,616             1,571,098

            Cash flows from investing activities:
                 Acquisition of interest in surgery centers ............................           (4,562,773)           (6,030,569)
                 Acquisition of property and equipment .................................           (2,420,369)           (1,943,151)
                 Proceeds from sale of assets ..........................................              641,078                     -
                 Decrease in long-term receivables .....................................               14,557                 5,085
                                                                                                  -----------           -----------

                          Net cash flows used in investing activities ..................           (6,327,507)           (7,968,635)

            Cash flows from financing activities:
                 Proceeds from long-term borrowings ....................................            5,172,850             6,176,000
                 Repayment on long-term borrowings .....................................             (385,640)             (825,267)
                 Net proceeds from issuance of common stock ............................               18,481               133,776
                 Proceeds from capital contributions by minority partners ..............              804,431               184,506
                 Financing cost incurred ...............................................               (1,971)              (10,051)
                                                                                                  -----------           -----------
                          Net cash flows provided by financing activities ..............            5,608,151             5,658,964
                                                                                                  -----------           -----------

            Net increase (decrease) in cash and cash equivalents .......................              365,260              (738,573)

            Cash and cash equivalents, beginning of period .............................            3,406,787             3,192,408
                                                                                                  -----------           -----------

            Cash and cash equivalents, end of period ...................................          $ 3,772,047           $ 2,453,835
                                                                                                  ===========           ===========

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997



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

         The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

(2)  ACQUISITIONS AND DISPOSITIONS

         In the three months ended March 31, 1998, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in two physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was $4,572,036, consisting primarily of cash, of which the Company assigned approximately $3,870,000 to excess cost over net assets of purchased operations.

         Also in the three months ended March 31, 1998, a partnership in which the Company, through a wholly owned subsidiary, owned a 51% interest, sold certain assets comprising a surgery center developed in 1995 for approximately $640,000 and incurred a net loss of $42,914.

       Subsequent to March 31, 1998, the Company, through a wholly owned subsidiary acquired a 60% interest in a physician practice-based surgery center for approximately $5,400,000.

(3)   PREFERRED STOCK

         During the three months ended March 31, 1998, the holders of the Series A Redeemable Preferred Stock converted their preferred shares into 380,952 shares of Class A Common Stock using a conversion ratio based on market price of the Class A Common Stock pursuant to the provisions of the Company's Charter.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

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

         Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities" becomes effective for the Company for the year ended December 31, 1999. SOP No. 98-5 requires that start-up costs be expensed as incurred and that upon adoption, all deferred start-up costs be expensed as a cumulative effect of a change in accounting principle. The Company does not anticipate that the adoption of SOP No. 98-5 will have a material effect on the Company's financial position or ongoing results of operations.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997



(5)  SUBSEQUENT EVENTS

         In May 1998, the Company's Board of Director's approved a plan to dispose of the Company's interests in the two specialty physician practices in which it owns a majority interest as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. While the Company's past strategy for network development included the ownership of related physician practices, the Company's experience in specialty network development has made it clear that physician practice ownership is not necessary for the successful development of these networks. Because of this change in strategy and the fact that the ownership of physician practices is management intensive and produces lower profit margins, the Company believes that its capital and management resources are better allocated to the development and acquisition of surgery centers and networks. In addition, the Company believes that the ownership of only two physician practices does not allow for the economies of scale and growth opportunities needed to be successful in the physician practice management business.

         In conjunction with the plan of disposal of these practices, the Company will reduce the carrying value of the long-lived assets held for sale by approximately $5,400,000 in the second quarter of 1998, based on the estimated sales proceeds less estimated costs to sell. The Company will recognize a deferred income tax benefit of approximately $1,800,000 associated with the estimated loss. The remaining carrying value of the net assets of the practices is approximately $1,700,000.

         The Company expects to dispose of these practice interests through a sale. Although the Company is currently in negotiations regarding the possible sale of one of the two practices, there are no definitive agreements or arrangements with regard thereto. There can be no assurance that the Company will sell these operations but the Company believes that the estimated disposal loss will be adequate in the sale of the practices.

         A summary of the information about the operations of the physician practices for the three months ended March 31, 1998 and 1997 and for the years ended December 31, 1997 and 1996 is as follows:



                                                           THREE MONTHS ENDED                          YEAR ENDED
                                                                MARCH 31,                             DECEMBER 31,
                                                    -------------------------------        -----------------------------
                                                       1998                1997                1997                1996
                                                    -----------         -----------        ----------          ---------
Revenues.......................................     $2,242,916          $2,216,891         $8,814,724          $5,155,148
Operating expenses.............................      1,917,911           1,976,238          7,956,189           4,979,142
Minority interest..............................         73,444              71,074            327,287                   -
Interest expense...............................         14,834              29,801            101,797              90,912
                                                    ----------          ----------         ----------          ----------

     Contribution margin.......................     $  236,727          $  139,778         $  429,451           $  85,094
                                                    ==========          ==========         ==========           =========


         Concurrent with the Company's decision to exit the physician practice management business, one of the Company's physician practices received notification from a payer with which it has a capitated contract for gastroenterology services covering approximately 120,000 lives that the contract would not be renewed beyond the June 30, 1998 anniversary date of the contract. The payer has advised the Company that it plans to renegotiate the terms and coverage of the contract. At this time, the Company cannot project the ultimate outcome of these negotiations. However, an unfavorable outcome in these negotiations may have an adverse impact on the financial operations of the Company during the period this practice is held prior to disposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements, which have been included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, involve risks and uncertainties. The Company's actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; and its ability to sell the two physician practices.

OVERVIEW

       The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups through partnerships and limited liability companies. As of March 31, 1998, the Company owned a majority interest (51% or greater) in 41 surgery centers, owned a minority interest in one surgery center, owned a majority interest (60% or greater) in two physician practices and had established and was the majority owner (51%) of five start-up specialty physician networks.

       The Company operated as a majority-owned subsidiary of American Healthcorp, Inc. ("AHC") from 1992 until December 3, 1997 when AHC distributed to its stockholders all of its holdings of AmSurg common stock (the "Distribution"). Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the Recapitalization, AHC exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock. The principal purpose of the Distribution was to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company. Upon the Distribution, the Company became a publicly traded company.

       The following table presents the changes in the number of surgery centers in operation and centers under development for the three months ended March 31, 1998 and 1997. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.



                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                              ------------------
                                                                                              1998          1997
                                                                                              ----          ----

Centers in operation, beginning of period .........................................            39            27
New center acquisitions placed in operation .......................................             2             2
New development centers placed in operation .......................................             2            --
Centers sold ......................................................................            (1)           --
                                                                                              ---           ---
Centers in operation, end of period ...............................................            42            29
                                                                                              ===           ===
Centers under development, end of period ..........................................             8            17
                                                                                              ===           ===

       Thirty-two of the surgery centers in operation as of March 31, 1998, perform gastrointestinal endoscopy procedures, eight centers perform ophthalmology surgery procedures, one center performs orthopedic procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

       In addition, the Company has a majority interest in two physician practices which were acquired in January 1996 and January 1997, the other partners of which are entities owned by the principal physicians who provide professional medical services to patients of the practices. In May 1998, the Company's Board of Directors approved a plan to dispose of the Company's interests in these two specialty physician practices as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. Accordingly, the Company will record a charge of $3.6 million, net of income tax benefit of $1.8 million, in the second quarter of 1998 for the estimated loss on the disposal of these assets (see Note 5 of the Consolidated Financial Statements).

       The start-up specialty physician networks are owned through limited partnerships and limited liability companies in which the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income for the Company. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers and physician practices. As of March 31, 1998, one network had secured a managed care contract and was operational.

       The Company intends to expand through the development and acquisition of additional surgery centers in targeted surgical specialties. In addition, the Company believes that its surgery centers, combined with its relationships with specialty physician practices in the surgery centers' markets, will provide the Company with other opportunities for growth from specialty network development. By using its surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that it will strengthen its market position in contracting with managed care organizations.

       While the Company generally owns 51% to 70% of the entities that own the surgery center or physician group practice, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities.

SOURCES OF REVENUES

         The Company's principal source of revenues is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. The Company's other significant source of revenues is the fee for physician services performed by the two physician group practices in which the Company owns a majority interest.

         Practice-based ambulatory surgery centers and physician practices such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 40% and 34% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the three months ended March 31, 1998 and 1997, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         Approximately 9% and 12% of the Company's revenues for the three months ended March 31, 1998 and 1997, respectively, were generated by capitated payment contracts with HMOs. These revenues generally were attributable to contracts held by physician practices and a surgery center in which the Company holds a majority interest. These contracts require the practices to provide specialty physician and certain outpatient surgery services for the HMO members on an exclusive basis. These contracts do not require the practices to provide or to be at risk for hospital or other ancillary services such as laboratory or imaging services. The services required by these contracts are provided almost solely by surgery centers and the physician practices in which the Company owns a majority interest. Because the Company is only at risk for the cost of providing relatively limited healthcare services to these HMO members, the Company's risk of overutilization by HMO members is limited to the cost of the physician's time and the supply, drug and nursing staff expense required for outpatient surgery. In May 1998 the Company received notification from a payer with which it has a capitated contract for gastroenterology services covering approximately 120,000 lives, that the contract would not be renewed beyond the June 30, 1998 anniversary date of the contract. The payer has advised the Company that it plans to renegotiate the terms and coverage of the contract. At this time, the Company cannot project the results of these negotiations. However, an unfavorable outcome in these negotiations may have an adverse impact on the financial operations of the Company. This contract contributed $617,000, or 3%, and $676,000, or 5%, to the Company's consolidated revenues in the three months ended March 31, 1998 and 1997, respectively (see Note 5 of the Consolidated Financial Statements).

         The Company's sources of revenues as a percentage of total revenues for the three months ended March 31, 1998 and 1997 are as follows:



                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               -------------------
                                                                1998          1997
                                                                ----          ----
Surgery centers .............................................    87%           80%
Physician practices .........................................    12            17
Other .......................................................     1             3
                                                                ---           ---
    Total ...................................................   100%          100%
                                                                ===           ===

RESULTS OF OPERATIONS

The following table shows certain statement of operations items expressed as a percentage of revenues for the three months ended March 31, 1998 and 1997:


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   1998           1997
                                                                   ----           ----
Revenues ...............................................          100.0%          100.0%

Operating expenses:
  Salaries and benefits ................................           30.1            31.6
  Other operating expenses .............................           35.8            35.4
  Depreciation and amortization ........................            8.8             8.6
  Net loss on sale of assets ...........................            0.2            18.4
                                                                  -----           -----

    Total operating expenses ...........................           74.9            94.0
                                                                  -----           -----

    Operating income ...................................           25.1             6.0

Minority interest ......................................           15.8            15.5
Other (income) and expenses:
  Interest expense, net of interest income .............            2.8             2.4
                                                                  -----           -----

    Earnings (loss) before income taxes ................            6.5           (11.9)

Income tax expense .....................................            2.6             2.6
                                                                  -----           -----

    Net earnings (loss) ................................            3.9           (14.5)
Accretion of preferred stock discount ..................             --             0.5
                                                                  -----           -----

    Net earnings (loss) available to common shareholders            3.9%          (15.0)%
                                                                  =====           =====

         Revenues were $17.8 million in the three months ended March 31, 1998, an increase of $5.2 million, or 42%, over revenues in the comparable 1997 period. The increase is primarily attributable to additional centers in operation in the three months ended March 31, 1998. Same-center revenues in the three months ended March 31, 1998, increased by 14%. Same-center growth resulted primarily from increased procedure volume. The Company anticipates further revenue growth during 1998 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth, net of a revenue reduction due to the expected disposition of the physician practices and any possible adverse impact of the renegotiated capitated contract, as discussed above.

         Salaries and benefits expense was $5.4 million in the three months ended March 31, 1998, an increase of $1.4 million, or 35%, over salaries and benefits expense in the comparable 1997 period. Other operating expenses were $6.4 million in the three months ended March 31, 1998, an increase of $1.9 million, or 43%, over other operating expenses in the comparable 1997 period. These increases resulted primarily from additional centers in operation, from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth and additional corporate cost associated with being a publicly traded company.

         The Company anticipates further increases in operating expenses in 1998, primarily due to additional start-up centers and acquired centers expected to be placed in operation, offset by the expected elimination of physician practices' operating expenses upon the planned disposal of these practices. Typically, a start-up center will incur start-up losses during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

         Depreciation and amortization expense increased $481,000, or 44%, in the three months ended March 31, 1998, over the comparable 1997 period, primarily due to 13 additional surgery centers in operation in the three months ended March 31, 1998 compared to the comparable 1997 period.

         The Company incurred a net loss of $43,000 during the three months ended March 31, 1998, related to the sale of a surgery center to an unaffiliated third party. The Company does not believe that this sale will have a significant impact on the Company's future ongoing results of operations. During the comparable 1997 period, the Company recorded an impairment loss of $2.3 million in connection with one partnership which operated two surgery centers which ultimately resulted in a net loss of $2.0 million.

         The minority interest in earnings in the three months ending March 31, 1998, increased by $860,000, or 44%, over the comparable 1997 period primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $185,000, or 60%, in the three months ending March 31, 1998, over the comparable 1997 period due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The Company recognized income tax expense of $467,000 the three months ending March 31, 1998, compared to $329,000 in the comparable 1997 period. In the three months ended March 31, 1997, the Company recognized no tax benefit associated with the net loss on sale of assets. The Company's effective tax rate in both periods was 40% of earnings prior to the impact of the net loss on sale of assets and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

         Accretion of preferred stock discount in the three months ended March 31, 1997, resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Stock has been accreted toward its redemption value, including potential dividends, over the redemption term. During the three months ended March 31, 1998, the holders of this preferred stock elected to convert their preferred shares into 380,952 shares of Class A Common Stock pursuant to the provisions of the Company's Charter using a conversion ratio based on the market price of the Company's Class A Common Stock. Accordingly, the Company will no longer record accretion of preferred stock discount.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $11.2 million compared to $9.3 million in the comparable 1997 period. Operating activities for the three months ended March 31, 1998, generated $1.1 million in cash flow from operations compared to $1.6 million in the comparable 1997 period. Cash and cash equivalents at March 31, 1998, and 1997 were $3.8 million and $3.4 million, respectively.

         During the three months ended March 31, 1998, the Company used $4.6 million to acquire interests in two additional practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled $2.4 million in the three months ended March 31, 1998, of which $804,000 was funded from the capital contributions of the Company's minority partners. The Company used its cash flow from operations and net borrowings on long-term debt of $4.8 million to fund its acquisition and development obligations.

         The Company received cash proceeds of $641,000 from the sale of a surgery center. In addition, the Company received proceeds of $18,000 from the issuance of common stock.

         At March 31, 1998, the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $2.0 million, of which the Company expects that approximately $943,000 will be borrowed under the Loan Agreement (and guaranteed on a pro rata basis by the physicians), and that the remaining amount will be provided by the Company and the physician partners in proportion to their respective ownership interests in the partnerships and limited liability companies. The Company intends to fund its portion out of future cash flows from operations.

         At March 31, 1998, borrowings under the Company's revolving credit facility were $27.6 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit facility permits the Company to borrow up to $35.0 million to finance the Company's acquisition and development projects at a rate equal to the prime rate or 1.75% above LIBOR or a combination thereof at the Company's option, provides for a fee of 0.35% on unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net. The Company expects to increase the amount available for borrowing to $50.0 million during the second quarter of 1998. The Company was in compliance with all covenants at March 31, 1998.

         On November 20, 1996, the Company issued shares of its Series A Preferred Stock and Series B Preferred Stock to certain unaffiliated institutional investors for net cash proceeds of approximately $5.0 million. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company. The Series A Preferred Stock, which had a liquidation value of $3.0 million and was subject to redemption at any time at the option of the Company, upon the occurrence of certain events and in 2002 at the option of the holders, was converted during the three months ended March 31, 1998, by its holders into 380,952 shares of Class A Common Stock using a conversion ratio based on market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. Upon the occurrence of certain events, including an Initial Public Offering (as that term is defined in the Company's Charter), the Series B Preferred Stock will automatically convert into a number of shares of Class A Common Stock that approximates 6% of the equity of the Company determined as of November 20, 1996, with that percentage being ratably increased to 8% of the equity of the Company if a triggering event has not occurred by November 20, 2000. The offering discussed below, if consummated, will constitute such a triggering event, and the Series B Preferred Stock will convert into approximately 607,500 shares of Class A Common Stock. If a triggering event does not occur by November 20, 2002, the holders of the Series B Preferred Stock will have the right to sell such preferred stock to the Company on an as-if-converted basis at the current market price of the underlying Class A Common Stock.

         Historically the Company depended on AHC for the majority of its equity financing. A principal purpose of the Distribution was to permit the Company to have access to public debt and equity capital markets as an independent public company. While the Company anticipates that its operating activities will continue to provide increased revenues and cash flows, the Company will require additional financing in order to fund its development and acquisition plans and to achieve its long-term strategic growth plans. This additional financing could take the form of a private or public offering of debt or equity securities or additional bank financing. No assurances can be given that the necessary financing will be obtainable on terms satisfactory to the Company. The failure to raise the funds necessary to finance its future cash requirements could adversely affect the Company's ability to pursue its strategy and could adversely affect its results of operations for future periods.

         On April 23, 1998, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission relating to an underwritten offering of 3,700,000 shares of Class A Common Stock. The Company intends to use the net proceeds from the sale of the shares by the Company for the repayment of indebtedness, working capital and general corporate purposes, including the acquisition and development of surgery centers.

YEAR 2000

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

         Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities" becomes effective for the Company for the year ended December 31, 1999. SOP No. 98-5 requires that start-up costs be expensed as incurred and that upon adoption, all deferred start-up costs be expensed as a cumulative effect of a change in accounting principle. The Company does not anticipate that the adoption of SOP No. 98-5 will have a material effect on the Company's financial position or ongoing results of operations.

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

       Not Applicable.

ITEM 5.    OTHER INFORMATION.

       Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits

                  27   Financial Data Schedule (for SEC use only)

       (b)    Reports on Form 8-K

                      The Company filed one report on Form 8-K dated January 30,
               1998 during the quarter ended March 31, 1998 to report the acquisition of an undivided 51% interest in the assets of Arizona Ophthalmic Outpatient Surgery, LLC.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AMSURG CORP.


Date: May 15, 1998        By: /s/  Claire M. Gulmi
                              -------------------------------------------------
                              CLAIRE M. GULMI

                              Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)