Form 10-Q
period 1998-06-30
AMSURG CORP
filed 1998-08-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

Yes      X                  No
      -------                  --------

           As of August 10, 1998, there were outstanding 9,525,594 shares of the Registrant's Class A Common Stock, no par value and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
                                 ASSETS
Current assets:
     Cash and cash equivalents .................................................     $  3,706,298      $  3,406,787
     Accounts receivable, net ..................................................       11,786,779         8,220,616
     Supplies inventory ........................................................        1,124,134           905,992
     Deferred income taxes .....................................................          390,000           390,000
     Prepaid and other current assets ..........................................        1,372,172         1,020,835
                                                                                     ------------      ------------
              Total current assets .............................................       18,379,383        13,944,230

Long-term receivables and deposits .............................................          322,551           479,012
Property and equipment, net ....................................................       21,851,155        19,248,464
Intangible assets, net .........................................................       44,627,156        41,566,684
                                                                                     ------------      ------------
              Total assets .....................................................     $ 85,180,245      $ 75,238,390
                                                                                     ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt .........................................     $  1,187,567      $  1,330,595
     Accounts payable ..........................................................          860,398           922,188
     Accrued salaries and benefits .............................................        1,040,915         1,018,844
     Other accrued liabilities .................................................          756,573         1,235,626
     Current income taxes payable ..............................................               --           125,396
                                                                                     ------------      ------------
              Total current liabilities ........................................        3,845,453         4,632,649

Long-term debt .................................................................        7,665,131        24,969,718
Deferred income taxes ..........................................................          838,439         1,185,000
Minority interest ..............................................................       11,498,135         9,191,896
Preferred stock, no par value, 5,000,000 shares authorized, 0 and 916,666 shares
   outstanding, respectively ...................................................               --         5,267,672
Shareholders' equity:
     Common stock:
         Class A, no par value, 20,000,000 shares authorized 9,494,173 and
           4,758,091 shares outstanding, respectively ..........................       47,859,740        14,636,331
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ..................................................       13,528,981        13,528,981
     Retained earnings .........................................................          149,364         2,099,491
     Deferred compensation on restricted stock .................................         (204,998)         (273,348)
                                                                                     ------------      ------------
              Total shareholders' equity .......................................       61,333,087        29,991,455
                                                                                     ------------      ------------
              Total liabilities and shareholders' equity .......................     $ 85,180,245      $ 75,238,390
                                                                                     ============      ============

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                 -----------------------------     -----------------------------
                                                     1998             1997             1998             1997
                                                 ------------     ------------     ------------     ------------
Revenues ....................................    $ 20,119,947     $ 13,889,975     $ 37,948,595     $ 26,481,123

Operating expenses:
     Salaries and benefits ..................       5,904,896        4,135,497       11,272,237        8,107,161
     Other operating expenses ...............       7,202,698        5,002,520       13,586,410        9,453,313
     Depreciation and amortization ..........       1,682,702        1,135,678        3,251,109        2,222,941
     Net loss (gain) on sale of assets ......       5,420,595          (64,185)       5,463,509        2,256,983
                                                 ------------     ------------     ------------     ------------
         Total operating expenses ...........      20,210,891       10,209,510       33,573,265       22,040,398
                                                 ------------     ------------     ------------     ------------
         Operating income (loss) ............         (90,944)       3,680,465        4,375,330        4,440,725

Minority interest ...........................       3,155,660        2,286,029        5,962,735        4,233,940
Other (income) and expenses:
     Interest expense, net of interest income         630,096          380,216        1,122,921          688,395
                                                 ------------     ------------     ------------     ------------
         Earnings (loss) before income taxes       (3,876,700)       1,014,220       (2,710,326)        (481,610)

Income tax expense (benefit) ................      (1,226,749)         407,000         (760,199)         736,000
                                                 ------------     ------------     ------------     ------------
         Net earnings (loss) ................      (2,649,951)         607,220       (1,950,127)      (1,217,610)
Accretion of preferred stock discount .......              --           69,990               --          137,555
                                                 ------------     ------------    -------------    -------------
         Net earnings (loss) available to
              common shareholders ...........    $ (2,649,951)    $    537,230     $ (1,950,127)    $ (1,355,165)
                                                 ============     ============     ============     ============

Earnings (loss) per common share:
     Basic ..................................    $      (0.25)    $       0.06     $      (0.19)    $      (0.14)
     Diluted ................................    $      (0.25)    $       0.06     $      (0.19)    $      (0.14)

Weighted average number of shares and share
     equivalents outstanding:
     Basic ..................................      10,622,889        9,447,249       10,148,168        9,403,745
     Diluted ................................      10,622,889        9,765,574       10,148,168        9,403,745







See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                                1998             1997
                                                                                            ------------     ------------
Cash flows from operating activities:
     Net loss ..........................................................................    $ (1,950,127)    $ (1,217,610)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Minority interest .............................................................       5,962,735        4,233,940
         Distributions to minority partners ............................................      (5,630,049)      (4,074,328)
         Depreciation and amortization .................................................       3,251,109        2,222,941
         Deferred income taxes .........................................................        (346,561)              --
         Amortization of deferred compensation on restricted stock .....................          68,350               --
         Net loss on sale of assets ....................................................       5,463,509        2,256,983
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................      (2,799,258)        (758,576)
              Supplies inventory .......................................................         (73,995)          10,871
              Prepaid and other current assets .........................................        (313,412)        (242,513)
              Other assets .............................................................        (185,177)        (366,909)
              Accounts payable .........................................................        (263,546)         517,153
              Accrued expenses and other liabilities ...................................        (565,960)          91,012
              Other, net ...............................................................          (5,390)          94,362
                                                                                            ------------     ------------
              Net cash flows provided by operating activities ..........................       2,612,228        2,767,326

Cash flows from investing activities:
     Acquisition of interest in surgery centers and physician practices ................      (9,976,822)      (6,954,262)
     Acquisition of property and equipment .............................................      (4,084,350)      (5,165,210)
     Proceeds from sale of assets ......................................................         652,000               --
     Decrease in long-term receivables .................................................         113,452           19,717
                                                                                            ------------     ------------
              Net cash flows used in investing activities ..............................     (13,295,720)     (12,099,755)

Cash flows from financing activities:
     Proceeds from long-term borrowings ................................................      11,193,850        9,094,698
     Repayment on long-term borrowings .................................................     (28,777,317)      (1,446,546)
     Net proceeds from issuance of common stock ........................................      27,601,480          383,171
     Proceeds from capital contributions by minority partners ..........................       1,016,380        1,302,923
     Financing cost incurred ...........................................................         (51,390)         (64,526)
                                                                                            ------------     ------------
              Net cash flows provided by financing activities ..........................      10,983,003        9,269,720
                                                                                            ------------     ------------
Net increase (decrease) in cash and cash equivalents ...................................         299,511          (62,709)
Cash and cash equivalents, beginning of period .........................................       3,406,787        3,192,408
                                                                                            ------------     ------------
Cash and cash equivalents, end of period ...............................................    $  3,706,298     $  3,129,699
                                                                                            ============     ============








See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


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

         Certain amounts of prior periods have been reclassified to conform to the current presentation.

(2)   SHAREHOLDERS' EQUITY

         On June 17, 1998, the Company completed a public stock offering of 3,700,000 shares of Class A Common Stock, for net proceeds of approximately $27,600,000. Concurrent with the public stock offering, the Series B Convertible Preferred Stock was converted into 605,998 shares of Class A Common Stock. Net proceeds from the offering were used to repay borrowings under the Company's revolving credit facility.

         During the first quarter of 1998, the holders of the Series A Redeemable Preferred Stock converted their preferred shares into 380,952 shares of Class A Common Stock using a conversion ratio based on the market price of the Class A Common Stock pursuant to the provisions of the Company's Charter.

(3)  ACQUISITIONS AND DISPOSITIONS

         In the six months ended June 30, 1998, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in three physician practice-based surgery centers. The Company also purchased an additional interest in an existing surgery center. The aggregate purchase price and related cost for the acquisitions was approximately $10,270,000, consisting primarily of cash and Class A Common Stock valued at approximately $290,000, of which the Company assigned approximately $9,100,000 to excess cost over net assets of purchased operations.

         Subsequent to June 30, 1998, the Company, through a wholly owned subsidiary, acquired a 57% interest in a physician practice-based surgery center for approximately $1,950,000.

         Also in the six months ended June 30, 1998, a partnership in which the Company, through a wholly owned subsidiary, owned a 51% interest, sold certain assets comprising a surgery center developed in 1995 for approximately $650,000 and incurred a net loss of $42,914.

         In May 1998, the Company's Board of Directors approved a plan to dispose of the Company's interests in the two specialty physician practices in which it then owned a majority interest as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. While the Company's past strategy for network development included the ownership of related physician practices, the Company's experience in specialty network development has made it clear that physician practice ownership is not necessary for the successful development of these networks. Because of this change in strategy and the fact that the ownership of physician practices is management intensive and produces lower profit margins than surgery centers, the Company believes that its capital and management resources are better allocated to the development and acquisition of surgery centers and networks. In addition, the Company believes that the ownership of only two physician practices does not allow for the economies of scale and growth opportunities needed to be successful in the physician practice management business.

         In conjunction with the plan of disposal of these practices, the Company reduced the carrying value of the long-lived assets held for sale by approximately $5,400,000 in the three months ended June 30, 1998, based on the estimated sales proceeds less estimated costs to sell. The Company recognized an income tax benefit of approximately $1,800,000 associated with the estimated loss. The remaining carrying value of the net assets of the practices at the plan of disposal date was approximately $1,700,000.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


         As of June 30, 1998, the Company had completed the disposal of one of these practices and was in negotiations regarding the possible sale of the remaining practice. However, there is no definitive agreement or arrangement with regard thereto, and therefore, there can be no assurance that the Company will sell this operation. The Company believes, however, that the estimated disposal loss will be adequate.

         A summary of the information about the operations of the physician practices for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                --------------------------    ------------------------
                                                   1998            1997          1998          1997
                                                -----------     ----------    ----------    ----------
Revenues ...................................    $ 1,998,137     $2,387,457    $4,240,524    $4,604,316
Operating expenses .........................      1,905,771      2,149,002     3,822,793     4,123,949
Minority interest ..........................         44,958         82,732       155,661       191,066
Interest expense ...........................         51,400         80,184       114,616       162,542
                                                -----------     ----------    ----------    ----------
     Contribution margin before income taxes    $    (3,992)    $   75,539    $  147,454    $  126,759
                                                ===========     ==========    ==========    ==========


(4)  RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" became effective for the Company during the first quarter of 1998 and its adoption did not have a material impact on the Company's financial reporting practices. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" also becomes effective for the Company for the year ended December 31, 1998. The Company is still evaluating the effects of adopting this statement, but does not expect its adoption to have a material effect on the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements, which have been included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, involve risks and uncertainties. The Company's actual operations and results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; its ability to sell its remaining physician practice; and the implementation of the proposed rule issued by the Health Care Financing Administration ("HCFA") which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups through partnerships and limited liability companies. As of June 30, 1998, the Company owned a majority interest (51% or greater) in 46 surgery centers, owned a majority interest (60%) in a physician practice and had established and was the majority owner (51%) of six start-up specialty physician networks.

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

         The following table presents the changes in the number of surgery centers in operation and centers under development during the three and six months ended June 30, 1998 and 1997. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                ------------------     ---------------
                                                  1998      1997       1998       1997
                                                  ----      ----       ----       ----
Centers in operation, beginning of period..        42        29         39         27
New center acquisitions placed in operation         1         1          3          3
New development centers placed in operation         3         1          5          1
Centers sold ..............................        --        --         (1)        --
                                                  ---       ---        ---        ---
Centers in operation, end of period .......        46        31         46         31
                                                  ===       ===        ===        ===
Centers under development, end of period ..         5        19          5         19
                                                  ===       ===        ===        ===

         Thirty-five of the surgery centers in operation as of June 30, 1998, perform gastrointestinal endoscopy procedures, nine centers perform ophthalmology surgery procedures, one center performs orthopaedic procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         During the three and six months ended June 30, 1998, the Company had a majority interest in two specialty physician practices which were acquired in January 1996 and January 1997, the other partners of which were entities owned by the principal physicians who provide professional medical services to patients of the practices. In May 1998, the Company's Board of Directors approved a plan to dispose of the Company's interests in these two physician practices as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. Accordingly, the Company recorded a charge of $3.6 million, net of income tax benefit of $1.8 million, in the second quarter of 1998 for the estimated loss on the disposal of these assets, and on June 26, 1998, the Company completed the disposal of one of these practices. Although the Company is currently in negotiations regarding the possible sale of the remaining practice, there is no definitive agreement or arrangement with regard thereto. Therefore, there can be no assurance that the Company will sell the operations of the remaining practice. However, the Company believes that the estimated disposal loss will be adequate (see Note 3 of the Consolidated Financial Statements).

         The start-up specialty physician networks are owned through limited partnerships and limited liability companies in which the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income for the Company. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of June 30, 1998, one network had secured a managed care contract and was operational.

         The Company intends to expand through the development and acquisition of additional practice-based surgery centers in targeted surgical specialties. In addition, the Company believes that its surgery centers, combined with its relationships with specialty physician practices in the surgery centers' markets, will provide the Company with other opportunities for growth from specialty network development. By using its surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that it will strengthen its market position in contracting with managed care organizations.

         While the Company generally owns 51% to 70% of the entities that own the surgery center or physician group practice, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net income or loss of the surgery center/practice entities.

SOURCES OF REVENUES

         The Company's principal source of revenues is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. Historically, the Company's other significant source of revenues has been the fees for physician services performed by the two physician group practices in which the Company has owned a majority interest. However, upon the completion of the plan to dispose of its interest in its physician practices, the Company will no longer earn such revenue.

         Practice-based ambulatory surgery centers and physician practices such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 40% and 34% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the six months ended June 30, 1998 and 1997, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         Approximately 9% and 11% of the Company's revenues for the six months ended June 30, 1998 and 1997, respectively, were generated by capitated payment contracts with HMOs. These revenues generally were attributable to contracts held by the physician practices and a surgery center in which the Company held a majority interest. Approximately 45% of the revenue associated with these contracts in the six months ended June 30, 1998 were a part of the operations of the practice disposed of as of June 26, 1998. The other contracts require the remaining practice to provide specialty physician and certain outpatient surgery services for the HMO members on an exclusive basis. These contracts do not require the practice to provide or to be at risk for hospital or other ancillary services such as laboratory or imaging services. The services required by these contracts are provided almost solely by surgery centers and the physician practice in which the Company owns a majority interest. Because the Company is only at risk for the cost of providing relatively limited healthcare services to these HMO members, the Company's risk of overutilization by HMO members is limited to the cost of the physician's time and the supply, drug and nursing staff expense required for outpatient surgery.

         In May 1998 the Company received notification from a payer with which one of its surgery centers has a capitated contract for surgical gastroenterology services covering approximately 120,000 lives that the contract would not be renewed beyond the June 30, 1998 anniversary date of the contract. The Company continues to provide surgical services under the contract under provisional arrangements and has negotiated with the payer a new contract with reimbursement rates no less favorable than those provided by the original contract. The Company expects to execute the contract during the third quarter of 1998.

         The Company's sources of revenues as a percentage of total revenues for the three and six months ended June 30, 1998 and 1997 are as follows:

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                   ------------------          ------------------
                                   1998          1997          1998          1997
                                   ----          ----          ----          ----
      Surgery centers ...           90%           82%           90%           82%
      Physician practices           10            17            10            17
      Other .............           --             1            --             1
                                   ---           ---           ---           ---
          Total .........          100%          100%          100%          100%
                                   ===           ===           ===           ===


RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the three and six months ended June 30, 1998 and 1997:

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                            -----------------------           -----------------------
                                                             1998            1997              1998             1997
                                                            ------           ------           ------           ------
           Revenues .................................       100.0%           100.0%           100.0%           100.0%

           Operating expenses:
             Salaries and benefits ..................        29.3             29.8             29.7             30.6
             Other operating expenses ...............        35.8             36.0             35.8             35.7
             Depreciation and amortization ..........         8.4              8.2              8.6              8.4
             Net loss (gain) on sale of assets ......        27.0             (0.5)            14.4              8.5
                                                            -----            -----            -----            -----
               Total operating expenses .............       100.5             73.5             88.5             83.2
                                                            -----            -----            -----            -----
               Operating income (loss) ..............        (0.5)            26.5             11.5             16.8

           Minority interest ........................        15.7             16.5             15.7             16.0
           Other (income) and expenses:
             Interest expense, net of interest income         3.1              2.7              2.9              2.6
                                                            -----            -----            -----            -----
               Earnings (loss) before income taxes ..       (19.3)             7.3             (7.1)            (1.8)

           Income tax expense (benefit) .............        (6.1)             2.9             (2.0)             2.8
                                                            -----            -----            -----            -----
               Net earnings (loss) ..................       (13.2)             4.4             (5.1)            (4.6)
           Accretion of preferred stock discount ....        --                0.5             --                0.5
                                                            -----            -----            -----            -----
               Net earnings (loss) available to
                    common shareholders .............       (13.2)%            3.9%            (5.1)%           (5.1)%
                                                            =====            =====            =====            =====

         Revenues were $20.1 million and $37.9 million in the three and six months ended June 30, 1998, respectively, an increase of $6.2 million and $11.5 million, or 45% and 43%, respectively, over revenues in the comparable 1997 periods. The increase is primarily attributable to additional centers in operation during the 1998 periods. Same-center revenues in the three and six months ended June 30, 1998, increased by 9% and 11%, respectively. Same-center growth resulted primarily from increased procedure volume. The Company anticipates further revenue growth during 1998 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth, net of a revenue reduction due to the disposition of the physician practices. Final implementation of the proposed Medicare reimbursement rates would also reduce the Company's future revenue as further described in "Liquidity and Capital Resources."

         Salaries and benefits expense was $5.9 million and $11.3 million in the three and six months ended June 30, 1998, an increase of $1.8 million and $3.2 million, or 43% and 39%, respectively, over salaries and benefits expense in the comparable 1997 periods. Other operating expenses were $7.2 million and $13.6 million in the three and six months ended June 30, 1998, an increase of $2.2 million and $4.1 million, or 44%, over other operating expenses in the comparable 1997 periods. These increases resulted primarily from additional centers in operation, from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth and additional corporate cost associated with being a publicly traded company.

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

         Depreciation and amortization expense increased $547,000 and $1.0 million, or 48% and 46%, respectively in the three and six months ended June 30, 1998, over the comparable 1997 periods, primarily due to 14 additional surgery centers in operation in the 1998 periods compared to the 1997 periods.

         During the three and six months ended June 30, 1998, in conjunction with its plan to exit the practice management business, the Company reduced the carrying value of the long-lived assets of the practices held for sale by approximately $5,400,000 based on the estimated sales proceeds less estimated costs to sell. The Company also incurred a net loss of $43,000 during the six months ended June 30, 1998, related to the sale of a surgery center to an unaffiliated third party. During the comparable 1997 six-month period, the Company recorded an impairment loss of $2.3 million, which ultimately resulted in a net loss of $2.0 million, in connection with one partnership which operated two surgery centers.

         The minority interest in earnings in the three and six months ended June 30, 1998, increased by $870,000 and $1.7 million, or 38% and 41%, over the comparable 1997 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $250,000 and $435,000, or 66% and 63%, in the three and six months ended June 30, 1998, over the comparable 1997 periods due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The Company recognized an income tax benefit of $1.2 million and $760,000 in the three and six months ended June 30, 1998, respectively, compared to tax expense of $407,000 and $736,000 in the comparable 1997 periods, respectively. A tax benefit of $1.8 million was recognized in the three and six months ended June 30, 1998 in connection with the net loss on sale of assets. The Company's effective tax rate in all periods was 40% of earnings prior to the impact of the net loss on sale of assets and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

         Accretion of preferred stock discount in the three and six months ended June 30, 1997, resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Stock has been accreted toward its redemption value, including potential dividends, over the redemption term. During the first quarter of 1998, the holders of this series of preferred stock elected to convert their preferred shares into 380,952 shares of Class A Common Stock pursuant to the provisions of the Company's Charter using a conversion ratio based on the market price of the Company's Class A Common Stock. Accordingly, the Company has recorded no accretion in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of $14.6 million compared to $5.6 million at June 30, 1997. Operating activities for the six months ended June 30, 1998, generated $2.6 million in cash flow compared to $2.8 million in the comparable 1997 period. Cash and cash equivalents at June 30, 1998 and 1997 were $3.8 million and $3.1 million, respectively.

         During the six months ended June 30, 1998, the Company used approximately $10.0 million to acquire interests in three additional practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $4.1 million in the six months ended June 30, 1998, of which approximately $1.0 million was funded from the capital contributions of the Company's minority partners. The Company used its cash flow from operations and borrowings on long-term debt of approximately $11.2 million to fund its acquisition and development obligations.

         On June 17, 1998, the Company completed a public stock offering of 3,700,000 shares of Class A Common Stock, for net proceeds of $27.6 million. The net proceeds, along with cash flow from operations, were used to repay $28.8 million in borrowings under the Company's revolving credit facility (the "Loan Agreement") and other long-term debt during the six months ended June 30, 1998. The Company also received cash proceeds of $650,000 from the sale of a surgery center during the six months ended June 30, 1998.

         At June 30, 1998, the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $300,000, of which the Company expects will be provided by the Company and the physician partners in proportion to their respective ownership interests in the partnerships and limited liability companies. The Company intends to fund its portion out of future cash flows from operations.

         At June 30, 1998, borrowings under the Company's revolving credit facility were $5.6 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The Loan Agreement, as amended in the second quarter of 1998, permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The Loan Agreement also provides for a fee ranging between .15% and .40% of unused commitments based on borrowing levels. The Loan Agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at June 30, 1998.

         On November 20, 1996, the Company issued shares of its Series A Preferred Stock and Series B Preferred Stock to certain unaffiliated institutional investors for net cash proceeds of approximately $5.0 million. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company. The Series A Preferred Stock, which had a liquidation value of $3.0 million and was subject to redemption at any time at the option of the Company, upon the occurrence of certain events and in 2002 at the option of the holders, was converted during the three months ended March 31, 1998, by its holders into 380,952 shares of Class A Common Stock using a conversion ratio based on market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. Upon the stock offering completed on June 17, 1998, the Series B Preferred Stock automatically converted into 605,998 of shares of Class A Common Stock as determined by a conversion ratio providing for the issuance of that number of shares which approximates 6% of the equity of the Company determined as of November 20, 1996.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule is subject to a comment period that originally expired August 11, 1998, and contains a proposed effective date of October 1, 1998. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers. The Company submitted a comment letter requesting extension of the comment period and a delay in the effective date. The Company has received notice that the comment period has been extended for 30 days until September 10, 1998.

         The Company believes that the proposed rule, if adopted in its current form with an effective date of October 1, 1998, would adversely affect the Company's revenues and expects that the Company's revenues in fiscal 1998 would be reduced by approximately 1% and revenues in fiscal 1999 would be reduced by approximately 4%. The Company expects to take a number of specific actions, including actions to effect certain cost efficiencies in center operations and reduce corporate overhead costs, in anticipation of the implementation of a final rule in order to offset the earnings impact of the rule. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented the actions will offset fully the adverse impact of the rule as finally adopted on the earnings of the Company. There also can be no assurance that HCFA will not modify the proposed rule, before it is enacted in final form, in a manner that would adversely impact the Company's financial condition, results of operation and business prospects.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" became effective for the Company during the first quarter of 1998 and its adoption did not have a material impact on the Company's financial reporting practices. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" also becomes effective for the Company for the year ended December 31, 1998. The Company is still evaluating the effects of adopting this statement, but does not expect its adoption to have a material effect on the Company's consolidated financial statements.

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

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 2.    CHANGES IN SECURITIES.

         On June 11, 1998, the Company's registration statement on Form S-1 (Registration No. 333-50813) for the registration and offering of 3,700,000 shares of Class A Common Stock became effective, and on June 17, 1998, the Company commenced and completed its sale of such registered shares at an offering price of $8.00 per share. J.C. Bradford & Co., Piper Jaffrey Inc. and Morgan Keegan & Company, Inc. underwrote the offering. The gross proceeds of the offering attributed to the account of the Company aggregated $29,600,000, and expenses incurred by the Company in connection with the issuance and distribution of the offering totaled $2,032,220. Net proceeds were $27,567,780 and were used to repay borrowings under the Company's revolving credit facility as described in the prospectus.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Shareholders Meeting held on May 15, 1998, the following members were elected to the Board of Directors by the vote set forth below:

                                                        VOTES             VOTES            VOTES
                                                         FOR             AGAINST         WITHHELD
                                                         ---             -------         --------
Class I Director           James A. Deal              46,655,040               -          109,948
Class I Director           Steven I. Geringer         46,655,040               -          109,948

ITEM 5.    OTHER INFORMATION.

         The Company must be notified of any proposal intended to be presented for action at the 1999 Annual Meeting of Shareholders by any shareholder of the Company not later than December 22, 1998. The Company may exercise discretionary voting authority with respect to any such proposal if it does not have notice of such matter by that date.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               10.1    Third Amended and Restated Loan Agreement dated as of
                       May 19, 1998 among the Company, SunTrust Bank, Nashville, N.A. and NationsBank of Tennessee, N.A. (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, as amended (File No. 333-50813))

               27      Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K

                        The Company filed a report on Form 8-K dated April
               14, 1998 during the quarter ended June 30, 1998 to report the acquisition of an undivided 51% interest in the assets of South Denver Endoscopy Center, Inc.

                        The Company filed a report on Form 8-K dated April
               30, 1998 during the quarter ended June 30, 1998 to report the acquisition of an undivided 60% interest in the assets comprising the operations of an ophthalmology ambulatory surgery center owned by Boswell Eye Center L.L.C. and Boswell Eye Institute, Inc.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMSURG CORP.


Date:  August 13, 1998     By: /s/  Claire M. Gulmi
                               -------------------------------------------------
                               CLAIRE M. GULMI

                               Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)