Form 10-Q
period 1998-09-30
AMSURG CORP
filed 1998-11-17
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

Yes  X    No
   ----      ----

           As of November 11, 1998, there were outstanding 9,533,486 shares of the Registrant's Class A Common Stock, no par value and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                            1998                1997
                                                                            ----                ----

                          ASSETS

Current assets:
     Cash and cash equivalents ....................................      $  4,850,847       $  3,406,787
     Accounts receivable, net .....................................        11,871,497          8,220,616
     Supplies inventory ...........................................         1,119,842            905,992
     Deferred income taxes ........................................           390,000            390,000
     Prepaid and other current assets .............................         1,089,834          1,020,835
                                                                         ------------       ------------

              Total current assets ................................        19,322,020         13,944,230

Long-term receivables and deposits ................................           315,264            479,012
Property and equipment, net .......................................        21,474,451         19,248,464
Intangible assets, net ............................................        45,865,024         41,566,684
                                                                         ------------       ------------

              Total assets ........................................      $ 86,976,759       $ 75,238,390
                                                                         ============       ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ............................      $  1,210,211       $  1,330,595
     Accounts payable .............................................         1,019,679            922,188
     Accrued salaries and benefits ................................         1,063,222          1,018,844
     Other accrued liabilities ....................................           998,266          1,235,626
     Current income taxes payable .................................           238,199            125,396
                                                                         ------------       ------------

              Total current liabilities ...........................         4,529,577          4,632,649

Long-term debt ....................................................         6,989,962         24,969,718
Deferred income taxes .............................................           838,439          1,185,000
Minority interest .................................................        11,865,646          9,191,896
Preferred stock, no par value, 5,000,000 shares authorized, 0
   and 916,666 shares outstanding, respectively ...................                --          5,267,672
Shareholders' equity:
     Common stock:
         Class A, no par value, 20,000,000 shares authorized
           9,526,986 and 4,758,091 shares outstanding, respectively        48,057,136         14,636,331
         Class B, no par value, 4,800,000 shares authorized,
           4,787,131 shares outstanding ...........................        13,528,981         13,528,981
     Retained earnings ............................................         1,337,840          2,099,491
     Deferred compensation on restricted stock ....................          (170,822)          (273,348)
                                                                         ------------       ------------

              Total shareholders' equity ..........................        62,753,135         29,991,455
                                                                         ------------       ------------

              Total liabilities and shareholders' equity ..........      $ 86,976,759       $ 75,238,390
                                                                         ============       ============


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         ------------------------------       -------------------------------
                                                            1998                1997               1998               1997
                                                            ----                ----               ----               ----
Revenues ..............................................  $ 20,125,797      $ 14,566,595       $ 58,074,392       $ 41,047,718

Operating expenses:
     Salaries and benefits ............................     5,393,533         4,444,648         16,665,770         12,551,809
     Other operating expenses .........................     7,407,918         5,110,427         20,994,332         14,563,740
     Depreciation and amortization ....................     1,660,895         1,287,574          4,912,004          3,510,515
     Net loss (gain) on sale of assets ................            --          (826,835)         5,463,509          1,430,148
                                                         ------------      ------------       ------------       ------------

         Total operating expenses .....................    14,462,346        10,015,814         48,035,615         32,056,212
                                                         ------------      ------------       ------------       ------------

         Operating income .............................     5,663,451         4,550,781         10,038,777          8,991,506

Minority interest .....................................     3,509,692         2,213,505          9,472,427          6,447,445
Other expenses:
     Interest expense, net of interest income .........       172,961           401,256          1,295,882          1,089,651
     Distribution cost ................................            --           458,000                 --            458,000
                                                         ------------      ------------       ------------       ------------

         Earnings (loss) before income taxes ..........     1,980,798         1,478,020           (729,532)           996,410

Income tax expense ....................................       792,318           543,000             32,119          1,279,000
                                                         ------------      ------------       ------------       ------------

         Net earnings (loss) ..........................     1,188,480           935,020           (761,651)          (282,590)
Accretion of preferred stock discount .................            --            72,649                 --            210,204
                                                         ------------      ------------       ------------       ------------

         Net earnings (loss) available to
              common shareholders .....................  $  1,188,480      $    862,371       $   (761,651)      $   (492,794)
                                                         ============      ============       ============       ============
Earnings (loss) per common share:
     Basic ............................................  $       0.08      $       0.09       $      (0.07)      $      (0.05)
     Diluted ..........................................  $       0.08      $       0.09       $      (0.07)      $      (0.05)

Weighted average number of shares and share
     equivalents outstanding:
     Basic ............................................    14,302,197         9,502,450         11,549,800          9,436,646
     Diluted ..........................................    14,659,425         9,837,776         11,549,800          9,436,646




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                               1998               1997
                                                                                               ----               ----
Cash flows from operating activities:
     Net loss ..........................................................................   $   (761,651)      $   (282,590)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Minority interest .............................................................      9,472,427          6,447,445
         Distributions to minority partners ............................................     (8,880,449)        (6,342,236)
         Depreciation and amortization .................................................      4,912,004          3,510,515
         Deferred income taxes .........................................................       (346,561)                --
         Amortization of deferred compensation on restricted stock .....................        102,526                 --
         Net loss on sale of assets ....................................................      5,463,509          1,494,333
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................     (2,745,772)        (1,255,421)
              Supplies inventory .......................................................            767            (41,837)
              Prepaid and other current assets .........................................        (31,074)          (349,775)
              Other assets .............................................................       (176,511)          (686,388)
              Accounts payable .........................................................       (174,674)          (232,429)
              Accrued expenses and other liabilities ...................................        (63,761)         1,063,686
              Other, net ...............................................................        (27,746)           162,650
                                                                                           ------------       ------------

              Net cash flows provided by operating activities ..........................      6,743,034          3,487,953

Cash flows from investing activities:
     Acquisition of interest in surgery centers and physician practices ................    (11,830,592)       (12,626,007)
     Acquisition of property and equipment .............................................     (4,559,696)        (7,423,033)
     Proceeds from sale of assets ......................................................        652,000          1,978,462
     Decrease in long-term receivables .................................................        120,739             35,118
                                                                                           ------------       ------------

              Net cash flows used in investing activities ..............................    (15,617,549)       (18,035,460)

Cash flows from financing activities:
     Proceeds from long-term borrowings ................................................     11,945,222         15,218,330
     Repayment on long-term borrowings .................................................    (30,267,101)        (2,903,616)
     Net proceeds from issuance of common stock ........................................     27,642,423            494,006
     Proceeds from capital contributions by minority partners ..........................      1,053,130          2,288,990
     Financing cost incurred ...........................................................        (55,099)          (116,810)
                                                                                           ------------       ------------

              Net cash flows provided by financing activities ..........................     10,318,575         14,980,900
                                                                                           ------------       ------------

Net increase in cash and cash equivalents ..............................................      1,444,060            433,393
Cash and cash equivalents, beginning of period .........................................      3,406,787          3,192,408
                                                                                           ------------       ------------

Cash and cash equivalents, end of period ...............................................   $  4,850,847       $  3,625,801
                                                                                           ============       ============



See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

(2) SHAREHOLDERS' EQUITY

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock, for net proceeds of approximately $27,600,000. Concurrent with the public offering, the Series B Convertible Preferred Stock was converted into 605,998 shares of Class A Common Stock. Net proceeds from the offering were used to repay borrowings under the Company's revolving credit facility.

         During the first quarter of 1998, the holders of the Series A Redeemable Preferred Stock converted their preferred shares into 380,952 shares of Class A Common Stock pursuant to a conversion ratio based on the market price of the Class A Common Stock set forth in the Company's Charter.

(3) ACQUISITIONS AND DISPOSITIONS

         In the nine months ended September 30, 1998, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in four physician practice-based surgery centers. The Company also purchased an additional interest in an existing surgery center. The aggregate purchase price and related cost for the acquisitions was approximately $12,280,000, consisting primarily of cash and Class A Common Stock valued at approximately $450,000, of which the Company assigned approximately $11,030,000 to excess cost over net assets of purchased operations.

         Subsequent to September 30, 1998, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $2.0 million.

         Also in the nine months ended September 30, 1998, a partnership in which the Company through a wholly owned subsidiary owned a 51% interest, sold certain assets comprising a surgery center developed in 1995 for approximately $650,000 and incurred a net loss of $42,914.

         In May 1998, the Company's Board of Directors approved a plan to dispose of the Company's interests in the two specialty physician practices in which it then owned a majority interest as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. While the Company's past strategy for network development included the ownership of related physician practices, the Company believes that physician practice ownership is not necessary for the successful development of these networks. Because of this change in strategy and the fact that the ownership of physician practices is management intensive and produces lower profit margins than surgery centers, the Company believes that its capital and management resources are better allocated to the development and acquisition of surgery centers and networks. In addition, the Company believes that the ownership of only two physician practices does not allow for the economies of scale and growth opportunities needed to be successful in the physician practice management business.

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

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


         As of September 30, 1998, the Company had completed the disposal of one of these practices and on October 1, 1998, the Company completed the disposition of the second practice.

         A summary of the information about the operations of the physician practices for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ---------------------------       -------------------------
                                                      1998            1997            1998            1997
                                                      ----            ----            ----            ----

Revenues ...................................      $  634,971       $2,145,321      $4,875,495      $6,749,637
Operating expenses .........................         559,331        1,898,927       4,382,124       6,022,876
Minority interest ..........................          42,527           86,827         198,188         277,893
Interest expense (income) ..................          (2,731)          75,551         111,885         238,093
                                                  ----------       ----------      ----------      ----------

     Contribution margin before income taxes      $   35,844       $   84,016      $  183,298      $  210,775
                                                  ==========       ==========      ==========      ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements, which have been included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, involve risks and uncertainties. The Company's actual operations and results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration ("HCFA") which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; and risks relating to the Company's technological systems, including becoming Year 2000 compliant.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups through partnerships and limited liability companies. As of September 30, 1998, the Company owned a majority interest (51% or greater) in 47 surgery centers, owned a majority interest (60%) in a physician practice and had established and was the majority owner (51%) of six start-up specialty physician networks.

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

         The following table presents the changes in the number of surgery centers in operation and centers under development during the three and nine months ended September 30, 1998 and 1997. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                     -----------------------   -----------------------
                                                       1998          1997       1998           1997
                                                       ----          ----       ----           ----

     Centers in operation, beginning of period ......    46            31          39             27
     New center acquisitions placed in operation ....     1             2           4              5
     New development centers placed in operation         --             5           5              6
     Centers sold ...................................    --            (3)         (1)            (3)
                                                      -----         -----       -----          -----
     Centers in operation, end of period ............    47            35          47             35
                                                       ====         =====       =====          =====

     Centers under development, end of period .......     5            14           5             14
                                                      =====         =====       =====          =====


         Thirty-five of the surgery centers in operation as of September 30, 1998, perform gastrointestinal endoscopy procedures, ten centers perform ophthalmology surgery procedures, one center performs orthopaedic procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         During 1998, the Company had a majority interest in two specialty physician practices which were acquired in January 1996 and January 1997, the other partners of which were entities owned by the principal physicians who provide professional medical services to patients of the practices. In May 1998, the Company's Board of Directors approved a plan to dispose of the Company's interests in these two physician practices as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. Accordingly, the Company recorded a charge of $3.6 million, net of income tax benefit of $1.8 million, in the second quarter of 1998 for the estimated loss on the disposal of these assets, and on June 26, 1998 and October 1, 1998, the Company completed the disposition of each of these practices (see Note 3 of the Consolidated Financial Statements).

         The start-up specialty physician networks are owned through limited partnerships and limited liability companies in which the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income for the Company. These networks were and may be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of September 30, 1998, one network had secured a managed care contract and was operational.

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

SOURCES OF REVENUES

         The Company's principal source of revenues is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. Historically, the Company's other significant source of revenues has been the fees for physician services performed by the two physician group practices in which the Company owned a majority interest. However, as a result of the disposition of these practices, the Company will no longer earn such revenue.

         Practice-based ambulatory surgery centers and physician practices such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 40% and 34% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the nine months ended September 30, 1998 and 1997, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         Approximately 7% and 11% of the Company's revenues for the nine months ended September 30, 1998 and 1997, respectively, were generated by capitated payment contracts with HMOs. These revenues generally were attributable to contracts held by the physician practices and a surgery center in which the Company held a majority interest. Approximately 66% of the revenue associated with these contracts in the nine months ended September 30, 1998 were a part of the operations of the disposed practices. The other contracts require the surgery centers to provide certain outpatient surgery services for the HMO members on an exclusive basis. The services required by these contracts are provided almost solely by surgery centers in which the Company owns a majority interest. Because the Company is only at risk for the cost of providing relatively limited healthcare services to these HMO members, the Company's risk of overutilization by HMO members is limited to the cost of the supplies, drugs and nursing staff expense required for outpatient surgery.

         The Company's sources of revenues as a percentage of total revenues for the three and nine months ended September 30, 1998 and 1997 are as follows:


                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     -------------------   -------------------
                                      1998        1997       1998        1997
                                      ----        ----       ----        ----
     Surgery centers ..........        97%         85%         92%         83%
     Physician practices ......         3          15           8          16
     Other ....................        --          --          --           1
                                     ----        ----        ----        ----

         Total ................       100%        100%        100%        100%
                                     ====        ====        ====        ====


RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the three and nine months ended September 30, 1998 and 1997:

                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------     --------------------
                                                     1998        1997         1998         1997
                                                     ----        ----         ----         ----

     Revenues .................................      100.0%      100.0%       100.0%       100.0%

     Operating expenses:
       Salaries and benefits ..................       26.8        30.5         28.7         30.5
       Other operating expenses ...............       36.8        35.1         36.1         35.5
       Depreciation and amortization ..........        8.3         8.8          8.5          8.6
       Net loss (gain) on sale of assets ......         --        (5.6)         9.4          3.5
                                                     -----       -----        -----        -----

         Total operating expenses .............       71.9        68.8         82.7         78.1
                                                     -----       -----        -----        -----

         Operating income .....................       28.1        31.2         17.3         21.9

     Minority interest ........................       17.4        15.2         16.3         15.7
     Other and expenses:
       Interest expense, net of interest income        0.9         2.8          2.2          2.7
       Distribution cost ......................         --         3.1           --          1.1
                                                     -----       -----        -----        -----

         Earnings (loss) before income taxes ..        9.8        10.1         (1.2)         2.4

     Income tax expense .......................        3.9         3.7          0.1          3.1
                                                     -----       -----        -----        -----

         Net earnings (loss) ..................        5.9         6.4         (1.3)        (0.7)
     Accretion of preferred stock discount ....         --         0.5           --          0.5
                                                     -----       -----        -----        -----

         Net earnings (loss) available to
             common shareholders .............         5.9%        5.9%        (1.3)%       (1.2)%
                                                     =====       =====        =====        =====


         Revenues were $20.1 million and $58.1 million in the three and nine months ended September 30, 1998, respectively, an increase of $5.6 million and $17.0 million, or 38% and 41%, respectively, over revenues in the comparable 1997 periods. The increase is primarily attributable to additional centers in operation during the 1998 periods, partially offset by a reduction of physician practice revenue of $1.5 million and $1.9 million in the three and nine months ended September 30, 1998, respectively. Same-center revenues in the three and nine months ended September 30, 1998, increased by 12%. Same-center growth resulted primarily from increased procedure volume. The Company anticipates further revenue growth during 1998 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth, net of the revenue reduction due to the disposition of the physician practices.

         Salaries and benefits expense was $5.4 million and $16.7 million in the three and nine months ended September 30, 1998, respectively, an increase of $949,000 and $4.1 million, or 21% and 33%, respectively, over salaries and benefits expense in the comparable 1997 periods. Salaries and benefits expense as a percentage of revenue decreased in the 1998 periods due to the elimination of physician salaries of the practice disposed of in June 1998. Other operating expenses were $7.4 million and $21.0 million in the three and nine months ended September 30, 1998, respectively, an increase of $2.3 million and $6.4 million, or 45% and 44%, respectively, over other operating expenses in the comparable 1997 periods. These increases resulted primarily from additional centers in operation, from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth and additional corporate cost associated with being a publicly traded company. These increases were offset by a reduction in physician practice expenses of the practice disposed of in June 1998.

         The Company anticipates further increases in operating expenses in 1998, primarily due to additional start-up centers and acquired centers expected to be placed in operation, offset by the elimination of physician practice operating expenses of the practices disposed of in 1998. Typically, a start-up center will incur start-up losses during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

         Depreciation and amortization expense increased $373,000 and $1.4 million, or 29% and 40%, respectively in the three and nine months ended September 30, 1998, over the comparable 1997 periods, primarily due to 12 additional surgery centers in operation in the 1998 periods compared to the 1997 periods.

         Net loss on sale of assets in the nine months ended September 30, 1998 resulted primarily from the Company's plan to exit the physician practice management business. In the second quarter of 1998, the Company reduced the carrying value of the long-lived assets of the practices held for sale by approximately $5.4 million based on the estimated sales proceeds less estimated costs to sell. Net gain on sale of assets of $827,000 in the three months ended September 30, 1997 resulted from the sale of a surgery center building and equipment as well as a partial loss recovery from a $2.3 million impairment loss originally recorded in the first quarter of 1997. The combination of these transactions resulted in a net loss on sale of assets of $1.4 million in the nine months ended September 30, 1997.

         The minority interest in earnings in the three and nine months ended September 30, 1998, increased by $1.3 million and $3.0 million, or 59% and 47%, respectively over the comparable 1997 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Because the 1998 periods reflect a reduction in physician practice revenues, which generate lower profit margins than surgery center revenues, minority interest as a percentage of revenues increased 2.2% and 0.6% in the three and nine months ended September 30, 1998.

         Interest expense decreased $228,000, or 57%, in the three months ended September 30, 1998 from the comparable 1997 period. Interest expense increased $206,000, or 19%, in the nine months ended September 30, 1998, from the comparable 1997 period. The reduction in the three month period was the result of the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels. The increase in interest expense in the nine month period was due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and interest expense associated with newly opened start-up surgery centers financed partially with bank debt. The increase was partially offset by the reduction in long-term debt due to the application of offering proceeds in June 1998.

         The Company recognized income tax expense of $792,000 and $32,000 in the three and nine months ended September 30, 1998, respectively, compared to $543,000 and $1.3 million in the comparable 1997 periods, respectively. A tax benefit of $1.8 million was recognized in the nine months ended September 30, 1998 in connection with the net loss on sale of assets recorded in the second quarter of 1998. The Company's effective tax rate in all periods was 40% of earnings prior to the impact of the net loss on sale of assets and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

         Accretion of preferred stock discount in the three and nine months ended September 30, 1997, resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Stock was accreted toward its redemption value, including potential dividends, over the redemption term. During the first quarter of 1998, the holders of this series of preferred stock elected to convert their preferred shares into 380,952 shares of Class A Common Stock pursuant to the provisions of the Company's Charter using a conversion ratio based on the market price of the Company's Class A Common Stock. Accordingly, the Company has recorded no accretion in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $14.8 million compared to $6.4 million at September 30, 1997. Operating activities for the nine months ended September 30, 1998, generated $6.7 million in cash flow compared to $3.5 million in the comparable 1997 period, an increase of $3.3 million resulting primarily from increased earnings before consideration of gains and losses from sales of assets. Cash and cash equivalents at September 30, 1998 and 1997 were $4.9 million and $3.6 million, respectively.

         During the nine months ended September 30, 1998, the Company used approximately $11.8 million to acquire interests in four additional practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $4.6 million in the nine months ended September 30, 1998, of which approximately $1.1 million was funded from the capital contributions of the Company's minority partners. The Company used its cash flow from operations and borrowings on long-term debt of approximately $11.9 million to fund its acquisition and development obligations.

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock, for net proceeds of $27.6 million. The net proceeds, along with cash flow from operations, were used to repay $30.3 million in borrowings under the Company's revolving credit facility (the "Loan Agreement") and other long-term debt during the nine months ended September 30, 1998. The Company also received cash proceeds of $650,000 from the sale of a surgery center during the nine months ended September 30, 1998.

         At September 30, 1998, the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $2.2 million, of which the Company expects approximately $2.0 million will be borrowed by the partnerships or limited liability companies while the remainder will be provided by the Company and the physician partners in proportion to their respective ownership interests in the partnerships and limited liability companies. The Company intends to fund its portion out of future cash flows from operations.

         At September 30, 1998, borrowings under the Company's revolving credit facility were $5.1 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The loan agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between .15% and .40% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at September 30, 1998.

         On November 20, 1996, the Company issued shares of its Series A Redeemable Preferred Stock and Series B Convertible Preferred Stock to certain unaffiliated institutional investors for net cash proceeds of approximately $5.0 million. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company. The Series A Preferred Stock, which had a liquidation value of $3.0 million and was subject to redemption at any time at the option of the Company, upon the occurrence of certain events and in 2002 at the option of the holders, was converted during the three months ended March 31, 1998, by its holders into 380,952 shares of Class A Common Stock using a conversion ratio based on market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. Upon the public offering completed on June 17, 1998, the Series B Preferred Stock automatically converted into 605,998 shares of Class A Common Stock as determined by a conversion ratio providing for the issuance of that number of shares which approximated 6% of the equity of the Company determined as of November 20, 1996.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule is subject to a comment period that has been extended until January 8, 1999, and provides for an implementation date that has been extended to a date no earlier than January 2000. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers.

         The Company believes that the proposed rule if adopted in its current form would adversely affect the Company's annual revenues by approximately 4% at that time. The Company is prepared to take a number of specific actions, including actions to effect certain cost efficiencies in center operations and reduce corporate overhead costs, in anticipation of the implementation of a final rule in order to offset the earnings impact of the rule. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company. There also can be no assurance that HCFA will not modify the proposed rule, before it is enacted in final form, in a manner that would adversely impact the Company's financial condition, results of operation and business prospects.

YEAR 2000

         The Company has evaluated its risks associated with software and hardware components which may fail due to the millennium change and has determined these risks include but are not limited to (i) risk that surgical equipment critical to the patient's care may fail, (ii) risk that billing and administration software will not support timely billing and collection efforts and (iii) risks that third party payers will not provide timely reimbursement for services performed.

         In order to address these risks, the Company has designed and implemented a Year 2000 assessment and action plan. Because the Company generally has no internally designed software systems or hardware components nor does the Company market or support any software or hardware products, the Company has focused its efforts on ensuring that its systems are Year 2000 compliant by implementing a plan designed to evaluate all critical systems purchased from third parties at each of its operating surgery centers and its corporate offices. The assessment plan involves (i) identifying all potential Year 2000 hardware and software components, including but not limited to surgical equipment, office machinery, financial software and general service equipment and components, (ii) contracting with a third party consultant to measure surgical equipment products against their Year 2000 compliance database,
(iii) obtaining verification from third parties whether their products are Year 2000 compliant and, if not, the third parties' ability to make the appropriate modifications and (iv) testing systems in a controlled environment to determine their ability to function accurately beyond 1999. In addition, the Company intends to contact all significant suppliers and third party payers to determine if they are Year 2000 compliant and if they will be able to continue to provide products, services or reimbursement in 2000. This assessment plan was initiated in the third quarter of 1998 and is expected to continue throughout 1999. Nearly all of the Company's surgery centers have completed their identification of medical hardware and software and are awaiting the database results from the third party consultant. Most non-medical equipment has also been identified, but testing and/or communication with vendors have not been completed. Based on the ongoing findings of the assessment plan, the Company will begin the remediation process to replace or modify those systems not found to be Year 2000 compliant.

         Although a complete cost assessment will not be determinable until all operating locations have been fully assessed, the Company currently estimates that the Company and the surgery centers in the aggregate may incur total capitalizable and non-capitalizable costs ranging from $200,000 to $400,000 in 1999 to ensure that all centers and the corporate offices are Year 2000 compliant. However, until the assessment and remediation processes are completed, the Company is unable to estimate with certainty the total costs to make the Company Year 2000 compliant. No significant costs have been incurred to date associated with Year 2000 compliance. All costs to evaluate and make modifications will be expensed as incurred, will generally be shared by the Company's physician partners in proportion to their ownership interest and are not expected to have a significant impact on the Company's financial position or ongoing results of operations.

         The Company has yet to establish a contingency plan, but intends to formulate one to address its significant risks by the second quarter of 1999.


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

         Not Applicable.

ITEM 5.    OTHER INFORMATION.

         Not Applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  10 Medical Director Agreement dated as of January 1, 1998 between the Company and Bergein F. Overholt, M.D.

                  27  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                      The Company filed a report on Form 8-K dated August 4,
                  1998 during the quarter ended September 30, 1998 to report the acquisition of an undivided 57% interest in the assets comprising an ophthalmic ambulatory surgery center in Westlake Village, California.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMSURG CORP.


Date:  November 13, 1998              By:  /s/  Claire M. Gulmi
                                           -------------------------------------
                                           CLAIRE M. GULMI

                                           Senior Vice President and Chief
                                           Financial Officer(Principal Financial
                                           and Duly Authorized Officer)