Form 10-K
period 1998-12-31
AMSURG CORP
filed 1999-03-26
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 22, 1999, 9,539,049 shares of the Registrant's Class A Common Stock and 4,787,131 shares of the Registrant's Class B Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the Nasdaq National Market on March 22, 1999) of the Registrant held by nonaffiliates on March 22, 1999 was approximately $90,600,000. This calculation assumes that all shares of Common Stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually disclaims.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         AmSurg Corp. (the "Company" or "AmSurg") was formed in April 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers, in partnerships with physician practice groups, throughout the United States. An AmSurg surgery center is typically located adjacent to or in the immediate vicinity of the specialty medical practice of a physician group partner's office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables the Company to charge fees which management believes are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 1998, the Company owned a majority interest in 52 surgery centers in 21 states and the District of Columbia. As of December 31, 1998, the Company also had five centers under development and had executed letters of intent to acquire or develop eight additional centers. The Company is utilizing its surgery centers in selected markets as a base to develop specialty physician networks that are designed to serve large numbers of covered lives and thus strengthen the Company's position in dealing with managed care organizations. As of December 31, 1998, the Company had established seven specialty physician networks, located in Alabama, Florida, Kansas, Ohio, Tennessee and Texas.

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

         According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory (June 1998), an industry publication, outpatient surgical procedures represented approximately 73% of all surgical procedures performed in the United States in 1997 and the number of outpatient surgery cases increased 71% from 3.1 million in 1993 to 5.3 million in 1997. As of December 31, 1997, there were 2,634 freestanding ambulatory surgery centers in the U.S., of which 155 were owned by hospitals and 704 were owned by corporate entities. The remaining 1,775 centers were independently owned, primarily by physicians.

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

STRATEGY

         The Company believes it is a leader in the development, acquisition and operation of practice-based ambulatory surgery centers. The key components of the Company's strategy are:

         Develop and Acquire Practice-Based Ambulatory Surgery Centers. The Company has grown and expects to continue to grow through a combination of acquisitions and development of single specialty centers throughout the United States.

         Achieve Growth in Surgery Center Revenues and Profitability. The Company enhances physician productivity and promotes increased same-center revenues and profitability by creating operating efficiencies, including improved scheduling, group purchasing programs and the clinical efficiencies associated with operating a single specialty surgery center. In addition, the Company's operations are designed to attract additional managed care contracts by emphasizing convenience, a single specialty focus, lower cost procedures and the ability to contract for large numbers of covered lives.

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

         As part of this strategy, the Company has established and is the majority owner of seven specialty physician networks. By establishing these networks, the Company believes it will be able to obtain additional contracts with managed care payers and increase the profitability of its surgery centers.

ACQUISITION AND DEVELOPMENT OF SURGERY CENTERS

         Practice-based ambulatory surgery centers are licensed outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. The Company has targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, urology, orthopaedics or otolaryngology procedures. These specialties perform many high volume, lower-risk procedures that are appropriate for the practice-based setting. The focus at each center on only the procedures in a single specialty results in these centers generally having significantly lower capital and operating costs than the costs of hospital and freestanding ambulatory surgery center alternatives that are designed to provide more intensive services in a broader array of surgical specialties. In addition, the practice-based surgery center, which is located in or adjacent to the group practice, provides a more convenient setting for the patient and for the physician performing the procedure. Improvements in technology are also enabling additional types of procedures to be performed in the practice-based setting.

         The Company's development staff identifies existing centers that are potential acquisition candidates and identifies physician practices that are potential partners for new center development in the medical specialties which the Company has targeted for development. These candidates are then evaluated against the Company's project criteria which include several factors such as number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state certificate of need ("CON") requirements for development of a new center.

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

         These agreements generally provide that the Company will oversee the business and administrative operations of the surgery center, and that the physician group partner will provide the center with a medical director, and with certain specified services such as billing and collections, transcription, and accounts payable processing. In connection with the Company's management of the business operations at each center, the Company historically received a management fee paid by the partnership or limited liability company. The partnership or limited liability company also paid a physician group partner a medical director fee and a fee for providing certain administrative services to the center. Because the management fee usually approximates the value of services provided to the center by the physician practice, on an ongoing basis, the Company has structured its agreements so that the Company generally no longer provides for any of such fees in its partnerships or limited liability companies and instead the respective parties are required to provide the services pursuant to the terms of the partnership or operating agreement. For centers under development, the partnership or limited liability company generally pays a fee to the Company for management of the planning, construction and opening of the center.

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

         The partnership and operating agreements provide that if certain regulatory changes take place the Company will be obligated to purchase some or all of the minority interests of the physicians affiliated with the Company in the partnerships or limited liability companies that own and operate the Company's surgery centers. The regulatory changes that could trigger such an obligation include changes that: (i) make the referral of Medicare and other patients to the Company's surgery centers by physicians affiliated with the Company illegal; (ii) create the substantial likelihood that cash distributions from the partnership or limited liability company to the physicians associated therewith will be illegal; or (iii) cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal. There can be no assurance that the Company's existing capital resources would be sufficient for it to meet the obligation, if it arises, to purchase minority interests held by physicians in the partnerships or limited liability companies which own and operate the Company's surgery centers. The determination of whether a triggering event has occurred is made by the concurrence of counsel for the Company and the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and who is chosen by both parties. Such determination is therefore not within the control of the Company. While the Company has structured the purchase obligations to be as favorable as possible to the Company, the triggering of these obligations could have a material adverse effect on the financial condition and results of operations of the Company. See "--Government Regulation."

SURGERY CENTER LOCATIONS

         The following table sets forth certain information relating to centers in operation as of December 31, 1998:


                                                          YEAR OR DATE                             OPERATING OR
                                         SPECIALTY         ORIGINALLY           ACQUISITION          PROCEDURE
              LOCATION                   PRACTICE            OPENED                DATE                ROOMS
              --------                   --------            ------                ----                -----
ACQUIRED CENTERS:
Knoxville, Tennessee...............  Gastroenterology         1987             November 1992            7
Topeka, Kansas.....................  Gastroenterology         1990             November 1992            4
Nashville, Tennessee...............  Gastroenterology         1989             November 1992            3
Nashville, Tennessee...............  Gastroenterology         1988             December 1992            3
Washington, D.C....................  Gastroenterology         1990             November 1993            3
Melbourne, Florida.................  Ophthalmology            1986             November 1993            3
Torrance, California...............  Gastroenterology         1990             February 1994            2
Sebastopol, California.............  Ophthalmology            1988             April 1994               2
Maryville, Tennessee...............  Gastroenterology         1992             January 1995             3
Miami, Florida.....................  Gastroenterology         1995             April 1995               7
Panama City, Florida...............  Gastroenterology         1993             July 1996                3
Ocala, Florida.....................  Gastroenterology         1993             August 1996              3
Columbia, South Carolina...........  Gastroenterology         1988             October 1996             3
Wichita, Kansas....................  Orthopaedics             1991             November 1996            3
Minneapolis, Minnesota.............  Gastroenterology         1993             November 1996            2
Crystal River, Florida.............  Gastroenterology         1994             January 1997             3
Abilene, Texas.....................  Ophthalmology            1987             March 1997               2
Fayetteville, Arkansas ............  Gastroenterology         1992             May 1997                 2
Independence, Missouri.............  Gastroenterology         1994             September 1997           2
Kansas City, Missouri..............  Gastroenterology         1995             September 1997           2
Phoenix, Arizona...................  Ophthalmology            1995             February 1998            2
Denver, Colorado...................  Gastroenterology         1995             April 1998               3
Sun City, Arizona..................  Ophthalmology            1984             May 1998                 4
Westlake, California...............  Ophthalmology            1985             August 1998              1
Baltimore, Maryland ...............  Gastroenterology         1995             November 1998            2
Naples, Florida....................  Gastroenterology         1992             November 1998            2
Boca Raton, Florida................  Ophthalmology            1998             December 1998            2

DEVELOPED CENTERS:
Santa Fe, New Mexico...............  Gastroenterology      May 1994                   -                 3
Tarzana, California................  Gastroenterology      July 1994                  -                 3
Beaumont, Texas....................  Gastroenterology      October 1994               -                 3
Abilene, Texas.....................  Gastroenterology      December 1994              -                 3
Knoxville, Tennessee...............  Ophthalmology         June 1996                  -                 2
West Monroe, Louisiana.............  Gastroenterology      June 1996                  -                 2
Miami, Florida.....................  Gastroenterology      September 1996             -                 3
Sidney, Ohio.......................  Ophthalmology,        December 1996              -                 3
                                     Urology
                                     General Surgery
                                     Otolaryngology
Montgomery, Alabama................  Ophthalmology         May 1997                   -                 2
Willoughby, Ohio...................  Gastroenterology      July 1997                  -                 2
Milwaukee, Wisconsin...............  Gastroenterology      July 1997                  -                 2
Chevy Chase, Maryland..............  Gastroenterology      July 1997                  -                 2
Melbourne, Florida.................  Gastroenterology      August 1997                -                 2
Lorain, Ohio.......................  Gastroenterology      August 1997                -                 2
Hillmont, Pennsylvania.............  Gastroenterology      October 1997               -                 2
Minneapolis, Minnesota.............  Gastroenterology      November 1997              -                 2
Hialeah, Florida...................  Gastroenterology      December 1997              -                 3
Cleveland, Ohio....................  Ophthalmology         December 1997              -                 2
Cincinnati, Ohio...................  Gastroenterology      January 1998               -                 3
Evansville, Indiana................  Ophthalmology         February 1998              -                 2
Shawnee, Kansas....................  Gastroenterology      April 1998                 -                 2
Salt Lake City, Utah...............  Gastroenterology      April 1998                 -                 2
Oklahoma City, Oklahoma............  Gastroenterology      May 1998                   -                 2
El Paso, Texas.....................  Gastroenterology      December 1998              -                 3
Toledo, Ohio.......................  Gastroenterology      December 1998              -                 3


         The Company's partnerships and limited liability companies generally lease certain of the real property in which its centers operate and the equipment used in certain of its centers, either from the physician partners or from unaffiliated parties. Two centers in operation at December 31, 1998 are located in buildings owned indirectly by the Company.

SURGERY CENTER OPERATIONS

         The Company generally designs, builds, staffs and equips each of its facilities to meet the specific needs of a single specialty physician practice group. The Company's typical ambulatory surgery center averages 3,000 square feet and is located adjacent to or in the immediate vicinity of the specialty physicians' offices. Each center developed by the Company typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is developed to perform an average of 2,500 procedures per year. As of December 31, 1998, 38 of the Company's centers in operation performed gastrointestinal endoscopy procedures, 12 centers performed ophthalmology procedures, one center performed orthopaedic procedures and one center performed ophthalmology, urology, general surgery and otolaryngology procedures. The procedures performed at the Company's centers generally do not require an extended recovery period following the procedures. The Company's centers are typically staffed with three to five clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

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

JCAHO ACCREDITATION

         Thirty-two of the Company's surgery centers are currently accredited by the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO") and 14 surgery centers are scheduled for initial or renewal accreditation surveys during 1999. Of the accredited centers, all have received three-year certification. The Company believes that JCAHO accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is JCAHO accredited. The Company believes that its historical performance in the accreditation process reflects the Company's commitment to providing high quality care in its surgery centers.

SPECIALTY PHYSICIAN NETWORKS

         Managed care organizations with significant numbers of covered lives are seeking to direct large numbers of patients to high-quality, low-cost providers and provider groups. The Company believes that specialty physician networks that include its practice-based surgery centers are attractive to managed care organizations because of the geographic coverage of the network, the lower costs associated with treatment, the availability of the complete delivery system for a specific specialty and high levels of patient satisfaction. As a result, the Company believes the development of such networks will position the Company to capture an increased volume of managed care contracts, including capitated contracts, and will increase the market share and profitability of the Company's surgery centers.

         It is not expected that the specialty physician networks in themselves will be a significant source of income for the Company. These networks were and will be formed primarily as a contracting vehicle to generate revenues for the Company's practice-based surgery centers.

         As of December 31, 1998, the Company had established and was the majority owner and operator of seven specialty physician networks consisting of two gastroenterology networks in Miami, Florida and Kansas City, Kansas and five ophthalmology/eye care networks in Knoxville, Tennessee, Montgomery, Alabama, Cleveland, Ohio, Abilene, Texas and Melbourne, Florida. As of December 31, 1998, three networks had secured managed care contracts and were operational. Each specialty physician network is formed as either a limited partnership or limited liability company in which the Company owns a majority interest. Individual physicians who practice in the medical specialty on which the network is focused own the minority interests in the network. These minority physician owners, who may or may not be affiliated with a Company surgery center, will provide the medical services to the patient population covered by the contracts the network will enter into with managed care payers. Following the establishment of a network, the Company will provide management services and marketing services to the network in an effort to secure patient service contracts with managed care payers. Fees paid by these networks to the Company are nominal and generally are intended to cover the Company's cost in providing such services.

         In addition, as part of its network development strategy, in January 1996 and January 1997 the Company acquired a majority interest in the assets of two physician practices in Miami, Florida. As a result of the Company's experience in developing specialty physician networks, the Company concluded that ownership of physician practices is required in order to establish a specialty physician network. In May 1998, the Board of Directors approved a plan for the Company to dispose of its physician practice interests as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. Both practices were sold in 1998.

REVENUES

         The Company's principal source of revenues is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. The Company's other source of revenues historically has been fees for physician services performed by the two physician group practices in which the Company owned a majority interest, but which were disposed of in the second and fourth quarters of 1998.

         Practice-based ambulatory surgery centers such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 41% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in 1998. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule is subject to a comment period that has been extended until June 30, 1999, and provides for an implementation date that has been extended to a date no earlier than January 2000. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers.

         The Company believes that the proposed rule if adopted in its current form would adversely affect the Company's annual revenues by approximately 4% at that time. However, if the proposed rule were adopted in its current form, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for future acquisitions. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company. There also can be no assurance that HCFA will not modify the proposed rule, before it is enacted in final form, in a manner that would adversely impact the Company's financial condition, results of operation and business prospects.

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

         Approximately 6% of the Company's revenues during 1998 were generated by capitated payment contracts with HMOs. These revenues generally were attributable to contracts held by the physician practices and a surgery center in which the Company held a majority interest. Approximately 60% of the revenue associated with these contracts in 1998 were a part of the operations of the disposed practices. The other contracts require the surgery centers to provide certain outpatient surgery services for the HMO members on an exclusive basis. The services required by these contracts are provided almost solely by surgery centers in which the Company owns a majority interest. Because the Company is only at risk for the cost of providing relatively limited healthcare services to these HMO members, the Company's risk of overutilization by HMO members is limited to the cost of the supplies, drugs and nursing staff expense required for outpatient surgery.

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

         Corporate Practice of Medicine. The Company is not required to obtain a license to practice medicine in any jurisdiction in which it owns and operates an ambulatory surgery center, because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are licensed to practice medicine through their group practices which are not affiliated with the Company other than through the physicians' ownership in the partnerships and limited liability companies that own the surgery centers.

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

         With respect to managed care contracts that do not involve capitated payments or some other form of financial risk sharing, federal and state antitrust laws restrict the ability of healthcare provider networks such as the Company's specialty physician networks to negotiate payments on a collective basis.

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

         Medicare-Medicaid Illegal Remuneration Provisions. The anti-kickback statute makes unlawful knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate) directly or indirectly to induce or in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Violation is a felony punishable by a fine of up to $25,000 or imprisonment for up to five years, or both. The Medicare and Medicaid Patient Program Protection Act of 1987 (the "1987 Act") provides administrative penalties for healthcare practices which encourage overutilization or illegal remuneration when the costs of services are reimbursed under the Medicare program. Loss of Medicare certification and severe financial penalties are included among the 1987 Act's sanctions. The 1987 Act, which adds to the criminal penalties under preexisting law, also directs the Inspector General of the DHHS to investigate practices which may constitute overutilization, including investments by healthcare providers in medical diagnostic facilities and to promulgate regulations establishing exemptions or "safe harbors" for investments by medical service providers in legitimate business ventures that will be deemed not to violate the law even though those providers may also refer patients to such a venture. Regulations identifying safe harbors were published in final form in July 1991 (the "Regulations").

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

                   vi. the partnership, limited liability company, the AmSurg subsidiary and their affiliates generally will not loan any funds to or guarantee any debt on behalf of the physician partners; and

                   vii. distributions by the partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

         The Regulations also set forth a safe harbor for personal services and management contracts. Certain of the Company's partnerships and limited liability companies have entered into ancillary services agreements with their physician partners' group practice pursuant to which the practice provides the center with billing and collections, transcription, payables processing and payroll services. The consideration payable by the partnership or limited liability company for these services is based on the volume of services provided by the practice which is measured by the partnership or limited liability company's revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, the Company believes that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice's cost of providing the services thereunder.

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

         Prohibition on Physician Ownership of Healthcare Facilities. The so-called "Stark II" provisions of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93") amend the federal Medicare statute to prohibit a referral by a physician for "designated health services" to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. A referral under Stark II that does not fall within an exception is strictly prohibited. This prohibition took effect on January 1, 1995. Sanctions for violating Stark II can include civil monetary penalties and exclusion from Medicare and Medicaid.

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

EMPLOYEES

         As of December 31, 1998, the Company and its affiliated entities employed approximately 300 persons, 200 of whom were full-time employees and 100 of whom were part-time employees. Of the above, 68 were employed at the Company's headquarters in Nashville, Tennessee. In addition, approximately 210 employees are leased on a full-time basis and 140 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. The Company believes its relationship with its employees to be excellent.

LEGAL PROCEEDINGS AND INSURANCE

         From time to time, the Company may be named a party to legal claims and proceedings in the ordinary course of business. Management is not aware of any claims or proceedings against it, its partnerships or limited liability companies that might have a material financial impact on the Company.

         Each of the Company's surgery centers and physician practices maintains separate medical malpractice insurance in amounts it deems adequate for its business.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 15,000 square feet of office space, which the Company subleases from American Healthcorp, Inc. ("AHC") pursuant to an agreement that expires in December 1999. AmSurg partnerships and limited liability companies generally lease space for their surgery centers. Fifty of the centers in operation at December 31, 1998 lease space ranging from 1,200 to 13,400 square feet with remaining lease terms ranging from two to eighteen years. Two centers in operation at December 31, 1998 are located in buildings owned indirectly by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of December 31, 1998. Executive officers of the Company serve at the pleasure of the Board of Directors.



            NAME               AGE                          POSITION WITH THE COMPANY
            ----               ---                          -------------------------
     Ken P. McDonald           58         Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from
                                          December 1994 through July 1996 and Chief Operating Officer from December 1994 until December 1997.

     Claire M. Gulmi           45         Chief Financial Officer since September 1994; Senior Vice
                                          President since March 1997; Secretary since December 1997;
                                          Vice President from September 1994 through March 1997.

     Royce D. Harrell          53         Senior Vice President of Operations since October 1992.

     Rodney H. Lunn            49         Senior Vice President of Center Development since 1992;
                                          director from 1992 until February 1997.

     David L. Manning          49         Senior Vice President of Development and Assistant Secretary
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

         The following table sets forth the high and low sales prices per share of each class of common stock as reported on the Nasdaq National Market from December 4, 1997 through December 31, 1997 and each of the quarters in 1998.

                                                                HIGH         LOW
                                                                ----         ---
         December 4, 1997 through December 31, 1997:
              AMSGA.......................................     $ 9.50       $7.50
              AMSGB.......................................     $ 9.25       $7.38
         Quarter ended March 31, 1998:
              AMSGA.......................................     $10.25       $6.75
              AMSGB.......................................     $10.00       $6.63
         Quarter ended June 30, 1998:
              AMSGA.......................................     $11.25       $7.25
              AMSGB.......................................     $11.00       $6.00
         Quarter ended September 30, 1998:
              AMSGA.......................................     $ 7.81       $6.00
              AMSGB.......................................     $ 7.38       $5.00
         Quarter ended December 31, 1998:
              AMSGA.......................................     $ 7.88       $6.50
              AMSGB.......................................     $ 7.56       $6.00

         At March 22, 1999 there were approximately 2,100 holders of the Class A Common Stock, including 167 shareholders of record, and 1,600 holders of the Class B Common Stock, including 98 shareholders of record.

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

         On November 20, 1996, the Company issued shares of its Series A Redeemable Preferred Stock and Series B Convertible Preferred Stock to certain unaffiliated institutional investors for net cash proceeds of approximately $5.0 million. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company. On March 2, 1998, the Series A Preferred Stock was converted by its holders into 380,952 shares of Class A Common Stock using a conversion ratio based on the market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. On June 17, 1998, the Series B Preferred Stock was converted into 605,998 shares of Class A Common Stock as determined by a conversion ratio providing for the issuance of that number of shares which approximated 6% of the equity of the Company determined as of November 20, 1996.

         On June 11, 1998, the Company's registration statement on Form S-1 (Registration No. 333-50813) for the registration and offering of 3,700,000 shares of Class A Common Stock became effective, and on June 17, 1998, the Company commenced and completed its sale of such registered shares at an offering price of $8.00 per share. J.C. Bradford & Co., Piper Jaffrey Inc. and Morgan Keegan & Company, Inc. underwrote the offering. The gross proceeds of the offering aggregated $29,600,000, and expenses incurred by the Company in connection with the offering totaled approximately $2,000,000. Net proceeds of approximately $27,600,000 were used to repay borrowings under the Company's revolving credit facility.

         At various times during 1998, the Company issued an aggregate of 56,366 shares of Class A Common Stock to physicians as partial consideration in connection with the acquisition of surgery centers. The per share price of these issuances ranged from $6.64 to $9.00. The shares described above were issued without registration under the Securities Act in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act and Regulation D of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                             1998            1997            1996         1995       1994
                                             ----            ----            ----         ----       ----
                                                            (In thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ..............................    $ 80,322        $ 57,414         $34,898     $22,389     $13,784

Operating expenses:
     Salaries and benefits ............      22,947          17,363          11,613       6,243       4,092
     Other operating expenses .........      28,393          20,352          11,547       7,558       5,091
     Depreciation and amortization ....       6,568           4,944           3,000       2,397       1,309
     Net loss on sale of assets .......       5,462(1)        1,425(2)           31          --          --
                                           --------        --------         -------     -------     -------
       Total operating expenses .......      63,370          44,084          26,191      16,198      10,492
                                           --------        --------         -------     -------     -------
     Operating income .................      16,952          13,330           8,707       6,191       3,292

Minority interest .....................      13,645           9,084           5,433       3,938       2,464
Other expenses:
     Interest expense, net ............       1,499           1,554             808         627         151
     Distribution cost ................          --             842(3)           --          --          --
                                           --------        --------         -------     -------     -------
     Earnings before income taxes .....       1,808           1,850           2,466       1,626         677

Income tax expense ....................       1,047           1,774             985         578          26
                                           --------        --------         -------     -------     -------
       Net earnings ...................         761              76           1,481       1,048         651
Accretion of preferred stock discount..          --             286              22          --          --
                                           --------        --------         -------     -------     -------
Net earnings (loss) available to common
     shareholders .....................    $    761        $   (210)        $ 1,459     $ 1,048     $   651
                                           ========        ========         =======     =======     =======

Earnings (loss) per common share:
     Basic ............................    $   0.06        $  (0.02)        $  0.17     $  0.13     $  0.09
     Diluted ..........................    $   0.06        $  (0.02)        $  0.16     $  0.12     $  0.09

Weighted average number of shares and
   share equivalents outstanding:
     Basic ............................      12,247           9,453           8,689       8,174       6,999
     Diluted ..........................      12,834           9,453           9,083       8,581       7,313

                                                                          AT DECEMBER 31,
                                          ------------------------------------------------------------------
                                             1998            1997            1996         1995         1994
                                             ----            ----            ----         ----         ----
                                                            (In thousands except center data)
BALANCE SHEET DATA:
Cash and cash equivalents .............    $  6,070        $  3,407         $ 3,192     $ 3,470     $  1,750
Working capital .......................      12,954           9,312           4,732       2,931        2,557
Total assets ..........................      98,421          75,238          54,653      35,106       27,065
Long-term debt ........................      12,483          24,970           9,218       4,786        3,520
Minority interest .....................      11,794           9,192           5,674       3,010        2,019
Preferred stock .......................          --           5,268           4,982          --           --
Shareholders' equity ..................      64,369          29,991          28,374      22,479       19,558

CENTER DATA:
Procedures ............................     156,521         101,819          71,323      55,344       30,922
Centers at end of year ................          52              39              27          18           14


----------------------

(1) Includes a loss attributable to the sale of two partnership interests in two physician practices, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.29 and $0.28, respectively, for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements - Note 3(c)."
(2) Includes a loss attributable to the sale of a partnership interest, net of a gain on the sale of a surgery center building and equipment, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.16 for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements - Note 3(c)."
(3) Reflects cost incurred related to the distribution of the Company's common stock held by AHC to AHC's stockholders, which had an impact of reducing basic and diluted earnings per share by $0.09. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 1998, the Company owned a majority interest (51% or greater) in 52 surgery centers and had established and was the majority owner (51%) of seven specialty physician networks.

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

         The Company operated as a majority owned subsidiary of AHC from 1992 until December 3, 1997 when AHC distributed to its stockholders all of its holdings in AmSurg common stock (the "Distribution"). Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the Recapitalization, AHC exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock. The principal purpose of the Distribution was to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company. Upon the Distribution, the Company became a publicly traded company.

         The following table presents the components of changes in the number of surgery centers in operation and centers under development for the years ended December 31, 1998, 1997 and 1996. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                            1998      1997    1996
                                                            ----      ----    ----
     Centers in operation, beginning of year...........      39        27      18
     New center acquisitions placed in operation.......       7         5       6
     New development centers placed in operation.......       7        10       3
     Centers sold......................................      (1)       (3)     --
                                                           ----      ----    ----
     Centers in operation, end of year.................      52        39      27
                                                           ====      ====     ===
     Centers under development, end of year...........        5        10      20
                                                           ====      ====     ===

         Thirty-nine of the surgery centers in operation as of December 31, 1998 perform gastrointestinal endoscopy procedures; eleven centers perform ophthalmology procedures; one center performs orthopaedic procedures; and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. It is not expected that the specialty physician networks in themselves will be a significant source of income for the Company. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of December 31, 1998, three networks had secured managed care contracts and were operational.

         During 1998, the Company had a majority interest in two specialty physician practices which were acquired in January 1996 and January 1997, the other partners of which were entities owned by the principal physicians who provide professional medical services to patients of the practices. In May 1998, the Company's Board of Directors approved a plan to dispose of the Company's interests in these two physician practices as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. Accordingly, the Company recorded a charge of $3.6 million, net of income tax benefit of $1.8 million, in the second quarter of 1998 for the estimated loss on the disposal of these assets, and on June 26, 1998 and October 1, 1998, the Company completed the disposition of each of these practices (see Consolidated Financial Statements - Note 3(c)).

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

         While the Company generally owns 51% to 70% of the entities that own the surgery centers, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net earnings or loss of the surgery center/practice entities.

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

         Practice-based ambulatory surgery centers and physician practices such as those in which the Company owns or has owned a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 41%, 37% and 36% of its revenues in the years ended December 31, 1998, 1997 and 1996, respectively, from governmental healthcare programs including Medicare and Medicaid. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         The Company's sources of revenues as a percentage of total revenues for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                     1998      1997         1996
                                                     ----      ----         ----
     Surgery centers.........................         94%        83%         83%
     Physician practices.....................          6         15          15
     Other...................................         --          2           2
                                                    ----       ----        ----
         Total...............................        100%       100%        100%
                                                    ====       ====        ====

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the years ended December 31, 1998, 1997 and 1996:

                                                      1998        1997      1996
                                                      ----        ----      ----
     Revenues                                        100.0%      100.0%     100.0%

     Operating expenses:
       Salaries and benefits ...................      28.6        30.2       33.3
       Other operating expenses ................      35.3        35.5       33.1
       Depreciation and amortization ...........       8.2         8.6        8.6
       Net loss on sale of assets ..............       6.8         2.5         --
                                                     -----       -----      -----
         Total operating expenses ..............      78.9        76.8       75.0
                                                     -----       -----      -----
         Operating income ......................      21.1        23.2       25.0

     Minority interest .........................      17.0        15.8       15.6
     Other expenses:
       Interest expense, net of interest income        1.9         2.7        2.3
       Distribution cost .......................        --         1.5         --
                                                     -----       -----      -----
         Earnings before income taxes ..........       2.2         3.2        7.1

     Income tax expense ........................       1.3         3.1        2.9
                                                     -----       -----      -----
         Net earnings ..........................       0.9         0.1        4.2
     Accretion of preferred stock discount .....        --         0.5         --
                                                     -----       -----      -----
         Net earnings (loss) available to common
           shareholders ........................       0.9%       (0.4)%      4.2%
                                                     =====       =====      =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues were $80.3 million in 1998, an increase of $22.9 million, or 40%, over revenues in 1997. The increase is primarily attributable to additional centers in operation in 1998 and same-center revenue growth of 12%. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 1999 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $22.9 million in 1998, an increase of $5.6 million, or 32%, over salaries and benefits expense in 1997. This increase resulted primarily from additional centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expense as a percentage of revenue decreased in 1998 due to the absence of physician salaries of the practice disposed of in June 1998.

         Other operating expenses were $28.4 million in 1998, an increase of $8.0 million, or 40%, over other operating expenses in 1997. This increase resulted primarily from additional centers in operation. This increase was offset by a reduction in physician practice expenses of the practices disposed of in 1998.

         The Company anticipates further increases in operating expenses in 1999 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

         Depreciation and amortization expense increased $1.6 million, or 33%, in 1998 over 1997, primarily due to 13 additional surgery centers in operation in 1998 compared to 1997.

         Net loss on sale of assets in 1998 primarily resulted from the Company's decision to exit the physician practice management business. In the second quarter of 1998, the Company reduced the carrying value of the long-lived assets of the practices held for sale by approximately $5.4 million based on the estimated sales proceeds less estimated costs to sell. The ultimate disposition of the practices, which occurred later in 1998, resulted in no significant change from the estimate originally recorded in the second quarter of 1998.

         The Company's minority interest in earnings in 1998 increased by $4.6 million, or 50%, over 1997 primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense decreased $54,000, or 3%, in 1998 over 1997 due to the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels. The reduction in interest expense was partially offset by an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         Distribution cost in 1997 represents costs incurred by the Company related to effecting the Distribution.

         The Company recognized income tax expense of $1.0 million in 1998, compared to $1.8 million in 1997. The Company's effective tax rate in both years was 40% of earnings prior to the impact of net loss on sale of assets and distribution cost and differed from the federal statutory income tax rate of 34%, primarily due to the impact of state income taxes.

         Accretion of preferred stock discount in 1997 resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Stock was accreted toward its redemption value, including potential dividends, over the redemption term. During the first quarter of 1998, the holders of this series of preferred stock elected to convert their preferred shares into 380,952 shares of Class A Common Stock pursuant to the provisions of the Company's Charter using a conversion ratio based on the market price of the Company's Class A Common Stock. Accordingly, the Company recorded no accretion in 1998.

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

         Salaries and benefits expense was $17.4 million in 1997, an increase of $5.7 million, or 50%, over salaries and benefits expense in 1996. Other operating expenses were $20.4 million in 1997, an increase of $8.8 million, or 76%, over other operating expenses in 1996. This increase resulted primarily from additional centers in operation, the acquisition of the interest in the urology physician practice and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. Salaries and benefits expense and other operating expenses in the aggregate as a percentage of revenues remained comparable at 66% in 1997 and 1996. However, salaries and benefits expense as a percentage of revenues decreased in 1997 while other operating expenses as a percentage of revenues increased proportionately in 1997 compared to 1996, primarily due to the addition of contracted physician service expense for the physician practice acquired in January 1997 within other operating expenses.

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

         Interest expense increased $745,000, or 92%, in 1997 over 1996 due to debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and a physician practice, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         Distribution cost in 1997 represents costs incurred by the Company related to effecting the Distribution.

         The Company recognized income tax expense of $1.8 million in 1997, compared to $1.0 million in 1996. The Company has recognized no tax benefit associated with distribution cost and net loss on sale of assets, while certain tax aspects of the gain transaction recorded in July 1997 resulted in income tax expense of approximately $100,000. The Company's effective tax rate in both periods was 40% of earnings prior to the impact of distribution cost and net loss on sale of assets and differed from the federal statutory income tax rate of 34%, primarily due to the impact of state income taxes.

         Accretion of preferred stock discount resulted from the issuance during November 1996 of redeemable preferred stock with a redemption amount of $3.0 million. The preferred stock was recorded at its fair market value, net of issuance costs. From the time of issuance, the Series A Redeemable Preferred Stock had been accreted toward its redemption value, including potential dividends, over the redemption term.

QUARTERLY STATEMENT OF OPERATIONS DATA

         The following table presents certain quarterly statement of operations data for the years ended December 31, 1998 and 1997. The quarterly statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.



                                                   1997                                         1998
                                 ----------------------------------------     -----------------------------------------
                                  Q1(1)       Q2        Q3(2)(3)    Q4(3)      Q1         Q2(4)      Q3          Q4
                                 ---         ----      ---         ---        ----       ---        ----        ----
                                                        (In thousands, except per share data)

     Revenues ..............    $ 12,591    $13,890    $14,566    $16,367    $17,829    $ 20,120    $20,125    $22,248
     Earning (loss) before
       income taxes ........      (1,496)     1,014      1,478        854      1,166      (3,877)     1,981      2,538
     Net earnings (loss)
       available to common
       shareholders ........      (1,892)       537        862        283        700      (2,650)     1,188      1,523
     Diluted earnings (loss)
       per common share ....       (0.20)      0.06       0.09       0.03       0.07       (0.25)      0.08       0.10

------------

     (1) Includes an impairment loss of $2.3 million, or $0.24 per share, on a partnership interest.
     (2) Includes a gain on sale of assets of $727,000, net of income taxes, or $0.08 per share, attributable to a loss recovery on the sale of a partnership interest and gain on sale of a surgery center building and equipment.
     (3) Includes distribution cost of $458,000 and $384,000, or $0.05 and $0.04 per share, respectively, incurred in the third and fourth quarters of 1997, respectively.
     (4) Includes a loss from sale of assets of $3.6 million, net of income taxes, or $0.33 per share, on two partnership interests.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had working capital of $13.0 million compared to $9.3 million in 1997. Operating activities for 1998 generated $11.3 million in cash flow from operations compared to $4.0 million in 1997. Cash and cash equivalents at December 31, 1998 and 1997 were $6.1 million and $3.4 million, respectively.

         During 1998 the Company used approximately $18.6 million to acquire interests in seven additional practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled $7.0 million in 1998, of which $1.2 million was funded from the capital contributions of the Company's minority partners. The Company used its cash flow from operations and net borrowings on long-term debt of $19.9 million to fund its acquisition and development obligations.

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock, for net proceeds of $27.6 million. The net proceeds, along with cash flow from operations, were used to repay $32.8 million in borrowings under the Company's revolving credit facility (the "Loan Agreement") and other long-term debt during 1998. The Company also received cash proceeds of $650,000 from the sale of a surgery center during 1998.

         At December 31, 1998, borrowings under the Company's revolving credit facility were $8.8 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The Loan Agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The Loan Agreement also provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels. The Loan Agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 1998.

         On November 20, 1996, the Company issued shares of its Series A Redeemable Preferred Stock and Series B Convertible Preferred Stock to certain unaffiliated institutional investors for net cash proceeds of approximately $5.0 million. The purpose of the offering was to fund the acquisition and development of surgery centers and to provide other working capital as needed prior to being in position to access capital markets as an independent public company. The Series A Preferred Stock, which had a liquidation value of $3.0 million and was subject to redemption at any time at the option of the Company, upon the occurrence of certain events and in 2002 at the option of the holders, was converted during the first quarter of fiscal 1998 by its holders into 380,952 shares of Class A Common Stock using a conversion ratio based on the market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. Upon the public offering completed on June 17, 1998, the Series B Preferred Stock automatically converted into 605,998 shares of Class A Common Stock as determined by a conversion ratio providing for the issuance of that number of shares which approximated 6% of the equity of the Company determined as of November 20, 1996.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule is subject to a comment period that has been extended until June 30, 1999, and provides for an implementation date that has been extended to a date no earlier than January 2000. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers.

         The Company believes that the proposed rule if adopted in its current form would adversely affect the Company's annual revenues by approximately 4% at that time. However, if the proposed rule were adopted in its current form, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for future acquisitions. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company. There also can be no assurance that HCFA will not modify the proposed rule, before it is enacted in final form, in a manner that would adversely impact the Company's financial condition, results of operation and business prospects.

YEAR 2000

         The Company has evaluated its risks associated with software and hardware components which may fail due to the millennium change and has determined these risks include but are not limited to (i) risk that surgical equipment critical to the patient's care may fail, (ii) risk that billing and administration software will not support timely billing and collection efforts and (iii) risk that third party payers will not be able to provide timely reimbursement for services performed.

         In order to address these risks, the Company has designed and implemented a Year 2000 assessment and action plan. Because the Company generally has no internally designed software systems or hardware components nor does the Company market or support any software or hardware products, the Company has focused its efforts on ensuring that its systems are Year 2000 compliant by implementing a plan designed to evaluate all critical systems purchased from third parties at each of its operating surgery centers and its corporate offices. The assessment plan involves (i) identifying all potential Year 2000 hardware and software components, including but not limited to surgical equipment, office machinery, financial software and general service equipment and components, (ii) contracting with a third party consultant to measure surgical equipment products against their Year 2000 compliance database,
(iii) obtaining verification from third parties whether their products are Year 2000 compliant and, if not, the third parties' ability to make the appropriate modifications and (iv) testing systems in a controlled environment to determine their ability to function accurately beyond 1999. In addition, the Company has begun to contact all significant suppliers and third party payers to determine if they are Year 2000 compliant and if they will be able to continue to provide products, services or reimbursement in 2000. This assessment plan was initiated in the third quarter of 1998 and is expected to continue throughout 1999. Nearly all of the Company's surgery centers have completed their identification of medical hardware and software and have measured the items' Year 2000 compliance against the third party consultants' database. Most non-medical equipment has also been identified and testing and/or communication with vendors is in process. Based on the ongoing findings of the assessment plan, the Company has begun the remediation process to replace or modify those systems not found to be Year 2000 compliant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" are effective for the Company for the year ended December 31, 1998. These standards had no effect on the Company's presentation of financial statement information.

         Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities" becomes effective for the Company for the year ending December 31, 1999. SOP No. 98-5 requires that start-up costs be expensed as incurred and that upon adoption, all deferred start-up costs be expensed as a cumulative effect of a change in accounting principle. The Company estimates approximately $126,000, net of minority interest and income taxes, will be expensed as of January 1, 1999 as a cumulative effect of a change in accounting principle.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 15, 1999

                                  AMSURG CORP.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                   1998              1997
                                                                                   ----              ----
                           ASSETS

Current assets:
     Cash and cash equivalents ...........................................      $ 6,069,767       $ 3,406,787
     Accounts receivable, net of allowance of $1,937,765 and
       $1,436,468, respectively ..........................................       12,122,277         8,220,616
     Supplies inventory ..................................................        1,250,487           905,992
     Deferred income taxes (note 10) .....................................          507,000           390,000
     Prepaid and other current assets ....................................          951,638         1,020,835
                                                                                -----------       -----------

              Total current assets .......................................       20,901,169        13,944,230

Long-term receivables and deposits (note 3) ..............................        2,045,474           479,012
Property and equipment, net (notes 4, 6 and 7) ...........................       23,139,495        19,248,464
Intangible assets, net (notes 3 and 5) ...................................       52,334,975        41,566,684
                                                                                -----------       -----------

              Total assets ...............................................      $98,421,113       $75,238,390
                                                                                ===========       ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable (note 3) ..............................................      $ 2,385,150       $        --
     Current portion of long-term debt (note 6) ..........................        1,378,270         1,330,595
     Accounts payable ....................................................        1,195,305           922,188
     Accrued salaries and benefits .......................................        1,724,419         1,018,844
     Other accrued liabilities ...........................................          887,985         1,235,626
     Current income taxes payable ........................................          376,092           125,396
                                                                                -----------       -----------

              Total current liabilities ..................................        7,947,221         4,632,649

Long-term debt (note 6) ..................................................       12,483,458        24,969,718
Deferred income taxes (note 10) ..........................................        1,827,000         1,185,000
Minority interest ........................................................       11,794,389         9,191,896
Preferred stock, no par value, 5,000,000 shares authorized, 0 and
   916,666 shares outstanding (note 8) ...................................               --         5,267,672
Shareholders' equity (notes 9 and 11):
     Common stock:
         Class A, no par value, 20,000,000 shares authorized 9,533,486 and
           4,758,091 shares outstanding, respectively ....................       48,115,915        14,636,331
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ............................................       13,528,981        13,528,981
     Retained earnings ...................................................        2,860,796         2,099,491
     Deferred compensation on restricted stock (note 11) .................         (136,647)         (273,348)
                                                                                -----------       -----------
              Total shareholders' equity .................................       64,369,045        29,991,455
                                                                                -----------       -----------
Commitments and contingencies (notes 4, 7, 11 and 12)

              Total liabilities and shareholders' equity .................      $98,421,113       $75,238,390
                                                                                ===========       ===========




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998            1997             1996
                                                                     ----            ----             ----
Revenues (note 2) ...........................................     $80,322,270     $ 57,413,812      $34,898,496

Operating expenses:
     Salaries and benefits (note 11) ........................      22,946,600       17,363,440       11,613,504
     Other operating expenses (note 11) .....................      28,392,926       20,352,442       11,546,562
     Depreciation and amortization ..........................       6,568,436        4,944,483        3,000,183
     Net loss on sale of assets (note 3) ....................       5,461,720        1,424,690           30,811
                                                                  -----------     ------------      -----------

         Total operating expenses ...........................      63,369,682       44,085,055       26,191,060
                                                                  -----------     ------------      -----------
         Operating income ...................................      16,952,588       13,328,757        8,707,436

Minority interest ...........................................      13,644,544        9,084,132        5,433,588
Other expenses:
     Interest expense, net of interest income of $124,748,
         $69,088 and $139,531, respectively .................       1,499,316        1,553,508          808,332
     Distribution cost (note 9) .............................              --          841,801               --
                                                                  -----------     ------------      -----------

         Earnings before income taxes .......................       1,808,728        1,849,316        2,465,516

Income tax expense (note 10) ................................       1,047,423        1,774,000          985,000
                                                                  -----------     ------------      -----------
         Net earnings .......................................         761,305           75,316        1,480,516
Accretion of preferred stock discount (note 8) ..............              --          285,615           22,057
                                                                  -----------     ------------      -----------
         Net earnings (loss) available to common shareholders     $   761,305     $   (210,299)     $ 1,458,459
                                                                  ===========     ============      ===========

Earnings (loss) per common share (note 9):
     Basic ..................................................     $      0.06     $      (0.02)     $      0.17
     Diluted ................................................     $      0.06     $      (0.02)     $      0.16
                                                                  ===========     ============      ===========

Weighted average number of shares and share equivalents
     outstanding (note 9):
     Basic ..................................................      12,247,389        9,453,205        8,689,480
     Diluted ................................................      12,834,030        9,453,205        9,082,535
                                                                  ===========     ============      ===========






See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                                   DEFERRED
                                                            COMMON STOCK                         COMPENSATION
                                                      -----------------------        RETAINED    ON RESTRICTED
                                                      SHARES          AMOUNT         EARNINGS        STOCK           TOTAL
                                                      ------          ------         --------        -----           -----
 Balance December 31, 1995 ...................      8,302,477      $21,627,861      $  851,331     $      --      $22,479,192
     Issuance of common stock ................        512,239        2,366,262              --            --        2,366,262
     Issuance of common stock in
       conjunction with acquisitions .........        384,809        2,069,962              --            --        2,069,962
     Net earnings available to common
       shareholders ..........................             --               --       1,458,459            --        1,458,459
                                                  -----------      -----------      ----------     ---------      -----------
 Balance December 31, 1996 ...................      9,199,525       26,064,085       2,309,790            --       28,373,875
     Issuance of common stock ................        146,087          934,273              --      (273,348)         660,925
     Issuance of common stock in
       conjunction with acquisitions .........        300,863        1,847,376              --            --        1,847,376
     Acquisition of stock ....................       (101,253)        (680,422)             --            --         (680,422)
     Net loss available to common shareholders             --               --        (210,299)           --         (210,299)
                                                  -----------      -----------      ----------     ---------      -----------
 Balance December 31, 1997 ...................      9,545,222       28,165,312       2,099,491      (273,348)      29,991,455
     Issuance of common stock, net of
       offering cost .........................      3,705,928       27,635,439              --            --       27,635,439
     Issuance of common stock in
       conjunction with acquisitions .........         56,366          450,689              --            --          450,689
     Stock options exercised, net of related
       tax benefit ...........................         26,151          125,784              --            --          125,784
     Conversion of preferred stock ...........        986,950        5,267,672              --            --        5,267,672
     Net earnings ............................             --               --         761,305            --          761,305
     Amortization of deferred compensation
       on restricted stock ...................             --               --              --       136,701          136,701
                                                  -----------      -----------      ----------     ---------      -----------
 Balance December 31, 1998 ...................     14,320,617      $61,644,896      $2,860,796     $(136,647)     $64,369,045
                                                  ===========      ===========      ==========     =========      ===========






See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                             1998             1997             1996
                                                                             ----             ----             ----
 Cash flows from operating activities:
     Net earnings ..................................................    $    761,305     $     75,316     $  1,480,516
     Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Minority interest .........................................      13,644,544        9,084,132        5,433,588
         Distributions to minority partners ........................     (13,479,940)      (8,907,875)      (5,084,294)
         Depreciation and amortization .............................       6,568,436        4,944,483        3,000,183
         Deferred income taxes .....................................         525,000          333,000          249,000
         Amortization of deferred compensation on restricted stock .         136,701               --               --
         Net (gain) loss on sale of assets .........................       5,461,720        1,424,690          (30,811)
         Increase (decrease) in cash, net of effects of acquisitions and dispositions, due to changes in:
              Accounts receivable, net .............................      (2,560,418)      (1,620,141)      (1,353,365)
              Supplies inventory ...................................         (76,924)        (212,403)        (128,248)
              Prepaid and other current assets .....................          42,489         (572,455)        (213,838)
              Other assets .........................................        (325,416)        (803,022)        (266,801)
              Accounts payable .....................................         123,442         (384,881)         648,292
              Accrued expenses and other liabilities ...............         518,413          322,870          (43,734)
              Other, net ...........................................            (797)         273,593          156,001
                                                                        ------------     ------------     ------------

              Net cash flows provided by operating activities ......      11,338,555        3,957,307        3,846,489

 Cash flows from investing activities:
     Acquisition of interest in surgery centers ....................     (18,565,082)     (12,643,331)     (12,669,794)
     Acquisition of property and equipment .........................      (6,967,297)     (10,578,551)      (3,863,052)
     Proceeds from sale of assets ..................................         669,000        1,978,462               --
     Net proceeds from long-term receivables .......................         335,529           57,504          137,582
                                                                        ------------     ------------     ------------

              Net cash flows used in investing activities ..........     (24,527,850)     (21,185,916)     (16,395,264)

 Cash flows from financing activities:
     Proceeds from long-term borrowings ............................      19,874,094       17,629,000       10,544,700
     Repayment on long-term borrowings .............................     (32,787,189)      (3,524,641)      (7,261,534)
     Net proceeds from issuance of preferred stock .................              --               --        4,960,000
     Net proceeds from issuance of common stock ....................      27,658,696          524,216        2,366,262
     Proceeds from capital contributions by minority partners ......       1,166,810        2,952,507        1,681,324
     Financing cost incurred .......................................         (60,136)        (138,094)         (19,230)
                                                                        ------------     ------------     ------------

              Net cash flows provided by financing activities ......      15,852,275       17,442,988       12,271,522
                                                                        ------------     ------------     ------------

 Net increase (decrease) in cash and cash equivalents ..............       2,662,980          214,379         (277,253)
 Cash and cash equivalents, beginning of year ......................       3,406,787        3,192,408        3,469,661
                                                                        ------------     ------------     ------------

 Cash and cash equivalents, end of year ............................    $  6,069,767     $  3,406,787     $  3,192,408
                                                                        ============     ============     ============




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   PRINCIPLES OF CONSOLIDATION

         AmSurg Corp. (the "Company"), through its wholly owned subsidiaries, owns majority interests primarily between 51% and 70% in limited partnerships and limited liability companies ("LLCs") which own and operate practice-based ambulatory surgery centers ("Centers"). The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the partnership or LLC. The limited partner or minority member responsibilities are to supervise the delivery of medical services with their rights being restricted to those which protect their financial interests, such as approval of the acquisition of significant assets or incurring debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. All material intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

B.   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities less than three months when purchased.

C.   PREPAID AND OTHER CURRENT ASSETS

         Prepaid and other current assets are comprised of prepaid expenses and other receivables.

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

E.   INTANGIBLE ASSETS

     EXCESS OF COST OVER NET ASSETS OF PURCHASED OPERATIONS

         Excess of cost over net assets of purchased operations is amortized over 25 years. The Company has consistently assessed impairment of the excess of cost over net assets of purchased operations and other long-lived assets in accordance with criteria consistent with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Whenever events or changes in circumstances indicate that the carrying amount of long-term assets may not be recoverable, management assesses whether or not an impairment loss should be recorded by comparing estimated undiscounted future cash flows with the assets' carrying amount at the partnership level. If the assets' carrying amount is in excess of the estimated undiscounted future cash flows, an impairment loss is recognized as the excess of the carrying amount over estimated future cash flows discounted at an applicable rate.

     DEFERRED PRE-OPENING COSTS

         Deferred pre-opening costs consist of costs incurred for surgery centers while under development. Deferred pre-opening costs are amortized over one year, starting upon the commencement date of operations. Beginning in 1999, the Company will adopt Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred and that upon adoption all deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. The Company estimates approximately $126,000, net of minority interest and income taxes, will be expensed as of January 1, 1999 as a cumulative effect of a change in accounting principle.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     OTHER INTANGIBLE ASSETS

         Other intangible assets consist primarily of deferred financing costs of the Company and the entities included in the Company's consolidated financial statements and are amortized over the term of the related debt.

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

H.   STOCK OPTION PLAN

         The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also provides disclosure in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation," to reflect pro forma earnings per share as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period.

I.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

K.   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

L.   RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" are effective for the Company for the year ended December 31, 1998. These standards had no effect on the Company's presentation of financial statement information.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   REVENUE RECOGNITION

         Revenues for the years ended December 31, 1998, 1997 and 1996 are comprised of the following:

                                            1998          1997          1996
                                            ----          ----          ----
      Surgery centers ..............    $75,334,903    $47,803,933    $28,950,498
      Physician practices...........      4,785,678      8,677,522      5,155,148
      Other ........................        201,689        932,357        792,850
                                        -----------    -----------    -----------

          Revenues .................    $80,322,270    $57,413,812    $34,898,496
                                        ===========    ===========    ===========

         Surgery center revenues consist of the billing for the use of the Centers' facilities (the "usage fee") directly to the patient or third party payer. The usage fee excludes any amounts billed for physicians' services which are billed separately by the physicians to the patient or third party payer.

         Physician practice revenues consist of the billing for physician services of the Company's two majority owned physician practices acquired in 1997 and 1996 and disposed of in 1998. The billings were made by the practice directly to the patient or third party payer.

         Revenues from surgery centers and physician practices are recognized on the date of service, net of estimated contractual allowances from third party medical service payers including Medicare and Medicaid. During the years ended December 31, 1998, 1997 and 1996 approximately 41%, 37% and 36%, respectively, of the Company's revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payers is limited due to the large number of such payers.

3.   ACQUISITIONS AND DISPOSITIONS

A.   ACQUISITIONS

         The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in seven, five and four practice-based surgery centers during 1998, 1997 and 1996, respectively. In addition, the Company acquired through wholly owned subsidiaries one physician practice and related entities in each of 1997 and 1996. Consideration paid for the acquired interests consisted of cash and common stock. In addition, notes payable for $2,385,150 at rates ranging from 7.75% to 8.25%, maturing through February 1999, were issued in conjunction with two acquisitions. Total consideration paid in 1998, 1997 and 1996 for all acquisitions was $21,172,207, $14,471,503 and $13,561,661, respectively, of which the Company assigned $19,504,205, $13,738,220 and $12,289,386, respectively, to excess of cost over net assets of purchased operations. In conjunction with four acquisitions in 1998, the Company is obligated to pay an additional $1,025,000 ratably over each six month interval from 2000 to 2004 in which proposed surgery center reimbursement rates by the Health Care Financing Administration are not effective. The Company will be released from any outstanding purchase price commitments upon the final implementation of proposed reimbursement rates. All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

B.   PRO FORMA INFORMATION

         The unaudited consolidated pro forma results for the years ended December 31, 1998 and 1997, assuming all 1998 and 1997 acquisitions had been consummated on January 1, 1997, are as follows:

                                                                  1998           1997
                                                                  ----           ----
     Revenues ...............................................  $86,914,000   $73,344,000
     Net earnings available to common shareholders ..........    1,229,000       609,000
     Earnings per common share:
         Basic ..............................................         0.10          0.06
         Diluted ............................................         0.10          0.06
     Weighted average number of shares and share equivalents:
         Basic ..............................................   12,262,000     9,612,000
         Diluted ............................................   12,849,000     9,948,000

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

C.   DISPOSITIONS

         In three separate transactions in 1998, the Company sold certain assets comprising a surgery center developed in 1995 and its interest in two separate partnerships that owned two physician practices. The net loss associated with these transactions was $5,442,914. The Company recognized an income tax benefit of approximately $1,850,000 associated with these losses. In conjunction with the sale of the interest in one physician practice, the Company received a note for $1,945,000 which is to be paid through 2010. The note bears interest at 6.5%, is secured by the assets of the physician practice and certain personal guarantees by the owners of the physician practice.

         In two separate transactions in 1997, the Company sold its investment in a partnership that owned two surgery centers acquired in 1994 and a surgery center building and equipment which the Company leased to a physician entity. In conjunction with the sale of the surgery center building and equipment, the Company also terminated its management agreement with the physician entity for the surgery center in which it had no ownership interest but had managed since 1994. The net loss associated with these transactions was $1,494,000.

4.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and 1997 are as follows:

                                                               1998             1997
                                                               ----             ----
     Land and improvements ...........................    $     98,540     $     98,540
     Building and improvements .......................      13,543,836       10,264,481
     Moveable equipment ..............................      18,468,265       13,820,039
     Construction in progress ........................          45,971        1,180,250
                                                          ------------     ------------

                                                            32,156,612       25,363,310
     Less accumulated depreciation and amortization...      (9,017,117)      (6,114,846)
                                                          ------------     ------------

         Property and equipment, net .................    $ 23,139,495     $ 19,248,464
                                                          ============     ============

         At December 31, 1998, the Company and its partnerships had unfunded construction and equipment purchase commitments for centers under development of approximately $49,000 in order to complete construction in progress.

5.   INTANGIBLE ASSETS

         Intangible assets at December 31, 1998 and 1997 consist of the following:

                                                                        1998              1997
                                                                        ----              ----
     Excess of cost over net assets of purchased operations,
       net of accumulated amortization of $5,586,616 and
       $4,123,482, respectively ..................................    $51,765,355      $40,636,399
     Deferred pre-opening cost, net of accumulated amortization
       of $273,191 and $336,091, respectively .....................       346,240          614,944
     Other intangible assets, net of accumulated amortization of
       $408,497 and $388,108, respectively ........................       223,380          315,341
                                                                      -----------      -----------

         Intangible assets, net ...................................   $52,334,975      $41,566,684
                                                                      ===========      ===========

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   LONG-TERM DEBT

         Long-term debt at December 31, 1998 and 1997 is comprised of the following:

                                                                1998           1997
                                                                ----           ----
     $50,000,000 credit agreement at prime or LIBOR plus a
       spread of 1.0% to 2.25% (average rate of 6.6% at
       December 31, 1998), due January 10, 2001 ..........   $ 8,800,000    $22,399,935
     Other debt at an average rate of 8.3%, due through
       September 23, 2003 ................................     4,045,584      2,847,048
     Capitalized lease arrangements at an average rate of
       8.6%, due through December 1, 2002 (see note 7) ...     1,016,144      1,053,330
                                                             -----------    -----------
                                                              13,861,728     26,300,313
     Less current portion ................................    (1,378,270)    (1,330,595)
                                                             -----------    -----------
         Long-term debt ..................................   $12,483,458    $24,969,718
                                                             ===========    ===========


         The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement, as most recently amended on May 19, 1998, permits the Company to borrow up to $50,000,000 to finance the Company's acquisition and development projects at prime rate or LIBOR plus a spread of 1.0% to 2.25% or a combination thereof, provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 1998.

         Certain partnerships and LLCs included in the Company's consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $7,500,000. The Company and the partners or members have guaranteed payment of the loans.

         Principal payments required on long-term debt in the six years subsequent to December 31, 1998 are $1,378,270, $1,286,257, $9,891,360,
$586,420, $499,858 and $219,563.

7.   LEASES

         The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2014. Future minimum lease payments at December 31, 1998 are as follows:


                                                      CAPITALIZED
   YEAR ENDED                                          EQUIPMENT          OPERATING
  DECEMBER 31,                                          LEASES             LEASES
  ------------                                          ------             ------
     1999..................................           $  557,029         $ 4,104,712
     2000..................................              386,203           3,985,895
     2001..................................              175,236           3,626,444
     2002..................................               20,746           3,055,161
     2003..................................                   --           2,649,142
     Thereafter............................                   --           6,589,688
                                                      ----------         -----------

         Total minimum rentals                         1,139,214         $24,011,042
                                                                         ===========
     Less amounts representing interest at rates
       ranging from 6.5% to 13.5%                       (123,070)
                                                      ----------
         Capital lease obligations                    $1,016,144
                                                      ==========


         At December 31, 1998, equipment with a cost of approximately $1,785,000 and accumulated amortization of approximately $665,000 was held under capital lease. The Company and its limited partners have guaranteed payment of the leases. Rental expense for operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $4,167,000, $3,093,000 and $1,775,000 (see note 11).

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   PREFERRED STOCK

         Preferred stock, net of issuance costs, at December 31, 1998 and 1997 is comprised of the following:

                                                                  1998        1997
                                                                  ----        ----
     Series A Redeemable Preferred Stock, 0 and
       500,000 shares outstanding ...........................   $     --    $2,059,905
     Series B Convertible Preferred Stock, 0 and
       416,666 shares outstanding............................         --     3,207,767
                                                                --------    ----------

                                                                $     --    $5,267,672
                                                                ========    ==========


         On November 20, 1996, the Company issued to unaffiliated institutional investors a combination of redeemable and convertible preferred stock for net proceeds of $4,960,000. The preferred stock was recorded at its fair value, net of issuance costs. The Series A Redeemable Preferred Stock, which had a stated amount of $3,000,000, was to pay a cumulative dividend of 8% commencing November 21, 1998, was subject to redemption at any time at the option of the Company, upon the occurrence of certain events and in 2002 at the option of the holders, was converted in 1998 by its holders into 380,952 shares of Class A Common Stock using a conversion ratio based on the market price of the Class A Common Stock pursuant to the provisions of the Company's Charter. Upon a public offering of common stock completed on June 17, 1998 (see note 9), the Series B Convertible Preferred Stock, which had a stated amount of $2,500,000, automatically converted into 605,998 shares of Class A Common Stock as determined by a conversion ratio providing for the issuance of that number of shares which approximated 6% of the equity of the Company determined as of November 20, 1996. From the time of issuance, the Series A Redeemable Preferred Stock had been accreted toward its stated amount, including potential dividends, over the redemption term. The Series B Convertible Preferred Stock was not accreted because management expected its conversion.

9.   SHAREHOLDERS' EQUITY

A.   COMMON STOCK

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

     Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the recapitalization, AHC exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock which differs from Class A Common Stock in that it has ten votes per share in the election and removal of directors of the Company, while the Class A Common Stock has one vote per share. Other than the election and removal of directors of the Company, the Class A Common Stock and the Class B Common Stock have equal voting and other rights. The Company does not have the right to issue additional Class B Common Stock. All shares and earnings per share data included herein have been adjusted to reflect the recapitalization. Expenses incurred in connection with the Distribution are reflected as distribution cost in the consolidated statement of operations for the year ended December 31, 1997.

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

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

B.   EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share:

                                                            EARNINGS (LOSS)     SHARES         PER SHARE
                                                              (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                                              -----------    -------------       ------
     For the year ended December 31, 1998:
         Basic earnings per share:
              Net earnings ...............................   $  761,305       12,247,389         $ 0.06
         Effect of dilutive convertible preferred stock              --          191,683
         Effect of dilutive securities options ...........           --          394,958
                                                             -----------      ----------
         Diluted earnings per share:
              Net earnings ...............................   $  761,305       12,834,030         $ 0.06
                                                             ==========       ==========

     For the year ended December 31, 1997:
         Net earnings ....................................   $   75,316
         Less accretion of preferred stock ...............     (285,615)
                                                             ----------
         Basic and diluted loss per share:
              Loss available to common shareholders ......   $ (210,299)       9,453,205         $(0.02)
                                                             ==========        =========

     For the year ended December 31, 1996:
         Net earnings ....................................   $1,480,516
         Less accretion of preferred stock ...............      (22,057)
                                                             ----------
         Basic earnings per share:
              Earnings available to common shareholders       1,458,459        8,689,480         $ 0.17
         Effect of dilutive securities options ...........           --          393,055
                                                             ----------       ----------
         Diluted earnings per share:
              Earnings available to common shareholders...   $1,458,459        9,082,535         $ 0.16
                                                             ==========       ==========


         Options to purchase 1,174,849 shares of common stock at prices ranging from $0.75 to $8.70, representing common share equivalents of 335,927 under the treasury stock method, were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share for the year then ended because to do so would have been anti-dilutive to the net loss per share available to common shareholders. The options will expire at various dates through December 2007. The effect of the conversion of 500,000 shares of Series A Redeemable Preferred Stock into 380,952 shares of Class A Common Stock, which occurred subsequent to December 31, 1997 (see note 8), has also been excluded from the computation of diluted earnings per share for the year ended December 31, 1997 because to do so would have been anti-dilutive after giving consideration to the elimination of related accretion of preferred stock.

C.   STOCK OPTIONS

         The Company has two stock option plans under which it has granted non-qualified options to purchase shares of Class A Common Stock to employees and outside directors. Options are granted at market value on the date of the grant and vest over four years at the rate of 25% per year. Options have a term of 10 years from the date of grant. As of December 31, 1998, 153,368 shares were reserved and available for future option grants.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Stock option activity for the years ended December 31, 1998, 1997 and 1996 is summarized below:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                        NUMBER OF        EXERCISE
                                                         SHARES           PRICE
                                                         ------           -----
     Outstanding at December 31, 1995...........         685,867         $ 1.80
         Options granted .......................         229,750           5.01
         Options exercised .....................          (2,917)          2.70
         Options terminated ....................          (5,917)          3.21
                                                       ---------

     Outstanding at December 31, 1996...........         906,783           2.61
         Options granted .......................         294,033           6.70
         Options exercised .....................          (1,500)          3.44
         Options terminated ....................         (24,467)          5.21
                                                       ---------

     Outstanding at December 31, 1997...........       1,174,849           3.56
         Options granted .......................         233,902           8.76
         Options exercised .....................         (26,151)          3.18
         Options terminated ....................         (38,106)          7.21
                                                       ---------
     Outstanding at December 31, 1998 ..........       1,344,494           4.37
                                                       =========


         The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                               OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  -------------------------------------------    ----------------------------
                                                     WEIGHTED       WEIGHTED                        WEIGHTED
                                                     AVERAGE        AVERAGE                         AVERAGE
        RANGE OF                     NUMBER          REMAINING      EXERCISE        NUMBER          EXERCISE
     EXERCISE PRICES               OUTSTANDING      LIFE (YRS.)       PRICE       EXERCISABLE        PRICE
     ---------------               -----------      -----------       -----       -----------        -----
     $0.75 - $2.50.............      427,331           3.36          $1.07          427,331           $1.07
      2.51 -  4.25.............      224,388           5.29           3.00          216,472            2.98
      4.26 -  6.00.............      310,866           7.56           5.32          145,927            5.22
      6.01 -  7.75.............      138,431           8.59           6.48           73,751            6.15
      7.76 -  9.50.............      233,478           8.78           8.97           24,036            8.79
      9.51 - 10.13.............       10,000           9.32          10.08               --            N/A
                                   ---------                                        -------
      0.75 - 10.13.............    1,344,494           6.17           4.37          887,517            2.85
                                   =========                                        =======

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The Company accounts for its stock options issued to employees and outside directors pursuant to APB No. 25. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in 1998, 1997 and 1996 were $4.79, $3.93 and $2.73 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of seven years and a forfeiture rate of 3% in 1998, 1997 and 1996 and an average risk free interest rate of 5.6% in 1998, 6.4% in 1997 and 6.2% in 1996. The Company also assumed a volatility rate of 50% in 1998 based on its own volatility, 54% in 1997 based upon the volatility rate of AHC, and 49% in 1996 based upon an average of comparable companies. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the years ended December 31, 1998, 1997 and 1996 net earnings (loss) and net earnings (loss) per share attributable to common shareholders would have been reduced to the following pro forma amounts.

                                                                               1998          1997           1996
                                                                               ----          ----           ----
     Net earnings (loss) available to common shareholders:
         As reported ...................................................     $761,305     $(210,299)     $1,458,459
         Pro forma .....................................................      152,102      (690,359)      1,241,874
     Basic earnings (loss) per share available to common shareholders:
         As reported ...................................................         0.06         (0.02)           0.17
         Pro forma .....................................................         0.01         (0.07)           0.14
     Diluted earnings (loss) per share available to common shareholders:
         As reported ...................................................         0.06         (0.02)           0.16
         Pro forma .....................................................         0.01         (0.07)           0.14

10.  INCOME TAXES

         Total income tax expense for the year ended December 31, 1998, 1997 and 1996 was allocated as follows:

                                                                           1998              1997             1996
                                                                           ----              ----             ----
     Income from operations ...................................          $1,047,423        $1,774,000       $985,000
     Shareholders' equity, for compensation expense for tax
         purposes in excess of amounts recognized for
         financial reporting purposes .........................             (42,506)               --             --
                                                                         ----------        ----------       --------

              Total income tax expense ........................          $1,004,917        $1,774,000       $985,000
                                                                         ==========        ==========       ========


         Income tax expense from operations for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

                                                                          1998                1997               1996
                                                                          ----                ----               ----
     Current:
         Federal ..............................................       $  219,868          $1,188,000            $593,000
         State ................................................          302,555             253,000             143,000
     Deferred .................................................          525,000             333,000             249,000
                                                                      ----------          ----------            --------
              Income tax expense ..............................       $1,047,423          $1,774,000            $985,000
                                                                      ==========          ==========            ========


                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Income tax expense from operations for the years ended December 31, 1998, 1997 and 1996 differed from the amount computed by applying the U.S. Federal income tax rate of 34 percent to earnings before income taxes as a result of the following:

                                                                   1998              1997          1996
                                                                   ----              ----          ----
     Statutory Federal income tax ............................   $  614,968       $  629,000      $838,000
     State income taxes, net of Federal income tax benefit ...       71,626          188,000       132,000
     Increase (decrease) in valuation allowance ..............      (10,000)         (26,000)       49,000
     Non-deductible distribution cost and net loss on
       sale of assets ........................................      324,000          812,000            --
     Other ...................................................       46,829          171,000       (34,000)
                                                                 ----------       ----------      --------

         Income tax expense ..................................   $1,047,423       $1,774,000      $985,000
                                                                 ==========       ==========      ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                          1998           1997
                                                                          ----           ----
     Deferred tax assets:
         Allowance for uncollectible accounts ...................     $  475,000       $  354,000
         State net operating losses .............................         26,000           69,000
         Other ..................................................         32,000           36,000
                                                                      ----------       ----------
              Gross deferred tax assets .........................        533,000          459,000
         Valuation allowance ....................................        (24,000)         (34,000)
                                                                      ----------       ----------
              Net deferred tax assets ...........................        509,000          425,000

     Deferred tax liabilities:
         Property and equipment, principally due to difference in
            depreciation ........................................        197,000           95,000
         Excess of cost over net assets of purchased operations,
            principally due to differences in amortization ......      1,632,000        1,125,000
                                                                      ----------       ----------

              Gross deferred tax liabilities ....................      1,829,000        1,220,000
                                                                      ----------       ----------

              Net deferred tax liability ........................     $1,320,000       $  795,000
                                                                      ==========       ==========


         The net deferred tax liability at December 31, 1998 and 1997, is recorded as follows:


     Current deferred income tax asset ..........................     $  507,000       $  390,000
     Noncurrent deferred income tax liability ...................      1,827,000        1,185,000
                                                                      ----------       ----------

         Net deferred tax liability .............................     $1,320,000       $  795,000
                                                                      ==========       ==========

         The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

11.  RELATED PARTY TRANSACTIONS

         The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $2,378,000, $2,199,000 and $1,206,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company reimburses certain of its limited partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $9,652,000, $7,025,000 and $4,617,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Included in other operating expenses for the years ended December 31, 1997 and 1996 is $382,467 and $213,820, respectively, paid to AHC for management and financial services provided by AHC to the Company. These expenses were incurred pursuant to an agreement under which AHC was paid for the services of AHC's chief executive officer and chief financial officer as well as ongoing accounting and tax services for surgery center and corporate operations. Upon the Distribution, the Company issued to AHC's chief executive officer and chief financial officer, who also serve as directors of the Company, restricted shares of Class A Common Stock valued at approximately $350,000, in accordance with an agreement in which they are to provide advisory services to the Company through December 3, 1999. Deferred compensation associated with the restricted stock is amortized over the term of the agreement.

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

12.      COMMITMENTS AND CONTINGENCIES

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

13.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                            1998             1997               1996
                                                                            ----             ----               ----
     Cash paid during the year for:
         Interest ................................................      $ 1,573,936       $ 1,583,963       $   909,884
         Income taxes, net of refunds ............................          229,221         1,398,190           970,309

     Noncash investing and financing activities:
         Capital lease obligations incurred to acquire equipment..          798,548           333,041                --
         Conversion of preferred stock ...........................        5,267,672                --                --
         Note received for sale of a partnership interest ........        1,945,000                --                --
         Forgiveness of debt and treasury stock received in
           connection with sale of a partnership interest ........               --           808,070                --

         Effect of acquisitions:
              Assets acquired, net of cash .......................       22,810,028        15,253,504        17,181,505
              Liabilities assumed ................................       (1,409,107)         (762,797)       (2,441,749)
              Issuance of common stock ...........................         (450,689)       (1,847,376)       (2,069,962)
              Issuance of notes payable ..........................       (2,385,150)               --                --
                                                                        -----------       -----------       -----------

                  Payment for assets acquired ....................      $18,565,082       $12,643,331       $12,669,794
                                                                        ===========       ===========       ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors of the Company, set forth in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 1999, under the caption "Election of Directors," is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1999, under the caption "Stock Ownership," is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the executive officers of the Company, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1999, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1999, under the caption "Stock Ownership," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 21, 1999, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

       (1) FINANCIAL STATEMENTS: See Item 8 herein.

       (2) FINANCIAL STATEMENT SCHEDULES:
           Independent Auditors' Report .............................. S-1
           Schedule II - Valuation and Qualifying Accounts............ S-2

                  All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)     EXHIBITS


        EXHIBIT                      DESCRIPTION
        -------                      -----------
         2.1        Amended and Restated Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Registration Statement on
                    Form 10, as amended)
         2.2        Exchange Agreement (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10, as amended)
         3.1        Amended and Restated Charter of AmSurg (incorporated by
                    reference to Exhibit 3.1 to the Registration Statement on
                    Form 10, as amended)
         3.2        Amended and Restated Bylaws of AmSurg (incorporated by
                    reference to Exhibit 3.2 to the Registration Statement on
                    Form 10, as amended)
         4.1        Specimen certificate representing the Class A Common
                    Stock (incorporated by reference to Exhibit 4.1 to
                    the Registration Statement on Form 10, as amended)
         4.2        Specimen certificate representing the Class B Common
                    Stock (incorporated by reference to Exhibit 4.2 to
                    the Registration Statement on Form 10, as amended)
         4.3        Form of Shareholders' Agreement between AmSurg and
                    certain investors (incorporated by reference to
                    Exhibit 4.3 to the Registration Statement on Form 10,
                    as amended)
         4.4        Preferred Stock Purchase Agreement dated November 20,
                    1996 by and among AmSurg, Electra Investment Trust
                    P.L.C., Capitol Health Partners, L.P. and Michael E.
                    Stephens (incorporated by reference to Exhibit 4.4 to
                    the Registration Statement on Form 10, as amended)
         10.1       Form of Management and Human Resources Agreement
                    between AmSurg and AHC (incorporated by reference to
                    Exhibit 10.1 to the Registration Statement on Form
                    10, as amended)
         10.2       Registration Agreement, dated April 2, 1992, as
                    amended November 30, 1992, and November 20, 1996
                    among AmSurg and certain named investors therein
                    (incorporated by reference to Exhibit 10.2 to the
                    Registration Statement on Form 10, as amended)
         10.3     * Form of Indemnification Agreement with directors,
                    executive officers and advisors (incorporated by
                    reference to Exhibit 10.3 to the Registration
                    Statement on Form 10, as amended)
         10.4       Third Amended and Restated Loan Agreement dated as of
                    May 19, 1998 among AmSurg, SunTrust Bank, Nashville,
                    N.A., and NationsBank of Tennessee, N.A., as amended
                    on May 6, 1997 and September 2, 1997 (incorporated by
                    reference to Exhibit 10.4 of the Registration
                    Statement on Form S-1, as amended)
         10.5       Sublease dated June 9, 1996 between AHC and AmSurg
                    (incorporated by reference to Exhibit 10.5 to the
                    Registration Statement on Form 10, as amended)
         10.6     * 1992 Stock Option Plan (incorporated by reference to
                    Exhibit 10.7 to the Registration Statement on Form 10, as
                    amended)
         10.7     * 1997 Stock Incentive Plan (incorporated by reference to
                    Exhibit 10.8 to the Registration Statement on Form 10, as
                    amended)
         10.8     * Form of Employment Agreement with executive officers
                    (incorporated by reference to Exhibit 10.9 to the
                    Registration Statement on Form 10, as amended)
         10.9     * Form of Advisory Agreement with Thomas G. Cigarran and
                    Henry D. Herr (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10, as amended)
         10.10    * Agreement dated April 11, 1997 between AmSurg and Rodney
                    H. Lunn (incorporated by reference to Exhibit 10.11 to the
                    Registration Statement on Form 10, as amended)
         10.11    * Agreement dated April 11, 1997 between AmSurg and David L.
                    Manning (incorporated by reference to Exhibit 10.12 to the
                    Registration Statement on Form 10, as amended)
         10.12    * Medical Director Agreement dated as of January 1, 1998,
                    between the Company and Bergein F. Overholt, M.D.
                    (incorporated by reference to Exhibit 10 of the Quarterly
                    Report on Form 10-Q, dated November 17, 1998)
         21         Subsidiaries of AmSurg
         23         Consent of Independent Auditors
         27         Financial Data Schedule

         ----------------

         *   Management contract or compensatory plan, contract or arrangement

(b)   Reports on Form 8-K

             The Company filed a report on Form 8-K dated November 2, 1998 during the quarter ended December 31, 1998 to report the acquisition of an undivided 60% interest in the assets of Gastrointestinal Diagnostic Center, LLC.

             The Company filed a report on Form 8-K dated November 13, 1998 during the quarter ended December 31, 1998 to report the acquisition of an undivided 60% interest in the assets of Endoscopy Center of Naples, Inc.

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

                                     AMSURG CORP.



           March 26, 1999            By: /s/  Ken P. McDonald
                                        ---------------------------------------
                                         Ken P. McDonald
                                         (President and Chief Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



             SIGNATURE                             TITLE                        DATE
             ---------                             -----                        ----
     /s/ Thomas G. Cigarran               Chairman of the Board             March 26, 1999
--------------------------------------
           Thomas G. Cigarran


     /s/ James A. Deal                    Director                          March 26, 1999
--------------------------------------
           James A. Deal


     /s/ Steven I. Geringer               Director                          March 26, 1999
--------------------------------------
           Steven I. Geringer


     /s/ Debora A. Guthrie                Director                          March 26, 1999
--------------------------------------
           Debora A. Guthrie


     /s/ Henry D. Herr                    Director                          March 26, 1999
--------------------------------------
           Henry D. Herr


     /s/ Bergein F. Overholt, M.D.        Director                          March 26, 1999
--------------------------------------
           Bergein F. Overholt, M.D.


     /s/ Ken P. McDonald                  President, Chief Executive        March 26, 1999
--------------------------------------    Officer and Director
           Ken P. McDonald               (Principal Executive Officer)


     /s/ Claire M. Gulmi                 Senior Vice President, Chief       March 26, 1999
--------------------------------------   Financial Officer and Secretary
           Claire M. Gulmi               (Principal Financial and
                                         Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the consolidated financial statements of AmSurg Corp. (the "Company") as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, and have issued our report thereon dated February 15, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Nashville, Tennessee
February 15, 1999

                                  AMSURG CORP.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                               BALANCE AT      CHARGED TO   CHARGED TO                  BALANCE AT
                                               BEGINNING       COST AND      OTHER                        END OF
                                               OF PERIOD       EXPENSES    ACCOUNTS (1)  DEDUCTIONS (2)   PERIOD
                                               ---------       --------    ------------  --------------   ------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS INCLUDED
   UNDER THE BALANCE SHEET CAPTION "ACCOUNTS
   RECEIVABLE":

     Year ended December 31, 1998........     $1,436,468     $2,862,112     $167,885      $2,528,700     $1,937,765
                                              ==========     ==========     ========      ==========     ==========
     Year ended December 31, 1997........     $1,272,651     $1,534,992     $673,758      $2,044,933     $1,436,468
                                              ==========     ==========     ========      ==========     ==========
     Year ended December 31, 1996........     $  455,628     $1,227,315     $366,636      $  776,928     $1,272,651
                                              ==========     ==========     ========      ==========     ==========


-------------------

(1) Valuation of allowance for uncollectible accounts at the acquisition of AmSurg physician practice-based ambulatory surgery centers and physician practices, net of dispositions. Between 51% and 70% was charged to excess of cost over net assets of purchased companies. See note 3 of Notes to the Consolidated Financial Statements.

(2)  Charge-off against allowance.