Form 10-Q
period 1999-03-31
AMSURG CORP
filed 1999-05-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

           As of May 14, 1999, there were outstanding 9,567,048 shares of the Registrant's Class A Common Stock, no par value and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             1999             1998
                                                                                         ------------     ------------
                                 ASSETS
Current assets:
     Cash and cash equivalents ......................................................    $  5,310,512     $  6,069,767
     Accounts receivable, net of allowance of $2,079,208 and $1,937,765, respectively      13,762,332       12,122,277
     Supplies inventory .............................................................       1,248,716        1,250,487
     Deferred income taxes ..........................................................         507,000          507,000
     Prepaid and other current assets ...............................................         943,785          951,638
                                                                                         ------------     ------------
              Total current assets ..................................................      21,772,345       20,901,169

Long-term receivables and deposits ..................................................       1,945,468        2,045,474
Property and equipment, net .........................................................      23,723,894       23,139,495
Intangible assets, net ..............................................................      51,422,364       52,334,975
                                                                                         ------------     ------------
              Total assets ..........................................................    $ 98,864,071     $ 98,421,113
                                                                                         ============     ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ..............................................    $  1,476,944     $  1,378,270
     Notes payable ..................................................................              --        2,385,150
     Accounts payable ...............................................................       1,451,830        1,195,305
     Accrued salaries and benefits ..................................................       1,361,122        1,724,419
     Other accrued liabilities ......................................................       1,051,918          887,985
     Current income taxes payable ...................................................       1,194,987          376,092
                                                                                         ------------     ------------
              Total current liabilities .............................................       6,536,801        7,947,221

Long-term debt ......................................................................      11,895,572       12,483,458
Deferred income taxes ...............................................................       1,827,000        1,827,000
Minority interest ...................................................................      12,742,729       11,794,389

Shareholders' equity:
     Common stock:
         Class A, no par value, 20,000,000 shares authorized 9,539,049 and
           9,533,486 shares outstanding, respectively ...............................      48,136,158       48,115,915
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding .......................................................      13,528,981       13,528,981
     Retained earnings ..............................................................       4,299,302        2,860,796
     Deferred compensation on restricted stock ......................................        (102,472)        (136,647)
                                                                                         ------------     ------------
              Total shareholders' equity ............................................      65,861,969       64,369,045
                                                                                         ------------     ------------
              Total liabilities and shareholders' equity ............................    $ 98,864,071     $ 98,421,113
                                                                                         ============     ============

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       ----------------------------
                                                                                           1999             1998
                                                                                       ------------     -----------
Revenues ..........................................................................    $ 23,393,973     $17,828,648

Operating expenses:
     Salaries and benefits ........................................................       6,529,306       5,367,341
     Other operating expenses .....................................................       8,182,182       6,383,712
     Depreciation and amortization ................................................       1,696,366       1,568,407
     Net loss on sale of assets ...................................................              --          42,914
                                                                                       ------------     -----------

         Total operating expenses .................................................      16,407,854      13,362,374
                                                                                       ------------     -----------

         Operating income .........................................................       6,986,119       4,466,274

Minority interest .................................................................       4,208,507       2,807,075
Other expenses:
     Interest expense, net of interest income .....................................         233,266         492,825
                                                                                       ------------     -----------

         Earnings before income taxes and cumulative effect of an accounting change       2,544,346       1,166,374

Income tax expense ................................................................         979,573         466,550
                                                                                       ------------     -----------

         Net earnings before cumulative effect of an accounting change ............       1,564,773         699,824

Cumulative effect of the change in the method in which start-up costs are recorded         (126,267)             --
                                                                                       ------------     -----------

         Net earnings .............................................................    $  1,438,506     $   699,824
                                                                                       ============     ===========

Basic earnings per common share:
     Net earnings before cumulative effect of an accounting change ................    $       0.11     $      0.07
     Net earnings .................................................................    $       0.10     $      0.07

Diluted earnings per common share:
     Net earnings before cumulative effect of an accounting change ................    $       0.11     $      0.07
     Net earnings .................................................................    $       0.10     $      0.07

Weighted average number of shares and share equivalents outstanding:
     Basic ........................................................................      14,322,710       9,673,447
     Diluted ......................................................................      14,719,069      10,347,306











See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                1999           1998
                                                                                            -----------     -----------
Cash flows from operating activities:
     Net earnings ......................................................................    $ 1,438,506     $   699,824
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest .............................................................      4,208,507       2,807,075
         Distributions to minority partners ............................................     (3,409,862)     (2,825,098)
         Depreciation and amortization .................................................      1,696,366       1,568,407
         Amortization of deferred compensation on restricted stock .....................         34,175          34,175
         Net loss on sale of assets ....................................................             --          42,914
         Cumulative effect of an accounting change .....................................        126,267              --
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................     (1,557,055)     (1,594,191)
              Supplies inventory .......................................................          1,771         (24,403)
              Prepaid and other current assets .........................................          7,853          59,812
              Other assets .............................................................             --         (58,096)
              Accounts payable .........................................................        256,525         370,395
              Accrued expenses and other liabilities ...................................        703,709          47,539
              Other, net ...............................................................         11,838         (43,737)
                                                                                            -----------     -----------
              Net cash flows provided by operating activities ..........................      3,518,600       1,084,616

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................        (86,610)     (4,562,773)
     Acquisition of property and equipment .............................................     (1,161,079)     (2,420,369)
     Proceeds from sale of assets ......................................................             --         641,078
     Decrease in long-term receivables .................................................         68,364          14,557
                                                                                            -----------     -----------
              Net cash flows used by investing activities ..............................     (1,179,325)     (6,327,507)

Cash flows from financing activities:
     Repayment of notes payable ........................................................     (2,385,150)             --
     Proceeds from long-term borrowings ................................................        582,939       5,172,850
     Repayment on long-term borrowings .................................................     (1,614,833)       (385,640)
     Net proceeds from issuance of common stock ........................................         20,243          18,481
     Proceeds from capital contributions by minority partners ..........................        298,271         804,431
     Financing cost incurred ...........................................................             --          (1,971)
                                                                                            -----------     -----------
              Net cash flows provided (used) by financing activities ...................     (3,098,530)      5,608,151
                                                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents ...................................       (759,255)        365,260
Cash and cash equivalents, beginning of period .........................................      6,069,767       3,406,787
                                                                                            -----------     -----------
Cash and cash equivalents, end of period ...............................................    $ 5,310,512     $ 3,772,047
                                                                                            ===========     ===========





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


(1)  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of AmSurg Corp. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

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

         The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

(2) CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

         Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999, the Company adopted Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, the Company expensed $126,267, net of minority interest and income taxes, as a cumulative effect of an accounting change.

(3) SUBSEQUENT ACQUISITION

          Subsequent to March 31, 1999, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practiced-based surgery center for approximately $1,300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements, which have been included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, involve risks and uncertainties. The Company's actual operations and results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration ("HCFA") which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; and risks relating to the Company's technological systems, including becoming Year 2000 compliant. As to the potential asset purchase from Physicians Resource Group, Inc. ("PRG"), factors include, but are not limited to the companies' respective ability to meet all the conditions to the execution of a definitive agreement and the consummation of the transactions contemplated thereunder; the Company's ability to enter into partnership or operating agreements with the physician owners of the surgery centers; and the Company's ability to effectively integrate the operations of the PRG surgery centers into its operations.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practices. As of March 31, 1999, the Company owned a majority interest (51% or greater) in 52 surgery centers and had established seven start-up specialty physician networks, of which it was the majority owner (51%) of six of them.

         The following table presents the changes in the number of surgery centers in operation and centers under development during the three months ended March 31, 1999 and 1998. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          1999          1998
                                                          ----          ----
      Centers in operation, beginning of period ......      52            39
      New center acquisitions placed in operation ....      --             2
      New development centers placed in operation ....      --             2
      Centers sold ...................................      --            (1)
                                                          ----          ----
      Centers in operation, end of period ............      52            42
                                                          ====          ====
      Centers under development, end of period .......       8             8
                                                          ====          ====

         Thirty-nine of the surgery centers in operation as of March 31, 1999, perform gastrointestinal endoscopy procedures, eleven centers perform ophthalmology surgery procedures, one center performs orthopaedic procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which, with the exception of one, the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. It is not expected that the specialty physician networks alone will be a significant source of income for the Company. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of March 31, 1999, three networks had secured managed care contracts and were operational.

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

         In April 1999, the Company signed a letter of intent with PRG for the purchase by the Company of a portion of PRG's ownership interests in up to approximately 40 of its practice-based ophthalmology surgery centers. Consummation of the transaction is subject to, among other things, the execution of a definitive purchase agreement; the completion of due diligence by the Company; the sale by PRG of physician practice assets and interests and, in some instances, interests in surgery centers to its affiliated practices and a concurrent termination of management services agreements and execution of mutual releases between PRG and such practices; the completion of agreements between the Company and the physician practices for a joint ownership interest in each of the surgery centers; and approval of PRG's shareholders.

         While the Company generally owns 51% to 70% of the entities that own the surgery centers, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net earnings or loss of the surgery center entities.

SOURCES OF REVENUES

         The Company's principal source of revenues is a facility fee charged for surgical procedures performed in its surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly to third-party payers by such physicians. Historically, the Company's other significant source of revenues had been the fees for physician services performed by two physician group practices in which the Company owned a majority interest. However, as a result of the disposition of these practices occurring in 1998, the Company no longer earns such revenue.

         Practice-based ambulatory surgery centers and physician practices such as those in which the Company owns or has owned a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 44% and 40% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the three months ended March 31, 1999 and 1998, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         The Company's sources of revenues as a percentage of total revenues for the three months ended March 31, 1999 and 1998 are as follows:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                             1999        1998
                                             ----        ----
      Surgery centers ...................     99%         87%
      Physician practices ...............     --          12
      Other .............................      1           1
                                             ---         ---
          Total .........................    100%        100%
                                             ===         ===

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the three months ended March 31, 1999 and 1998:

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                               1999      1998
                                                                                              -----      -----
      Revenues .........................................................................      100.0%     100.0%

      Operating expenses:
          Salaries and benefits ........................................................       27.9       30.1
          Other operating expenses .....................................................       35.0       35.8
          Depreciation and amortization ................................................        7.2        8.8
          Net loss on sale of assets ...................................................       --          0.2
                                                                                              -----      -----

               Total operating expenses ................................................       70.1       74.9
                                                                                              -----      -----

               Operating income ........................................................       29.9       25.1

      Minority interest ................................................................       18.0       15.8
      Other expenses:
          Interest expense, net of interest income .....................................        1.0        2.8
                                                                                              -----      -----

               Earnings before income taxes and cumulative effect of an accounting
                   change ..............................................................       10.9        6.5

      Income tax expense ...............................................................        4.2        2.6
                                                                                              -----      -----

               Net earnings before cumulative effect of an  accounting change ..........        6.7        3.9
      Cumulative effect of the change in the method in which start-up costs are recorded       (0.6)      --
                                                                                              -----      -----

               Net earnings ............................................................        6.1%       3.9%
                                                                                              =====      =====

         Revenues were $23.4 million in the three months ended March 31, 1999, an increase of $5.6 million, or 31.2%, over revenues in the comparable period. The increase is primarily attributable to additional centers in operation during the three months ended March 31, 1999. Same-center revenues in the three months ended March 31, 1999, increased by 11%. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 1999 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $6.5 million in the three months ended March 31, 1999, an increase of $1.2 million, or 22%, over salaries and benefits expense in the comparable 1998 period. This increase resulted primarily from additional centers in operation, offset by the absence of physician salaries of a practice disposed of in June 1998. The absence of physician salaries in 1999 also caused salaries and benefits expense as a percentage of revenue to decrease in the 1999 period.

         Other operating expenses were $8.2 million in the three months ended March 31, 1999, an increase of $1.8 million, or 28%, over other operating expenses in the comparable 1998 period. This increase resulted primarily from additional centers in operation. This increase was offset by the absence of physician practice expenses of the practices disposed of in 1998.

         The Company anticipates further increases in operating expenses in 1999, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens.

         Depreciation and amortization expense increased $128,000, or 8%, in the three months ended March 31, 1999, over the comparable 1998 period, primarily due to 10 additional surgery centers in operation in the 1999 period compared to the 1998 period. This increase was offset by a reduction in the amortization of excess of cost over net assets of purchased operations and deferred pre-opening cost in the aggregate of approximately $237,000 due to physician practices sold in 1998 and the adoption of Statement of Position ("SOP") No. 98-5 "Reporting on Cost of Start-Up Activities," as further discussed below.

         The Company incurred a net loss on sale of assets of $43,000 during the three months ended March 31, 1998, related to the sale of a surgery center to an unaffiliated third party.

         The minority interest in earnings in the three months ended March 31, 1999 increased by $1.4 million, or 50%, over the comparable 1998 period primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Minority interest as a percentage of revenues increased in the three months ended March 31, 1999 over the comparable 1998 period primarily as a result of the absence of physician practice revenues of the practices disposed of in 1998 which are not as marginally profitable to the Company's respective minority partners as are the Company's existing surgery centers.

         Interest expense decreased $260,000, or 53%, in the three months ended March 31, 1999 from the comparable 1998 period. The reduction in the three month period was the result of the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels. The reduction in interest expense was partially offset by an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The Company recognized income tax expense of $980,000 in the three months ended March 31, 1999, compared to $467,000 in the comparable 1998 period. The Company's effective tax rate in the three months ended March 31, 1999 and 1998 was 38.5% and 40%, respectively, of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

         Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999, the Company adopted SOP No. 98-5, which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, the Company expensed $126,000, net of minority interest and income taxes, as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had working capital of $15.2 million compared to $11.2 million at the comparable 1998 period. Operating activities for the three months ended March 31, 1999, generated $3.5 million in cash flows compared to $1.1 million in the comparable 1998 period. Cash and cash equivalents at March 31, 1999 and 1998 were $5.3 million and $3.8 million, respectively.

         During the three months ended March 31, 1999, the Company used approximately $87,000 to satisfy liabilities related to direct acquisition costs associated with the acquisitions of interests in practice-based ambulatory surgery centers completed in prior periods. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $1.2 million in the three months ended March 31, 1999, of which approximately $298,000 was funded from the capital contributions of the Company's minority partners. The Company used its existing cash and cash flows from operations to fund its development obligations.

         The Company also used approximately $3.4 million, net of new borrowings, from its existing cash and cash flows from operations to repay notes payable and borrowings on long-term debt.

         At March 31, 1999, borrowings under the Company's revolving credit facility were $8.0 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The loan agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at March 31, 1999.

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock for net proceeds of $27.6 million. The net proceeds were used to repay borrowings under the Company's revolving credit facility and other long-term debt.

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

         Because the Company generally has no internally designed software systems or hardware components nor does the Company market or support any software or hardware products, the Company has focused its efforts on ensuring that its systems are Year 2000 compliant by implementing a plan designed to evaluate all critical systems purchased from third parties at each of its operating surgery centers and its corporate offices. In order to address these risks, the Company has designed and implemented a Year 2000 assessment and remediation plan for each of its surgery centers which includes the following steps:

    (1) identifying all potential Year 2000 hardware and software components, including but not limited to medical equipment, office machinery, financial software, building operating support equipment and general service equipment and components;

    (2) contracting with a third party consultant to measure medical equipment products against their Year 2000 compliance database;

    (3) obtaining verification from third parties stating that their products are Year 2000 compliant and, if not, the third parties' ability to make the appropriate modifications;

    (4) replacing or upgrading equipment and systems which are found not to be Year 2000 compliant; and

    (5) contacting all significant suppliers and third party payers to determine if they are Year 2000 compliant and if they will be able to continue to provide products, services or reimbursement in 2000.

         This assessment and remediation plan was initiated in the third quarter of 1998 and is expected to continue throughout 1999. All of the Company's surgery centers have completed steps 1 through 3, and critical medical systems in approximately 33% of the Company's surgery centers were found to be noncompliant. Based on the findings of the assessment plan, the Company has developed a list of critical and noncritical Year 2000 noncompliant equipment and systems for all of its surgery centers and has begun negotiating and communicating with various key vendors in order to begin the procurement and replacement process. In addition, approximately 20% of the billing systems used by its surgery centers will need to be upgraded in order to become Year 2000 compliant. For all noncompliant billing systems identified, remediation plans are in progress which will be completed at various stages throughout the remainder of 1999.

         All significant systems and equipment residing at the Company's corporate offices have been identified and the testing of all systems is expected to be completed by the end of the second quarter of 1999. To date, the Company has identified no significant Year 2000 compliance issues at its corporate offices.

         Although a complete cost assessment will not be determinable until all operating locations have been fully assessed and final bids and quotes from vendors have been received, the Company currently estimates that the Company and the surgery centers in the aggregate may incur total capitalizable and non-capitalizable costs ranging from $400,000 to $500,000 in 1999 to ensure that all centers and the corporate offices are Year 2000 compliant, which it expects to fund primarily through its cash flows from operations. Such amounts are currently within the Company's preestablished budget for Year 2000 compliance. However, until the assessment and remediation processes are completed, the Company is unable to estimate with certainty the total costs to make the Company Year 2000 compliant. The Company has thus far been able to implement its Year 2000 assessment and remediation plan primarily with internal resources as a normal part of operating activities and has incurred to date less than $100,000 of internal and external costs associated with Year 2000 compliance. All costs to evaluate and make modifications have been and will be expensed as incurred, will generally be shared by the Company's physician partners in proportion to their ownership interest in the surgery centers and are not expected to have a significant impact on the Company's financial position or ongoing results of operations.

         The Company is reliant upon a number of third parties which provide products or services to the Company's corporate offices and surgery centers. The Company's surgery centers have inquired as to the Year 2000 readiness of all significant third party suppliers of products and services and based on those responses, the Company estimates that on a consolidated basis the levels of compliance of third party suppliers pose no significant risks to the Company.

         To date, attempts to confirm governmental and private third party payers' ability to provide timely reimbursement in Year 2000 has been limited due to the low level of reliance the Company would be able to place on such responses or the Company's ability to influence the actions of noncompliant respondents. No payers have indicated an inability to continue remittances in the normal course of business; however, most payers, including the federal government, are in the process of evaluating and updating their internal systems and cannot yet assure us that their systems are Year 2000 compliant. An inability of such payers to provide timely reimbursement could result in significant decreases in operating cash flows, the effects of which could be material to the Company. The Company would be forced to rely on its current cash on hand and available borrowing capacity in order to satisfy working capital needs, the extent of which is not measurable at this time. The Company considers this possibility to be its most likely worst case scenario associated with Year 2000 compliance.

         The Company is currently formulating contingency plans in order to address its identified risks for its corporate office and each of its surgery centers and intends to have such plans finalized by the second quarter of 1999. Such plans will include the development of certain manual processes that can be performed in place of automated systems. Because the Company's surgery centers perform elective surgeries on an outpatient basis, each surgery center will be required on January 1, 2000 to completely retest all medical and non-medical equipment before admitting any patients, thereby minimizing any risks that patient care is hindered by equipment or software failures. Also as part of the contingency plans, the Company's surgery centers will be expected to increase medical supplies and drug inventories prior to January 1, 2000 in preparation of any potential supply shortages. These contingency plans are not expected to require any significant incremental costs to implement. Currently, the Company does not have a contingency plan for failure of its payers to provide timely reimbursement but will attempt to form such a plan for dealing with payer issues if and when such issues become more specifically known to the Company.

         In light of its assessment and remediation plan, the Company believes that overall risk associated with Year 2000 compliance is not significant to the Company and its surgery centers. However, because of uncertainties associated with Year 2000 compliance issues and because of the necessary reliance placed on third parties, there can be no assurance that the Company's assessment is correct, that its assessment and remediation plan will successfully resolve all significant Year 2000 concerns or that the Company's estimates of the financial impact are materially correct.

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

                          AMSURG CORP.


Date:  May 14, 1999       By:  /s/  Claire M. Gulmi
                               --------------------------------------
                               CLAIRE M. GULMI

                               Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)