Form 10-Q
period 1999-06-30
AMSURG CORP
filed 1999-08-13
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

                        Commission File Number 000-22217



                                  AMSURG CORP.
             (Exact Name of Registrant as Specified in its Charter)


                TENNESSEE                                   62-1493316
     (State or other jurisdiction of                     (I.R.S. employer
     incorporation or organization)                     identification no.)


           20 BURTON HILLS BOULEVARD
             NASHVILLE, TENNESSEE                               37215
   (Address of principal executive offices)                   (Zip code)


                                 (615) 665-1283
              (Registrant's Telephone Number, Including Area Code)

        ONE BURTON HILLS BOULEVARD, SUITE 350, NASHVILLE, TENNESSEE 37215
                   (Former address as reported on last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]           No  [ ]


           As of August 13, 1999, there were outstanding 9,629,645 shares of the Registrant's Class A Common Stock, no par value, and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1999            1998
                                                                                        -------------    ------------
                                 ASSETS

Current assets:
     Cash and cash equivalents ......................................................   $   3,813,553    $  6,069,767
     Accounts receivable, net of allowance of $2,238,617 and $1,937,765, respectively      14,182,219      12,122,277
     Supplies inventory .............................................................       1,522,257       1,250,487
     Deferred income taxes ..........................................................         507,000         507,000
     Prepaid and other current assets ...............................................       1,323,667         951,638
                                                                                        -------------    ------------

              Total current assets ..................................................      21,348,696      20,901,169

Long-term receivables and deposits ..................................................       2,451,149       2,045,474
Property and equipment, net .........................................................      24,388,426      23,139,495
Intangible assets, net ..............................................................      53,764,138      52,334,975
                                                                                        -------------    ------------

              Total assets ..........................................................   $ 101,952,409    $ 98,421,113
                                                                                        =============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ..............................................   $   1,641,603    $  1,378,270
     Notes payable ..................................................................              --       2,385,150
     Accounts payable ...............................................................       1,238,007       1,195,305
     Accrued salaries and benefits ..................................................       1,812,338       1,724,419
     Other accrued liabilities ......................................................       1,039,355         887,985
     Current income taxes payable ...................................................         768,639         376,092
                                                                                        -------------    ------------

              Total current liabilities .............................................       6,499,942       7,947,221

Long-term debt ......................................................................      11,693,684      12,483,458
Deferred income taxes ...............................................................       1,827,000       1,827,000
Minority interest ...................................................................      13,916,936      11,794,389

Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 9,616,413 and
           9,533,486 shares outstanding, respectively ...............................      48,521,022      48,115,915
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding .......................................................      13,528,981      13,528,981
     Retained earnings ..............................................................       6,033,141       2,860,796
     Deferred compensation on restricted stock ......................................         (68,297)       (136,647)
                                                                                        -------------    ------------

              Total shareholders' equity ............................................      68,014,847      64,369,045
                                                                                        -------------    ------------

              Total liabilities and shareholders' equity ............................   $ 101,952,409    $ 98,421,113
                                                                                        =============    ============

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                 ----------------------------    ----------------------------
                                                     1999            1998           1999             1998
                                                 ------------    ------------    ------------    ------------
Revenues .....................................   $ 24,677,526    $ 20,119,947    $ 48,071,499    $ 37,948,595

Operating expenses:
     Salaries and benefits ...................      6,800,395       5,904,896      13,329,701      11,272,237
     Other operating expenses ................      8,228,924       7,202,698      16,411,106      13,586,410
     Depreciation and amortization ...........      1,717,361       1,682,702       3,413,727       3,251,109
     Net (gain) loss on sale of assets .......        (32,804)      5,420,595         (32,804)      5,463,509
                                                 ------------    ------------    ------------    ------------

         Total operating expenses ............     16,713,876      20,210,891      33,121,730      33,573,265
                                                 ------------    ------------    ------------    ------------

         Operating income (loss) .............      7,963,650         (90,944)     14,949,769       4,375,330

Minority interest ............................      4,942,761       3,155,660       9,151,268       5,962,735
Other expenses:
     Interest expense, net of interest income         201,638         630,096         434,904       1,122,921
                                                 ------------    ------------    ------------    ------------

         Earnings (loss) before income taxes
           and cumulative effect of an
           accounting change .................      2,819,251      (3,876,700)      5,363,597      (2,710,326)

Income tax expense (benefit) .................      1,085,412      (1,226,749)      2,064,985        (760,199)
                                                 ------------    ------------    ------------    ------------

         Net earnings (loss) before cumulative
           effect of an accounting change ....      1,733,839      (2,649,951)      3,298,612      (1,950,127)

Cumulative effect of the change in the method
     in which pre-opening costs are recorded .             --              --        (126,267)             --
                                                 ------------    ------------    ------------    ------------

         Net earnings (loss) .................   $  1,733,839    $ (2,649,951)   $  3,172,345    $ (1,950,127)
                                                 ============    ============    ============    ============

Basic earnings (loss) per common share:
     Net earnings (loss) before cumulative
       effect of an accounting change ........   $       0.12    $      (0.25)   $       0.23    $      (0.19)
     Net earnings (loss) .....................   $       0.12    $      (0.25)   $       0.22    $      (0.19)

Diluted earnings (loss) per common share:
     Net earnings (loss) before cumulative
       effect of an accounting change ........   $       0.12    $      (0.25)   $       0.22    $      (0.19)
     Net earnings (loss) .....................   $       0.12    $      (0.25)   $       0.22    $      (0.19)

Weighted average number of shares and share
     equivalents outstanding:
     Basic ...................................     14,358,926      10,622,889      14,340,818      10,148,168
     Diluted .................................     14,700,177      10,622,889      14,709,623      10,148,168




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                           ---------------------------
                                                                                              1999            1998
                                                                                           -----------    ------------
Cash flows from operating activities:
     Net earnings (loss) ...............................................................   $ 3,172,345    $ (1,950,127)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Minority interest .............................................................     9,151,268       5,962,735
         Distributions to minority partners ............................................    (7,906,295)     (5,630,049)
         Depreciation and amortization .................................................     3,413,727       3,251,109
         Deferred income taxes .........................................................            --        (346,561)
         Amortization of deferred compensation on restricted stock .....................        68,350          68,350
         Net (gain) loss on sale of assets .............................................       (32,804)      5,463,509
         Cumulative effect of an accounting change .....................................       126,267              --
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................    (1,592,715)     (2,799,258)
              Supplies inventory .......................................................      (226,770)        (73,995)
              Prepaid and other current assets .........................................      (310,639)       (313,412)
              Other assets .............................................................        57,139        (185,177)
              Accounts payable .........................................................        42,702        (263,546)
              Accrued expenses and other liabilities ...................................       716,014        (565,960)
              Other, net ...............................................................       (16,050)         (5,390)
                                                                                           -----------    ------------

              Net cash flows provided by operating activities ..........................     6,662,539       2,612,228

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................    (3,604,326)     (9,976,822)
     Acquisition of property and equipment .............................................    (1,718,739)     (4,084,350)
     Proceeds from sale of assets ......................................................        26,200         652,000
     Decrease (increase) in long-term receivables ......................................      (192,016)        113,452
                                                                                           -----------    ------------

              Net cash flows used by investing activities ..............................    (5,488,881)    (13,295,720)

Cash flows from financing activities:
     Repayment of notes payable ........................................................    (2,385,150)             --
     Proceeds from long-term borrowings ................................................     5,932,939      11,193,850
     Repayment on long-term borrowings .................................................    (7,540,190)    (28,777,317)
     Net proceeds from issuance of common stock ........................................       107,458      27,601,480
     Proceeds from capital contributions by minority partners ..........................       455,071       1,016,380
     Financing cost incurred ...........................................................            --         (51,390)
                                                                                           -----------    ------------

              Net cash flows provided (used) by financing activities ...................    (3,429,872)     10,983,003
                                                                                           -----------    ------------

Net increase (decrease) in cash and cash equivalents ...................................    (2,256,214)        299,511
Cash and cash equivalents, beginning of period .........................................     6,069,767       3,406,787
                                                                                           -----------    ------------

Cash and cash equivalents, end of period ...............................................   $ 3,813,553    $  3,706,298
                                                                                           ===========    ============




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

(3)  ACQUISITIONS

         In the six months ended June 30, 1999, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in two physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was approximately $3,600,000, consisting primarily of cash and Class A Common Stock valued at approximately $240,000, of which the Company assigned approximately $3,190,000 to excess cost over net assets of purchased operations.

         Subsequent to June 30, 1999, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $1,700,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements, which have been included in reliance on the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, involve risks and uncertainties. The Company's actual operations and results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration ("HCFA") which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; and risks relating to the Company's technological systems, including becoming Year 2000 compliant. As to the potential asset purchase from Physicians Resource Group, Inc. ("PRG"), factors include, but are not limited to, the companies' respective ability to meet all the conditions to the execution of a definitive agreement and the consummation of the transactions contemplated thereunder; the Company's ability to enter into partnership or operating agreements with the physician owners of the surgery centers; the Company's ability to effectively integrate the operations of the PRG surgery centers into its operations; and the Company's ability to operate the PRG surgery centers profitably.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practices. As of June 30, 1999, the Company owned a majority interest (51% or greater) in 54 surgery centers and had established seven specialty physician networks, of which it was the majority owner (51%) of six of such networks.

         The following table presents the components of changes in the number of surgery centers in operation and centers under development during the three and six months ended June 30, 1999 and 1998. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                          JUNE 30,
                                                      ------------------                ----------------
                                                      1999          1998                1999        1998
                                                      ----          ----                ----        ----
     Centers in operation, beginning of period ....     52            42                  52          39
     New center acquisitions placed in operation ..      2             1                   2           3
     New development centers placed in operation ..      -             3                   -           5
     Centers sold .................................      -             -                   -          (1)
                                                      ----          ----                ----        ----

     Centers in operation, end of period...........     54            46                  54          46
                                                      ====          ====                ====        ====

     Centers under development, end of period .....      5             5                   5           5
                                                      ====          ====                ====        ====

         Of the surgery centers in operation as of June 30, 1999, 40 perform gastrointestinal endoscopy procedures, 11 perform ophthalmology surgery procedures, one performs orthopaedic procedures, one performs otolaryngology procedures and one performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which, with the exception of one, the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network enters into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of June 30, 1999, three networks had secured managed care contracts and were operational.

         The Company intends to expand through the development and acquisition of additional practice-based surgery centers in targeted surgical specialties. In addition, the Company believes that its surgery centers, combined with its relationships with specialty physician practices in the surgery centers' markets, will provide the Company with other opportunities for growth through specialty network development. By using its surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that it will strengthen its market position in contracting with managed care organizations.

         On March 31, 1999, the Company signed a letter of intent with PRG for the purchase by the Company of a portion of PRG's ownership interests in up to approximately 40 of its practice-based ophthalmology surgery centers. Consummation of the transaction is subject to, among other things, the execution of a definitive purchase agreement; the completion of due diligence by the Company; the sale by PRG of physician practice assets and interests and, in some instances, interests in surgery centers to its affiliated practices and a concurrent termination of management services agreements and execution of mutual releases between PRG and such practices; the completion of agreements between the Company and the physician practices for a joint ownership interest in each of the surgery centers; and approval of PRG's shareholders. Due diligence has been completed for the majority of the centers and AmSurg and PRG are working towards finalizing the definitive purchase agreement.

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

         Practice-based ambulatory surgery centers and physician practices, such as those in which the Company owns or has owned a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 44% and 40% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the six months ended June 30, 1999 and 1998, respectively. The Medicare program pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         Surgery centers provided 100% of the Company's revenues in the 1999 periods while surgery centers and physician practices provided 90% and 10%, respectively, of the Company's revenues in the 1998 periods.

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the three and six months ended June 30, 1999 and 1998:

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                         ------------------      -----------------
                                                          1999        1998        1999       1998
                                                         ------      ------      ------      -----
      Revenues ...................................       100.0%      100.0%      100.0%      100.0%

      Operating expenses:
          Salaries and benefits ..................        27.6        29.3        27.7        29.7
          Other operating expenses ...............        33.3        35.8        34.1        35.8
          Depreciation and amortization ..........         7.0         8.4         7.1         8.6
          Net (gain) loss on sale of assets ......        (0.1)       27.0          --        14.4
                                                         -----       -----       -----       -----

               Total operating expenses ..........        67.8       100.5        68.9        88.5
                                                         -----       -----       -----       -----

               Operating income (loss) ...........        32.2        (0.5)       31.1        11.5

      Minority interest ..........................        20.0        15.7        19.0        15.7
      Other expenses:
          Interest expense, net of interest income         0.8         3.1         0.9         2.9
                                                         -----       -----       -----       -----

               Earnings (loss) before income
                   taxes and cumulative effect
                   of an accounting change .......        11.4       (19.3)       11.2        (7.1)

      Income tax expense (benefit) ...............         4.4        (6.1)        4.3        (2.0)
                                                         -----       -----       -----       -----

               Net earnings (loss) before
                   cumulative effect of an
                   accounting change .............         7.0       (13.2)        6.9        (5.1)
      Cumulative effect of the change in the
          method in which pre-opening costs
          are recorded ...........................          --          --        (0.3)         --
                                                         -----       -----       -----       -----

               Net earnings (loss) ...............         7.0%      (13.2)%       6.6%       (5.1)%
                                                         =====       =====       =====       =====

         Revenues were $24.7 million and $48.1 million in the three and six months ended June 30, 1999, respectively, an increase of $4.6 million and $10.1 million, or 23% and 27%, respectively, over revenues in the comparable 1998 periods. The increase is primarily attributable to additional centers in operation during 1999. Same-center revenues in the three and six months ended June 30, 1999, increased by 14% and 13%, respectively. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 1999 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $6.8 million and $13.3 million in the three and six months ended June 30, 1999, respectively, an increase of $895,000 and $2.1 million, or 15% and 18%, respectively, over salaries and benefits expense in the comparable 1998 periods. This increase resulted primarily from additional centers in operation, offset by the absence of physician salaries of a practice disposed of in June 1998. The absence of physician salaries in 1999 also caused salaries and benefits expense as a percentage of revenue to decrease in the 1999 periods.

         Other operating expenses were $8.2 million and $16.4 million in the three and six months ended June 30, 1999, respectively, an increase of $1.0 million and $2.8 million, or 14% and 21%, respectively, over other operating expenses in the comparable 1998 periods. This increase resulted primarily from additional centers in operation. This increase was offset by the absence of physician practice expenses of the practices disposed of in 1998, which also served to reduce operating expenses as a percentage of revenues.

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

         Depreciation and amortization expense increased $35,000 and $163,000, or 2% and 5%, in the three and six months ended June 30, 1999, respectively, over the comparable 1998 periods, primarily due to eight additional surgery centers in operation in the 1999 periods compared to the 1998 periods. This increase was offset by a reduction in the amortization of excess of cost over net assets of purchased operations and deferred pre-opening cost in the aggregate of approximately $276,000 and $528,000 in the three and six months ended June 30, 1999, respectively, due to physician practices sold in 1998 and the adoption in 1999 of Statement of Position ("SOP") No. 98-5 "Reporting on Cost of Start-Up Activities," as further discussed below.

         The Company realized a net gain on sale of assets of $33,000 during the three and six months ended June 30, 1999 primarily related to the disposal of certain equipment. The Company incurred a net loss on sale of assets of $5.4 million and $5.5 million during the three and six months ended June 30, 1998, respectively, primarily due to the disposal of the Company's interests in two physician practices.

         The minority interest in earnings in the three and six months ended June 30, 1999 increased by $1.8 million and $3.2 million, or 57% and 53%, respectively, over the comparable 1998 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Minority interest as a percentage of revenues increased in the three and six months ended June 30, 1999 over the comparable 1998 periods primarily as a result of the absence of physician practice revenues of the practices disposed of in 1998 which are not as marginally profitable to the Company's respective minority partners as are the Company's existing surgery centers, as well as increased same-center profitability as a result of same-center revenue growth.

         Interest expense decreased $428,000 and $688,000, or 68% and 61%, in the three and six months ended June 30, 1999, respectively, from the comparable 1998 periods. The reduction was the result of the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels.

         The Company recognized income tax expense of $1.1 million and $2.1 million in the three and six months ended June 30, 1999, respectively, compared to a tax benefit of $1.2 million and $760,000 in the comparable 1998 periods, respectively. The tax benefit in the 1998 periods resulted from the $5.4 million loss on sale of assets incurred in the three months ended June 30, 1998. Excluding the impact of the disposal transactions in 1998, the Company's effective tax rate in the 1999 and 1998 periods was 38.5% and 40.0%, respectively, of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had working capital of $14.8 million compared to $14.5 million at June 30, 1998. Operating activities for the six months ended June 30, 1999, generated $6.7 million in cash flows compared to $2.6 million in the comparable 1998 period. Cash and cash equivalents at June 30, 1999 and 1998 were $3.8 million and $3.7 million, respectively.

         During the six months ended June 30, 1999, the Company used approximately $3.6 million to acquire interests in practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $1.7 million in the six months ended June 30, 1999, of which approximately $455,000 was funded from the capital contributions of the Company's minority partners. The Company used its existing cash and cash flows from operations to fund its development obligations.

         The Company also used approximately $4.0 million, net of new borrowings, from its existing cash and cash flows from operations to repay notes payable and borrowings on long-term debt.

         At June 30, 1999, borrowings under the Company's revolving credit facility were $7.9 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The loan agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at June 30, 1999.

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock and received net proceeds of $27.6 million. The net proceeds were used to repay borrowings under the Company's revolving credit facility and other long-term debt.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule was subject to a comment period which expired on July 31, 1999, and provides for an implementation date that has been extended to a date no earlier than January 2000. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers.

         The Company believes that the proposed rule if adopted in its current form would adversely affect the Company's annual revenues by approximately 4% at that time. However, if the proposed rule were adopted in its current form, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for future acquisitions. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company. There also can be no assurance that HCFA will not modify the proposed rule, before it is enacted in final form, in a manner that would adversely impact the Company's financial condition, results of operations and business prospects.

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

         This assessment and remediation plan was initiated in the third quarter of 1998 and is expected to continue throughout 1999. All of the Company's surgery centers have completed steps 1 through 3, and critical medical systems in approximately 33% of the Company's surgery centers were found to be noncompliant. Based on the findings of the assessment plan, the Company has developed a list of critical and noncritical Year 2000 noncompliant equipment and systems for all of its surgery centers and is nearly complete with its procurement and replacement process. In addition, the Company has tested, upgraded and/or replaced a number of its billing systems used by its surgery centers, and the remaining non-compliant billing systems, which represent approximately 20% of the Company's total billing systems, are scheduled to be upgraded or replaced by November 1, 1999.

         All significant systems and equipment residing at the Company's corporate offices have been identified and the testing of all systems is nearly complete. To date, the Company has identified no significant Year 2000 compliance issues at its corporate offices.

         Although a complete cost assessment will not be determinable until final bids and quotes from vendors have been received, the Company currently estimates that the Company and the surgery centers in the aggregate may incur total capitalizable and non-capitalizable costs ranging from $400,000 to $500,000 in 1999 to ensure that all centers and the corporate offices are Year 2000 compliant, which it expects to fund primarily through its cash flows from operations. Such amounts are currently within the Company's preestablished budget for Year 2000 compliance, are primarily designated for the replacement of non-compliant medical equipment at certain centers, and to date have amounted to approximately $100,000. Negotiations are in process with prime vendors for the replacement of the equipment for the remaining replacement items. However, until the remediation processes are completed, the Company is unable to estimate with certainty the total costs to make the Company Year 2000 compliant. All costs to evaluate and make modifications have been and will be expensed as incurred, will generally be shared by the Company's physician partners in proportion to their ownership interest in the surgery centers and are not expected to have a significant impact on the Company's financial position or ongoing results of operations.

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

         Contingency plans that address the identified risks for the Company's corporate office and each of its surgery centers include the development of certain manual processes that can be performed in place of automated systems and the establishment of multiple machine backup files and hard copy reports. Because the Company's surgery centers perform elective surgeries on an outpatient basis, each surgery center will be required on January 1, 2000 to completely retest all medical and non-medical equipment before admitting any patients, thereby minimizing any risks that patient care is hindered by equipment or software failures. Also as part of the contingency plans, the Company's surgery centers will be expected to increase medical supplies and drug inventories prior to January 1, 2000 in preparation of any potential supply shortages. These contingency plans are not expected to require any significant incremental costs to implement. Currently, the Company does not have a contingency plan for failure of its payers to provide timely reimbursement but will attempt to form such a plan for dealing with payer issues if and when such issues become more specifically known to the Company.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, the Company does not expect changes in interest rates to have a material effect on income or cash flows in 1999.

                                     PART II


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Shareholders Meeting held on May 21, 1999, the following members were elected to the Board of Directors by the vote set forth below:

                                                           VOTES               VOTES                 VOTES
                                                            FOR               AGAINST              WITHHELD
                                                         ----------           -------              --------
Class II Director          Henry D. Herr                 46,956,863               -               1,966,633
Class II Director          Ken P. McDonald               46,956,863               -               1,966,633

         Also, the following proposals were considered and approved at the Annual Shareholders Meeting by the votes set forth below:

                                                                        VOTES             VOTES            VOTES
                                                                         FOR             AGAINST         WITHHELD
                                                                      ----------         -------         --------
1.   Approval of an amendment to the Company's Amended
     and restated Charter to increase the authorized shares of
     Class A Common Stock from 20,000,000 to 35,000,000               10,540,043          213,312         12,265

2.   Re-approval of the Company's 1997 Stock Incentive Plan
     to ensure compliance with Section 162(m) of the Internal
     Revenue Code and allow for the deductibility of certain
     compensation under the plan                                       7,459,885        3,301,243          4,492

3.   Approval of an amendment to the Company's 1997 Stock
     Incentive Plan to increase the number of shares reserved
     for issuance thereunder from 650,000 to 1,120,000                 7,229,800        3,512,215         23,605


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  10.1 Lease agreement dated February 24, 1999, between Burton Hills III, L.L.C. and AmSurg Corp.

                  27       Financial Data Schedule (for SEC use only)

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMSURG CORP.


Date: August 13, 1999      By: /s/  Claire M. Gulmi
                               -------------------------------------------------
                               CLAIRE M. GULMI

                               Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)