Form 10-Q
period 1999-09-30
AMSURG CORP
filed 1999-11-12
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

Yes   [X]                  No  [ ]


           As of November 12, 1999, there were outstanding 9,746,983 shares of the Registrant's Class A Common Stock, no par value, and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               1999                1998
                                                                                           -------------       ------------
                                 ASSETS
Current assets:
     Cash and cash equivalents ......................................................      $   4,844,693       $  6,069,767
     Accounts receivable, net of allowance of $2,243,641 and $1,937,765, respectively         14,695,061         12,122,277
     Supplies inventory .............................................................          1,793,662          1,250,487
     Deferred income taxes ..........................................................            507,000            507,000
     Prepaid and other current assets ...............................................          1,377,807            951,638
                                                                                           -------------       ------------

              Total current assets ..................................................         23,218,223         20,901,169

Long-term receivables and deposits ..................................................          2,901,504          2,045,474
Property and equipment, net .........................................................         25,095,571         23,139,495
Intangible assets, net ..............................................................         65,194,977         52,334,975
                                                                                           -------------       ------------

              Total assets ..........................................................      $ 116,410,275       $ 98,421,113
                                                                                           =============       ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ..............................................      $   1,779,441       $  1,378,270
     Notes payable ..................................................................               --            2,385,150
     Accounts payable ...............................................................          1,793,695          1,195,305
     Accrued salaries and benefits ..................................................          2,023,798          1,724,419
     Other accrued liabilities ......................................................          1,238,965            887,985
     Current income taxes payable ...................................................          1,128,585            376,092
                                                                                           -------------       ------------

              Total current liabilities .............................................          7,964,484          7,947,221

Long-term debt ......................................................................         21,216,714         12,483,458
Deferred income taxes ...............................................................          1,827,000          1,827,000
Minority interest ...................................................................         14,773,535         11,794,389

Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 9,746,983 and
           9,533,486 shares outstanding, respectively ...............................         49,309,165         48,115,915
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding .......................................................         13,528,981         13,528,981
     Retained earnings ..............................................................          7,824,517          2,860,796
     Deferred compensation on restricted stock ......................................            (34,121)          (136,647)
                                                                                           -------------       ------------

              Total shareholders' equity ............................................         70,628,542         64,369,045
                                                                                           -------------       ------------

              Total liabilities and shareholders' equity ............................      $ 116,410,275       $ 98,421,113
                                                                                           =============       ============

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------    -----------------------------
                                                      1999            1998            1999             1998
                                                  ------------     -----------    ------------     ------------
Revenues .....................................    $ 25,386,216     $20,125,797    $ 73,457,715     $ 58,074,392

Operating expenses:
     Salaries and benefits ...................       6,865,619       5,393,533      20,195,320       16,665,770
     Other operating expenses ................       8,686,118       7,407,918      25,097,224       20,994,332
     Depreciation and amortization ...........       1,815,771       1,660,895       5,229,498        4,912,004
     Net (gain) loss on sale of assets .......          (1,344)           --           (34,148)       5,463,509
                                                  ------------     -----------    ------------     ------------

         Total operating expenses ............      17,366,164      14,462,346      50,487,894       48,035,615
                                                  ------------     -----------    ------------     ------------

         Operating income ....................       8,020,052       5,663,451      22,969,821       10,038,777

Minority interest ............................       4,874,030       3,509,692      14,025,298        9,472,427
Other expenses:
     Interest expense, net of interest income          233,216         172,961         668,120        1,295,882
                                                  ------------     -----------    ------------     ------------

         Earnings (loss) before income taxes
           and cumulative effect of an
           accounting change .................       2,912,806       1,980,798       8,276,403         (729,532)

Income tax expense ...........................       1,121,430         792,318       3,186,415           32,119
                                                  ------------     -----------    ------------     ------------

         Net earnings (loss) before cumulative
           effect of an accounting change ....       1,791,376       1,188,480       5,089,988         (761,651)

Cumulative effect of the change in the method
     in which pre-opening costs are recorded .              --              --        (126,267)              --
                                                  ------------     -----------    ------------     ------------

         Net earnings (loss) .................    $  1,791,376     $ 1,188,480    $  4,963,721     $   (761,651)
                                                  ============     ===========    ============     ============

Basic earnings (loss) per common share:
     Net earnings (loss) before cumulative
       effect of an accounting change ........    $       0.12     $      0.08    $       0.35     $      (0.07)
     Net earnings (loss) .....................    $       0.12     $      0.08    $       0.34     $      (0.07)

Diluted earnings (loss) per common share:
     Net earnings (loss) before cumulative
       effect of an accounting change ........    $       0.12     $      0.08    $       0.34     $      (0.07)
     Net earnings (loss) .....................    $       0.12     $      0.08    $       0.34     $      (0.07)

Weighted average number of shares and share
     equivalents outstanding:
     Basic ...................................      14,500,896      14,302,197      14,394,178       11,549,800
     Diluted .................................      14,844,197      14,659,425      14,754,481       11,549,800





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           ----------------------------
                                                                                              1999             1998
                                                                                           ------------    ------------
Cash flows from operating activities:
     Net earnings (loss) ...............................................................   $  4,963,721    $   (761,651)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
         Minority interest .............................................................     14,025,298       9,472,427
         Distributions to minority partners ............................................    (12,667,863)     (8,880,449)
         Depreciation and amortization .................................................      5,229,498       4,912,004
         Deferred income taxes .........................................................             --        (346,561)
         Amortization of deferred compensation on restricted stock .....................        102,526         102,526
         Net (gain) loss on sale of assets .............................................        (34,148)      5,463,509
         Cumulative effect of an accounting change .....................................        126,267              --
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................     (1,411,621)     (2,745,772)
              Supplies inventory .......................................................       (446,125)            767
              Prepaid and other current assets .........................................       (364,779)        (31,074)
              Other assets .............................................................         78,418        (176,511)
              Accounts payable .........................................................        598,390        (174,674)
              Accrued expenses and other liabilities ...................................      1,487,030         (63,761)
              Other, net ...............................................................        (13,925)        (27,746)
                                                                                           ------------    ------------

              Net cash flows provided by operating activities ..........................     11,672,687       6,743,034

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................    (15,647,018)    (11,830,592)
     Acquisition of property and equipment .............................................     (2,727,862)     (4,559,696)
     Proceeds from sale of assets ......................................................         26,700         652,000
     Decrease (increase) in long-term receivables ......................................       (642,371)        120,739
                                                                                           ------------    ------------

              Net cash flows used by investing activities ..............................    (18,990,551)    (15,617,549)

Cash flows from financing activities:
     Repayment of notes payable ........................................................     (2,385,150)             --
     Proceeds from long-term borrowings ................................................     16,659,799      11,945,222
     Repayment on long-term borrowings .................................................     (8,785,822)    (30,267,101)
     Net proceeds from issuance of common stock ........................................        107,458      27,642,423
     Proceeds from capital contributions by minority partners ..........................        496,505       1,053,130
     Financing cost incurred ...........................................................             --         (55,099)
                                                                                           ------------    ------------

              Net cash flows provided by financing activities ..........................      6,092,790      10,318,575
                                                                                           ------------    ------------

Net increase (decrease) in cash and cash equivalents ...................................     (1,225,074)      1,444,060
Cash and cash equivalents, beginning of period .........................................      6,069,767       3,406,787
                                                                                           ------------    ------------

Cash and cash equivalents, end of period ...............................................   $  4,844,693    $  4,850,847
                                                                                           ============    ============





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


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

(3)  ACQUISITIONS

         In the nine months ended September 30, 1999, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in five physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was approximately $16,671,000, consisting primarily of cash and Class A Common Stock valued at approximately $1,024,000, of which the Company assigned approximately $15,327,000 to excess cost over net assets of purchased operations.

         Subsequent to September 30, 1999, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $2,950,000.

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

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practices. As of September 30, 1999, the Company owned a majority interest (51% or greater) in 57 surgery centers and had established seven specialty physician networks, of which it was the majority owner (51%) of six of such networks.

         The following table presents the components of changes in the number of surgery centers in operation and centers under development during the three and nine months ended September 30, 1999 and 1998. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                     ------------------            -----------------
                                                      1999        1998             1999         1998
                                                     -----        -----            -----        ----
     Centers in operation, beginning of period.....     54           46               52           39
     New center acquisitions placed in operation...      3            1                5            4
     New development centers placed in operation...      -            -                -            5
     Centers sold..................................      -            -                -           (1)
                                                     -----        -----            -----        -----

     Centers in operation, end of period...........     57           47               57           47
                                                     =====        =====             ====         ====

     Centers under development, end of period......      5            5                5            5
                                                     =====        =====            =====        =====

         Of the surgery centers in operation as of September 30, 1999, 42 perform gastrointestinal endoscopy procedures, 12 perform ophthalmology surgery procedures, one performs orthopaedic procedures, one performs otolaryngology procedures and one performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which, with the exception of one, the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network enters into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of September 30, 1999, three networks had secured managed care contracts and were operational.

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

         On March 31, 1999, the Company signed a letter of intent with PRG for the purchase by the Company of a portion of PRG's ownership interests in up to approximately 40 of its practice-based ophthalmology surgery centers. Consummation of the transaction is subject to, among other things, the execution of a definitive purchase agreement; the completion of due diligence by the Company; the sale by PRG of physician practice assets and interests and, in some instances, interests in surgery centers to its affiliated practices and a concurrent termination of management services agreements and execution of mutual releases between PRG and such practices; and the completion of agreements between the Company and the physician practices for a joint ownership interest in each of the surgery centers. Due diligence has been completed for the majority of the centers and AmSurg and PRG are finalizing a definitive purchase agreement for approximately 25 of the centers.

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

         Surgery centers provided 100% of the Company's revenues in the 1999 periods while surgery centers and physician practices provided 97% and 3%, respectively, of the Company's revenues in the three months ended September 30, 1998, and 92% and 8%, respectively, of the Company's revenues in the nine months ended September 30, 1998.

         Practice-based ambulatory surgery centers and physician practices, such as those in which the Company owns or has owned a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 44% and 40% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the nine months ended September 30, 1999 and 1998, respectively. The Medicare program pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the three and nine months ended September 30, 1999 and 1998:

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                          ------------------      -------------------
                                                          1999         1998       1999          1998
                                                          -----       ------      -----        ------
      Revenues ...................................        100.0%      100.0%      100.0%       100.0%

      Operating expenses:
          Salaries and benefits ..................         27.0        26.8        27.4         28.7
          Other operating expenses ...............         34.2        36.8        34.2         36.1
          Depreciation and amortization ..........          7.2         8.3         7.1          8.5
          Net loss on sale of assets .............          --          --          --           9.4
                                                          -----       -----       -----        -----

               Total operating expenses ..........         68.4        71.9        68.7         82.7
                                                          -----       -----       -----        -----

               Operating income ..................         31.6        28.1        31.3         17.3

      Minority interest ..........................         19.2        17.4        19.1         16.3
      Other expenses:
          Interest expense, net of interest income          0.9         0.9         0.9          2.2
                                                          -----       -----       -----        -----

               Earnings (loss) before income
                   taxes and cumulative effect
                   of an accounting change .......         11.5         9.8        11.3         (1.2)

      Income tax expense .........................          4.4         3.9         4.3          0.1
                                                          -----       -----       -----        -----

               Net earnings (loss) before
                   cumulative effect of an
                   accounting change .............          7.1         5.9         7.0         (1.3)
      Cumulative effect of the change in the
          method in which pre-opening costs
          are recorded ...........................          --          --         (0.2)         --
                                                          -----       -----       -----        -----

               Net earnings (loss) ...............          7.1%        5.9%        6.8%        (1.3)%
                                                          =====       =====       =====        =====

         Revenues were $25.4 million and $73.5 million in the three and nine months ended September 30, 1999, respectively, an increase of $5.3 million and $15.4 million, or 26%, over revenues in the comparable 1998 periods. The increase is primarily attributable to additional centers in operation during 1999. Same-center revenues in the three and nine months ended September 30, 1999, increased by 10% and 12%, respectively. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 1999 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $6.9 million and $20.2 million in the three and nine months ended September 30, 1999, respectively, an increase of $1.5 million and $3.5 million, or 27% and 21%, respectively, over salaries and benefits expense in the comparable 1998 periods. This increase resulted primarily from additional centers in operation, offset in the nine month period by the absence of physician salaries of a practice disposed of in June 1998. The absence of physician salaries in 1999 also caused salaries and benefits expense as a percentage of revenue to decrease in the nine months ended September 30, 1999.

         Other operating expenses were $8.7 million and $25.1 million in the three and nine months ended September 30, 1999, respectively, an increase of $1.3 million and $4.1 million, or 17% and 20%, respectively, over other operating expenses in the comparable 1998 periods. This increase also resulted primarily from additional centers in operation. This increase was offset by the absence of physician practice expenses of the practices disposed of in 1998, which also served to reduce operating expenses as a percentage of revenues.

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

         Depreciation and amortization expense increased $155,000 and $317,000, or 9% and 6%, in the three and nine months ended September 30, 1999, respectively, over the comparable 1998 periods, primarily due to ten additional surgery centers in operation in the 1999 periods compared to the 1998 periods. This increase was offset by a reduction in the amortization of excess of cost over net assets of purchased operations and deferred pre-opening cost in the aggregate of approximately $231,000 and $832,000 in the three and nine months ended September 30, 1999, respectively, due to physician practices sold in 1998 and the adoption in 1999 of Statement of Position ("SOP") No. 98-5 "Reporting on Cost of Start-Up Activities," as further discussed below.

         The Company realized a net gain on sale of assets of $34,000 during the nine months ended September 30, 1999 primarily related to the disposal of certain equipment. The Company incurred a net loss on sale of assets of $5.5 million during the nine months ended September 30, 1998, primarily due to the disposal of the Company's interests in two physician practices.

         The minority interest in earnings in the three and nine months ended September 30, 1999 increased by $1.4 million and $4.6 million, or 39% and 48%, respectively, over the comparable 1998 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Minority interest as a percentage of revenues increased in the three and nine months ended September 30, 1999 over the comparable 1998 periods primarily as a result of the absence of physician practice revenues of the practices disposed of in 1998 which are not as marginally profitable to the Company's respective minority partners as are the Company's existing surgery centers, as well as increased same-center profitability as a result of same-center revenue growth.

         Interest expense increased $60,000, or 35%, in the three months ended September 30, 1999 and decreased $628,000, or 48%, in the nine months ended September 30, 1999 from the comparable 1998 periods. The increase in the three month period was the result of additional acquisition borrowings since September 1998. The reduction in the nine month period was the result of the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels.

         The Company recognized income tax expense of $1.1 million and $3.2 million in the three and nine months ended September 30, 1999, respectively, compared to $792,000 and $32,000 in the comparable 1998 periods, respectively. The reduction of the tax expense in the nine months ended September 30, 1998 resulted from the $5.4 million loss on sale of assets incurred in June 1998. Excluding the impact of the disposal transactions in 1998, the Company's effective tax rate in the 1999 and 1998 periods was 38.5% and 40.0%, respectively, of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had working capital of $15.3 million compared to $14.8 million at September 30, 1998. Operating activities for the nine months ended September 30, 1999, generated $11.7 million in cash flows compared to $6.7 million in the comparable 1998 period. Cash and cash equivalents at September 30, 1999 and 1998 were $4.8 million and $4.9 million, respectively.

         During the nine months ended September 30, 1999, the Company used approximately $15.6 million to acquire interests in practice-based ambulatory surgery centers, which it funded primarily from net borrowings of $5.5 million and operating cash flows. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $2.7 million in the nine months ended September 30, 1999, of which approximately $500,000 was funded from the capital contributions of the Company's minority partners. The Company used its existing cash and cash flows from operations to fund its development obligations.

         During the nine months ended September 30, 1999, notes receivable increased by approximately $642,000 primarily as the result of the financing of a sale of an additional interest in a surgery center to a minority partner and development costs incurred by a development surgery center.

         At September 30, 1999, borrowings under the Company's revolving credit facility were $17.7 million, are due in January 2001 and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The loan agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at September 30, 1999.

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock and received net proceeds of $27.6 million. The net proceeds were used to repay borrowings under the Company's revolving credit facility and other long-term debt.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule was subject to a comment period which expired on July 31, 1999. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers. The latest statement from HCFA of which the Company is aware indicates that it currently estimates a final rule on revised payment rates will be issued by spring 2000 with an implementation date scheduled for no earlier than mid-year 2000.

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

         This assessment and remediation plan was initiated in the third quarter of 1998 and is substantially complete at each of its surgery centers. In addition, the Company has substantially completed the necessary actions to ensure the compliance of its billing systems used by its surgery centers, including testing, upgrading and/or replacement.

         All mission critical systems and significant equipment residing at the Company's corporate offices have been identified and the testing of all systems is virtually complete. To date, the Company has identified no significant Year 2000 compliance issues at its corporate offices.

         The Company has incurred to date approximately $150,000 for the replacement or upgrade of non-compliant medical and non-medical systems. By mid December 1999, the Company anticipates that an additional $250,000 to $350,000 of capitalizable costs will be incurred for the final installation of medical imaging systems at approximately five of its surgery centers. These amounts are currently within the Company's preestablished budget for Year 2000 compliance. In addition, all costs associated with the implementation of the Year 2000 assessment and remediation plan have been expensed as incurred, have generally been shared by the Company's physician partners in proportion to their ownership interest in the surgery centers and have not had a significant impact on the Company's financial position or ongoing results of operations.

         The Company relies upon a number of third parties which provide products or services to the Company's corporate offices and surgery centers. The Company's surgery centers have inquired as to the Year 2000 readiness of all significant third party suppliers of products and services and based on those responses, the Company estimates that on a consolidated basis the levels of compliance of third party suppliers pose no significant risks to the Company.

         To date, attempts to confirm governmental and private third party payers' ability to provide timely reimbursement in Year 2000 has been limited due to the low level of reliance the Company would be able to place on such responses or the Company's ability to influence the actions of noncompliant respondents. No payers have indicated an inability to continue remittances in the normal course of business; however, most payers, including the federal government, are in the process of evaluating and updating their internal systems and cannot yet assure the Company that their systems are Year 2000 compliant. An inability of such payers to provide timely reimbursement could result in significant decreases in operating cash flows, the effects of which could be material to the Company. The Company would be forced to rely on its current cash on hand and available borrowing capacity in order to satisfy working capital needs. The Company considers this possibility to be its most likely worst case scenario associated with Year 2000 compliance.

         Contingency plans that address the identified risks for the Company's corporate office and each of its surgery centers include the development of certain manual processes that can be performed in place of automated systems and the establishment of multiple machine backup files and hard copy reports. Because the Company's surgery centers perform elective surgeries on an outpatient basis, each surgery center will be required on January 1, 2000 to completely retest all medical and non-medical equipment before admitting any patients, thereby minimizing any risks that patient care is hindered by equipment or software failures. Also as part of the contingency plans, the Company's surgery centers have increased medical supplies and drug inventories in preparation of any potential supply shortages. These contingency plans are not expected to require any significant incremental costs to implement. The Company has begun to build its cash reserves at each of its surgery centers in order to establish cash levels adequate to sustain operations in the event that payers are unable to provide timely reimbursement in early 2000. In the event that payers' reimbursements are delayed beyond early 2000, the Company has available through its line of credit sufficient borrowing capacity to fund shortfalls in working capital for an abbreviated period of time.

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

                                     PART II


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  3.1      Amended and Restated Charter

                  27       Financial Data Schedule (for SEC use only)

           (b)    Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated June
                  30, 1999, during the quarter ended September 30, 1999 to report the acquisition of a 51% membership interest in Northside Gastroenterology Endoscopy Center, LLC, which operates an ambulatory surgery center in Indianapolis, Indiana.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMSURG CORP.


Date:  November 12, 1999       By: /s/  Claire M. Gulmi
                                   --------------------------------------
                                   CLAIRE M. GULMI

                               Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)