Form 10-K
period 1999-12-31
AMSURG CORP
filed 2000-03-30
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        20 BURTON HILLS BOULEVARD
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

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 24, 2000, 9,769,108 shares of the Registrant's Class A Common Stock and 4,787,131 shares of the Registrant's Class B Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the Nasdaq National Market on March 24, 2000) of the Registrant held by nonaffiliates on March 24, 2000 was approximately $84,600,000. This calculation assumes that all shares of Common Stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually may disclaim.

      Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

         AmSurg Corp. (the "Company" or "AmSurg") was formed in April 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers, in partnerships with physician practice groups, throughout the United States. An AmSurg surgery center is typically located adjacent to or in the immediate vicinity of the specialty medical practice of a physician group partner's office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables the Company to charge fees which management believes are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 1999, the Company owned a majority interest in 63 surgery centers in 23 states and the District of Columbia. As of December 31, 1999, the Company also had 12 centers under development and had executed letters of intent to acquire or develop four additional centers. The Company is utilizing its surgery centers in selected markets as a base to develop specialty physician networks that are designed to serve large numbers of covered lives and thus strengthen the Company's position in dealing with managed care organizations. As of December 31, 1999, the Company had established eight specialty physician networks, located in Alabama, Florida, Kansas, Ohio, Tennessee and Texas.

         AmSurg Corp. was organized as a Tennessee corporation in 1992. The Company's principal executive offices are located at 20 Burton Hills Boulevard, Nashville, Tennessee 37215, and its telephone number is 615-665-1283.

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

         According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory (June 1999), an industry publication, freestanding outpatient surgery centers are one of the fastest growing segments of the healthcare industry and are positioned well to become the premier provider of outpatient surgery. The number of outpatient surgery cases increased 84% from 3.1 million in 1993 to 5.7 million in 1999. As of June 1999, there were 2,726 freestanding ambulatory surgery centers in the U.S., of which 93 were owned by hospitals and 733 were owned by corporate entities. The remaining 1,900 centers were independently owned, primarily by physicians.

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

         Achieve Growth in Surgery Center Revenues and Profitability. The Company believes it enhances physician productivity and promotes increased same-center revenues and profitability by creating operating efficiencies, including improved scheduling, group purchasing programs and the clinical efficiencies associated with operating a single specialty surgery center. In addition, the Company's operations are designed to attract additional managed care contracts by emphasizing convenience, a single specialty focus, lower cost procedures and the ability to contract for large numbers of covered lives.

         Develop Specialty Networks. Utilizing single specialty ambulatory surgery centers to provide a cost advantage, the Company's strategy has evolved to include the development and ownership of specialty physician networks which offer specialty physician services, as well as outpatient surgery procedures with wide geographic coverage to managed care payers. The Company expects to continue the development of specialty networks in selected markets to provide broad geographic patient access points in the market through the network participation of high quality and strategically located practices.

         As part of this strategy, the Company has established eight specialty physician networks. By establishing these networks, the Company believes it will be able to obtain additional contracts with managed care payers and increase the profitability of its surgery centers.

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

         As part of each development and acquisition transaction, the Company enters into a partnership agreement or, in the case of a limited liability company, an operating agreement with its physician group partner. Under these agreements, the Company receives a percentage of the net income and cash distributions of the entity equal to its percentage ownership interest in the entity and has the right to the same percentage of the proceeds of a sale or liquidation of the entity. As sole general partner, the Company is generally liable for the debts of the partnership.

         These agreements generally provide that the Company will oversee the business, marketing, financial reporting accreditation and administrative operations of the surgery center, and that the physician group partner will provide the center with a medical director, and with certain specified services such as billing and collections, transcription and accounts payable processing.

         In addition, these agreements may provide that the limited partnership or limited liability company will lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership's or limited liability company's governance are overseen by an operating board, which is comprised of equal representation by the Company and the physician partners.

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

SURGERY CENTER LOCATIONS

         The following table sets forth certain information relating to centers in operation as of December 31, 1999:

                                                                     ACQUISTION/    OPERATING OR
                                    SPECIALTY                          OPENING       PROCEDURE
      LOCATION                      PRACTICE                             DATE          ROOMS
      --------                      --------                             ----          -----
ACQUIRED CENTERS:
Knoxville, Tennessee             Gastroenterology                    November 1992       7
Topeka, Kansas                   Gastroenterology                    November 1992       4
Nashville, Tennessee             Gastroenterology                    November 1992       3
Nashville, Tennessee             Gastroenterology                    December 1992       3
Washington, D.C.                 Gastroenterology                    November 1993       3
Melbourne, Florida               Ophthalmology                       November 1993       3
Torrance, California             Gastroenterology                    February 1994       2
Sebastopol, California           Ophthalmology                       April 1994          2
Maryville, Tennessee             Gastroenterology                    January 1995        3
Miami, Florida                   Gastroenterology                    April 1995          7
Panama City, Florida             Gastroenterology                    July 1996           3
Ocala, Florida                   Gastroenterology                    August 1996         3
Columbia, South Carolina         Gastroenterology                    October 1996        3
Wichita, Kansas                  Orthopaedics                        November 1996       3
Minneapolis, Minnesota           Gastroenterology                    November 1996       2
Crystal River, Florida           Gastroenterology                    January 1997        3
Abilene, Texas                   Ophthalmology                       March 1997          2
Fayetteville, Arkansas           Gastroenterology                    May 1997            2
Independence, Missouri           Gastroenterology                    September 1997      2
Kansas City, Missouri            Gastroenterology                    September 1997      2
Phoenix, Arizona                 Ophthalmology                       February 1998       2
Denver, Colorado                 Gastroenterology                    April 1998          3
Sun City, Arizona                Ophthalmology                       May 1998            4
Westlake, California             Ophthalmology                       August 1998         1
Baltimore, Maryland              Gastroenterology                    November 1998       2
Naples, Florida                  Gastroenterology                    November 1998       2
Boca Raton, Florida              Ophthalmology                       December 1998       2
West Orange, New Jersey          Otolaryngology                      May 1999            2
Indianapolis, Indiana            Gastroenterology                    June 1999           4
Chattanooga, Tennessee           Gastroenterology                    July 1999           2
Mount Dora, Florida              Ophthalmology                       September 1999      2
Oakhurst, New Jersey             Gastroenterology                    September 1999      1
Cape Coral, Florida              Gastroenterology                    November 1999       2
La Jolla, California             Gastroenterology                    December 1999       2
Burbank, California              Ophthalmology                       December 1999       1
Waldorf, Maryland                Gastroenterology                    December 1999       1
Las Vegas, Nevada                Ophthalmology                       December 1999       2

DEVELOPED CENTERS:
Santa Fe, New Mexico             Gastroenterology                    May 1994            3
Tarzana, California              Gastroenterology                    July 1994           3
Beaumont, Texas                  Gastroenterology                    October 1994        3
Abilene, Texas                   Gastroenterology                    December 1994       3
Knoxville, Tennessee             Ophthalmology                       June 1996           2
West Monroe, Louisiana           Gastroenterology                    June 1996           2
Miami, Florida                   Gastroenterology                    September 1996      3
Sidney, Ohio                     Ophthalmology, Urology,             December 1996       3
                                 General Surgery, Otolaryngology
Montgomery, Alabama              Ophthalmology                       May 1997            2
Willoughby, Ohio                 Gastroenterology                    July 1997           2
Milwaukee, Wisconsin             Gastroenterology                    July 1997           2
Chevy Chase, Maryland            Gastroenterology                    July 1997           2
Melbourne, Florida               Gastroenterology                    August 1997         2
Lorain, Ohio                     Gastroenterology                    August 1997         2
Hillmont, Pennsylvania           Gastroenterology                    October 1997        2
Minneapolis, Minnesota           Gastroenterology                    November 1997       2
Hialeah, Florida                 Gastroenterology                    December 1997       3
Cleveland, Ohio                  Ophthalmology                       December 1997       2
Cincinnati, Ohio                 Gastroenterology                    January 1998        3
Evansville, Indiana              Ophthalmology                       February 1998       2
Shawnee, Kansas                  Gastroenterology                    April 1998          2
Salt Lake City, Utah             Gastroenterology                    April 1998          2
Oklahoma City, Oklahoma          Gastroenterology                    May 1998            2
El Paso, Texas                   Gastroenterology                    December 1998       3
Toledo, Ohio                     Gastroenterology                    December 1998       3
Florham Park, New Jersey         Gastroenterology                    December 1999       2

         The Company's partnerships and limited liability companies generally lease certain of the real property in which its centers operate and the equipment used in certain of its centers, either from the physician partners or from unaffiliated parties. Two centers in operation at December 31, 1999 are located in buildings owned indirectly by the Company.

SURGERY CENTER OPERATIONS

         The Company generally designs, builds, staffs and equips each of its facilities to meet the specific needs of a single specialty physician practice group. The Company's typical ambulatory surgery center averages 3,000 square feet and is located adjacent to or in the immediate vicinity of the specialty physicians' offices. Each center developed by the Company typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is developed to perform an average of 2,500 procedures per year. As of December 31, 1999, 46 of the Company's centers in operation performed gastrointestinal endoscopy procedures, 14 centers performed ophthalmology procedures, one center performed orthopaedic procedures, one center performed otolaryngology procedures and one center performed ophthalmology, urology, general surgery and otolaryngology procedures. The procedures performed at the Company's centers generally do not require an extended recovery period following the procedures. The Company's centers are typically staffed with three to five clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

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

JCAHO ACCREDITATION

         Forty-three of the Company's surgery centers are currently accredited by the Joint Commission for the Accreditation of Healthcare Organizations ("JCAHO") and eight surgery centers are scheduled for initial or renewal accreditation surveys during 2000. Of the accredited centers, all have received three-year certification. The Company believes that JCAHO accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is JCAHO accredited. The Company believes that its historical performance in the accreditation process reflects the Company's commitment to providing high quality care in its surgery centers.

SPECIALTY PHYSICIAN NETWORKS

         Managed care organizations with significant numbers of covered lives are seeking to direct large numbers of patients to high-quality, low-cost providers and provider groups. The Company believes that specialty physician networks that include its practice-based surgery centers are attractive to managed care organizations because of the geographic coverage of the network, the lower costs associated with treatment, the availability of the complete delivery system for a specific specialty and high levels of patient satisfaction. As a result, the Company believes the development of such networks will enable the Company to secure additional managed care contracts, including capitated contracts, and will increase the market share and profitability of the Company's surgery centers.

         It is not expected that the specialty physician networks in themselves will be a significant source of income for the Company. These networks were and will be formed primarily as a contracting vehicle to generate revenues for the Company's practice-based surgery centers.

         As of December 31, 1999, the Company had established and was the operator of eight specialty physician networks consisting of three gastroenterology networks in Miami, Florida, Kansas City, Kansas and El Paso, Texas and five ophthalmology/eye care networks in Knoxville, Tennessee, Montgomery, Alabama, Cleveland, Ohio, Abilene, Texas and Melbourne, Florida. As of December 31, 1999, five networks had secured managed care contracts and were operational. Each specialty physician network is formed as either a limited partnership or limited liability company in which the Company owns a majority interest. Individual physicians who practice in the medical specialty on which the network is focused own the minority interests in the network. These minority physician owners, who may or may not be affiliated with an AmSurg surgery center, will provide the medical services to the patient population covered by the contracts the network will enter into with managed care payers. Following the establishment of a network, the Company will provide management services and marketing services to the network in an effort to secure patient service contracts with managed care payers. Fees paid by these networks to the Company are nominal and generally are intended to cover the Company's cost in providing such services.

         In addition, as part of its network development strategy, in January 1996 and January 1997 the Company acquired a majority interest in the assets of two physician practices in Miami, Florida. As a result of the Company's experience in developing specialty physician networks, the Company concluded that ownership of physician practices is not required in order to establish a specialty physician network. In May 1998, the Board of Directors approved a plan for the Company to dispose of its physician practice interests as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers and specialty networks. Both practices were sold in 1998.

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

         Practice-based ambulatory surgery centers such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 38% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in 1999. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999, enacted in November 1999, requires HCFA to either update the surgery center cost survey used in the proposed rule or to phase the new rates and methodology into use over a three-year period. The rule is expected to be revised and published in the spring of 2000 and the Company expects the earliest implementation date to be July 1, 2000. There can be no assurance that the final rule will not adversely impact the Company's financial condition, results of operation and business prospects.

         The Company believes that the rule, if adopted as proposed in June 1998, would adversely affect the Company's annual revenues by approximately 4% at the time of full implementation based on the rates stated therein and the Company's historical procedure mix. However, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for future acquisitions prior to implementation. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented, the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company.

         In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care structures such as PPOs, HMOs and other similar structures. The strengthening of managed care systems nationally has resulted in substantial competition among providers of services, including providers of surgery center services with greater financial resources and market penetration than the Company, to contract with these systems. The Company believes that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of the Company's efforts to contract with healthcare payers, the Company believes that its position as a low-cost alternative for certain surgical procedures should enable the Company's centers to compete effectively in the evolving healthcare marketplace.
                                        7

         Approximately 2% of the Company's revenues during 1999 were generated by capitated payment contracts with HMOs. These revenues generally were attributable to contracts held by the network and surgery centers in which the Company held a majority interest. The contracts require the surgery centers to provide certain outpatient surgery services for the HMO members on an exclusive basis. The services required by these contracts are provided almost solely by surgery centers in which the Company owns a majority interest. Because the Company is only at risk for the cost of providing relatively limited healthcare services to these HMO members, the Company's risk of overutilization by HMO members is limited to the cost of the supplies, drugs and nursing staff expense required for outpatient surgery.

COMPETITION

         The Company encounters competition in three separate areas: competition for partnership development of practice-based centers, competition with other companies for its physician partnership relationships, and competition with other providers for patients and for contracting with managed care payers in each of its markets.

         Competition for Partnership Development of Practice-based Centers. The Company believes that it does not have a direct corporate competitor in the development of practice-based ambulatory surgery centers across the specialties of gastroenterology, ophthalmology, otolaryngology, urology, and orthopaedic surgery. There are, however, several large, publicly held companies, or divisions or subsidiaries of large publicly held companies, that develop freestanding multi-specialty surgery centers, and these companies may compete with the Company in the development of centers.

         However, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who do not take an equity interest in the ongoing operations of the center. It is generally difficult, however, in the rapidly evolving healthcare industry, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. Because of this, as well as the financial investment necessary to develop surgery centers, physician groups are attracted to a corporate partner, such as AmSurg. Other factors that may influence the physicians' decisions concerning the choice of a corporate partner are the potential corporate partner's experience, reputation and access to capital.

         Competition for Partnership Acquisitions. There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers and specialty physician practices. Many of these competitors have greater resources than the Company. Most of the Company's competitors acquire centers through the acquisition of the related physician practice. The principal competitive factors that affect the ability of the Company and its competitors to acquire surgery centers are price, experience and reputation, access to capital and willingness to acquire a surgery center without acquiring the physician practice.

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

         Medicare-Medicaid Illegal Remuneration Provisions. The anti-kickback statute makes unlawful knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate) directly or indirectly to induce or in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Violation is a felony punishable by a fine of up to $25,000 or imprisonment for up to five years, or both. The Medicare and Medicaid Patient Program Protection Act of 1987 (the "1987 Act") provides administrative penalties for healthcare practices which encourage overutilization or illegal remuneration when the costs of services are reimbursed under the Medicare program. Loss of Medicare certification and severe financial penalties are included among the 1987 Act's sanctions. The 1987 Act, which adds to the criminal penalties under preexisting law, also directs the Inspector General of the DHHS to investigate practices which may constitute overutilization, including investments by healthcare providers in medical diagnostic facilities, and to promulgate regulations establishing exemptions or "safe harbors" for investments by medical service providers in legitimate business ventures that will be deemed not to violate the law even though those providers may also refer patients to such a venture. Regulations identifying safe harbors were published in final form in July 1991, and additional safe harbors were published in final form in November 1999 (the "Regulations").

         The Regulations set forth two specific exemptions or "safe harbors" related to "investment interests": the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The Regulations also include a safe harbor for investments in certain types of ambulatory surgery centers. The partnerships and limited liability companies that own the AmSurg centers do not meet all of the criteria of either existing "investment interests" safe harbor or the surgery center safe harbor as set forth in the Regulations.

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

         The Regulations also set forth a safe harbor for personal services and management contracts. Certain of the Company's partnerships and limited liability companies have entered into ancillary services agreements with their physician partners' group practice pursuant to which the practice provides the center with billing and collections, transcription, payables processing and payroll services. The consideration payable by a partnership or limited liability company for these services is based on the volume of services provided by the practice, which is measured by the partnership or limited liability company's revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, the Company believes that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice's cost of providing the services thereunder.

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

EMPLOYEES

         As of December 31, 1999, the Company and its affiliated entities employed approximately 400 persons, 285 of whom were full-time employees and 115 of whom were part-time employees. Of the above, 68 were employed at the Company's headquarters in Nashville, Tennessee. In addition, approximately 260 employees are leased on a full-time basis and 170 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. The Company believes its relationship with its employees to be excellent.

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

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 22,060 square feet of office space, which the Company leases from a third party pursuant to an agreement that expires in 2009. AmSurg partnerships and limited liability companies generally lease space for their surgery centers. Sixty-one of the centers in operation at December 31, 1999 lease space ranging from 1,200 to 13,400 square feet with remaining lease terms ranging from two to fifteen years. Two centers in operation at December 31, 1999 are located in buildings owned indirectly by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of the Company as of December 31, 1999. Executive officers of the Company serve at the pleasure of the Board of Directors.

            NAME            AGE                       POSITION WITH THE COMPANY
            ----            ---                       -------------------------
     Ken P. McDonald        59     Chief Executive Officer since December 1997; President and a director since July  1996; Executive Vice President from
                                   December 1994 through July 1996 and Chief Operating  Officer from December 1994 until December 1997.

     Claire M. Gulmi        46     Chief Financial Officer since September 1994; Senior Vice
                                   President since March 1997; Secretary since December 1997;
                                   Vice President from September 1994 through March 1997.

     Royce D. Harrell       54     Senior Vice President of Operations since October 1992.

     Rodney H. Lunn         50     Senior Vice President of  Center Development since 1992;
                                   director from 1992 until February 1997.

     David L. Manning       50     Senior Vice President of Development and Assistant Secretary
                                   of the Company since April 1992.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Class A Common Stock and Class B Common Stock trade on the Nasdaq Stock Market's National Market under the symbols "AMSGA" and "AMSGB," respectively. The following table sets forth the high and low sales prices per share of each class of common stock as reported on the Nasdaq National Market for each of the quarters in 1998 and 1999.

                                         HIGH         LOW
                                         ----         ---
Quarter ended March 31, 1998:
     AMSGA ......................      $   10.25   $   6.75
     AMSGB ......................      $   10.00   $   6.63
Quarter ended June 30, 1998:
     AMSGA ......................      $   11.25   $   7.25
     AMSGB ......................      $   11.00   $   6.00
Quarter ended September 30, 1998:
     AMSGA ......................      $    7.81   $   6.00
     AMSGB ......................      $    7.38   $   5.00
Quarter ended December 31, 1998:
     AMSGA ......................      $    7.88   $   6.50
     AMSGB ......................      $    7.56   $   6.00
Quarter ended March 31, 1999:
     AMSGA ......................      $    9.50   $   6.50
     AMSGB ......................      $    8.75   $   6.50
Quarter ended June 30, 1999:
     AMSGA ......................      $    8.75   $   6.00
     AMSGB ......................      $    8.63   $   5.75
Quarter ended September 30, 1999:
     AMSGA ......................      $    8.13   $   5.66
     AMSGB ......................      $    7.75   $   5.88
Quarter ended December 31, 1999:
     AMSGA ......................      $    8.13   $   5.13
     AMSGB ......................      $    7.88   $   4.75

         At March 24, 2000 there were approximately 1,900 holders of the Class A Common Stock, including 159 shareholders of record, and 1,200 holders of the Class B Common Stock, including 97 shareholders of record.

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

         At various times during 1999, the Company issued an aggregate of 184,330 shares of Class A Common Stock to physicians as partial consideration in connection with the acquisition of surgery centers. The per share price of these issuances ranged from $5.66 to $6.36. The shares described above were issued without registration under the Securities Act to accredited investors in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act and Regulation D of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                      1999        1998           1997          1996      1995
                                                   ---------    --------      ---------       -------   -------
                                                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues .......................................   $ 101,446    $ 80,322      $  57,414       $34,898   $22,389
Operating expenses .............................      69,428      63,370(1)      44,084(2)     26,191    16,198
                                                   ---------    --------      ---------       -------   -------
     Operating income ..........................      32,018      16,952         13,330         8,707     6,191

Minority interest ..............................      19,431      13,645          9,084         5,433     3,938
Interest and other expenses ....................       1,122       1,499          2,396(3)        808       627
                                                   ---------    --------      ---------       -------   -------
     Earnings before income taxes and cumulative
       effect of an accounting change ..........      11,465       1,808          1,850         2,466     1,626

Income tax expense .............................       4,414       1,047          1,774           985       578
                                                   ---------    --------      ---------       -------   -------
     Net earnings before cumulative effect of an
       accounting change .......................       7,051         761             76         1,481     1,048

Cumulative effect of a change in the method in
       which pre-opening costs are recorded ....        (126)         --             --            --        --
                                                   ---------    --------      ---------       -------   -------
     Net earnings ..............................       6,925         761             76         1,481     1,048
Accretion of preferred stock discount ..........          --          --            286            22        --
                                                   ---------    --------      ---------       -------   -------
Net earnings (loss) available to common
     shareholders ..............................   $   6,925    $    761      $    (210)      $ 1,459   $ 1,048
                                                   =========    ========      =========       =======   =======
Basic earnings per common share:
     Net earnings before cumulative effect of an
       accounting change .......................   $    0.49    $   0.06      $   (0.02)      $  0.17   $  0.13
     Net earnings ..............................   $    0.48    $   0.06      $   (0.02)      $  0.17   $  0.13

Diluted earnings per common share:
     Net earnings before cumulative effect of an
       accounting change .......................   $    0.48    $   0.06      $   (0.02)      $  0.16   $  0.12
     Net earnings ..............................   $    0.47    $   0.06      $   (0.02)      $  0.16   $  0.12

Weighted average number of shares and share
     equivalents outstanding:
     Basic .....................................      14,429      12,247          9,453         8,689     8,174
     Diluted ...................................      14,778      12,834          9,453         9,083     8,581


                                                                             AT DECEMBER 31,
                                                   ------------------------------------------------------------
                                                      1999        1998           1997          1996      1995
                                                   ---------    --------      ---------       -------   -------
                                                                     (In thousands, except center data)
BALANCE SHEET DATA:
Cash and cash equivalents ......................   $   9,523    $  6,070      $   3,407       $ 3,192   $ 3,470
Working capital ................................      21,029      12,954          9,312         4,732     2,931
Total assets ...................................     137,868      98,421         75,238        54,653    35,106
Long-term debt .................................      34,901      12,483         24,970         9,218     4,786
Minority interest ..............................      17,358      11,794          9,192         5,674     3,010
Preferred stock ................................          --          --          5,268         4,982        --
Shareholders' equity ...........................      72,708      64,369         29,991        28,374    22,479

CENTER DATA:
Procedures .....................................     207,754     156,521        101,819        71,323    55,344
Centers at end of year .........................          63          52             39            27        18


(1) Includes a loss attributable to the sale of two partnership interests in two physician practices, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.29 and $0.28, respectively, for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements - Note 3(c)."
(2) Includes a loss attributable to the sale of a partnership interest, net of a gain on the sale of a surgery center building and equipment, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.16 for the year ended December 31, 1997. See "Notes to the Consolidated Financial Statements - Note 3(c)."
(3) Reflects cost incurred related to the distribution of the Company's common stock held by American Healthways, Inc. (f/k/a American Healthcorp, Inc.) to American Healthways, Inc.'s stockholders, which had an impact of reducing basic and diluted earnings per share by $0.09.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described below, some of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events and circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         Forward-looking statements and the Company's liquidity, financial condition and results of operations may be affected by the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; risks associated with the Company's status as a general partner of the limited partnerships; and risks relating the Company's technological systems. Additionally, with regard to the proposed transaction with Physicians Resource Group, Inc. ("PRG"), factors include, but are not limited to, the parties' respective ability to meet all the conditions of the definitive agreement and the consummation of the transactions contemplated thereunder; the Company's ability to obtain the necessary financing or capital on terms satisfactory to the Company for the PRG transaction; the Company's ability to enter into partnership or operating agreements with the physician owners of PRG surgery centers; the Company's ability to effectively integrate the operations of the PRG surgery centers into its operations; and the Company's ability to operate the PRG surgery centers profitably.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 1999, the Company owned a majority interest (51% or greater) in 63 surgery centers and had established eight specialty physician networks, of which it was the majority owner (51%) of seven of such networks.

         The Company operated as a majority owned subsidiary of American Healthways, Inc. ("AHI"), formerly known as American Healthcorp, Inc., from 1992 until December 3, 1997 when AHI distributed to its stockholders all of its holdings in AmSurg common stock (the "Distribution"). Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the Recapitalization, AHI exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock. The principal purpose of the Distribution was to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company. Upon the Distribution, the Company became a publicly traded company.

         The following table presents the components of changes in the number of surgery centers in operation and centers under development for the years ended December 31, 1999, 1998 and 1997. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                      1999      1998       1997
                                                      ----      ----       ----
     Centers in operation, beginning of year ...       52        39         27
     New center acquisitions placed in operation       10         7          5
     New development centers placed in operation        1         7         10
     Centers sold ..............................       --        (1)        (3)
                                                      ----      ----       ----
     Centers in operation, end of year .........       63        52         39
                                                      ====      ====       ====
     Centers under development, end of year ....       12         5         10
                                                      ====      ====       ====

         The specialty physician networks are owned through limited partnerships and limited liability companies in which the Company generally owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network enters into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of December 31, 1999, five networks had secured managed care contracts and were operational.

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

         On January 31, 2000, the Company signed a definitive agreement with PRG for the purchase of a portion of PRG's ownership interest in 11 single specialty ophthalmology ambulatory surgery centers for approximately $40 million in cash. In addition, AmSurg may purchase additional centers from PRG upon completion of satisfactory due diligence. As a part of this agreement, the Company began managing these 11 centers and an additional four centers the Company may purchase upon completion of negotiations with PRG. PRG has filed for bankruptcy in the United States Bankruptcy Court for the Northern District of Texas.

         Consummation of this transaction, which is expected during the first half of 2000, is subject to, among other things, the ability of AmSurg and PRG to meet all the conditions contemplated under the definitive agreement; AmSurg's ability to enter into partnership or operating agreements with the physician owners of PRG surgery centers; and AmSurg's ability to obtain the necessary financing or capital on terms satisfactory to AmSurg.

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

         Practice-based ambulatory surgery centers such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 38%, 41% and 37% of its revenues in the years ended December 31, 1999, 1998 and 1997, respectively, from governmental healthcare programs including Medicare and Medicaid. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

         The Company's sources of revenues as a percentage of total revenues for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                               1999      1998      1997
                                                              ------    ------    ------
Surgery centers ...........................................       99%       94%       83%
Physician practices .......................................       --         6        15
Other .....................................................        1        --         2
                                                              ------    ------    ------
    Total .................................................      100%      100%      100%
                                                              ======    ======    ======

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the years ended December 31, 1999, 1998 and 1997:

                                                               1999      1998      1997
                                                              ------    ------    ------
  Revenues ................................................    100.0%    100.0%    100.0%

  Operating expenses:
      Salaries and benefits ...............................     27.4      28.6      30.2
      Other operating expenses ............................     33.8      35.3      35.5
      Depreciation and amortization .......................      7.2       8.2       8.6
      Net loss on sale of assets ..........................       --       6.8       2.5
                                                              ------    ------    ------
           Total operating expenses .......................     68.4      78.9      76.8
                                                              ------    ------    ------
           Operating income ...............................     31.6      21.1      23.2

  Minority interest .......................................     19.2      17.0      15.8
  Other expenses:
      Interest expense, net of interest income ............      1.1       1.9       2.7
      Distribution cost ...................................       --        --       1.5
                                                              ------    ------    ------
           Earnings before income taxes and cumulative effect
             of an accounting change ......................     11.3       2.2       3.2

  Income tax expense ......................................      4.4       1.3       3.1
                                                              ------    ------    ------
           Net earnings before cumulative effect of an
             accounting change ............................      6.9       0.9       0.1

  Cumulative effect of a change in the method in which
    pre-opening costs are recorded ........................      0.1        --        --
                                                              ------    ------    ------
           Net earnings ...................................      6.8       0.9       0.1

  Accretion of preferred stock discount ...................       --        --       0.5
                                                              ------    ------    ------
           Net earnings (loss) available to common
             shareholders .................................      6.8%      0.9%     (0.4)%
                                                              ======    ======    ======


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues were $101.4 million in 1999, an increase of $21.1 million, or 26%, over revenues in 1998. The increase is primarily attributable to additional centers in operation in 1999 and same-center revenue growth of 10%. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 2000 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $27.9 million in 1999, an increase of $4.9 million, or 22%, over salaries and benefits expense in 1998. This increase resulted primarily from additional centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. The increase was offset in part by a $2.0 million decrease due to the absence of physician salaries of a practice disposed of in June 1998, which also contributed to a decrease in salaries and benefits expense as a percentage of revenues in 1999.

         Other operating expenses were $34.3 million in 1999, an increase of $5.9 million, or 21%, over other operating expenses in 1998. This increase also resulted primarily from additional centers in operation but was offset by a $2.1 million reduction in physician practice expenses of the practices disposed of in 1998.

         The Company anticipates further increases in operating expenses in 2000 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within 12 months after a center opens. The Company had 12 centers under development at December 31, 1999.

         Depreciation and amortization expense increased $722,000, or 11%, in 1999 over 1998, primarily due to 11 additional surgery centers in operation in 1999 compared to 1998. This increase was offset by a reduction in the depreciation, amortization of excess of cost over net assets of purchased operations and deferred pre-opening cost in the aggregate of approximately $1.0 million in 1999 due to physician practices sold in 1998 and the adoption in 1999 of Statement of Position ("SOP") No. 98-5 "Reporting on Cost of Start-Up Activities," as further discussed below.

         The Company experienced no significant capital gain/loss transactions in 1999. The net loss on sale of assets in 1998 primarily resulted from the Company's decision to exit the physician practice management business. In the second quarter of 1998, the Company reduced the carrying value of the long-lived assets of the practices held for sale by approximately $5.4 million based on the estimated sales proceeds less estimated costs to sell. The ultimate disposition of the practices, which occurred later in 1998, resulted in no significant change from the estimate originally recorded in the second quarter of 1998.

         The Company's minority interest in earnings in 1999 increased by $5.8 million, or 42%, over 1998 primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Minority interest as a percentage of revenues increased in 1999 compared to 1998 primarily as a result of the absence of physician practice revenues of the practices disposed of in 1998 which are not as marginally profitable to the Company's respective minority partners as are the Company's existing surgery centers, as well as increased same-center profitability as a result of same-center revenue growth.

         Interest expense decreased $377,000, or 25%, in 1999 in comparison to 1998 due to the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels. The reduction in interest expense was partially offset by an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers in late 1998 and throughout 1999, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The Company recognized income tax expense of $4.4 million in 1999, compared to $1.0 million in 1998. Excluding the impact of the practice dispositions in 1998, the Company's effective tax rate in 1999 and 1998 was 38.5% and 40.0%, respectively, of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

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

         Interest expense decreased $55,000, or 4%, in 1998 over 1997 due to the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in the Company's borrowing rate due to a decrease in borrowing levels. The reduction in interest expense was partially offset by an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

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

QUARTERLY STATEMENT OF OPERATIONS DATA

         The following table presents certain quarterly statement of operations data for the years ended December 31, 1999 and 1998. The quarterly statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                      1998                                      1999
                                    ----------------------------------------   ------------------------------------
                                       Q1       Q2(1)       Q3        Q4        Q1(2)     Q2        Q3        Q4
                                    -------   --------    -------   -------   -------   -------   -------   -------
                                                          (In thousands, except per share data)
Revenues ........................   $17,829   $ 20,120    $20,125   $22,248   $23,394   $24,677   $25,386   $27,989
Earning (loss) before
  income taxes and
  cumulative effect of
  an accounting change ..........     1,166     (3,877)     1,981     2,538     2,544     2,819     2,913     3,189
Net earnings (loss)
  available to common
  shareholders ..................       700     (2,650)     1,188     1,523     1,439     1,733     1,792     1,961
Diluted earnings (loss)
  per common share ..............      0.07      (0.25)      0.08      0.10      0.10      0.12      0.12      0.13


(1) Includes a loss from sale of assets of $3.6 million, net of income taxes, or $0.33 per share, on two partnership interests.
(2) Includes a charge of $126,000, net of income taxes, or $0.01 per share, for the cumulative effect of an accounting change related to the method in which pre-opening costs are recorded.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company had working capital of $21.0 million compared to $13.0 million in 1998. Operating activities for 1999 generated $16.8 million in cash flow from operations compared to $11.3 million in 1998. Cash and cash equivalents at December 31, 1999 and 1998 were $9.5 million and $6.1 million, respectively.

         During 1999 the Company used approximately $26.6 million to acquire interests in 10 additional practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled $4.1 million in 1999, of which $533,000 was funded from the capital contributions of the Company's minority partners. The Company used its cash flow from operations and net borrowings on notes payable and long-term debt of $18.6 million to fund its acquisition and development obligations. At December 31, 1999, the Company had unfunded contingent acquisition purchase price commitments of approximately $3.4 million, which the Company intends to fund through additional borrowings of long-term debt and operating cash flow. At December 31, 1999, the Company and the Company's partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $3.2 million, which the Company intends to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

         During 1999, notes receivable increased by approximately $1.8 million primarily as the result of the financing of a sale of an additional interest in a surgery center to a minority partner and development costs incurred by a development surgery center.

         On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock for net proceeds of $27.6 million. The net proceeds, along with cash flow from operations in 1998, were used to repay $32.8 million in borrowings under the Company's revolving credit facility (the "Loan Agreement") and other long-term debt.

         At December 31, 1999, borrowings under the Company's revolving credit facility were $31.3 million and are guaranteed by the wholly owned subsidiaries of the Company and, in some instances, the underlying assets of certain developed centers. The Loan Agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The Loan Agreement also provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels. The Loan Agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 1999. In March 2000, the Company amended the Loan Agreement to extend the due date of the credit facility to January 1, 2002.

         The consummation of the acquisition agreement with PRG would require the Company to increase its revolving credit facility in order to finance in full this transaction. The Company is in negotiations with its lenders to increase this facility and it is anticipated that the refinancing of the Loan Agreement will increase the borrowing rates on the facility. There can be no assurance that the Company will be able to consummate the agreement with PRG or effect this increase in its revolving credit facility on terms acceptable to the Company.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act, enacted in November 1999, requires HCFA to either update the surgery center cost survey used in the proposed rule or to phase the new rates and methodology into use over a three-year period. The rule is expected to be revised and published in the spring of 2000 and the Company expects the earliest implementation date to be July 1, 2000. There can be no assurance that the final rule will not adversely impact the Company's financial condition, results of operation and business prospects.

         The Company believes that the proposed rule if adopted as proposed in June 1998 would adversely affect the Company's annual revenues by approximately 4% at the time of full implementation based on the rates stated therein and the Company's historical procedure mix. However, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for future acquisitions prior to implementation. There can be no assurance that the Company will be able to implement successfully these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effects of adopting SFAS No. 133, but does not expect the adoption of this pronouncement to have a material effect the Company's consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Although there can be no assurances that interest rates will not change significantly, the Company does not expect changes in interest rates to have a material effect on income or cash flows in 2000. The table below provides information about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                            FAIR MARKET
                                     YEARS ENDED DECEMBER 31,                VALUE AT
                        -------------------------------------------------   DECEMBER 31,
                          2000        2001       2002     2003      2004       1999
                        -------     --------    ------    -----    ------    --------
                                   (In thousands, except percentage data)
Fixed rate ..........   $ 1,101     $    922    $  554    $ 291    $   93    $  2,961
Average interest rate      8.08%        7.85%     7.93%    7.76%     7.89%

Variable rate .......   $   708     $ 32,016    $  390    $ 370    $  265    $ 33,749
Average interest rate      5.58%        7.70%     8.66%    8.20%     6.00%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, AmSurg Corp. changed its method of accounting for pre-opening costs in 1999.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 16, 2000

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                 (ALL DOLLAR AMOUNTS ARE EXPRESSED IN THOUSANDS)


                                                                           1999       1998
                                                                         --------   --------
                                 ASSETS

Current assets:
     Cash and cash equivalents .......................................   $  9,523   $  6,070
     Accounts receivable, net of allowance of $2,266 and
       $1,938, respectively ..........................................     17,462     12,122
     Supplies inventory ..............................................      2,077      1,250
     Deferred income taxes (note 10) .................................        590        507
     Prepaid and other current assets ................................      1,608        952
                                                                         --------   --------
              Total current assets ...................................     31,260     20,901

Long-term receivables and deposits (note 3) ..........................      2,036      2,045
Property and equipment, net (notes 4, 6 and 7) .......................     27,995     23,140
Intangible assets, net (notes 3 and 5) ...............................     76,577     52,335
                                                                         --------   --------

              Total assets ...........................................   $137,868   $ 98,421
                                                                         ========   ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable (note 3) ..........................................   $  1,238   $  2,385
     Current portion of long-term debt (note 6) ......................      1,809      1,378
     Accounts payable ................................................      1,915      1,195
     Accrued salaries and benefits ...................................      2,204      1,725
     Other accrued liabilities .......................................      2,594        888
     Current income taxes payable ....................................        471        376
                                                                         --------   --------
              Total current liabilities ..............................     10,231      7,947

Long-term debt (note 6) ..............................................     34,901     12,484
Deferred income taxes (note 10) ......................................      2,670      1,827
Minority interest ....................................................     17,358     11,794
Preferred stock, no par value, 5,000,000 shares authorized (note 8) ..         --         --
Shareholders' equity:
     Common stock (note 9):
         Class A, no par value, 35,000,000 shares authorized
           9,760,228 and 9,533,486 shares outstanding, respectively ..     49,393     48,116
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ........................................     13,529     13,529
     Retained earnings ...............................................      9,786      2,861
     Deferred compensation on restricted stock (note 11) .............         --       (137)
                                                                         --------   --------
              Total shareholders' equity .............................     72,708     64,369
                                                                         --------   --------
Commitments and contingencies (notes 4, 7, 11 and 12)

              Total liabilities and shareholders' equity .............   $137,868   $ 98,421
                                                                         ========   ========


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
     (ALL AMOUNT ARE EXPRESSED IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE)


                                                                                  1999        1998       1997
                                                                                ---------    -------   --------
Revenues (note 2) ...........................................................   $ 101,446    $80,322   $ 57,414

Operating expenses:
     Salaries and benefits (note 11) ........................................      27,895     22,947     17,363
     Other operating expenses (note 11) .....................................      34,268     28,393     20,352
     Depreciation and amortization ..........................................       7,290      6,568      4,944
     Net (gain) loss on sale of assets (note 3) .............................         (25)     5,462      1,425
                                                                                ---------    -------   --------
         Total operating expenses ...........................................      69,428     63,370     44,084
                                                                                ---------    -------   --------
         Operating income ...................................................      32,018     16,952     13,330

Minority interest ...........................................................      19,431     13,645      9,084
Other expenses:
     Interest expense, net of interest income of $237, $125 and $69,
       respectively .........................................................       1,122      1,499      1,554
     Distribution cost (note 9) .............................................          --         --        842
                                                                                ---------    -------   --------
         Earnings before income taxes and cumulative effect of an accounting
           change ...........................................................      11,465      1,808      1,850

Income tax expense (note 10) ................................................       4,414      1,047      1,774
                                                                                ---------    -------   --------
         Net earnings before cumulative effect of an accounting change ......       7,051        761         76
Cumulative effect of a change in the method in which pre-opening costs are
   recorded .................................................................        (126)        --         --
                                                                                ---------    -------   --------
         Net earnings .......................................................       6,925        761         76
Accretion of preferred stock discount (note 8) ..............................          --         --        286
                                                                                ---------    -------   --------
         Net earnings (loss) available to common shareholders ...............   $   6,925    $   761   $   (210)
                                                                                =========    =======   ========
Basic earnings per common share (note 9):
     Net earnings before cumulative effect of an accounting change ..........   $    0.49    $  0.06   $  (0.02)
     Net earnings ...........................................................   $    0.48    $  0.06   $  (0.02)

Diluted earnings per common share (note 9):
     Net earnings before cumulative effect of an accounting change ..........   $    0.48    $  0.06   $  (0.02)
     Net earnings ...........................................................   $    0.47    $  0.06   $  (0.02)

Weighted average number of shares and share equivalents outstanding (note 9):
     Basic ..................................................................      14,429     12,247      9,453
     Diluted ................................................................      14,778     12,834      9,453


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                  DEFERRED
                                                                                COMPENSATION
                                                     COMMON STOCK                    ON
                                                  -------------------   RETAINED  RESTRICTED
                                                  SHARES      AMOUNT    EARNINGS    STOCK     TOTAL
                                                  -------    --------    -------    -----    --------
Balance December 31, 1996 .....................     9,199    $ 26,064    $ 2,310    $  --    $ 28,374
     Issuance of common stock .................       146         934         --     (274)        660
     Issuance of common stock in
       conjunction with acquisitions ..........       301       1,847         --       --       1,847
     Acquisition of stock .....................      (101)       (680)        --       --        (680)
     Net loss available to common shareholders         --          --       (210)      --        (210)
                                                  -------    --------    -------    -----    --------

Balance December 31, 1997 .....................     9,545      28,165      2,100     (274)     29,991
     Issuance of common stock, net of
       offering cost ..........................     3,706      27,635         --       --      27,635
     Issuance of common stock in
       conjunction with acquisitions ..........        56         451         --       --         451
     Stock options exercised, including related
       tax benefit of $42 .....................        26         126         --       --         126
     Conversion of preferred stock ............       987       5,268         --       --       5,268
     Net earnings .............................        --          --        761       --         761
     Amortization of deferred compensation
       on restricted stock ....................        --          --         --      137         137
                                                  -------    --------    -------    -----    --------

Balance December 31, 1998 .....................    14,320      61,645      2,861     (137)     64,369
     Issuance of common stock in
       conjunction with acquisitions ..........         9          61         --       --          61
     Issuance of common stock .................       184       1,100         --       --       1,100
     Stock options exercised, including related
       tax benefit of $9 ......................        34         116         --       --         116
     Net earnings .............................        --          --      6,925       --       6,925
     Amortization of deferred compensation
       on restricted stock ....................        --          --         --      137         137
                                                  -------    --------    -------    -----    --------

Balance December 31, 1999 .....................    14,547    $ 62,922    $ 9,786    $  --    $ 72,708
                                                  =======    ========    =======    =====    ========


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                             1999        1998        1997
                                                                           --------    --------    --------
Cash flows from operating activities:
     Net earnings ......................................................   $  6,925    $    761    $     76
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Cumulative effect of an accounting change .....................        126          --          --
         Minority interest .............................................     19,431      13,645       9,084
         Distributions to minority partners ............................    (16,369)    (13,480)     (8,908)
         Depreciation and amortization .................................      7,290       6,568       4,944
         Deferred income taxes .........................................        760         525         333
         Amortization of deferred compensation on restricted stock .....        137         137          --
         Net (gain) loss on sale of assets .............................        (25)      5,462       1,425
         Increase (decrease) in cash, net of effects of acquisitions and dispositions, due to changes in:
              Accounts receivable, net .................................     (3,223)     (2,560)     (1,620)
              Supplies inventory .......................................       (560)        (77)       (212)
              Prepaid and other current assets .........................       (216)         42        (573)
              Other assets .............................................        103        (325)       (803)
              Accounts payable .........................................        720         123        (385)
              Accrued expenses and other liabilities ...................      1,677         519         323
              Other, net ...............................................         (8)         (1)        273
                                                                           --------    --------    --------
              Net cash flows provided by operating activities ..........     16,768      11,339       3,957

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................    (26,644)    (18,565)    (12,643)
     Acquisition of property and equipment .............................     (4,110)     (6,967)    (10,579)
     Proceeds from sale of assets ......................................         29         669       1,978
     (Increase) decrease in long-term receivables ......................     (1,842)        335          58
                                                                           --------    --------    --------
              Net cash flows used in investing activities ..............    (32,567)    (24,528)    (21,186)

Cash flows from financing activities:
     Repayment of notes payable ........................................     (2,385)         --          --
     Proceeds from long-term borrowings ................................     38,060      19,874      17,629
     Repayment on long-term borrowings .................................    (17,063)    (32,787)     (3,525)
     Net proceeds from issuance of common stock ........................        107      27,659         524
     Proceeds from capital contributions by minority partners ..........        533       1,167       2,953
     Financing cost incurred ...........................................         --         (61)       (138)
                                                                           --------    --------    --------
              Net cash flows provided by financing activities ..........     19,252      15,852      17,443
                                                                           --------    --------    --------
Net increase in cash and cash equivalents ..............................      3,453       2,663         214
Cash and cash equivalents, beginning of year ...........................      6,070       3,407       3,193
                                                                           --------    --------    --------
Cash and cash equivalents, end of year .................................   $  9,523    $  6,070    $  3,407
                                                                           ========    ========    ========




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

         The Company operates in one business segment, the ownership and operation of ambulatory surgery centers. The Company's ownership and management of physician practices was discontinued in 1998 and such businesses did not meet the quantitative thresholds for segment reporting under Financial Accounting Standard ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information."

B.   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities less than three months when purchased.

C.   SUPPLIES INVENTORY

         Supplies inventory consists of medical and drug supply and is recorded at cost on a first-in, first-out basis.

D.   PREPAID AND OTHER CURRENT ASSETS

         Prepaid and other current assets are comprised of prepaid expenses and other receivables.

E.   PROPERTY AND EQUIPMENT

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

F.   INTANGIBLE ASSETS

     EXCESS OF COST OVER NET ASSETS OF PURCHASED OPERATIONS

         Excess of cost over net assets of purchased operations is amortized over 25 years. The Company has consistently assessed impairment of the excess of cost over net assets of purchased operations and other long-lived assets in accordance with criteria consistent with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Whenever events or changes in circumstances indicate that the carrying amount of long-term assets may not be recoverable, management assesses whether or not an impairment loss should be recorded by comparing estimated undiscounted future cash flows with the assets' carrying amount at the partnership level. If the assets' carrying amount is in excess of the estimated undiscounted future cash flows, an impairment loss is recognized as the excess of the carrying amount over estimated future cash flows discounted at an applicable rate.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     DEFERRED PRE-OPENING COSTS AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

         Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999, the Company adopted Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, the Company expensed $126,000, net of minority interest and income taxes, as a cumulative effect of an accounting change. The impact of the accounting change on the Company' results of operations in 1999 was not material.

     OTHER INTANGIBLE ASSETS

         Other intangible assets consist primarily of deferred financing costs of the Company and the entities included in the Company's consolidated financial statements and are amortized over the term of the related debt.

G.   INCOME TAXES

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

H.   EARNINGS PER SHARE

         Basic earnings (loss) per share is computed by dividing net earnings
(loss) available to common shareholders by the combined weighted average number of Class A and Class B common shares while diluted earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

I.   STOCK OPTION PLAN

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

J.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost which approximates fair value. Management believes that the carrying amounts of long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

K.   USE OF ESTIMATES

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

L.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effects of adopting SFAS No. 133, but does not expect the adoption of this pronouncement to have a material effect on the Company's consolidated financial statements.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   REVENUE RECOGNITION

         Revenues for the years ended December 31, 1999, 1998 and 1997 are comprised of the following (in thousands):

                             1999      1998      1997
                           --------   -------   -------
     Surgery centers ...   $100,937   $75,334   $47,804
     Physician practices         --     4,786     8,678
     Other .............        509       202       932
                           --------   -------   -------
         Revenues ......   $101,446   $80,322   $57,414
                           ========   =======   =======

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

         Revenues from surgery centers and physician practices are recognized on the date of service, net of estimated contractual allowances from third party medical service payers including Medicare and Medicaid. During the years ended December 31, 1999, 1998 and 1997 approximately 38%, 41% and 37%, respectively, of the Company's revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payers is limited due to the large number of such payers.

3.   ACQUISITIONS AND DISPOSITIONS

A.   ACQUISITIONS

         The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in ten, seven and five practice-based surgery centers during 1999, 1998 and 1997, respectively. In addition, the Company acquired through wholly owned subsidiaries one physician practice and related entities in 1997. Consideration paid for the acquired interests consisted of cash, common stock and notes payable at rates ranging from 7.75% to 9%. Total consideration paid in 1999, 1998 and 1997 for all acquisitions was $29,417,000, $21,172,000 and $14,472,000, respectively, of which the Company assigned $27,360,000, $19,504,000 and $13,738,000, respectively, to excess of cost over net assets of purchased operations. In conjunction with acquisitions in 1999 and 1998, the Company is obligated to pay an additional $3,430,000 ratably over each six month interval from 2000 to 2005 in which proposed surgery center reimbursement rates by the Health Care Financing Administration are not effective, of which the Company had accrued $287,000 as of December 31, 1999. The Company will be released from any outstanding purchase price commitments upon the final implementation of proposed reimbursement rates. All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

B.   PRO FORMA INFORMATION

         The unaudited consolidated pro forma results for the years ended December 31, 1999 and 1998, assuming all 1999 and 1998 acquisitions had been consummated on January 1, 1998, are as follows (in thousands):

                                                                  1999       1998
                                                                --------   --------
     Revenues ...............................................   $114,788   $103,987
     Net earnings ...........................................      7,491      1,940
     Earnings per common share:
         Basic ..............................................       0.51       0.16
         Diluted ............................................       0.50       0.15
     Weighted average number of shares and share equivalents:
         Basic ..............................................     14,556     12,446
         Diluted ............................................     14,905     13,033

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


C.   DISPOSITIONS

         In three separate transactions in 1998, the Company sold certain assets comprising a surgery center developed in 1995 and its interest in two separate partnerships that owned two physician practices. The net loss associated with these transactions was $5,443,000. The Company recognized an income tax benefit of approximately $1,850,000 associated with these losses. In conjunction with the sale of the interest in one physician practice, the Company received a note for $1,945,000 which is to be paid through 2010. The note bears interest at 6.5%, is secured by the assets of the physician practice and certain personal guarantees by the owners of the physician practice.

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

4.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1999 and 1998 are as follows (in thousands):

                                                        1999        1998
                                                      --------    --------
     Land and improvements ........................   $     99    $     99
     Building and improvements ....................     16,947      13,544
     Moveable equipment ...........................     24,244      18,468
     Construction in progress .....................        429          46
                                                      --------    --------
                                                        41,719      32,157
     Less accumulated depreciation and amortization    (13,724)     (9,017)
                                                      --------    --------
         Property and equipment, net ..............   $ 27,995    $ 23,140
                                                      ========    ========

         At December 31, 1999, the Company and its partnerships had unfunded construction and equipment purchase commitments for centers under development of approximately $3,214,000 in order to complete construction in progress.

5.   INTANGIBLE ASSETS

         Intangible assets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                                   1999      1998
                                                                                  -------   -------
     Excess of cost over net assets of purchased operations, net of accumulated
       amortization of $8,097 and $5,587, respectively ........................   $76,461   $51,765
     Deferred pre-opening cost, net of accumulated amortization of $0 and $273,
       respectively ...........................................................        --       346
     Other intangible assets, net of accumulated amortization of $444 and $408,
       respectively ...........................................................       116       224
                                                                                  -------   -------
         Intangible assets, net ...............................................   $76,577   $52,335
                                                                                  =======   =======

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6.   LONG-TERM DEBT

         Long-term debt at December 31, 1999 and 1998 is comprised of the following (in thousands):

                                                                                       1999        1998
                                                                                     --------    --------
     $50,000,000 credit agreement at prime or LIBOR plus a spread of 1.0% to 2.25%
       (average rate of 7.7% at December 31, 1999), due January 10, 2001 .........   $ 31,300    $  8,800
     Other debt at an average rate of 8.4%, due through September 30, 2004 .......      3,577       4,046
     Capitalized lease arrangements at an average rate of 8.1%, due through
       June 30, 2004 (see note 7) ................................................      1,833       1,016
                                                                                     --------    --------
                                                                                       36,710      13,862
     Less current portion ........................................................     (1,809)     (1,378)
                                                                                     --------    --------
         Long-term debt ..........................................................   $ 34,901    $ 12,484
                                                                                     ========    ========

         The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement, as most recently amended on May 19, 1998, permits the Company to borrow up to $50,000,000 to finance the Company's acquisition and development projects at prime rate or LIBOR plus a spread of 1.0% to 2.25% or a combination thereof, provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 1999.

         Certain partnerships and LLCs included in the Company's consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $7,009,000. The Company and the partners or members have guaranteed payment of the loans.

         Principal payments required on long-term debt in the five years subsequent to December 31, 1999 are $1,809,000, $32,938,000, $944,000, $660,000
and $359,000.

7.   LEASES

         The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2014. Future minimum lease payments at December 31, 1999 are as follows (in thousands):

                                                                                    CAPITALIZED
   YEAR ENDED                                                                        EQUIPMENT      OPERATING
  DECEMBER 31,                                                                        LEASES         LEASES
  ------------                                                                        ------         ------
     2000                                                                             $   929        $ 5,249
     2001                                                                                 695          4,903
     2002                                                                                 313          4,434
     2003                                                                                  79          3,877
     2004                                                                                  40          2,680
     Thereafter                                                                            --          8,244
                                                                                      -------        -------
          Total minimum rentals                                                         2,056        $29,387
                                                                                                     =======
     Less amounts representing interest at rates ranging from 6.0% to 13.5%              (223)
                                                                                      -------
          Capital lease obligations                                                   $ 1,833
                                                                                      =======

         At December 31, 1999, equipment with a cost of approximately $3,013,000 and accumulated amortization of approximately $1,139,000 was held under capital lease. The Company and its limited partners have guaranteed payment of the leases. Rental expense for operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $5,314,000, $4,167,000 and $3,093,000 (see note 11).

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   PREFERRED STOCK

         Preferred stock, consisting of Series A Redeemable and Series B Convertible and originally recorded at $4,960,000, was converted to 986,950 shares of Class A Common Stock in 1998. From the time of issuance, the Series A Redeemable Preferred Stock had been accreted toward its stated amount, including potential dividends, over the redemption term. The Series B Convertible Preferred Stock was not accreted because management expected its conversion.

9.   SHAREHOLDERS' EQUITY

A.   COMMON STOCK

         The Company operated as a majority owned subsidiary of American Healthways, Inc. ("AHI"), formerly known as American Healthcorp, Inc., from 1992 until the distribution by AHI to its stockholders of the shares of the AmSurg common stock owned by it (the "Distribution") on December 3, 1997. The principal purpose of the Distribution was to enable the Company to have access to debt and equity capital markets as an independent, publicly traded company. Upon the Distribution, the Company became a publicly traded company.

         Prior to the Distribution, the Company effected a recapitalization pursuant to which every three shares of the Company's then outstanding common stock were converted into one share of Class A Common Stock. Immediately following the recapitalization, AHI exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock which differs from Class A Common Stock in that it has ten votes per share in the election and removal of directors of the Company, while the Class A Common Stock has one vote per share. Other than the election and removal of directors of the Company, the Class A Common Stock and the Class B Common Stock have equal voting and other rights. The Company does not have the right to issue additional Class B Common Stock. All shares and earnings per share data included herein have been adjusted to reflect the recapitalization. Expenses incurred in connection with the Distribution are reflected as distribution cost in the consolidated statement of operations for the year ended December 31, 1997.

         From the time of the Company's inception, the Company has sold Class A Common Stock to AHI, partners and members of certain of its partnerships and LLCs and other private investors at fair value. In addition, the Company has issued shares of Class A Common Stock in connection with acquisitions of surgery center assets. On June 17, 1998, the Company completed a public offering of 3,700,000 shares of Class A Common Stock, for net proceeds of approximately $27,600,000, which were used to repay borrowings under the Company's revolving credit facility.

B.   EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                     EARNINGS (LOSS)     SHARES      PER SHARE
                                                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                       -----------   -------------     ------

     For the year ended December 31, 1999:
         Basic earnings per share:
              Net earnings .........................................     $ 6,925         14,429        $ 0.48
         Effect of dilutive securities options .....................          --            349
                                                                         -------         ------
         Diluted earnings per share:
              Net earnings .........................................     $ 6,925         14,778        $ 0.47
                                                                         =======         ======
     For the year ended December 31, 1998:
         Basic earnings per share:
              Net earnings .........................................     $   761         12,247        $ 0.06
         Effect of dilutive convertible preferred stock ............          --            192
         Effect of dilutive securities options .....................          --            395
                                                                         -------         ------
         Diluted earnings per share:
              Net earnings .........................................     $   761         12,834        $ 0.06
                                                                         =======         ======
     For the year ended December 31, 1997:
         Net earnings ..............................................     $    76
         Less accretion of preferred stock .........................        (286)
                                                                         -------
         Basic and diluted loss per share:
              Loss available to common shareholders ................     $  (210)         9,453        $(0.02)
                                                                         =======         ======

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


C.   STOCK OPTIONS

         The Company has two stock option plans under which it has granted non-qualified options to purchase shares of Class A Common Stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. As of December 31, 1999, 299,412 shares were reserved and available for future option grants. Stock option activity for the years ended December 31, 1999, 1998 and 1997 is summarized below:

                                                             WEIGHTED
                                                              AVERAGE
                                            NUMBER OF        EXERCISE
                                             SHARES            PRICE
                                             ------            -----
     Outstanding at December 31, 1996        906,783            2.61
         Options granted ............        294,033            6.70
         Options exercised ..........         (1,500)           3.44
         Options terminated .........        (24,467)           5.21
                                           ---------
     Outstanding at December 31, 1997      1,174,849            3.56
         Options granted ............        233,902            8.76
         Options exercised ..........        (26,151)           3.18
         Options terminated .........        (38,106)           7.21
                                           ---------
     Outstanding at December 31, 1998      1,344,494            4.37
         Options granted ............        362,961            7.41
         Options exercised ..........        (33,562)           3.20
         Options terminated .........        (38,089)           7.41
                                           ---------
     Outstanding at December 31, 1999      1,635,804            5.00
                                           =========

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             ---------------------------------------        -------------------------
                                             WEIGHTED       WEIGHTED                         WEIGHTED
                                              AVERAGE        AVERAGE                          AVERAGE
        RANGE OF                NUMBER       REMAINING      EXERCISE           NUMBER        EXERCISE
     EXERCISE PRICES         OUTSTANDING    LIFE (YRS.)       PRICE          EXERCISABLE       PRICE
     ---------------         -----------    -----------       -----          -----------       -----
    $ 0.75 - $ 2.50            422,332         2.35         $ 1.06             422,332        $ 1.06
      2.51 -   4.25            201,888         4.31           3.01             201,888          3.01
      4.26 -   6.00            308,136         6.67           5.33             208,989          5.26
      6.01 -   7.75            462,194         8.74           7.16             136,781          6.75
      7.76 -   9.50            231,254         7.86           8.96              79,083          8.91
      9.51 -  10.13             10,000         8.32          10.08               2,502         10.08
                             ---------                                       ---------
      0.75 -  10.13          1,635,804         6.03           5.00           1,051,575          3.62
                             =========                                       =========

         The Company accounts for its stock options issued to employees and outside directors pursuant to APB No. 25. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in 1999, 1998 and 1997 were $4.48, $4.79 and $3.93 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of seven years and a forfeiture rate of 3% in 1999, 1998 and 1997 and an average risk free interest rate of 5.2%, 5.6% and 6.4% in 1999, 1998 and 1997, respectively. The Company also assumed a volatility rate of 60% and 50% in 1999 and 1998, respectively, based on its own volatility and 54% in 1997 based upon the volatility rate of AHI. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the years ended December 31, 1999, 1998 and 1997 net earnings (loss) and net earnings
(loss) per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                                1999          1998         1997
                                                                             ---------     ---------    ---------
     Net earnings (loss) available to common shareholders:
         As reported ...................................................     $   6,925     $     761    $    (210)
         Pro forma .....................................................         6,091           152         (690)
     Basic earnings (loss) per share available to common shareholders:
         As reported ...................................................          0.48          0.06        (0.02)
         Pro forma .....................................................          0.42          0.01        (0.07)
     Diluted earnings (loss) per share available to common shareholders:
         As reported ...................................................          0.47          0.06        (0.02)
         Pro forma .....................................................          0.41          0.01        (0.07)

10.  INCOME TAXES

         Total income tax expense for the year ended December 31, 1999, 1998 and 1997 was allocated as follows (in thousands):

                                                                             1999         1998        1997
                                                                            -------      -------      ------
     Income from operations ...........................................     $ 4,414      $ 1,047      $1,774
     Cumulative effect of a change in the method in which pre-opening
       costs are recorded .............................................         (84)          --          --
     Shareholders' equity, for compensation expense for tax purposes in
       excess of amounts recognized for financial reporting purposes ..          (9)         (42)         --
                                                                            -------      -------      ------
         Total income tax expense .....................................     $ 4,321      $ 1,005      $1,774
                                                                            =======      =======      ======

         Income tax expense from operations for the years ended December 31, 1999, 1998 and 1997 is comprised of the following (in thousands):

                                                                              1999         1998        1997
                                                                            -------      -------      ------
     Current:
         Federal ......................................................     $ 3,010      $   220      $1,188
         State ........................................................         560          302         253
     Deferred .........................................................         844          525         333
                                                                            -------      -------      ------
              Income tax expense ......................................     $ 4,414      $ 1,047      $1,774
                                                                            =======      =======      ======

         Income tax expense from operations for the years ended December 31, 1999, 1998 and 1997 differed from the amount computed by applying the U.S. Federal income tax rate of 34 percent to earnings before income taxes as a result of the following (in thousands):

                                                                             1999         1998        1997
                                                                            -------      -------      ------
     Statutory Federal income tax .....................................     $ 3,898      $   615      $  629
     State income taxes, net of Federal income tax benefit ............         515           71         188
     Increase (decrease) in valuation allowance .......................          (8)         (10)        (26)
     Non-deductible distribution cost and net loss on sale of assets ..          --          324         812
     Other ............................................................           9           47         171
                                                                            -------      -------      ------
         Income tax expense ...........................................     $ 4,414      $ 1,047      $1,774
                                                                            =======      =======      ======


                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                                         1999         1998
                                                                                        -------      -------
     Deferred tax assets:
         Allowance for uncollectible accounts .....................................     $   504      $   475
         State net operating losses ...............................................          25           26
         Other ....................................................................          86           32
                                                                                        -------      -------
         Gross deferred tax assets ................................................         615          533
         Valuation allowance ......................................................         (16)         (24)
                                                                                        -------      -------
              Net deferred tax assets .............................................         599          509

     Deferred tax liabilities:
         Property and equipment, principally due to difference in depreciation ....         185          197
         Excess of cost over net assets of purchased operations, principally due to
           differences in amortization ............................................       2,494        1,632
                                                                                        -------      -------
         Gross deferred tax liabilities ...........................................       2,679        1,829
                                                                                        -------      -------
              Net deferred tax liability ..........................................     $ 2,080      $ 1,320
                                                                                        =======      =======

         The net deferred tax liability at December 31, 1999 and 1998, is recorded as follows (in thousands):

                                                                                         1999         1998
                                                                                        -------      -------
     Current deferred income tax asset ............................................     $   590      $   507
     Noncurrent deferred income tax liability .....................................       2,670        1,827
                                                                                        -------      -------
         Net deferred tax liability ...............................................     $ 2,080      $ 1,320
                                                                                        =======      =======

         The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

11.  RELATED PARTY TRANSACTIONS

         The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $2,516,000, $2,378,000 and $2,199,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company reimburses certain of its limited partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $10,857,000, $9,652,000 and $7,025,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Included in other operating expenses for the year ended December 31, 1997 is $382,000 paid to AHI for management and financial services provided by AHI to the Company. These expenses were incurred pursuant to an agreement under which AHI was paid for the services of AHI's chief executive officer and chief financial officer as well as ongoing accounting and tax services for surgery center and corporate operations. Upon the Distribution, the Company issued to AHI's chief executive officer and chief financial officer, who also serve as directors of the Company, restricted shares of Class A Common Stock valued at approximately $350,000, in accordance with an agreement in which they provided advisory services to the Company through December 3, 1999. Deferred compensation associated with the restricted stock was amortized over the term of the agreement.

         The Company also rented approximately 15,000 square feet of office space from AHI pursuant to a sublease which expired in December 1999. Included in other operating expenses is $271,000 related to this sublease for the year ended December 31, 1997, the last annual period in which AHI held an interest in the Company.

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

13.  SUBSEQUENT EVENTS

         On January 21, 2000, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $4,628,000.

         On January 31, 2000, the Company signed a definitive agreement with Physicians Resource Group, Inc. ("PRG") for the purchase of PRG's majority ownership interest in 11 surgery centers for approximately $40,000,000. During the period of time in which the Company and PRG expect to consummate this transaction, the Company is to manage the operations of these 11 centers as well as four additional centers under a management agreement beginning on January 1, 2000.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                                               1999            1998            1997
                                                                             --------        --------        --------
     Cash paid during the year for:
         Interest ....................................................       $  1,139        $  1,573           1,584
         Income taxes, net of refunds ................................          3,475             229           1,398

     Noncash investing and financing activities:
         Capital lease obligations incurred to acquire equipment .....          1,202             799             333
         Conversion of preferred stock ...............................             --           5,267              --
         Note received for sale of a partnership interest ............            245           1,945              --
         Conversion of note to partnership interest ..................          2,047              --              --
         Forgiveness of debt and treasury stock received in connection
           with sale of a partnership interest .......................             --              --             808
         Effect of acquisitions:
              Assets acquired, net of cash ...........................         31,864          22,810          15,253
              Liabilities assumed ....................................         (2,483)         (1,409)           (763)
              Issuance of common stock ...............................         (1,099)           (451)         (1,847)
              Purchase price payable .................................         (1,638)         (2,385)             --
                                                                             --------        --------        --------
                  Payment for assets acquired ........................       $ 26,644        $ 18,565        $ 12,643
                                                                             ========        ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors of the Company, set forth in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2000, under the caption "Election of Directors," is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

         Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 19, 2000, under the caption "Stock Ownership," is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the executive officers of the Company, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 19, 2000, under the caption "Executive Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 19, 2000, under the caption "Stock Ownership," is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions, set forth in the Company's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held May 19, 2000, under the caption "Certain Relationships and Related Transactions," is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

(1)      FINANCIAL STATEMENTS:  See Item 8 herein.

(2)      FINANCIAL STATEMENT SCHEDULES:
              Independent Auditors' Report ................................  S-1
              Schedule II - Valuation and Qualifying Accounts .............  S-2

                  All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)      EXHIBITS

        EXHIBIT                        DESCRIPTION
        -------                        -----------
         2.1      Amended and Restated Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form
                  10, as amended)
         2.2      Exchange Agreement (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10, as amended)
         2.3      Membership Purchase Agreement, dated June 15, 1999, by and among AmSurg Holdings, Inc., AmSurg Corp. and Northside
                  Gastroenterology Endoscopy Center, LLC (incorporated by
                  reference to Exhibit 2 of the Current Report on Form 8-K,
                  dated July 1, 1999)
         2.4      Asset Purchase Agreement, dated September 24, 1999, by and among AmSurg Holdings, Inc., AmSurg Corp. and Mid-Florida
                  Surgery Center, Inc. (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K, dated October 8, 1999, as amended)
         2.5      Asset Purchase Agreement, dated September 30, 1999, by and among AmSurg Holdings, Inc. and the shareholders of Ocean
                  Surgical Pavilion, Inc. (incorporated by reference to Exhibit
                  2 of the Current Report on Form 8-K, dated October 8, 1999, as amended)
         2.6      Asset Purchase Agreement, dated December 31, 1998, by and among
                  AmSurg Holdings, Inc., AmSurg Corp. and Gulf Coast Endoscopy
                  Center, Inc. (incorporated by reference to Exhibit 2.1 of the
                  Current Report on Form 8-K, dated November 23, 1999)
         2.7      Amendment to Asset Purchase Agreement, dated as of November 1,
                  1999, by and among AmSurg Holdings, Inc., AmSurg Corp. and Gulf
                  Coast Endoscopy Center, Inc. (incorporated by reference to
                  Exhibit 2.2 of the Current Report on Form 8-K, dated November
                  23, 1999)
         2.8      Asset Purchase Agreement, dated effective as of December 1,
                  1999, by and between AmSurg La Jolla, Inc. and La Jolla
                  Gastroenterology Medical Group, Inc. (incorporated by
                  reference to Exhibit 2 of the Current Report on Form 8-K,
                  dated December 21, 1999)
         2.9      Asset Purchase Agreement, dated December 31, 1999, by and among
                  AmSurg Burbank, Inc., AmSurg Corp. and Pacific Eye Surgery
                  Center, LLC (incorporated by reference to Exhibit 2 of the
                  Current Report on Form 8-K, dated January 14, 2000)
         2.10     Acquisition Agreement, dated January 31, 2000, by and among
                  Physicians Resource Group, Inc., AmSurg Corp., and other
                  entities (incorporated by reference to Exhibit 99.1 of the
                  Current Report on Form 8-K, dated February 15, 2000, of
                  Physicians Resource Group, Inc.)
         2.11     Agreement of Dissolution of Partnership and Asset Purchase,
                  dated January 21, 2000, by and among AmSurg Glendale, Inc., R.
                  Phillip Doss and the limited partners of American Surgery
                  Centers of Glendale, Ltd. (incorporated by reference to
                  Exhibit 2.1 of the Current Report on Form 8-K, dated February
                  7, 2000)
         3.1      Amended and Restated Charter of AmSurg (incorporated by
                  reference to Exhibit 3 of the Current Report on Form 8-K,
                  dated December 3, 1999, restated electronically for SEC filing purposes only)
         3.2      Amended and Restated Bylaws of AmSurg (incorporated by
                  reference to Exhibit 3.2 to the Registration Statement on Form
                  10, as amended)
         4.1      Specimen certificate representing the Class A Common Stock
                  (incorporated by reference to Exhibit 4.1 to the Registration
                  Statement on Form 10, as amended)
         4.2      Specimen certificate representing the Class B Common Stock
                  (incorporated by reference to Exhibit 4.2 to the Registration
                  Statement on Form 10, as amended)
         4.3      Preferred Stock Purchase Agreement, dated November 20, 1996, by and among AmSurg, Electra Investment Trust P.L.C., Capitol
                  Health Partners, L.P. and Michael E. Stephens (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form
                  10, as amended)
         4.4      Rights Agreement, dated December 2, 1999, between AmSurg Corp.
                  and SunTrust Bank Atlanta, including the Form of Rights
                  Certificate (Exhibit A), the Form of Summary of Rights
                  (Exhibit B) and the Form of Articles of Amendment to the
                  Amended and Restated Charter of AmSurg Corp. (Exhibit C)
                  (incorporated by reference to Exhibit 4 of the Current Report on Form 8-K, dated December 3, 1999)
         10.1     Form of Management and Human Resources Agreement between
                  AmSurg and AHI (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10, as amended)
         10.2     Registration Agreement, dated April 2, 1992, as amended
                  November 30, 1992, and November 20, 1996 among AmSurg and
                  certain named investors therein (incorporated by reference to
                  Exhibit 10.2 to the Registration Statement on Form 10, as
                  amended)
         10.3     * Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit
                  10.3 to the Registration Statement on Form 10, as amended)
         10.4     Third Amended and Restated Loan Agreement, dated as of May 19,
                  1998, among AmSurg, SunTrust Bank, Nashville, N.A., and
                  NationsBank of Tennessee, N.A., as amended on May 6, 1997 and
                  September 2, 1997 (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1, as amended)

        EXHIBIT                        DESCRIPTION
        -------                        -----------

         10.5     First Amendment to Amended and Restated Revolving Credit Note,
                  dated as of March 13, 2000, by and between AmSurg and SunTrust
                  Bank
         10.6     First Amendment to Amended and Restated Revolving Credit
                  Note, dated as of March 13, 2000, by and between AmSurg and
                  Bank of America, N.A.
         10.7     Sublease dated June 9, 1996 between AHI and AmSurg
                  (incorporated by reference to Exhibit 10.5 to the Registration
                  Statement on Form 10, as amended)
         10.8     * 1992 Stock Option Plan (incorporated by reference to Exhibit
                  10.7 to the Registration Statement on Form 10, as amended)
         10.9     * 1997 Stock Incentive Plan, as amended (incorporated by
                  reference to Exhibit 4.1 to the Registration Statement on Form
                  S-8, dated March 30, 2000)
         10.10    * Form of Employment Agreement with executive officers
                  (incorporated by reference to Exhibit 10.9 to the Registration
                  Statement on Form 10, as amended)
         10.11    * Form of Advisory Agreement with Thomas G. Cigarran and Henry
                  D. Herr (incorporated by reference to Exhibit 10.10 to the
                  Registration Statement on Form 10, as amended)
         10.12    * Agreement dated April 11, 1997 between AmSurg and Rodney H.
                  Lunn (incorporated by reference to Exhibit 10.11 to the
                  Registration Statement on Form 10, as amended)
         10.13    * Agreement dated April 11, 1997 between AmSurg and David L.
                  Manning (incorporated by reference to Exhibit 10.12 to the
                  Registration Statement on Form 10, as amended)
         10.14    * Medical Director Agreement dated as of January 1, 1998,
                  between the Company and Bergein F. Overholt, M.D.
                  (incorporated by reference to Exhibit 10 of the Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1998)
         10.15    Lease Agreement dated February 24, 1999 between Burton Hills
                  III, L.L.C. and AmSurg (incorporated by reference to Exhibit
                  10.1 of the Quarterly Report on Form 10-Q for the quarter
                  ended June 30, 1999)
         21       Subsidiaries of AmSurg
         23       Consent of Independent Auditors
         27       Financial Data Schedule

         -----------------


         * Management contract or compensatory plan, contract or arrangement

(b)      Reports on Form 8-K

                The Company filed a report on Form 8-K dated October 8, 1999 during the quarter ended December 31, 1999 to report the acquisition of an undivided 54% interest in the assets comprising the business operations of an ambulatory surgery center in Mount Dora, Florida.

                The Company filed a report on Form 8-K dated October 8, 1999 during the quarter ended December 31, 1999 to report the acquisition of a 100% interest in certain intangible assets owned by the shareholders of Ocean Surgical Pavilion, Inc., the owner of an endoscopy center located in Oakhurst, New Jersey.

                The Company filed a report on Form 8-K dated November 23, 1999 during the quarter ended December 31, 1999 to report the acquisition of an undivided 51% ownership interest in the assets comprising the business operations of an ambulatory surgery center in Cape Coral, Florida.

                The Company filed a report on Form 8-K dated December 21, 1999 during the quarter ended December 31, 1999 to report the acquisition of an undivided 51% ownership interest in the assets comprising the business operations of an ambulatory surgery center in La Jolla, California.

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


                                    AMSURG CORP.


         March 27, 2000             By: /s/ Ken P. McDonald
                                        ----------------------------------------
                                        Ken P. McDonald
                                        (President and Chief Executive Officer)

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

             SIGNATURE                                TITLE                                       DATE
             ---------                                -----                                       ----


     /s/ Thomas G. Cigarran                    Chairman of the Board                           March 27, 2000
---------------------------------------
         Thomas G. Cigarran


     /s/ James A. Deal                         Director                                        March 27, 2000
---------------------------------------
         James A. Deal


     /s/ Steven I. Geringer                    Director                                        March 27, 2000
---------------------------------------
         Steven I. Geringer


     /s/ Debora A. Guthrie                     Director                                        March 27, 2000
---------------------------------------
         Debora A. Guthrie


     /s/ Henry D. Herr                         Director                                        March 27, 2000
---------------------------------------
         Henry D. Herr


     /s/ Bergein F. Overholt, M.D.             Director                                        March 27, 2000
---------------------------------------
         Bergein F. Overholt, M.D.


     /s/ Ken P. McDonald                       President, Chief Executive Officer and          March 27, 2000
---------------------------------------        Director
         Ken P. McDonald                       (Principal Executive Officer)


     /s/ Claire M. Gulmi                       Senior Vice President, Chief Financial          March 27, 2000
---------------------------------------        Officer and Secretary
         Claire M. Gulmi                       (Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the consolidated financial statements of AmSurg Corp. (the "Company") as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, and have issued our report thereon dated February 16, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 16, 2000

                                  AMSURG CORP.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 BALANCE AT      CHARGED TO     CHARGED TO                     BALANCE AT
                                                  BEGINNING       COST AND         OTHER                         END OF
                                                  OF PERIOD       EXPENSES      ACCOUNTS(1)   DEDUCTIONS(2)      PERIOD
                                                  ---------       --------      -----------   -------------      ------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS INCLUDED
   UNDER THE BALANCE SHEET CAPTION "ACCOUNTS
   RECEIVABLE":

     Year ended December 31, 1999                 $1,937,765     $3,075,703      $193,164       $2,941,461     $2,265,171
                                                  ==========     ==========      ========       ==========     ==========
     Year ended December 31, 1998                 $1,436,468     $2,862,112      $167,885       $2,528,700     $1,937,765
                                                  ==========     ==========      ========       ==========     ==========
     Year ended December 31, 1997                 $1,272,651     $1,534,992      $673,758       $2,044,933     $1,436,468
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