Form 10-Q
period 2000-03-31
AMSURG CORP
filed 2000-05-11
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

Yes [X] No [ ]


           As of May 10, 2000, there were outstanding 9,769,108 shares of the Registrant's Class A Common Stock, no par value and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (ALL DOLLAR AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                  MARCH 31,  DECEMBER 31,
                                                                                    2000         1999
                                                                                  --------     --------
                                 ASSETS

Current assets:
     Cash and cash equivalents ..............................................     $  6,316     $  9,523
     Accounts receivable, net of allowance of $2,343 and $2,266, respectively       18,340       17,462
     Supplies inventory .....................................................        2,035        2,077
     Deferred income taxes ..................................................          590          590
     Prepaid and other current assets .......................................        1,549        1,608
                                                                                  --------     --------
              Total current assets ..........................................       28,830       31,260

Long-term receivables and deposits ..........................................        1,998        2,036
Property and equipment, net .................................................       28,722       27,995
Intangible assets, net ......................................................       80,258       76,577
                                                                                  --------     --------
              Total assets ..................................................     $139,808     $137,868
                                                                                  ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ......................................     $  1,950     $  1,809
     Notes payable ..........................................................           --        1,238
     Accounts payable .......................................................        2,387        1,915
     Accrued salaries and benefits ..........................................        1,407        2,204
     Other accrued liabilities ..............................................        2,212        2,594
     Current income taxes payable ...........................................        1,602          471
                                                                                  --------     --------
              Total current liabilities .....................................        9,558       10,231

Long-term debt ..............................................................       35,519       34,901
Deferred income taxes .......................................................        2,670        2,670
Minority interest ...........................................................       17,280       17,358

Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 9,760,278 and
           9,760,228 shares outstanding, respectively .......................       49,443       49,393
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ...............................................       13,529       13,529
     Retained earnings ......................................................       11,809        9,786
                                                                                  --------     --------
              Total shareholders' equity ....................................       74,781       72,708
                                                                                  --------     --------
              Total liabilities and shareholders' equity ....................     $139,808     $137,868
                                                                                  ========     ========

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
       (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                           2000         1999
                                                                                          -------     --------
Revenues ............................................................................     $31,633     $ 23,394

Operating expenses:
     Salaries and benefits ..........................................................       8,548        6,529
     Other operating expenses .......................................................      10,644        8,183
     Depreciation and amortization ..................................................       2,282        1,696
                                                                                          -------     --------
         Total operating expenses ...................................................      21,474       16,408
                                                                                          -------     --------
         Operating income ...........................................................      10,159        6,986

Minority interest ...................................................................       6,158        4,209
Interest expense, net of interest income ............................................         711          233
                                                                                          -------     --------
         Earnings before income taxes and cumulative effect of an accounting change..       3,290        2,544

Income tax expense ..................................................................       1,267          979
                                                                                          -------     --------
         Net earnings before cumulative effect of an accounting change ..............       2,023        1,565

Cumulative effect of the change in the method in which pre-opening costs are recorded          --         (126)
                                                                                          -------     --------
         Net earnings ...............................................................     $ 2,023     $  1,439
                                                                                          =======     ========
Basic earnings per common share:
     Net earnings before cumulative effect of an accounting change ..................     $  0.14     $   0.11
     Net earnings ...................................................................     $  0.14     $   0.10

Diluted earnings per common share:
     Net earnings before cumulative effect of an accounting change ..................     $  0.14     $   0.11
     Net earnings ...................................................................     $  0.14     $   0.10

Weighted average number of shares and share equivalents outstanding:
     Basic ..........................................................................      14,547       14,323
     Diluted ........................................................................      14,867       14,719




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              2000         1999
                                                                                             -------      -------
Cash flows from operating activities:
     Net earnings ......................................................................     $ 2,023      $ 1,439
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest .............................................................       6,158        4,209
         Distributions to minority partners ............................................      (6,757)      (3,410)
         Depreciation and amortization .................................................       2,282        1,696
         Amortization of deferred compensation on restricted stock .....................          --           34
         Cumulative effect of an accounting change .....................................          --          126
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................        (435)      (1,557)
              Supplies inventory .......................................................          77            2
              Prepaid and other current assets .........................................          59            8
              Other assets .............................................................          25           --
              Accounts payable .........................................................         457          256
              Accrued expenses and other liabilities ...................................         (48)         704
              Other, net ...............................................................         (44)          12
                                                                                             -------      -------
              Net cash flows provided by operating activities ..........................       3,797        3,519

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................      (4,854)         (86)
     Acquisition of property and equipment .............................................      (1,509)      (1,161)
     Decrease in long-term receivables .................................................          38           68
                                                                                             -------      -------
              Net cash flows used by investing activities ..............................      (6,325)      (1,179)

Cash flows from financing activities:
     Repayment of notes payable ........................................................      (1,188)      (2,385)
     Proceeds from long-term borrowings ................................................       5,500          583
     Repayment on long-term borrowings .................................................      (5,200)      (1,615)
     Net proceeds from issuance of common stock ........................................          --           20
     Proceeds from capital contributions by minority partners ..........................         213          298
     Financing cost incurred ...........................................................          (4)          --
                                                                                             -------      -------
              Net cash flows used by financing activities ..............................        (679)      (3,099)
                                                                                             -------      -------
Net decrease in cash and cash equivalents ..............................................      (3,207)        (759)
Cash and cash equivalents, beginning of period .........................................       9,523        6,070
                                                                                             -------      -------
Cash and cash equivalents, end of period ...............................................     $ 6,316      $ 5,311
                                                                                             =======      =======



See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


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

         The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

(2)  LONG-TERM DEBT

         In March 2000, the Company amended its loan agreement in order to extend the due date of its $50,000,000 credit facility to January 1, 2002.

         On May 5, 2000, the Company refinanced and amended its revolving credit facility to permit the Company to borrow up to $100,000,000 to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. Borrowings under the amended credit facility are due on May 5, 2003.

(3)  ACQUISITIONS AND OTHER TRANSACTIONS

         On January 21, 2000, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $4,628,000.

         On January 31, 2000, the Company signed a definitive agreement with Physicians Resource Group, Inc. ("PRG") for the purchase of PRG's majority ownership interest in 11 surgery centers for approximately $40,000,000. Until the closing of this transaction, the Company is to manage the operations of these 11 centers as well as four additional centers under a management agreement beginning on January 1, 2000.

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

         Forward-looking statements and the Company's liquidity, financial condition and results of operations may be affected by the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; risks associated with the Company's status as a general partner of the limited partnerships; and risks relating the Company's technological systems. Additionally, with regard to the pending transaction with Physicians Resource Group, Inc. ("PRG"), factors include, but are not limited to, the parties' respective ability to meet all the conditions of the definitive agreement and the consummation of the transactions contemplated thereunder; the Company's ability to enter into partnership or operating agreements with the physician owners of PRG surgery centers; the Company's ability to effectively integrate the operations of the PRG surgery centers into its operations; and the Company's ability to operate the PRG surgery centers profitably.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practices. As of March 31, 2000, the Company owned a majority interest (51% or greater) in 65 surgery centers and had established seven start-up specialty physician networks, of which it was the majority owner (51%) of six of such networks.

         The following table presents the changes in the number of surgery centers in operation and centers under development during the three months ended March 31, 2000 and 1999. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ------------------
                                                           2000         1999
                                                           ----         ----
     Centers in operation, beginning of period..            63            52
     New center acquisitions placed in operation             1            --
     New development centers placed in operation             1            --
                                                           ---           ----
     Centers in operation, end of period .......            65            52
                                                           ====          ====
     Centers under development, end of period ..            11             8
                                                           ====          ====

         Of the surgery centers in operation as of March 31, 2000, 46 centers perform gastrointestinal endoscopy procedures, 16 centers perform ophthalmology surgery procedures, one center performs orthopaedic procedures, one center performs otolaryngology procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which, with the exception of one, the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of March 31, 2000, five networks had secured managed care contracts and were operational.

         The Company intends to expand through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties. In addition, the Company believes that its surgery centers, combined with its relationships with specialty physician practices in the surgery centers' markets, will provide the Company with other opportunities for growth from specialty network development. By using its surgery centers as a base to develop specialty physician networks that are designed to serve large numbers of covered lives, the Company believes that it will strengthen its market position in contracting with managed care organizations.

         On January 31, 2000, the Company signed a definitive agreement with PRG for the purchase of a portion of PRG's ownership interest in 11 single specialty ophthalmology ambulatory surgery centers for approximately $40 million in cash. In addition, the Company may purchase additional centers from PRG upon completion of satisfactory due diligence. As a part of this agreement, the Company began managing these 11 centers and an additional four centers the Company may purchase upon completion of negotiations with PRG. PRG has filed for bankruptcy in the United States Bankruptcy Court for the Northern District of Texas.

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

         Practice-based ambulatory surgery centers such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 39% and 44% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the three months ended March 31, 2000 and 1999, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

RESULTS OF OPERATIONS

         The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2000 and 1999:

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           ------------------
                                                                                           2000          1999
                                                                                          ------        ------
     Revenues ...................................................................          100.0%        100.0%

     Operating expenses:
         Salaries and benefits ..................................................           27.0          27.9
         Other operating expenses ...............................................           33.7          35.0
         Depreciation and amortization ..........................................            7.2           7.2
                                                                                          ------        ------
              Total operating expenses ..........................................           67.9          70.1
                                                                                          ------        ------
              Operating income ..................................................           32.1          29.9

     Minority interest ..........................................................           19.5          18.0
     Other expenses:
         Interest expense, net of interest income ...............................            2.2           1.0
                                                                                          ------        ------
              Earnings before income taxes and cumulative effect of an accounting
                  change ........................................................           10.4          10.9

     Income tax expense .........................................................            4.0           4.2
                                                                                          ------        ------
              Net earnings before cumulative effect of an  accounting change ....            6.4           6.7
     Cumulative effect of the change in the method in which pre-opening costs
         are recorded ...........................................................             --          (0.6)

              Net earnings ......................................................            6.4%          6.1%
                                                                                          ======        ======

         Revenues were $31.6 million in the three months ended March 31, 2000, an increase of $8.2 million, or 35%, over revenues in the comparable period. The increase is primarily attributable to additional centers in operation during the three months ended March 31, 2000. Same-center revenues in the three months ended March 31, 2000, increased by 10%. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 2000 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $8.5 million in the three months ended March 31, 2000, an increase of $2.0 million, or 31%, over salaries and benefits expense in the comparable 1999 period. This increase resulted primarily from additional centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth.

         Other operating expenses were $10.6 million in the three months ended March 31, 2000, an increase of $2.5 million, or 30%, over other operating expenses in the comparable 1999 period. This increase resulted primarily from additional centers in operation.

         The Company anticipates further increases in operating expenses in 2000, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens. The Company had 11 centers under development at March 31, 2000.

         Depreciation and amortization expense increased $586,000, or 35%, in the three months ended March 31, 2000, over the comparable 1999 period, primarily due to 13 additional surgery centers in operation in the 2000 period compared to the 1999 period.

         The minority interest in earnings in the three months ended March 31, 2000 increased by $1.9 million, or 46%, over the comparable 1999 period primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Minority interest as a percentage of revenues increased in the three months ended March 31, 2000 over the comparable 1999 period primarily as a result of additional same-center revenues which provide for greater profit margins at the partnership or LLC level.

         Interest expense increased $478,000, or 205%, in the three months ended March 31, 2000 from the comparable 1999 period. This increase was the result of an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers and interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         The Company recognized income tax expense of $1.3 million in the three months ended March 31, 2000, compared to $1.0 million in the comparable 1999 period. The Company's effective tax rate in the three months ended March 31, 2000 and 1999 was 38.5% of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

         Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999, the Company adopted Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, the Company expensed $126,000, net of minority interest and income taxes, as a cumulative effect of an accounting change.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had working capital of $19.3 million compared to $15.2 million at the comparable 1999 period. Operating activities for the three months ended March 31, 2000, generated $3.8 million in cash flows compared to $3.5 million in the comparable 1999 period. Cash and cash equivalents at March 31, 2000 and 1999 were $6.3 million and $5.3 million, respectively.

         During the three months ended March 31, 2000, the Company used approximately $4.9 million to acquire an interest in a practice-based ambulatory surgery center and to satisfy liabilities related to direct acquisition costs associated with the acquisitions of interests in practice-based ambulatory surgery centers completed in prior periods. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $1.5 million in the three months ended March 31, 2000, of which approximately $213,000 was funded from the capital contributions of the Company's minority partners. The Company used its existing cash and cash flows from operations to fund its development obligations.

         The Company also used approximately $888,000, net of new borrowings, from its existing cash and cash flows from operations to repay notes payable and borrowings on long-term debt.

         At March 31, 2000, borrowings under the Company's revolving credit facility were $32.1 million and are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. In March 2000, the Company amended the loan agreement to extend the due date of the credit facility to January 1, 2002. The loan agreement permits the Company to borrow up to $50.0 million to finance the Company's acquisition and development projects at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.0% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.15% and 0.40% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at March 31, 2000.

         On May 5, 2000, the Company refinanced and amended its revolving credit facility to permit the Company to borrow up to $100.0 million to finance the Company's acquisition and development projects, including the pending PRG transaction, at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain covenants in addition to the covenants already contained in the original credit facility. Borrowings under the amended credit facility are due on May 5, 2003, and are secured by a pledge of the stock of the Company's subsidiaries and the Company's membership interest in the LLCs.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act, enacted in November 1999, requires HCFA to either update the surgery center cost survey used in the proposed rule or to phase the new rates and methodology into use over a three-year period. The rule is expected to be revised and published in the summer of 2000 and the Company expects the earliest implementation date to be July 1, 2000. There can be no assurance that the final rule will not adversely impact the Company's financial condition, results of operations and business prospects.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. In May 2000 the Company amended, refinanced and increased its credit facility in order to provide for additional borrowings for acquisitions and developments, and accordingly, the Company will now experience higher interest rates than were provided for under the credit facility prior to this recent amendment. Although there can be no assurances that interest rates will not further change significantly, the Company does not expect such changes in interest rates to have a material effect on income or cash flows in 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among the Company, SunTrust Bank, as administrative agent, Bank of America, N.A., as syndication agent, and various banks and other financial institutions.

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated January
                  14, 2000, during the quarter ended March 31, 2000 to report the acquisition of an undivided 51% interest in the assets comprising the business operations of an ambulatory surgery center in Burbank, California.

                           The Company filed a report on Form 8-K, dated
                  February 7, 2000, during the quarter ended March 31, 2000 to report the acquisition of an undivided 51% interest in the assets comprising the business operations of an ambulatory surgery center in Glendale, California.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMSURG CORP.


Date:  May 11, 2000                  By:  /s/  Claire M. Gulmi
                                          --------------------------------------
                                          CLAIRE M. GULMI

                                          Senior Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Duly Authorized Officer)