Form 10-Q
period 2000-06-30
AMSURG CORP
filed 2000-08-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

Yes [X]                  No [ ]

           As of August 11, 2000, there were outstanding 9,787,276 shares of the Registrant's Class A Common Stock, no par value and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (ALL DOLLAR AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                  JUNE 30,   DECEMBER 31,
                                                                                    2000        1999
                                                                                  --------     --------
                                 ASSETS

Current assets:
     Cash and cash equivalents.................................................   $  6,945     $  9,523
     Accounts receivable, net of allowance of $2,079 and $2,266, respectively..     20,566       17,462
     Supplies inventory........................................................      2,208        2,077
     Deferred income taxes.....................................................        590          590
     Prepaid and other current assets..........................................      1,646        1,608
                                                                                  --------     --------
              Total current assets.............................................     31,955       31,260

Long-term receivables and deposits.............................................      1,946        2,036
Property and equipment, net....................................................     30,304       27,995
Intangible assets, net.........................................................     87,034       76,577
                                                                                  --------     --------
              Total assets.....................................................   $151,239     $137,868
                                                                                  ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt.........................................   $  1,992     $  1,809
     Notes payable.............................................................         --        1,238
     Accounts payable..........................................................      2,760        1,915
     Accrued salaries and benefits.............................................      2,351        2,204
     Other accrued liabilities.................................................      2,345        2,594
     Current income taxes payable..............................................      1,303          471
                                                                                  --------     --------
              Total current liabilities........................................     10,751       10,231

Long-term debt.................................................................     42,359       34,901
Deferred income taxes..........................................................      2,670        2,670
Minority interest..............................................................     18,452       17,358

Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 9,779,776 and
           9,760,228 shares outstanding, respectively..........................     49,464       49,393
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding..................................................     13,529       13,529
     Retained earnings.........................................................     14,014        9,786
                                                                                  --------     --------
              Total shareholders' equity.......................................     77,007       72,708
                                                                                  --------     --------
              Total liabilities and shareholders' equity.......................   $151,239     $137,868
                                                                                  ========     ========


See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
       (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                    JUNE 30,              JUNE 30,
                                                              ------------------    ------------------
                                                               2000       1999       2000       1999
                                                              -------   --------    -------   --------
Revenues ..................................................   $34,590   $ 24,677    $66,223   $ 48,071

Operating expenses:
     Salaries and benefits ................................    10,181      6,801     18,729     13,330
     Other operating expenses .............................    10,590      8,228     21,234     16,411
     Depreciation and amortization ........................     2,335      1,718      4,617      3,414
     Gain on sale of assets ...............................        --        (33)        --        (33)
                                                              -------   --------    -------   --------
         Total operating expenses .........................    23,106     16,714     44,580     33,122
                                                              -------   --------    -------   --------
         Operating income .................................    11,484      7,963     21,643     14,949

Minority interest .........................................     6,985      4,942     13,143      9,151
Interest expense, net of interest income ..................       914        202      1,625        435
                                                              -------   --------    -------   --------
         Earnings before income taxes and cumulative effect
           of an accounting change ........................     3,585      2,819      6,875      5,363

Income tax expense ........................................     1,380      1,086      2,647      2,065
                                                              -------   --------    -------   --------
         Net earnings before cumulative effect of an
           accounting change ..............................     2,205      1,733      4,228      3,298

Cumulative effect of the change in the method in which
  pre-opening costs are recorded ..........................        --         --         --       (126)
                                                              -------   --------    -------   --------
         Net earnings .....................................   $ 2,205   $  1,733    $ 4,228   $  3,172
                                                              =======   ========    =======   ========
Basic earnings per common share:
     Net earnings before cumulative effect of an accounting
        change ............................................   $  0.15   $   0.12    $  0.29   $   0.23
     Net earnings .........................................   $  0.15   $   0.12    $  0.29   $   0.22

Diluted earnings per common share:
     Net earnings before cumulative effect of an accounting
       change .............................................   $  0.15   $   0.12    $  0.28   $   0.22
     Net earnings .........................................   $  0.15   $   0.12    $  0.28   $   0.22

Weighted average number of shares and share
  equivalents outstanding:
     Basic ................................................    14,561     14,359     14,559     14,341
     Diluted ..............................................    14,856     14,700     14,866     14,710







See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           -------------------
                                                                                             2000       1999
                                                                                           --------    -------
Cash flows from operating activities:
     Net earnings ......................................................................   $  4,228    $ 3,172
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest .............................................................     13,143      9,151
         Distributions to minority partners ............................................    (13,013)    (7,906)
         Depreciation and amortization .................................................      4,617      3,414
         Amortization of deferred compensation on restricted stock .....................         --         68
         Net gain on sale of assets ....................................................         --        (33)
         Cumulative effect of an accounting change .....................................         --        126
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................     (1,847)    (1,593)
              Supplies inventory .......................................................          8       (226)
              Prepaid and other current assets .........................................        (38)      (310)
              Other assets .............................................................         93         57
              Accounts payable .........................................................        737         43
              Accrued expenses and other liabilities ...................................        652        716
              Other, net ...............................................................        (92)       (16)
                                                                                           --------    -------
              Net cash flows provided by operating activities ..........................      8,488      6,663

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................    (12,378)    (3,604)
     Acquisition of property and equipment .............................................     (3,887)    (1,719)
     Proceeds from sale of assets ......................................................         --         26
     Decrease (increase) in long-term receivables ......................................         82       (192)
                                                                                           --------    -------
              Net cash flows used by investing activities ..............................    (16,183)    (5,489)

Cash flows from financing activities:
     Repayment of notes payable ........................................................     (1,188)    (2,385)
     Proceeds from long-term borrowings ................................................     13,650      5,933
     Repayment on long-term borrowings .................................................     (6,753)    (7,540)
     Net proceeds from issuance of common stock ........................................         21        107
     Proceeds from capital contributions by minority partners ..........................        264        455
     Financing cost incurred ...........................................................       (877)        --
                                                                                           --------    -------
              Net cash flows provided (used) by financing activities ...................      5,117     (3,430)
                                                                                           --------    -------
Net decrease in cash and cash equivalents ..............................................     (2,578)    (2,256)
Cash and cash equivalents, beginning of period .........................................      9,523      6,070
                                                                                           --------    -------
Cash and cash equivalents, end of period ...............................................   $  6,945    $ 3,814
                                                                                           ========    =======






See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

(2)  LONG-TERM DEBT

         On May 5, 2000, the Company refinanced and amended its revolving credit facility to permit the Company to borrow up to $100,000,000 to finance the Company's acquisition and development projects at an interest rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. Borrowings under the amended credit facility are due on May 5, 2003. At June 30, 2000, the Company had $39,250,000 in borrowings outstanding under the revolving credit facility.

(3)  ACQUISITIONS AND OTHER TRANSACTIONS

         In the six months ended June 30, 2000, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in three physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was approximately $12,378,000 of which the Company assigned approximately $11,450,000 to excess cost over net assets of purchased operations.

         Subsequent to June 30, 2000, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $2.8 million.

         On January 31, 2000, the Company signed a definitive agreement with Physicians Resource Group, Inc. ("PRG") for the purchase of PRG's majority ownership interest in 11 surgery centers for approximately $40,000,000, two of which were purchased in the transactions described above. Until the closing of the transactions contemplated under the definitive agreement, the Company is to manage the operations of the centers under a management agreement which began on January 1, 2000.

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

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practices. As of June 30, 2000, the Company owned a majority interest (51% or greater) in 68 surgery centers and had established seven start-up specialty physician networks, of which it was the majority owner (51%) of six of such networks.

         The following table presents the changes in the number of surgery centers in operation and centers under development during the three and six months ended June 30, 2000 and 1999. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                THREE MONTHS      SIX MONTHS
                                                    ENDED            ENDED
                                                   JUNE 30,         JUNE 30,
                                                -------------    -------------
                                                2000     1999     2000     1999
                                                ----     ----     ----     ----
Centers in operation, beginning of period..       65       52       63       52
New center acquisitions placed in operation        2        2        3        2
New development centers placed in operation        1       --        2       --
                                                ----     ----     ----     ----
Centers in operation, end of period .......       68       54       68       54
                                                ====     ====     ====     ====
Centers under development, end of period ..       11        5       11        5
                                                ====     ====     ====     ====

         Of the surgery centers in operation as of June 30, 2000, 47 centers perform gastrointestinal endoscopy procedures, 18 centers perform ophthalmology surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which, with the exception of one, the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of June 30, 2000, five networks had secured managed care contracts and were operational.

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

         On January 31, 2000, the Company signed a definitive agreement with PRG for the purchase of a portion of PRG's ownership interest in 11 single specialty ophthalmology ambulatory surgery centers for approximately $40 million in cash, two of which have been purchased as of August 11, 2000. In addition, the Company may purchase additional centers from PRG upon completion of satisfactory due diligence. As part of this agreement, the Company began managing these centers under a management agreement beginning on January 1, 2000. PRG has filed for bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. In December 1999 and January 2000, the Company also acquired from PRG, through wholly owned subsidiaries, interests in two surgery centers in separate transactions outside of the definitive agreement.

         While the Company generally owns a 51% to 70% interest in the entities that own the surgery centers, the Company's consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net earnings or loss of the surgery center entities.

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

         Practice-based ambulatory surgery centers such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 40% and 44% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the six months ended June 30, 2000 and 1999, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

RESULTS OF OPERATIONS

         The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2000 and 1999:

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                   JUNE 30,
                                                                    ------------------         -----------------
                                                                    2000          1999         2000         1999
                                                                    ----          ----         ----         ----
Revenues ..................................................         100.0%       100.0%        100.0%       100.0%

Operating expenses:
     Salaries and benefits ................................          29.4         27.6          28.3         27.7
     Other operating expenses .............................          30.6         33.3          32.0         34.1
     Depreciation and amortization ........................           6.8          7.0           7.0          7.1
     Gain on sale of assets ...............................            --         (0.1)           --           --
                                                                    -----        -----         -----        -----
         Total operating expenses .........................          66.8         67.8          67.3         68.9
                                                                    -----        -----         -----        -----
     Operating income .....................................          33.2         32.2          32.7         31.1

Minority interest .........................................          20.2         20.0          19.8         19.0
Interest expense, net of interest income ..................           2.6          0.8           2.5          0.9
                                                                    -----        -----         -----        -----
         Earnings before income taxes and cumulative effect
           of an accounting change ........................          10.4         11.4          10.4         11.2
Income tax expense ........................................           4.0          4.4           4.0          4.3
                                                                    -----        -----         -----        -----
         Net earnings before cumulative effect of an
           accounting change ..............................           6.4          7.0           6.4          6.9

Cumulative effect of the change in the method in which
  pre-opening costs are recorded ..........................            --           --            --         (0.3)
                                                                    -----        -----         -----        -----
         Net earnings .....................................           6.4%         7.0%          6.4%         6.6%
                                                                    =====        =====         =====        =====

         Revenues were $34.6 million and $66.2 million in the three and six months ended June 30, 2000, respectively, an increase of $9.9 million and $18.2 million, or 40% and 38%, respectively, over revenues in the comparable 1999 periods. The increase is primarily attributable to additional centers in operation during 2000. Same-center revenues in the three and six months ended June 30, 2000, increased by 10%. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 2000 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $10.2 million and $18.7 million in the three and six months ended June 30, 2000, respectively, an increase of $3.4 million and $5.4 million, or 50% and 41%, respectively, over salaries and benefits expense in the comparable 1999 periods. This increase resulted primarily from additional centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. As a percentage of revenues, salaries and benefits increased during the 2000 periods due in part to certain corporate employee bonuses incurred.

         Other operating expenses were $10.6 million and $21.2 million in the three and six months ended June 30, 2000, respectively, an increase of $2.4 million and $4.8 million, or 29%, over other operating expenses in the comparable 1999 periods. This increase resulted primarily from additional centers in operation.

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

         Depreciation and amortization expense increased $617,000 and $1.2 million, or 36% and 35%, in the three and six months ended June 30, 2000, respectively, over the comparable 1999 periods, primarily due to 14 additional surgery centers in operation in the 2000 periods compared to the 1999 periods.

         The minority interest in earnings in the three and six months ended June 30, 2000 increased by $2.0 million and $4.0 million, or 41% and 44%, respectively, over the comparable 1999 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $792,000 and $1.2 million, or 392% and 274%, in the three and six months ended June 30, 2000, respectively, from the comparable 1999 periods. This increase was the result of an increase in debt incurred or assumed in connection with additional acquisitions of interests in surgery centers and interest expense associated with newly opened start-up surgery centers financed partially with bank debt. In addition, the Company is experiencing higher interest rates in 2000 due to a general increase in interest rates as well as an increase in the interest rate structure under the amended credit facility as discussed below.

         The Company recognized income tax expense of $1.4 million and $2.6 million in the three and six months ended June 30, 2000, respectively, compared to $1.1 million and $2.1 million, respectively, in the comparable 1999 periods. The Company's effective tax rate in the 2000 and 1999 periods was 38.5% of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had working capital of $21.2 million compared to $14.8 million at the comparable 1999 period. Operating activities for the six months ended June 30, 2000, generated $8.5 million in cash flows compared to $6.7 million in the comparable 1999 period. Cash and cash equivalents at June 30, 2000 and 1999 were $6.9 million and $3.8 million, respectively.

         During the six months ended June 30, 2000, the Company used approximately $12.4 million to acquire an interest in practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $3.9 million in the six months ended June 30, 2000, of which approximately $264,000 was funded from the capital contributions of the Company's minority partners.

         Between notes payable and long-term debt, the Company had net borrowings of $5.7 million during the six months ended June 30, 2000, which were used to fund a portion of its acquisitions and a portion of its development activities. The portion of acquisition and development activity obligations not funded through debt borrowings was funded through existing cash and cash flows from operations.

         On May 5, 2000, the Company refinanced and amended its revolving credit facility to permit the Company to borrow up to $100.0 million to finance the Company's acquisition and development projects, including the transactions contemplated under the agreement with PRG, at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at June 30, 2000. At June 30, 2000, borrowings under the amended credit facility were $39.3 million, are due on May 5, 2003, and are secured primarily by a pledge of the stock of the Company's subsidiaries and the Company's membership interests in the LLCs. During the three and six months ended June 30, 2000, the Company incurred approximately $877,000 in financing costs associated with the amended credit facility.

         On June 12, 1998, HCFA published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmological procedures performed at the Company's centers. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act, enacted in November 1999, requires HCFA to either update the surgery center cost survey used in the proposed rule or to phase the new rates and methodology into use over a three-year period. The rule is expected to be revised and published in the fall of 2000 and the Company expects the earliest implementation date to be April 2001. There can be no assurance that the final rule will not adversely impact the Company's financial condition, results of operations and business prospects.

         The Company believes that the proposed rule if adopted as proposed in June 1998 would adversely affect the Company's annual revenues by approximately 4% at the time of full implementation based on the rates stated therein and the Company's historical procedure mix. However, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for acquisitions prior to implementation. There can be no assurance that the Company will be able to implement successfully all of these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company.

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

         SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. In May 2000 the Company amended, refinanced and increased its credit facility in order to provide for additional borrowings for acquisitions and development projects, and accordingly, the Company will now experience higher interest rates than were provided for under the credit facility prior to this recent amendment. Although there can be no assurances that interest rates will not further change significantly, the Company does not expect such changes in interest rates to have a material effect on net earnings or cash flows in 2000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Shareholders Meeting held on May 19, 2000, the following members were elected to the Board of Directors by the vote set forth below:

                                                       VOTES          VOTES         VOTES
                                                        FOR          AGAINST       WITHHELD
                                                     ----------      -------      ---------
Class III Director       Thomas G. Cigarran          42,638,547         -         1,987,569
Class III Director       Debora A. Guthrie           39,399,101         -         5,227,015
Class III Director       Bergein F. Overholt, M.D.   42,752,243         -         1,873,873

         Also, the following proposal was considered and approved at the Annual Shareholders Meeting by the vote set forth below:

                                                       VOTES          VOTES         VOTES
                                                        FOR          AGAINST       WITHHELD
                                                     ----------      -------      ---------
Approval of an amendment to the Company's 1997
Stock Incentive Plan to increase the number of
shares reserved for issuance thereunder from
1,120,000 to 1,600,000                                7,200,948     3,490,580       29,410

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  10.1 Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among the Company, SunTrust Bank, as administrative agent, Bank of America, N.A., as syndication agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated June 5,
                  2000, during the quarter ended June 30, 2000 to report the acquisition of a 60 % interest in a limited liability company which operates an ambulatory surgery center in Las Vegas, Nevada.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMSURG CORP.



Date:  August 11, 2000               By: /s/  Claire M. Gulmi
                                         ---------------------------------------
                                         CLAIRE M. GULMI

                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Duly Authorized Officer)