Form 10-Q
period 2000-09-30
AMSURG CORP
filed 2000-11-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

Yes [X]           No [ ]

           As of November 13, 2000, there were outstanding 9,889,235 shares of the Registrant's Class A Common Stock, no par value, and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                      2000           1999
                                                                                    --------       --------
                                 ASSETS

Current assets:
     Cash and cash equivalents ..............................................       $  6,966       $  9,523
     Accounts receivable, net of allowance of $2,190 and $2,266, respectively         22,728         17,462
     Supplies inventory .....................................................          2,236          2,077
     Deferred income taxes ..................................................            590            590
     Prepaid and other current assets .......................................          1,679          1,608
                                                                                    --------       --------
              Total current assets ..........................................         34,199         31,260

Long-term receivables and deposits ..........................................          1,905          2,036
Property and equipment, net .................................................         34,894         27,995
Intangible assets, net ......................................................        100,552         76,577
                                                                                    --------       --------
              Total assets ..................................................       $171,550       $137,868
                                                                                    ========       ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ......................................       $  2,166       $  1,809
     Notes payable ..........................................................             --          1,238
     Accounts payable .......................................................          2,660          1,915
     Accrued salaries and benefits ..........................................          3,078          2,204
     Other accrued liabilities ..............................................          2,121          2,594
     Current income taxes payable ...........................................          1,640            471
                                                                                    --------       --------
              Total current liabilities .....................................         11,665         10,231

Long-term debt ..............................................................         58,661         34,901
Deferred income taxes .......................................................          2,670          2,670
Minority interest ...........................................................         19,224         17,358

Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 9,787,276 and
           9,760,228 shares outstanding, respectively .......................         49,512         49,393
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ...............................................         13,529         13,529
     Retained earnings ......................................................         16,289          9,786
                                                                                    --------       --------
              Total shareholders' equity ....................................         79,330         72,708
                                                                                    --------       --------
              Total liabilities and shareholders' equity ....................       $171,550       $137,868
                                                                                    ========       ========

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
       (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                       ------------------    -------------------
                                                                         2000       1999        2000       1999
                                                                       -------   --------    --------   --------
Revenues ...........................................................   $36,717   $ 25,386    $102,940   $ 73,457

Operating expenses:
     Salaries and benefits .........................................    10,088      6,866      28,817     20,196
     Other operating expenses ......................................    12,034      8,686      33,268     25,097
     Depreciation and amortization .................................     2,631      1,815       7,248      5,229
     Gain on sale of assets ........................................        --         (1)         --        (34)
                                                                       -------   --------    --------   --------
         Total operating expenses ..................................    24,753     17,366      69,333     50,488
                                                                       -------   --------    --------   --------
         Operating income ..........................................    11,964      8,020      33,607     22,969

Minority interest ..................................................     6,932      4,874      20,075     14,025
Interest expense, net of interest income ...........................     1,332        233       2,957        668
                                                                       -------   --------    --------   --------

         Earnings before income taxes and cumulative effect
           of an accounting change .................................     3,700      2,913      10,575      8,276

Income tax expense .................................................     1,425      1,121       4,072      3,186
                                                                       -------   --------    --------   --------
         Net earnings before cumulative effect of an
           accounting change .......................................     2,275      1,792       6,503      5,090

Cumulative effect of the change in the method in which
  pre-opening costs are recorded ...................................        --         --          --       (126)
                                                                       -------   --------    --------   --------
         Net earnings ..............................................   $ 2,275   $  1,792    $  6,503   $  4,964
                                                                       =======   ========    ========   ========
Basic earnings per common share:
     Net earnings before cumulative effect of an accounting
        change .....................................................   $  0.16   $   0.12    $   0.45   $   0.35
     Net earnings ..................................................   $  0.16   $   0.12    $   0.45   $   0.34

Diluted earnings per common share:
     Net earnings before cumulative effect of an accounting
       change ......................................................   $  0.15   $   0.12    $   0.44   $   0.34
     Net earnings ..................................................   $  0.15   $   0.12    $   0.44   $   0.34

Weighted average number of shares and share equivalents outstanding:
     Basic .........................................................    14,572     14,501      14,563     14,394
     Diluted .......................................................    14,966     14,844      14,899     14,754




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           --------------------
                                                                                             2000        1999
                                                                                           --------    --------
Cash flows from operating activities:
     Net earnings ......................................................................   $  6,503    $  4,964
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest .............................................................     20,075      14,025
         Distributions to minority partners ............................................    (20,021)    (12,668)
         Depreciation and amortization .................................................      7,248       5,229
         Amortization of deferred compensation on restricted stock .....................         --         103
         Net gain on sale of assets ....................................................         --         (34)
         Cumulative effect of an accounting change .....................................         --         126
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................     (3,221)     (1,411)
              Supplies inventory .......................................................        127        (446)
              Prepaid and other current assets .........................................        (48)       (364)
              Other assets .............................................................        177          78
              Accounts payable .........................................................        509         598
              Accrued expenses and other liabilities ...................................      1,444       1,487
              Other, net ...............................................................       (132)        (14)
                                                                                           --------    --------
              Net cash flows provided by operating activities ..........................     12,661      11,673

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................    (27,741)    (15,647)
     Acquisition of property and equipment .............................................     (8,701)     (2,728)
     Proceeds from sale of assets ......................................................         --          26
     Decrease (increase) in long-term receivables ......................................        125        (642)
                                                                                           --------    --------
              Net cash flows used by investing activities ..............................    (36,317)    (18,991)

Cash flows from financing activities:
     Repayment of notes payable ........................................................     (1,188)     (2,385)
     Proceeds from long-term borrowings ................................................     34,084      16,660
     Repayment on long-term borrowings .................................................    (11,472)     (8,786)
     Net proceeds from issuance of common stock ........................................         69         107
     Proceeds from capital contributions by minority partners ..........................        514         497
     Financing cost incurred ...........................................................       (908)         --
                                                                                           --------    --------
              Net cash flows provided by financing activities ..........................     21,099       6,093
                                                                                           --------    --------
Net decrease in cash and cash equivalents ..............................................     (2,557)     (1,225)
Cash and cash equivalents, beginning of period .........................................      9,523       6,070
                                                                                           --------    --------
Cash and cash equivalents, end of period ...............................................   $  6,966    $  4,845
                                                                                           ========    ========




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

(2)  LONG-TERM DEBT

         On May 5, 2000, the Company refinanced and amended its revolving credit facility to permit the Company to borrow up to $100.0 million to finance the Company's acquisition and development projects at an interest rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. Borrowings under the amended credit facility are due on May 5, 2003. At September 30, 2000, the Company had $55.3 million in borrowings outstanding under the revolving credit facility.

(3)  ACQUISITIONS AND OTHER TRANSACTIONS

         In the nine months ended September 30, 2000, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in five physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was approximately $27.7 million, of which the Company assigned approximately $26.1 million to excess cost over net assets of purchased operations.

         On January 31, 2000, the Company signed a definitive agreement with Physicians Resource Group, Inc. ("PRG") for the purchase of PRG's majority ownership interest in certain surgery centers for approximately $40.0 million, three of which were purchased in the transactions described above. Until the closing of the transactions contemplated under the definitive agreement, the Company is to manage the operations of the centers under a management agreement which began on January 1, 2000.

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

         Forward-looking statements and the Company's liquidity, financial condition and results of operations may be affected by the Company's ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers and new specialty physician networks; its ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; its ability to obtain the necessary financing or capital on terms satisfactory to the Company in order to execute its expansion strategy; its ability to manage growth; its ability to contract with managed care payers on terms satisfactory to the Company for its existing centers and its centers that are currently under development; its ability to obtain and retain appropriate licensing approvals for its existing centers and centers currently under development; its ability to minimize start-up losses of its development centers; its ability to maintain favorable relations with its physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; risks associated with the Company's status as a general partner of the limited partnerships; and risks relating the Company's technological systems. Additionally, with regard to the pending transaction with Physicians Resource Group, Inc. ("PRG"), factors include, but are not limited to, the parties' respective abilities to consummate the remaining transactions contemplated thereunder; the Company's ability to enter into partnership or operating agreements with the physician owners of the remaining PRG surgery centers; the Company's ability to effectively integrate the operations of the PRG surgery centers into its operations; and the Company's ability to operate the PRG surgery centers profitably.

OVERVIEW

         The Company develops, acquires and operates practice-based ambulatory surgery centers in partnership with physician practices. As of September 30, 2000, the Company owned a majority interest (51% or greater) in 74 surgery centers and had established seven start-up specialty physician networks, of which it was the majority owner (51%) of six of such networks.

         The following table presents the changes in the number of surgery centers in operation and centers under development during the three and nine months ended September 30, 2000 and 1999. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                 THREE MONTHS       NINE MONTHS
                                                     ENDED             ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                 -------------     -------------
                                                 2000     1999     2000     1999
                                                 ----     ----     ----     ----
Centers in operation, beginning of period .       68       54       63       52
New center acquisitions placed in operation        2        3        5        5
New development centers placed in operation        4       --        6       --
                                                  --       --       --       --
Centers in operation, end of period .......       74       57       74       57
                                                  ==       ==       ==       ==
Centers under development, end of period ..        4        5        4        5
                                                  ==       ==       ==       ==

         Of the surgery centers in operation as of September 30, 2000, 50 centers perform gastrointestinal endoscopy procedures, 21 centers perform ophthalmology surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and one center performs ophthalmology, urology, general surgery and otolaryngology procedures. The other partner or member in each partnership or limited liability company is in each case an entity owned by physicians who perform procedures at the center.

         The specialty physician networks are owned through limited partnerships and limited liability companies in which, with the exception of one, the Company owns a majority interest. The other partners or members are individual physicians who will provide the medical services to the patient population covered by the contracts the network will seek to enter into with managed care payers. The Company does not expect that the specialty physician networks alone will be a significant source of income. These networks were and will be formed in selected markets primarily as a contracting vehicle for certain managed care arrangements to generate revenues for the Company's practice-based surgery centers. As of September 30, 2000, five networks had secured managed care contracts and were operational.

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

         On January 31, 2000, the Company signed a definitive agreement with PRG for the purchase of a portion of PRG's ownership interest in certain single specialty ophthalmology ambulatory surgery centers for approximately $40 million in cash, three of which have been purchased as of September 30, 2000. In addition, the Company may purchase additional centers from PRG upon completion of satisfactory due diligence and negotiation of partnership or operating agreements with the physician owners of the remaining interest. As part of this agreement, the Company began managing these centers under a management agreement effective January 1, 2000. As of September 30, 2000, the Company had purchased from PRG three surgery centers under the definitive agreement, and is currently pursuing additional acquisitions of four surgery centers from PRG, which the Company does not anticipate will close prior to 2001. PRG has filed for bankruptcy in the United States Bankruptcy Court for the Northern District of Texas. In December 1999 and January 2000, the Company also acquired from PRG interests in two surgery centers in separate transactions outside of the definitive agreement.

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

         Practice-based ambulatory surgery centers such as those in which the Company owns a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The Company derived approximately 40% and 44% of its net revenues from governmental healthcare programs, including Medicare and Medicaid, in the nine months ended September 30, 2000 and 1999, respectively. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with fee schedules which are prospectively determined.

RESULTS OF OPERATIONS

         The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2000 and 1999:

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ---------------------       --------------------
                                                                    2000          1999          2000          1999
                                                                  ------        ------        ------        ------
Revenues ..................................................        100.0%        100.0%        100.0%        100.0%

Operating expenses:
     Salaries and benefits ................................         27.4          27.0          28.0          27.4
     Other operating expenses .............................         32.8          34.2          32.3          34.2
     Depreciation and amortization ........................          7.2           7.2           7.0           7.1
     Gain on sale of assets ...............................           --            --            --            --
                                                                  ------        ------        ------        ------
         Total operating expenses .........................         67.4          68.4          67.3          68.7
                                                                  ------        ------        ------        ------
     Operating income .....................................         32.6          31.6          32.7          31.3

Minority interest .........................................         18.9          19.2          19.5          19.1
Interest expense, net of interest income ..................          3.6           0.9           2.9           0.9
                                                                  ------        ------        ------        ------
         Earnings before income taxes and cumulative effect
           of an accounting change ........................         10.1          11.5          10.3
                                                                                                              11.3
Income tax expense ........................................          3.9           4.4           4.0           4.3
                                                                  ------        ------        ------        ------
         Net earnings before cumulative effect of an
           accounting change ..............................          6.2           7.1           6.3           7.0

Cumulative effect of the change in the method in which
  pre-opening costs are recorded ..........................           --            --            --          (0.2)
                                                                  ------        ------        ------        ------
         Net earnings .....................................          6.2%          7.1%          6.3%          6.8%
                                                                  ======        ======        ======        ======

         Revenues were $36.7 million and $102.9 million in the three and nine months ended September 30, 2000, respectively, an increase of $11.3 million and $29.5 million, or 45% and 40%, respectively, over revenues in the comparable 1999 periods. The increase is primarily attributable to additional centers in operation during 2000. Same-center revenues in the three and nine months ended September 30, 2000, increased by 9% and 10%, respectively. Same-center growth is primarily attributable to additional procedure volume. The Company anticipates further revenue growth during 2000 as a result of additional start-up and acquired centers expected to be placed in operation and from same-center revenue growth.

         Salaries and benefits expense was $10.1 million and $28.8 million in the three and nine months ended September 30, 2000, respectively, an increase of $3.2 million and $8.6 million, or 47% and 43%, respectively, over salaries and benefits expense in the comparable 1999 periods. This increase resulted primarily from additional centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth.

         Other operating expenses were $12 million and $33.3 million in the three and nine months ended September 30, 2000, respectively, an increase of $3.3 million and $8.2 million, or 39% and 33%, respectively, over other operating expenses in the comparable 1999 periods. This increase resulted primarily from additional centers in operation.

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

         Depreciation and amortization expense increased $0.8 million and $2.0 million, or 45% and 39%, in the three and nine months ended September 30, 2000, respectively, over the comparable 1999 periods, primarily due to 17 additional surgery centers in operation in the 2000 periods compared to the 1999 periods.

         The minority interest in earnings in the three and nine months ended September 30, 2000 increased by $2.1 million and $6.1 million, or 42% and 43%, respectively, over the comparable 1999 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $1.1 million and $2.3 million, or 472% and 343%, in the three and nine months ended September 30, 2000, respectively, from the comparable 1999 periods. This increase was the result of an increase in debt incurred or assumed in connection with additional acquisitions of interests in surgery centers and interest expense associated with newly opened start-up surgery centers financed partially with bank debt. In addition, the Company is experiencing higher interest rates in 2000 due to a general increase in interest rates as well as an increase in the interest rate structure under the amended credit facility as discussed below.

         The Company recognized income tax expense of $1.4 million and $4.1 million in the three and nine months ended September 30, 2000, respectively, compared to $1.1 million and $3.2 million, respectively, in the comparable 1999 periods. The Company's effective tax rate in the 2000 and 1999 periods was 38.5% of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had working capital of $22.5 million compared to $15.3 million at September 30, 1999. Operating activities for the nine months ended September 30, 2000, generated $12.7 million in cash flows compared to $11.7 million in the comparable 1999 period. Cash and cash equivalents at September 30, 2000 and 1999 were $7.0 million and $4.8 million, respectively.

         During the nine months ended September 30, 2000, the Company used approximately $27.7 million to acquire interests in practice-based ambulatory surgery centers. In addition, the Company made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $8.7 million in the nine months ended September 30, 2000, of which approximately $0.5 million was funded from the capital contributions of the Company's minority partners.

         Between notes payable and long-term debt, the Company had net borrowings of $21.4 million during the nine months ended September 30, 2000, which were used to fund a portion of its acquisitions and a portion of its development activities. The portion of acquisition and development activity obligations not funded through debt borrowings was funded through existing cash and cash flows from operations.

         On May 5, 2000, the Company refinanced and amended its revolving credit facility to permit the Company to borrow up to $100.0 million to finance the Company's acquisition and development projects, including the transactions contemplated under the agreement with PRG, at a rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at September 30, 2000. At September 30, 2000, borrowings under the amended credit facility were $55.3 million, are due on May 5, 2003, and are secured primarily by a pledge of the stock of the Company's subsidiaries and the Company's membership interests in the LLCs. During the nine months ended September 30, 2000, the Company incurred approximately $0.9 million in financing costs associated with the amended credit facility.

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

         The Company believes that the proposed rule, if adopted as proposed in June 1998, would adversely affect the Company's annual revenues by approximately 4% at the time of full implementation based on the rates stated therein and the Company's historical procedure mix. However, the Company expects that the earnings impact will be offset by certain actions taken by the Company or that the Company intends to take, including actions to effect certain cost efficiencies in center operations, reduce corporate overhead costs and provide for contingent purchase price adjustments for acquisitions prior to implementation. There can be no assurance that the Company will be able to implement successfully all of these actions or that if implemented the actions will offset fully the adverse impact of the rule, as finally adopted, on the earnings of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effects of adopting SFAS No. 133, but does not expect the adoption of this pronouncement will have a material effect on the Company's consolidated financial statements.

         SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB 101 is required no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the application of SAB No. 101 will have a material effect on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk from exposure to changes in interest rates based on its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. In May 2000 the Company amended, refinanced and increased its credit facility in order to provide for additional borrowings for acquisitions and development projects, and accordingly, the Company now experiences higher interest rates than were provided for under the credit facility prior to this recent amendment. Although there can be no assurances that interest rates will not further change significantly, the Company does not expect such changes in interest rates to have a material effect on net earnings or cash flows in 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated July
                  21, 2000, during the quarter ended September 30, 2000 to report the acquisition of an undivided 60% interest in the net assets of an ambulatory surgery center in Metairie, Louisiana.

                           The Company filed a report on Form 8-K, dated
                  September 5, 2000, during the quarter ended September 30, 2000 to report the acquisition of a 65% membership interest in a limited liability company which operates an ambulatory surgery center in Dothan, Alabama.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMSURG CORP.



Date:  November 14, 2000            By:  /s/  Claire M. Gulmi
                                         --------------------------------------
                                         CLAIRE M. GULMI
                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Duly Authorized Officer)