Form 10-K
period 2000-12-31
AMSURG CORP
filed 2001-03-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         As of March 9, 2001, 9,967,950 shares of the Registrant's Class A Common Stock and 4,787,131 shares of the Registrant's Class B Common Stock were outstanding. The aggregate market value of the shares of Common Stock (based upon the closing sale price of these shares as reported on the Nasdaq National Market on March 9, 2001) of the Registrant held by nonaffiliates on March 9, 2001 was approximately $256,700,000. This calculation assumes that all shares of Common Stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually may disclaim.

                                     PART I

ITEM 1.  BUSINESS

         Our Company was formed for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers, in partnerships with physician practice groups, throughout the United States. An AmSurg surgery center is typically located adjacent to or in the immediate vicinity of the specialty medical practice of a physician group partner's office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2000, we owned a majority interest in 81 surgery centers in 24 states and the District of Columbia. As of December 31, 2000, we also had four centers under development and had executed letters of intent to acquire or develop five additional centers.

         We were organized as a Tennessee corporation in 1992. Our principal executive offices are located at 20 Burton Hills Boulevard, Nashville, Tennessee 37215, and our telephone number is 615-665-1283.

INDUSTRY OVERVIEW

         For numerous years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including ambulatory surgery centers.

         According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory (June 2000), the number of freestanding outpatient surgery centers in the U.S. grew 29% to approximately 2,750 in the year 2000 from 2,134 in 1994. The number of outpatient surgical cases performed in freestanding surgery centers increased 70% from 3.6 million in 1994 to a projected 6.2 million in 2000. We believe that approximately 1,000 of these surgery centers are single-specialty centers.

         We believe that the following factors have contributed to the growth of ambulatory surgery:

         Cost-Effective Alternative. Ambulatory surgery is generally less expensive than hospital inpatient surgery. We believe that surgery performed at a practice-based ambulatory surgery center is generally less expensive than hospital-based ambulatory surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment. Interest in ambulatory surgery centers has grown as managed care organizations have continued to seek a cost-effective alternative to inpatient services.

         Physician and Patient Preference. We believe that many physicians prefer practice-based ambulatory surgery centers because these centers enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, hospitals and freestanding multi-specialty ambulatory surgery centers generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in a practice-based ambulatory surgery center because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

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

STRATEGY

         We believe we are a leader in the development, acquisition and operation of practice-based ambulatory surgery centers. The key components of our strategy are to:

         - develop, in partnership with physicians, new practice-based ambulatory surgery centers;

         - selectively acquire practice-based ambulatory surgery centers with substantial minority physician ownership; and

         - grow revenues and profitability of our existing surgery centers.

DEVELOPMENT AND ACQUISITION OF SURGERY CENTERS

         Our practice-based ambulatory surgery centers are licensed outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. We have targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, orthopedics, otolaryngology (ear, nose and throat) or urology procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. The focus at each center on only the procedures in a single specialty results in these centers generally having significantly lower capital and operating costs than the costs of hospital and freestanding ambulatory surgery center alternatives that must be designed to provide more intensive services in a broader array of surgical specialties. In addition, the practice-based surgery center, which is located in or adjacent to the group practice, typically provides a more convenient setting for the patient and for the physician performing the procedure. Improvements in technology continue to enable additional types of procedures to be performed in the practice-based setting.

         Our development staff identifies existing centers that are potential acquisition candidates and identifies physician practices that are potential partners for new center development in the medical specialties which we have targeted for development. These candidates are then evaluated against our project criteria which include several factors such as the number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payers in the market and state certificate of need, or CON, requirements for the development of a new center.

         In presenting the advantages to physicians of developing a new practice-based ambulatory surgery center in partnership with us, our development staff emphasizes the proximity of a practice-based surgery center to a physician's office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center's clinical staff that performs only a limited number of specialized procedures and state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers. In addition, as part of our role as the general partner or manager of the surgery center partnerships and limited liability companies, we market the centers to third party payers.

         In a development project, we provide, among other things, the following services:

         -        financial feasibility pro forma analysis;
         -        assistance in state CON approval process;
         -        site selection;
         -        assistance in space analysis and schematic floor plan design;
         -        analysis of local, state, and federal building codes;
         -        negotiation of equipment financing with lenders;
         -        equipment budgeting, specification, bidding and purchasing;
         -        construction financing;
         -        architectural oversight;
         -        contractor bidding;
         -        construction management; and
         - assistance with licensing, Medicare certification and contracting with third party payers.

         We begin our acquisition process with a due diligence review of the targeted center and its market. We use experienced teams of operations and financial personnel to conduct a thorough review of all aspects of the center's operations including the following:

         - market position of the center and the physicians affiliated with the center;
         -        payer and case mix;
         -        growth opportunities;
         -        staffing and supply review; and
         -        equipment assessment.

         Our ownership interests in practice-based ambulatory surgery centers generally are structured through limited partnerships or limited liability companies. We generally own 51% to 70% of the partnerships or limited liability companies and act as the general partner in each limited partnership and the chief manager in each limited liability company. In development transactions, capital contributed by the physicians and AmSurg plus bank financing provides the partnership or limited liability company with the funds necessary to construct and equip a new surgery center and to provide initial working capital.

         As part of each development and acquisition transaction, we enter into a partnership agreement or, in the case of a limited liability company, an operating agreement with our physician group partner. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, we are generally liable for the debts of the partnership.

         These agreements generally provide that we will oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center and that the physician group partner will provide the center with a medical director and certain other specified services such as billing and collections, transcription and accounts payable processing.

         In addition, these agreements may provide that the limited partnership or limited liability company will lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership's or limited liability company's governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners.

         Because the physicians will continue to have a minority ownership interest in the center, we work closely with the physicians throughout the process to assess the likelihood of a successful partnership with them in the surgery centers.

         The partnership and operating agreements provide that if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that:
(i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and who is chosen by both parties. Such determination is therefore not within our control. While we have structured the purchase obligations to be as favorable as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See "Business--Government Regulation."

SURGERY CENTER OPERATIONS

         We generally design, build, staff and equip each of our facilities to meet the specific needs of a single specialty physician practice group. Our typical ambulatory surgery center averages 3,000 square feet and is located adjacent to or in the immediate vicinity of the specialty physicians' offices. Each center developed by us typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is developed to perform an average of 2,500 procedures per year. Our cost of developing a typical surgery center ranges from $1.0 to $1.5 million. Constructing, equipping and licensing a surgery center generally takes 10 to 12 months. As of December 31, 2000, 53 of our centers in operation performed gastrointestinal endoscopy procedures, 24 centers performed ophthalmology procedures, one center performed orthopedic procedures, one center performed otolaryngology procedures and two centers performed procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period following the procedures. Our centers are staffed with approximately ten clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

         The types of procedures performed at each center depend on the specialty of the practicing physicians. The typical procedures performed or to be performed most commonly at AmSurg centers in operation or under development within each specialty are:

         -        Gastroenterology--colonoscopy and other endoscopy procedures;
         -        Ophthalmology--cataracts and retinal laser surgery;
         -        Orthopedics--knee arthroscopy and carpal tunnel repair;
         -        Otolaryngology--myringotomy (ear tubes) and tonsillectomy; and
         -        Urology--cystoscopy and biopsy.

         We market our surgery centers directly to third-party payers, including health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, other managed care organizations and employers. Payer-group marketing activities conducted by AmSurg management and center administrators emphasize the high quality of care, cost advantages and convenience of our surgery centers and are focused on making each center an approved provider under local managed care plans.

JCAHO ACCREDITATION

         Fifty-three of our surgery centers are currently accredited by the Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or the Accreditation Association for Ambulatory Health Care, or AAAHC, and 11 surgery centers are scheduled for initial accreditation surveys during 2001. Of the accredited centers, all have received three-year certification. We believe that JCAHO or AAAHC accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgery centers.

SURGERY CENTER LOCATIONS

         The following table sets forth certain information relating to centers in operation as of December 31, 2000:

                                                                                ACQUISITION/    OPERATING OR
                                                      SPECIALTY                   OPENING         PROCEDURE
                LOCATION                               PRACTICE                    DATE             ROOMS
                --------                              ---------                 -----------     ------------

ACQUIRED CENTERS:
Knoxville, Tennessee ...................   Gastroenterology                   November 1992           7
Topeka, Kansas .........................   Gastroenterology                   November 1992           4
Nashville, Tennessee ...................   Gastroenterology                   November 1992           3
Nashville, Tennessee ...................   Gastroenterology                   December 1992           3
Washington, D.C ........................   Gastroenterology                   November 1993           3
Melbourne, Florida .....................   Ophthalmology                      November 1993           3
Torrance, California ...................   Gastroenterology                   February 1994           2
Sebastopol, California .................   Ophthalmology                      April 1994              2
Maryville, Tennessee ...................   Gastroenterology                   January 1995            3
Miami, Florida .........................   Gastroenterology                   April 1995              7
Panama City, Florida ...................   Gastroenterology                   July 1996               3
Ocala, Florida .........................   Gastroenterology                   August 1996             3
Columbia, South Carolina ...............   Gastroenterology                   October 1996            3
Wichita, Kansas ........................   Orthopedics                        November 1996           3
Minneapolis, Minnesota .................   Gastroenterology                   November 1996           2
Crystal River, Florida .................   Gastroenterology                   January 1997            3
Abilene, Texas .........................   Ophthalmology                      March 1997              2
Fayetteville, Arkansas .................   Gastroenterology                   May 1997                2
Independence, Missouri .................   Gastroenterology                   September 1997          2
Kansas City, Missouri ..................   Gastroenterology                   September 1997          2
Phoenix, Arizona .......................   Ophthalmology                      February 1998           2
Denver, Colorado .......................   Gastroenterology                   April 1998              3
Sun City, Arizona ......................   Ophthalmology                      May 1998                4
Westlake, California ...................   Ophthalmology                      August 1998             1
Baltimore, Maryland ....................   Gastroenterology                   November 1998           2
Naples, Florida ........................   Gastroenterology                   November 1998           2
Boca Raton, Florida ....................   Ophthalmology                      December 1998           2
West Orange, New Jersey (1) ............   Otolaryngology                     May 1999                2
Indianapolis, Indiana ..................   Gastroenterology                   June 1999               4
Chattanooga, Tennessee .................   Gastroenterology                   July 1999               2
Mount Dora, Florida ....................   Ophthalmology                      September 1999          2
Oakhurst, New Jersey ...................   Gastroenterology                   September 1999          1
Cape Coral, Florida ....................   Gastroenterology                   November 1999           2
La Jolla, California ...................   Gastroenterology                   December 1999           2
Burbank, California ....................   Ophthalmology                      December 1999           1
Waldorf, Maryland ......................   Gastroenterology                   December 1999           1
Las Vegas, Nevada ......................   Ophthalmology                      December 1999           2
Glendale, California ...................   Ophthalmology                      January 2000            1
Las Vegas East, Nevada .................   Ophthalmology                      May 2000                2
Hutchinson, Kansas .....................   Ophthalmology                      June 2000               3
New Orleans, Louisiana .................   Ophthalmology                      July 2000               2
Dothan, Alabama ........................   Ophthalmology                      August 2000             2
Kingston, Pennsylvania .................   Ophthalmology                      December 2000           3
Inverness, Florida .....................   Gastroenterology                   December 2000           3
Harlingen, Texas .......................   Gastroenterology                   December 2000           2
Coral Gables, Florida ..................   Ophthalmology                      December 2000           2

DEVELOPED CENTERS:
Santa Fe, New Mexico ...................   Gastroenterology                   May 1994                3
Tarzana, California ....................   Gastroenterology                   July 1994               3
Beaumont, Texas ........................   Gastroenterology                   October 1994            3
Abilene, Texas .........................   Gastroenterology                   December 1994           3
Knoxville, Tennessee ...................   Ophthalmology                      June 1996               2
West Monroe, Louisiana .................   Gastroenterology                   June 1996               2
Miami, Florida .........................   Gastroenterology                   September 1996          3
Sidney, Ohio ...........................   Ophthalmology, Urology,            December 1996           3
                                           General Surgery, Otolaryngology
Montgomery, Alabama ....................   Ophthalmology                      May 1997                2
Willoughby, Ohio .......................   Gastroenterology                   July 1997               2
Milwaukee, Wisconsin ...................   Gastroenterology                   July 1997               2
Chevy Chase, Maryland ..................   Gastroenterology                   July 1997               2
Melbourne, Florida .....................   Gastroenterology                   August 1997             2
Lorain, Ohio ...........................   Gastroenterology                   August 1997             2
Hillmont, Pennsylvania .................   Gastroenterology                   October 1997            2

                                                                                ACQUISITION/    OPERATING OR
                                                      SPECIALTY                   OPENING         PROCEDURE
                LOCATION                               PRACTICE                    DATE             ROOMS
                --------                              ---------                 -----------     ------------

Minneapolis, Minnesota .................   Gastroenterology                   November 1997           2
Hialeah, Florida .......................   Gastroenterology                   December 1997           3
Cleveland, Ohio ........................   Ophthalmology                      December 1997           2
Cincinnati, Ohio .......................   Gastroenterology                   January 1998            3
Evansville, Indiana ....................   Ophthalmology                      February 1998           2
Shawnee, Kansas ........................   Gastroenterology                   April 1998              2
Salt Lake City, Utah ...................   Gastroenterology                   April 1998              2
Oklahoma City, Oklahoma ................   Gastroenterology                   May 1998                2
El Paso, Texas .........................   Gastroenterology                   December 1998           3
Toledo, Ohio ...........................   Gastroenterology                   December 1998           3
Florham Park, New Jersey ...............   Gastroenterology                   December 1999           2
Melbourne, Florida .....................   Lasik Ophthalmology                February 2000           1
Minneapolis, Minnesota .................   Ophthalmology                      June 2000               2
Crestview Hills, Kentucky ..............   Gastroenterology                   September 2000          2
Louisville, Kentucky ...................   Gastroenterology                   September 2000          2
Louisville, Kentucky ...................   Ophthalmology                      September 2000          2
Ft. Myers, Florida .....................   Gastroenterology                   October 2000            2
Seneca, Pennsylvania ...................   Gastroenterology,                  October 2000            2
                                           Ophthalmology
Sarasota, Florida ......................   Gastroenterology                   December 2000           2
Tamarac, Florida .......................   Gastroenterology                   December 2000           2

---------------

(1) Subsequent to December 31, 2000, we signed certain agreements which, among other things, provide for the disposition of our interest in this surgery center. See "Notes to the Consolidated Financial Statements --
         Note 12."

         Our partnerships and limited liability companies generally lease certain of the real property in which our centers operate and the equipment used in certain of our centers, either from the physician partners or from unaffiliated parties. Two centers in operation at December 31, 2000 are located in buildings owned indirectly by us.

REVENUES

         Substantially all of our revenues is derived from the facility fee charged for surgical procedures performed in the surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians.

         Practice-based ambulatory surgery centers depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 37% of our net revenues from governmental healthcare programs, primarily Medicare, in 2000. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules.

         On June 12, 1998, DHHS published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. DHHS initially planned to implement these new rates in the spring of 2001. However, the Benefits Improvement and Protection Act of 2000, or BIPA, made three changes to the June 1998 proposed rule. First, BIPA deferred the date on which the proposal becomes effective to January 2002; second, BIPA requires the phase-in of the new rates over four years; and third, it requires that DHHS use data beginning in January 2003 based on a new surgery center cost survey from 1999 or later in calculating new rates.

         We estimate that if full implementation of the proposed rates occurred in January 2002, they would adversely affect our annual revenues by 4% based on the proposed rates and our historical procedure mix. However, we believe due to the four year phase-in of the new rates coupled with updated rates based on a new cost survey to be used in 2003 and cost efficiencies we can implement at both the center and corporate level that our financial results will not be materially impacted by the rule's implementation. However, there can be no assurance that the implementation of this rule will not adversely impact our financial condition, results of operation and business prospects.

         In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care programs such as PPOs and HMOs. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services to contract with these systems. Some of our competitors have greater financial resources and market penetration than AmSurg. We believe that all payers, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payers, we believe that our position as a low-cost alternative for certain surgical procedures should enable our centers to compete effectively in the evolving healthcare marketplace.

COMPETITION

         We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers and competition with other providers for patients and for contracting with managed care payers in each of our markets.

         Competition for joint venture development of practice-based centers. We believe that we do not have a direct corporate competitor in the development of practice-based ambulatory surgery centers across the specialties of gastroenterology, ophthalmology, otolaryngology, urology, and orthopedic surgery. There are, however, several large, publicly held companies, or divisions or subsidiaries of large publicly held companies, that develop freestanding multi-specialty surgery centers, and these companies may compete with us in the development of centers.

         Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who do not take an equity interest in the ongoing operations of the center. It is generally difficult, however, in the rapidly evolving healthcare industry, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. Because of this, as well as the financial investment necessary to develop surgery centers, physician groups are often attracted to a corporate partner, such as AmSurg. Other factors that may influence the physicians' decisions concerning the choice of a corporate partner are the potential corporate partner's experience, reputation and access to capital.

         Competition for center acquisitions. There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers. These competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors' ability to acquire surgery centers are price, experience and reputation, and access to capital.

         Competition for patients and managed care contracts. We believe that our surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to freestanding surgery centers with which we compete for managed care contracts.

GOVERNMENT REGULATION

         The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation affects our business activities by controlling our growth, requiring licensure and certification for our facilities, regulating the use of our properties and controlling reimbursement to us for the services we provide.

         CONs and state licensing. Certificate of need statutes and regulations control the development of ambulatory surgery centers in certain states. CON statutes and regulations generally provide that prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ambulatory surgery centers generally focuses on states that do not require CONs. Further, even in states that require CONs for new centers, acquisitions of existing surgery centers generally do not require CON approval.

         State licensing of ambulatory surgery centers is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements in addition to local building and safety codes. In addition, every state imposes licensing requirements on individual physicians, and facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.

         Corporate practice of medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate an ambulatory surgery center, because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians' ownership in the partnerships and limited liability companies that own the surgery centers and the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot give you assurances that our activities, if challenged, will be found to be in compliance with these laws.

         Certification. We depend upon third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ambulatory surgery centers. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by the Department of Health and Human Services, or DHHS, relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgery centers undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.

         Medicare-Medicaid fraud and abuse provisions. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe, or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitely interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.

         DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include a safe harbor for investments in certain types of ambulatory surgery centers. The partnerships and limited liability companies that own the AmSurg centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbors. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.

         The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback law, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion regarding any of our arrangements. While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because among other factors:

         - the partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of quality, cost effective and efficient services to their patients;

         - the partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

         - the physician partners have a substantial investment at risk in the partnership or limited liability company;

         - terms of the investment do not take into account volume of the physician partner's past or anticipated future services provided to patients of the centers;

         - the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

         - the partnership, the limited liability company, our subsidiary and our affiliates generally will not loan any funds to or guarantee any debt on behalf of the physician partners; and

         - distributions by the partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

         The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our partnerships and limited liability companies have entered into ancillary services agreements with our physician partners' group practice pursuant to which the practice provides the center with billing and collections, transcription, payables processing and payroll services. The consideration payable by a partnership or limited liability company for these services may be based on the volume of services provided by the practice, which is measured by the partnership or limited liability company's revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice's cost of providing the services thereunder.

         Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure.

         Notwithstanding our belief that the relationship of physician partners to our surgery centers should not constitute illegal remuneration under the federal anti-kickback statute or similar laws, we cannot assure you that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners' ownership interest in our centers to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

         In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

         Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

         Prohibition on physician ownership of healthcare facilities and certain self-referrals. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or member of the physician's immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the federal healthcare programs. The original Stark Law only addressed referrals involving clinical laboratory services. However, in 1995, additional legislation, commonly known as Stark II, expanded the ban on self-referrals by adding the following services to the definition of "designated health services:" physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

         On January 4, 2001, DHHS issued final regulations subject to comment intended to clarify parts of the Stark Law, and some exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The second phase of the regulations are expected to address services furnished in a surgery center. Under the phase one regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for the purposes of the Stark Law. The phase one regulations are generally to be effective January 4, 2002. DHHS is accepting comments on the phase one regulations until April 4, 2001, which may lead to further changes. Therefore, we believe the Stark Law generally does not prohibit physician ownership or investment interests in surgery centers to which they refer patients. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

         In addition, several states in which we operate have self-referral statutes similar to the Stark Law. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances that further judicial or agency interpretation of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.

         The federal False Claims Act and similar federal and state laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payers that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government's behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law should also be prosecuted as violations of the federal False Claims Act. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. We are currently not aware of any actions against us under the False Claims Act.

         A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court.

         Healthcare industry investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.

         The Office of the Inspector General of the U.S. Department of Health and Human Services and the Department of Justice has, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future investigation of us, our executives or our managers could result in significant liabilities or penalties to us, as well as adverse publicity.

         Privacy requirements and administrative simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996. These final health privacy regulations have an effective date of April 14, 2001, and a compliance date of April 14, 2003. Subject to limited exceptions, these regulations restrict how healthcare providers use and disclose medical records and other individually identifiable health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used and disclosed.

         In addition, the Administrative Simplification Provisions require DHHS to adopt standards to protect the security of health-related information. DHHS proposed security regulations on August 12, 1998. As proposed, those security regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. Further, as required by the Administrative Simplification Provisions, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. These statutes vary by state and could impose additional penalties. Although we cannot predict the total financial or other impact of these regulations on our business, compliance with these regulations could require us to spend substantial sums, including but not limited to purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines of up to $250,000 per violation. Our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

         Obligations to buy-out physician partners. Under our agreements with physician partners, we are obligated to purchase the interests of the physicians at the greater of the physicians' capital account or a multiple of earnings in the event that their continued ownership of interests in the partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition is required to be made by our counsel in concurrence with counsel of the physician partners, or if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the statute or regulation causing such prohibition.

EMPLOYEES

         As of December 31, 2000, AmSurg and our affiliated entities employed approximately 614 persons, 438 of whom were full-time employees and 176 of whom were part-time employees. Of the above, 107 were employed at our headquarters in Nashville, Tennessee. In addition, approximately 385 employees are leased on a full-time basis and 251 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be excellent.

LEGAL PROCEEDINGS AND INSURANCE

         From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us, our partnerships or limited liability companies that might have a material financial impact on us.

         Each of our surgery centers maintains separate medical malpractice insurance in amounts deemed adequate for our business.

ITEM 2.  PROPERTIES

         Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 22,060 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2009. AmSurg partnerships and limited liability companies generally lease space for their surgery centers. Seventy-nine of the centers in operation at December 31, 2000 lease space ranging from 1,200 to 13,400 square feet with remaining lease terms ranging from two to fifteen years. Two centers in operation at December 31, 2000 are located in buildings owned indirectly by AmSurg.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers of AmSurg as of December 31, 2000. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

           NAME                      AGE                                     POSITION WITH AMSURG
           ----                      ---                                     --------------------

     Ken P. McDonald                  60             Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through
                                                     July 1996 and Chief Operating Officer from December 1994 until December
                                                     1997.

     Claire M. Gulmi                  47             Chief Financial Officer since September 1994; Senior Vice President since March 1997; Secretary since December 1997; Vice President from
                                                     September 1994 through March 1997.

     Royce D. Harrell                 55             Senior Vice President of Corporate Services since September 2000;
                                                     Senior Vice President of Operations from October 1992 until September
                                                     2000.

     Rodney H. Lunn                   51             Senior Vice President of Center Development since 1992; director from
                                                     1992 until February 1997.

     David L. Manning                 51             Senior Vice President of Development and Assistant Secretary of AmSurg
                                                     since April 1992.

     Dennis J. Zamojski               44             Senior Vice President of Operations since September 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Class A Common Stock trades under the symbol "AMSGA" and the Class B Common Stock trades under the symbol "AMSGB" on the Nasdaq Stock Market's National Market. The following table sets forth the high and low sales prices per share for the Common Stock for each of the quarters in 1999 and 2000, as reported on the Nasdaq National Market.

                                             CLASS A                CLASS B
                                          COMMON STOCK           COMMON STOCK
                                       ------------------     -------------------
                                        HIGH        LOW        HIGH         LOW
                                       -------    -------     -------     -------

         1999:
              First Quarter            $  9.50    $  6.50     $  8.75     $  6.50
              Second Quarter           $  8.75    $  6.00     $  8.63     $  5.75
              Third Quarter            $  8.13    $  5.66     $  7.75     $  5.88
              Fourth Quarter           $  8.13    $  5.13     $  7.88     $  4.75

         2000:
              First Quarter            $  7.13    $  5.00     $  7.00     $  5.50
              Second Quarter           $  6.44    $  4.75     $  6.50     $  5.13
              Third Quarter            $ 14.75    $  5.25     $ 13.38     $  5.38
              Fourth Quarter           $ 24.75    $ 11.25     $ 20.31     $ 10.50

         At March 9, 2001 there were approximately 1,900 holders of the Class A Common Stock, including approximately 130 shareholders of record, and 1,200 holders of the Class B Common Stock, including approximately 80 shareholders of record.

         We have never declared or paid a cash dividend on either class of our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, which will review this dividend policy from time to time. Presently, the declaration of dividends would violate certain covenants associated with our credit facility with lending institutions.

         On January 4, 2000, we issued 8,830 shares of Class A Common Stock to physicians as partial payment of a note issued in connection with the acquisition of a surgery center. The market price of these shares was $5.66 per share. The shares described above were issued without registration under the Securities Act to accredited investors in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act and Regulation D of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                              YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                              2000          1999         1998         1997         1996
                                                           ----------    ----------    --------    ----------    --------
                                                                       (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues ..............................................    $  143,261    $  101,446    $ 80,322    $   57,414    $ 34,898
Operating expenses ....................................        96,114        69,428      63,370(1)     44,084(2)   26,191
                                                           ----------    ----------    --------    ----------    --------

     Operating income .................................        47,147        32,018      16,952        13,330       8,707

Minority interest .....................................        27,702        19,431      13,645         9,084       5,433
Interest and other expenses ...........................         4,703         1,122       1,499         2,396(3)      808
                                                           ----------    ----------    --------    ----------    --------

     Earnings before income taxes and cumulative
       effect of an accounting change .................        14,742        11,465       1,808         1,850       2,466

Income tax expense ....................................         5,676         4,414       1,047         1,774         985
                                                           ----------    ----------    --------    ----------    --------

     Net earnings before cumulative effect of an
       accounting change ..............................         9,066         7,051         761            76       1,481

Cumulative effect of a change in the method in
       which pre-opening costs are recorded ...........            --          (126)         --            --          --
                                                           ----------    ----------    --------    ----------    --------

     Net earnings .....................................         9,066         6,925         761            76       1,481
Accretion of preferred stock discount .................            --            --          --           286          22
                                                           ----------    ----------    --------    ----------    --------

Net earnings (loss) available to common
     shareholders .....................................    $    9,066    $    6,925    $    761    $     (210)   $  1,459
                                                           ==========    ==========    ========    ==========    ========

Basic earnings per common share:
     Net earnings before cumulative effect of an
       accounting change ..............................    $     0.62    $     0.49    $   0.06    $    (0.02)   $   0.17
     Net earnings .....................................    $     0.62    $     0.48    $   0.06    $    (0.02)   $   0.17

Diluted earnings per common share:
     Net earnings before cumulative effect of an
       accounting change ..............................    $     0.60    $     0.48    $   0.06    $    (0.02)   $   0.16
     Net earnings .....................................    $     0.60    $     0.47    $   0.06    $    (0.02)   $   0.16

Weighted average number of shares and share
     equivalents outstanding:
     Basic ............................................        14,594        14,429      12,247         9,453       8,689
     Diluted ..........................................        15,034        14,778      12,834         9,453       9,083

                                                                                AT DECEMBER 31,
                                                           --------------------------------------------------------
                                                             2000        1999        1998        1997        1996
                                                           --------    --------    --------    --------    --------
                                                                      (In thousands, except center data)

BALANCE SHEET DATA:
Cash and cash equivalents .............................    $  7,688    $  9,523    $  6,070    $  3,407    $  3,192
Working capital .......................................      26,589      21,029      12,954       9,312       4,732
Total assets ..........................................     190,652     137,868      98,421      75,238      54,653
Long-term debt and other long-term obligations ........      71,832      34,901      12,483      24,970       9,218
Minority interest .....................................      21,063      17,358      11,794       9,192       5,674
Preferred stock .......................................          --          --          --       5,268       4,982
Shareholders' equity ..................................      83,145      72,708      64,369      29,991      28,374

CENTER DATA:
Centers at end of year ................................          81          63          52          39          27
Procedures performed during year ......................     288,494     207,754     156,521     101,819      71,323

---------------

(1) Includes a loss attributable to the sale of two partnership interests in two physician practices, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.29 and $0.28, respectively, for the year ended December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Consolidated Financial Statements - Note 3(c)."
(2) Includes a loss attributable to the sale of a partnership interest, net of a gain on the sale of a surgery center building and equipment, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.16 for the year ended December 31, 1997.
(3) Reflects cost incurred related to the distribution of our common stock held by American Healthways, Inc. to American Healthways, Inc.'s stockholders, which had an impact of reducing basic and diluted earnings per share by $0.09.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described below, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

         Forward-looking statements and our liquidity, financial condition and results of operations may be affected by our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers; our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions; our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy; our ability to manage growth; our ability to contract with managed care payers on terms satisfactory to us for our existing centers and our centers that are currently under development; our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development; our ability to minimize start-up losses of our development centers; our ability to maintain favorable relations with our physician partners; the implementation of the proposed rule issued by the Health Care Financing Administration which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; risks associated with our status as a general partner of the limited partnerships; and risks relating to our technological systems. Additionally, with regard to the remaining transactions with Physicians Resource Group factors include, but are not limited to, the parties' respective abilities to consummate the remaining transactions contemplated thereunder; our ability to enter into partnership or operating agreements with the physician owners of the remaining Physicians Resource Group surgery centers; our ability to effectively integrate the operations of the Physicians Resource Group surgery centers into our operations; and our ability to operate the Physicians Resource Group surgery centers profitably.

OVERVIEW

         We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 2000, we owned a majority interest (51% or greater) in 81 surgery centers.

         We operated as a majority owned subsidiary of American Healthways from 1992 until December 3, 1997 when American Healthways distributed to its stockholders all of its holdings in AmSurg common stock in a spin-off transaction.

         The following table presents the changes in the number of surgery centers in operation and centers under development for the years ended December 31, 2000, 1999 and 1998. We consider a center to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                      2000    1999    1998
                                                      ----    ----    ----

Centers in operation, beginning of the year ......      63      52      39
New center acquisitions placed in operation ......       9      10       7
New development centers placed in operation ......       9       1       7
Centers sold .....................................      --      --      (1)
                                                      ----    ----    ----

Centers in operation, end of the year ............      81      63      52
                                                      ====    ====    ====

Centers under development, end of the year .......       4      12       5
                                                      ====    ====    ====

         Of the surgery centers in operation as of December 31, 2000, 53 centers perform gastrointestinal endoscopy procedures, 24 centers perform ophthalmology surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and two centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. As of March 6, 2001, we had acquired interests in five additional surgery centers.

         On January 31, 2000, we signed a definitive agreement with Physicians Resource Group for the purchase of a portion of Physicians Resource Group's ownership interest in certain single specialty ophthalmology surgery centers for approximately $40 million in cash. In addition, we may purchase additional centers from Physicians Resource Group upon completion of satisfactory due diligence and negotiation of partnership or operating agreements with the physician owners of the remaining interest. As of December 31, 2000, we had purchased from Physicians Resource Group six surgery centers and were pursuing additional acquisitions of up to three surgery centers from Physicians Resource Group. Of these three additional centers, one was acquired in the first quarter of 2001. Physicians Resource Group has filed for bankruptcy in the United States Bankruptcy Court for the Northern District of Texas.

         In 1998, we disposed of our interests in two physician practices as part of an overall strategy to exit the practice management business and focus solely on the development, acquisition and operation of ambulatory surgery centers. Accordingly, we recorded a charge of $3.6 million, net of income tax benefit of $1.8 million, in the second quarter of 1998 for the estimated loss on the disposal of these assets. See "Notes to Consolidated Financial Statements -
Note 3(c)."

         While we generally own 51% to 70% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net earnings or loss of the surgery center entities.

SOURCES OF REVENUES

         Substantially all our revenue is derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Historically, our other significant source of revenues had been the fees for physician services performed by two physician group practices in which we owned a majority interest. However, as a result of the disposition of these practices occurring in 1998, we no longer earn such revenue.

         Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 37%, 38% and 41% of our revenues in the years ended December 31, 2000, 1999 and 1998, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules.

RESULTS OF OPERATIONS

         The following table shows certain statement of operations items expressed as a percentage of revenues for the years ended December 31, 2000, 1999 and 1998:

                                                                      2000      1999      1998
                                                                     ------    ------    ------

Revenues ........................................................     100.0%    100.0%    100.0%

Operating expenses:
    Salaries and benefits .......................................      27.8      27.4      28.6
    Supply cost .................................................      11.6      11.3      11.4
    Other operating expenses ....................................      20.5      22.5      23.9
    Depreciation and amortization ...............................       7.2       7.2       8.2
    Net loss on sale of assets ..................................        --        --       6.8
                                                                     ------    ------    ------

         Total operating expenses ...............................      67.1      68.4      78.9
                                                                     ------    ------    ------

         Operating income .......................................      32.9      31.6      21.1

Minority interest ...............................................      19.3      19.2      17.0
Interest expense, net of interest income ........................       3.3       1.1       1.9
                                                                     ------    ------    ------

         Earnings before income taxes and cumulative effect
           of an accounting change ..............................      10.3      11.3       2.2

Income tax expense ..............................................       4.0       4.4       1.3
                                                                     ------    ------    ------

         Net earnings before cumulative effect of an
           accounting change ....................................       6.3       6.9       0.9

Cumulative effect of a change in the method in which
  pre-opening costs are recorded ................................        --       0.1        --
                                                                     ------    ------    ------

         Net earnings ...........................................       6.3%      6.8%      0.9%
                                                                     ======    ======    ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues were $143.3 million in 2000, an increase of $41.8 million, or 41%, over revenues in 1999. The increase is primarily attributable to additional centers in operation in 2000 and same-center revenue growth of 10%. Same-center growth is primarily attributable to additional procedure volume.

         Salaries and benefits expense was $39.8 million in 2000, an increase of $11.9 million, or 43%, over salaries and benefits expense in 1999. This increase resulted primarily from 18 additional centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth. As a percentage of revenues, salaries and benefits expense remained relatively constant.

         Supply cost was $16.6 million in 2000, an increase of $5.1 million, or 44%, over supply cost in 1999. This increase resulted primarily from a 39% increase in procedures over 1999 and an increased mix of ophthalmology procedures, which require more costly supplies than gastroenterology procedures, our predominant procedure type.

         Other operating expenses were $29.4 million in 2000, an increase of $6.7 million, or 29%, over other operating expenses in 1999. This increase resulted primarily from additional centers in operation, which increased 26% over the average number of centers in operation in 1999. As a percentage of revenues, other operating expenses decreased by 2%. This is due to the fact that other operating expenses includes many fixed expenses such as rents, operating taxes and utilities, which contribute to higher profit margins when same-center revenues increase.

         We anticipate further increases in operating expenses in 2001 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within 12 months after a center opens. At December 31, 2000, we had four centers under development and nine centers that had been open for less than one year.

         Depreciation and amortization expense increased $3.0 million, or 41%, in 2000 over 1999, primarily due to 18 additional surgery centers in operation in 2000 compared to 1999, as well as additional excess of cost over net assets of purchased operations acquired throughout 2000 and 1999.

         Our minority interest in earnings in 2000 increased by $8.3 million, or 43%, over 1999 primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $3.6 million, or 319%, in 2000 in comparison to 1999 due to an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers in late 1999 and throughout 2000, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt. We also experienced higher interest rates in 2000 compared to 1999.

         We recognized income tax expense of $5.7 million in 2000, compared to $4.4 million in 1999. Our effective tax rate in 2000 and 1999 was 38.5% of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

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

         Supply cost was $11.5 million in 1999, an increase of $2.3 million, or 25%, over supply cost in 1998. This increase resulted primarily from a 33% increase in procedures over 1998.

         Other operating expenses were $22.8 million in 1999, an increase of $3.6 million, or 19%, over other operating expenses in 1998. This increase also resulted primarily from additional centers in operation but was offset by a $2.1 million reduction in physician practice expenses of the practices disposed of in 1998. As a percentage of revenues, other operating expenses dropped by 1%. This is due to the fact that other operating expenses included many fixed expenses such as rents, operating taxes and utilities, which lead to higher profit margins when same-center revenues increase.

         Depreciation and amortization expense increased $0.7 million, or 11%, in 1999 over 1998, primarily due to 11 additional surgery centers in operation in 1999 compared to 1998. This increase was offset by a reduction in the depreciation, amortization of excess of cost over net assets of purchased operations and deferred pre-opening cost in the aggregate of approximately $1.0 million in 1999 due to physician practices sold in 1998 and the adoption in 1999 of Statement of Position, or SOP, No. 98-5 "Reporting on Cost of Start-Up Activities," as further discussed below.

         We experienced no significant capital gain/loss transactions in 1999. The net loss on sale of assets in 1998 primarily resulted from our decision to exit the physician practice management business. In the second quarter of 1998, we reduced the carrying value of the long-lived assets of the practices held for sale by approximately $5.4 million based on the estimated sales proceeds less estimated costs to sell. The ultimate disposition of the practices, which occurred later in 1998, resulted in no significant change from the estimate originally recorded in the second quarter of 1998.

         Our minority interest in earnings in 1999 increased by $5.8 million, or 42%, over 1998 primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability. Minority interest as a percentage of revenues increased in 1999 compared to 1998 primarily as a result of the absence of physician practice revenues of the practices disposed of in 1998 which are not as marginally profitable to our respective minority partners as are our existing surgery centers, as well as increased same-center profitability as a result of same-center revenue growth.

         Interest expense decreased $0.4 million, or 25%, in 1999 in comparison to 1998 due to the repayment of long-term debt from the proceeds of the public offering in June 1998 (see "Liquidity and Capital Resources") and a decrease in our borrowing rate due to a decrease in borrowing levels. The reduction in interest expense was partially offset by an increase in debt assumed or incurred in connection with additional acquisitions of interests in surgery centers in late 1998 and throughout 1999, together with the interest expense associated with newly opened start-up surgery centers financed partially with bank debt.

         We recognized income tax expense of $4.4 million in 1999, compared to $1.0 million in 1998. Excluding the impact of the practice dispositions in 1998, our effective tax rate in 1999 and 1998 was 38.5% and 40.0%, respectively, of net earnings before income taxes and cumulative effect of an accounting change and differed from the federal statutory income tax rate of 34% primarily due to the impact of state income taxes.

         Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999 we adopted SOP No. 98-5, which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, we expensed $126,000, net of minority interest and income taxes, as a cumulative effect of an accounting change.

QUARTERLY STATEMENT OF EARNINGS DATA

         The following table presents certain quarterly statement of earnings data for the years ended December 31, 1999 and 2000. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                      1999                                            2000
                                    ----------------------------------------        -----------------------------------------
                                       Q1   (1)  Q2         Q3          Q4            Q1         Q2           Q3         Q4
                                    -------    -------    -------    -------        -------     -------     -------   -------
                                                            (In thousands, except per share data)

     Revenues.....................  $23,394    $24,677    $25,386    $27,989        $31,633     $34,590     $36,717   $40,321
     Earnings before income
       taxes and cumulative
       effect of an accounting
       change.....................    2,544      2,819      2,913      3,189          3,290       3,585       3,700     4,167
     Net earnings.................    1,439      1,733      1,792      1,961          2,023       2,205       2,275     2,563
     Diluted earnings per
       common share...............  $  0.10    $  0.12    $  0.12    $  0.13        $  0.14     $  0.15     $  0.15   $  0.17

(1) Includes a charge of $126,000, net of income taxes, or $0.01 per share, for the cumulative effect of an accounting change related to the method in which pre-opening costs are recorded.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had working capital of $26.6 million compared to $21.0 million at December 31, 1999. Operating activities for 2000 generated $18.5 million in cash flow from operations compared to $16.8 million in 1999. Cash and cash equivalents at December 31, 2000 and 1999 were $7.7 million and $9.5 million, respectively.

         During 2000, we used approximately $30.7 million to acquire interests in practice-based ambulatory surgery centers. In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled $13.4 million in 2000, of which $0.7 million was funded from the capital contributions of our minority partners. We used our cash flow from operations and net borrowings of long-term debt of $23.2 million to fund our acquisition and development obligations. At December 31, 2000, we had outstanding obligations associated with recent acquisitions of $10.5 million in the form of a combination of notes payable and other obligations, which we funded through additional borrowings of long-term debt in January 2001. At December 31, 2000, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $0.7 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

         During 2000, we raised approximately $0.7 million from the issuance of stock under our employee stock option plans.

         On May 5, 2000, we refinanced and amended our revolving credit facility to permit us to borrow up to $100.0 million to finance our acquisition and development projects at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The amended loan agreement provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2000. At December 31, 2000, borrowings under the amended credit facility were $55.5 million, are due in May 2003, and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the LLCs. During 2000, we incurred approximately $0.9 million in financing costs associated with the amended credit facility.

         On June 12, 1998, the Department of Health and Human Services, or DHHS, published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. The proposed rule reduces the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. DHHS initially planned to implement these new rates in the spring of 2001. However, the Benefits Improvement and Protection Act of 2000, or BIPA, made three changes to the June 1998 proposed rule. First, BIPA deferred the date on which the proposal becomes effective to January 2002; second, BIPA requires the phase-in of the new rates over four years; and third, it requires that DHHS use data beginning in January 2003 based on a new surgery center cost survey from 1999 or later in calculating new rates.

                  We estimate that if full implementation of the new rates occurred in January 2002, they would adversely affect our annual revenues by 4% based on the proposed rates and our historical procedure mix. However, we believe due to the four year phase-in of the new rates, coupled with updated rates based on a new cost survey to be used in 2003 and cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by the rule's implementation. There can be no assurance that the implementation of this rule will not adversely impact our financial condition, results of operation and business prospects.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted this pronouncement on January
1, 2001, which had no impact on our consolidated financial statements.

         SEC Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB No. 101 was required no later than the fourth fiscal quarter of fiscal year 2000 and had no impact on our consolidated financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2001.

         The table below provides information as of December 31, 2000 and 1999 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data).


                                                                                                                  FAIR
                                                          YEARS ENDED DECEMBER 31,                              VALUE AT
                                ----------------------------------------------------------------------------  DECEMBER 31,
                                   2001         2002         2003            2004       2005         2006         2000
                                ----------   ----------   ----------      ---------- ----------   ----------  ------------
  Fixed rate ...............    $   1,643    $   1,643    $    1,140      $   416    $   213      $   55       $ 5,110
  Average interest rate ....         8.30%        8.55%         8.49%        8.59%      9.00%       9.00%

  Variable rate ............    $     653    $     322    $   55,797      $   290    $    --      $   --       $57,062
  Average interest rate ....         8.81%        8.96%         8.69%        9.00%                    --            --



                                                                                                      FAIR
                                                          YEARS ENDED DECEMBER 31,                  VALUE AT
                                ----------------------------------------------------------------  DECEMBER 31,
                                   2000         2001         2002            2003       2004          1999
                                ----------   ----------   ----------      ---------- ----------   ------------
  Fixed rate ...............    $   1,101    $     922    $      554      $   291    $    93        $ 2,961
  Average interest rate ....         8.08%        7.85%         7.93%        7.76%      7.89%

  Variable rate ............    $     708    $  32,016    $      390      $   370    $   265        $33,749
  Average interest rate ....         5.58%        7.70%         8.66%        8.20%      6.00%

         The difference in maturities of long-term obligations principally resulted from the refinancing of our revolving credit facility on May 5, 2000, which increased our borrowing capacity from $50.0 million to $100.0 million and extended the maturity date to 2003. Outstanding borrowings under this facility at December 31, 2000 increased as compared to December 31, 1999 due to the acquisition of additional surgery centers. The average interest rate on these borrowings at December 31, 2000 increased as compared to December 31, 1999 due to higher borrowing levels and an overall increase in market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, AmSurg Corp. changed its method of accounting for pre-opening costs in 1999.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 19, 2001, except for Note 13,
     as to which the date is March 6, 2001

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                    2000          1999
                                                                                                  --------      --------
                                 ASSETS
Current assets:
     Cash and cash equivalents ..............................................................     $  7,688      $  9,523
     Accounts receivable, net of allowance of $2,506 and $2,265, respectively ...............       24,468        17,462
     Supplies inventory .....................................................................        2,645         2,077
     Deferred income taxes (note 9) .........................................................          636           590
     Prepaid and other current assets .......................................................        2,091         1,608
                                                                                                  --------      --------

              Total current assets ..........................................................       37,528        31,260

Long-term receivables and deposits (note 3) .................................................        1,861         2,036
Property and equipment, net (notes 4, 6 and 7) ..............................................       39,855        27,995
Intangible assets, net (notes 3 and 5) ......................................................      111,408        76,577
                                                                                                  --------      --------

              Total assets ..................................................................     $190,652      $137,868
                                                                                                  ========      ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Notes payable (note 3) .................................................................     $     --      $  1,238
     Current portion of long-term debt (note 6) .............................................        2,296         1,809
     Accounts payable .......................................................................        2,234         1,915
     Accrued salaries and benefits ..........................................................        2,759         2,204
     Other accrued liabilities ..............................................................        2,632         2,594
     Current income taxes payable ...........................................................        1,018           471
                                                                                                  --------      --------

              Total current liabilities .....................................................       10,939        10,231

Long-term debt (note 6) .....................................................................       59,876        34,901
Notes payable and other long-term obligations (note 3) ......................................       11,956            --
Deferred income taxes (note 9) ..............................................................        3,673         2,670
Minority interest ...........................................................................       21,063        17,358
Preferred stock, no par value, 5,000,000 shares authorized ..................................           --            --
Shareholders' equity:
     Common stock (note 8):
         Class A, no par value, 35,000,000 shares authorized, 9,951,656 and 9,760,228
           shares outstanding, respectively .................................................       50,764        49,393
         Class B, no par value, 4,800,000 shares authorized, 4,787,131 shares outstanding ...       13,529        13,529
     Retained earnings ......................................................................       18,852         9,786
                                                                                                  --------      --------

              Total shareholders' equity ....................................................       83,145        72,708
                                                                                                  --------      --------

Commitments and contingencies (notes 4, 7, 10 and 12)

              Total liabilities and shareholders' equity ....................................     $190,652      $137,868
                                                                                                  ========      ========

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
       (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                              2000         1999             1998
                                                                                           ---------    ---------        ---------
Revenues (note 2) ....................................................................     $ 143,261    $ 101,446        $  80,322

Operating expenses:
     Salaries and benefits (note 10) .................................................        39,770       27,895           22,947
     Supply cost .....................................................................        16,598       11,491            9,209
     Other operating expenses (note 10) ..............................................        29,445       22,777           19,184
     Depreciation and amortization ...................................................        10,301        7,290            6,568
     Net (gain) loss on sale of assets (note 3) ......................................            --          (25)           5,462
                                                                                           ---------    ---------        ---------

         Total operating expenses ....................................................        96,114       69,428           63,370
                                                                                           ---------    ---------        ---------

         Operating income ............................................................        47,147       32,018           16,952

Minority interest ....................................................................        27,702       19,431           13,645
Interest expense, net of interest income of $230, $237 and $125, respectively ........         4,703        1,122            1,499
                                                                                           ---------    ---------        ---------

         Earnings before income taxes and cumulative effect of an accounting
           change ....................................................................        14,742       11,465            1,808

Income tax expense (note 9) ..........................................................         5,676        4,414            1,047
                                                                                           ---------    ---------        ---------

         Net earnings before cumulative effect of an accounting change ...............         9,066        7,051              761
Cumulative effect of a change in the method in which pre-opening costs are
   recorded ..........................................................................            --         (126)              --
                                                                                           ---------    ---------        ---------

         Net earnings ................................................................     $   9,066    $   6,925        $     761
                                                                                           =========    =========        =========

Basic earnings per common share (note 8):
     Net earnings before cumulative effect of an accounting change ...................     $    0.62    $    0.49        $    0.06
     Net earnings ....................................................................     $    0.62    $    0.48        $    0.06

Diluted earnings per common share (note 8):
     Net earnings before cumulative effect of an accounting change ...................     $    0.60    $    0.48        $    0.06
     Net earnings ....................................................................     $    0.60    $    0.47        $    0.06

Weighted average number of shares and share equivalents outstanding (note 8):
     Basic ...........................................................................        14,594       14,429           12,247
     Diluted .........................................................................        15,034       14,778           12,834

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS)

                                                                                                   DEFERRED
                                                                   COMMON STOCK                  COMPENSATION
                                                               -------------------     RETAINED  ON RESTRICTED
                                                               SHARES      AMOUNT      EARNINGS      STOCK        TOTAL
                                                               ------      -------     --------  -------------   -------
Balance December 31, 1997 ...........................           9,545      $28,165      $ 2,100      $(274)      $29,991
     Issuance of common stock, net of
       offering cost ................................           3,706       27,635           --         --        27,635
     Issuance of common stock in
       conjunction with acquisitions ................              56          451           --         --           451
     Stock options exercised, including related
       tax benefit of $42 ...........................              26          126           --         --           126
     Conversion of preferred stock ..................             987        5,268           --         --         5,268
     Net earnings ...................................              --           --          761         --           761
     Amortization of deferred compensation
       on restricted stock ..........................              --           --           --        137           137
                                                               ------      -------      -------      -----       -------
Balance December 31, 1998 ...........................          14,320       61,645        2,861       (137)       64,369
     Issuance of common stock in
       conjunction with acquisitions ................               9           61           --         --            61
     Issuance of common stock .......................             184        1,100           --         --         1,100
     Stock options exercised, including related
       tax benefit of $9 ............................              34          116           --         --           116
     Net earnings ...................................              --           --        6,925         --         6,925
     Amortization of deferred compensation
       on restricted stock ..........................              --           --           --        137           137
                                                               ------      -------      -------      -----       -------
Balance December 31, 1999 ...........................          14,547       62,922        9,786         --        72,708
     Issuance of common stock .......................              30          172           --         --           172
     Stock options exercised, including related
       tax benefit of $504 ..........................             162        1,199           --         --         1,199
     Net earnings ...................................              --           --        9,066         --         9,066
                                                               ------      -------      -------      -----       -------

Balance December 31, 2000 ...........................          14,739      $64,293      $18,852      $  --       $83,145
                                                               ======      =======      =======      =====       =======

See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                 2000          1999         1998
                                                                               --------      --------     --------
Cash flows from operating activities:
     Net earnings ........................................................     $  9,066      $  6,925     $    761
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Cumulative effect of an accounting change .......................           --           126           --
         Minority interest ...............................................       27,702        19,431       13,645
         Distributions to minority partners ..............................      (27,416)      (16,369)     (13,480)
         Depreciation and amortization ...................................       10,301         7,290        6,568
         Deferred income taxes ...........................................          957           760          525
         Amortization of deferred compensation on restricted stock .......           --           137          137
         Net (gain) loss on sale of assets ...............................           --           (25)       5,462
         Increase (decrease) in cash, net of effects of acquisitions and dispositions, due to changes in:
              Accounts receivable, net ...................................       (3,141)       (3,223)      (2,560)
              Supplies inventory .........................................         (182)         (560)         (77)
              Prepaid and other current assets ...........................         (460)         (216)          42
              Other assets ...............................................          278           103         (325)
              Accounts payable ...........................................           56           720          123
              Accrued expenses and other liabilities .....................        1,447         1,677          519
              Other, net .................................................         (115)           (8)          (1)
                                                                               --------      --------     --------

              Net cash flows provided by operating activities ............       18,493        16,768       11,339

Cash flows from investing activities:
     Acquisition of interest in surgery centers ..........................      (30,714)      (26,644)     (18,565)
     Acquisition of property and equipment ...............................      (13,457)       (4,110)      (6,967)
     Proceeds from sale of assets ........................................           --            29          669
     (Increase) decrease in long-term receivables ........................          167        (1,842)         335
                                                                               --------      --------     --------

              Net cash flows used in investing activities ................      (44,004)      (32,567)     (24,528)

Cash flows from financing activities:
     Repayment of notes payable ..........................................           --        (2,385)          --
     Proceeds from long-term borrowings ..................................       37,345        38,060       19,874
     Repayment on long-term borrowings ...................................      (14,145)      (17,063)     (32,787)
     Net proceeds from issuance of common stock ..........................          695           107       27,659
     Proceeds from capital contributions by minority partners ............          704           533        1,167
     Financing cost incurred .............................................         (923)           --          (61)
                                                                               --------      --------     --------

              Net cash flows provided by financing activities ............       23,676        19,252       15,852
                                                                               --------      --------     --------

Net increase (decrease) in cash and cash equivalents .....................       (1,835)        3,453        2,663
Cash and cash equivalents, beginning of year .............................        9,523         6,070        3,407
                                                                               --------      --------     --------

Cash and cash equivalents, end of year ...................................     $  7,688      $  9,523     $  6,070
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

         The Company operates in one business segment, the ownership and operation of ambulatory surgery centers. The Company's ownership and management of physician practices was discontinued in 1998 and such businesses did not meet the quantitative thresholds for segment reporting under Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information."

B.   CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities less than three months when purchased.

C.   SUPPLIES INVENTORY

         Supplies inventory consists of medical and drug supplies and is recorded at cost on a first-in, first-out basis.

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

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

     DEFERRED PRE-OPENING COSTS AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE

         Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999, the Company adopted Statement of Position ("SOP") No. 98-5 "Reporting on the Costs of Start-Up Activities," which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, the Company expensed $126,000, net of minority interest and income taxes, as a cumulative effect of an accounting change. The impact of the accounting change on the Company's results of operations in 1999 was not material.

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

H.   EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net earnings available to common shareholders by the combined weighted average number of Class A and Class B common shares while diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

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

K.   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include recoverability of excess of cost over net assets of purchased operations. Actual results could differ from those estimates.

L.   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted this pronouncement on January 1, 2001, which had no impact on the Company's consolidated financial statements.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," released in December 1999 provides guidance for applying generally accepted accounting principles to selected revenue recognition issues. The implementation of SAB No. 101 was required no later than the fourth fiscal quarter of fiscal year 2000 and had no impact on the Company's consolidated financial statements.

M.   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2.   REVENUE RECOGNITION

         Revenues for the years ended December 31, 2000, 1999 and 1998 are comprised of the following (in thousands):

                                      2000         1999         1998
                                    --------     --------     --------
    Surgery centers .........       $142,298     $100,937     $ 75,334
    Physician practices .....             --           --        4,786
    Other ...................            963          509          202
                                    --------     --------     --------

        Revenues ............       $143,261     $101,446     $ 80,322
                                    ========     ========     ========

         Center revenues consist of the billing for the use of the Centers' facilities (the "facility fee") directly to the patient or third party payer. The facility fee excludes any amounts billed for physicians' services which are billed separately by the physicians to the patient or third party payer.

         Physician practice revenues consist of the billing for physician services of the Company's two majority owned physician practices acquired in 1997 and 1996 and disposed of in 1998. The billings were made by the practice directly to the patient or third party payer.

         Revenues from Centers and physician practices are recognized on the date of service, net of estimated contractual allowances from third party medical service payers including Medicare and Medicaid. During the years ended December 31, 2000, 1999 and 1998, approximately 37%, 38% and 41%, respectively, of the Company's revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payers is limited due to the large number of such payers.

3.   ACQUISITIONS AND DISPOSITIONS

A.   ACQUISITIONS

         The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in nine, ten and seven practice-based surgery centers during 2000, 1999 and 1998, respectively. Consideration paid for the acquired interests consisted of cash, common stock and notes payable at rates ranging from 9.0% to 9.5%, due within 30 days from issuance. Total acquisition price and cost in 2000, 1999 and 1998 was $41,563,000, $29,417,000 and $21,172,000, respectively, of which the Company assigned $38,149,000, $27,403,000 and $19,504,000, respectively, to excess of cost over net assets of purchased operations. At December 31, 2000 and 1999, the Company had outstanding obligations associated with recent acquisitions of $10,479,000 and $1,638,000, respectively, in the form of a combination of notes payable and other obligations. All such amounts due as of December 31, 2000 were funded in January 2001 through long-term borrowings while existing cash funded amounts due at December 31, 1999. All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

         As of December 31, 2000, in conjunction with acquisitions in 2000, 1999 and 1998, the Company is obligated to pay an estimated $2,245,000 in contingent purchase price based on the proposed surgery center reimbursement rates by the Health Care Financing Administration as they currently stand to be implemented. Of this amount, $768,000 was paid in January 2001 and accordingly is reflected in other accrued liabilities at December 31, 2000. The remainder, which is not expected to be paid until after 2001, is reflected in notes payable and other long-term obligations. Should the proposed surgery center reimbursement rates not become effective or be further delayed, the Company would be obligated to pay up to an additional $2,430,000 in purchase price. However, the Company will be released from all or a portion of such amount upon the final implementation of proposed reimbursement rates.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

B.       PRO FORMA INFORMATION

         The unaudited consolidated pro forma results for the years ended December 31, 2000 and 1999, assuming all 2000 and 1999 acquisitions had been consummated on January 1, 1999, are as follows (in thousands, except per share data):

                                                                       2000          1999
                                                                     --------      --------
    Revenues ...................................................     $158,255      $136,954
    Net earnings ...............................................        9,733         8,022
    Earnings per common share:
        Basic ..................................................     $   0.67      $   0.55
        Diluted ................................................     $   0.65      $   0.54
    Weighted average number of shares and share equivalents:
        Basic ..................................................       14,594        14,564
        Diluted ................................................       15,034        14,913

C.   DISPOSITIONS

         In three separate transactions in 1998, the Company sold certain assets comprising a surgery center developed in 1995 and its interest in two separate partnerships that owned two physician practices. The net loss associated with these transactions was $5,443,000. The Company recognized an income tax benefit of approximately $1,850,000 associated with these losses. In conjunction with the sale of the interest in one physician practice, the Company received a note for $1,945,000 which is to be paid through 2010. The note bears interest at 6.5% and is secured by the assets of the physician practice and certain personal guarantees by the owners of the physician practice.

4.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2000 and 1999 are as follows (in thousands):

                                                                  2000           1999
                                                                --------       --------
    Land and improvements ............................          $     99       $     99
    Building and improvements ........................            23,601         16,947
    Moveable equipment ...............................            34,659         24,244
    Construction in progress .........................             1,460            429
                                                                --------       --------

                                                                  59,819         41,719
    Less accumulated depreciation and amortization ...           (19,964)       (13,724)
                                                                --------       --------

        Property and equipment, net ..................          $ 39,855       $ 27,995
                                                                ========       ========

         At December 31, 2000, the Company and its partnerships had unfunded construction and equipment purchase commitments for centers under development of approximately $675,000 in order to complete construction in progress.

5.   INTANGIBLE ASSETS

         Intangible assets at December 31, 2000 and 1999 consist of the following (in thousands):

                                                                                            2000           1999
                                                                                          --------       --------
    Excess of cost over net assets of purchased operations, net of accumulated
      amortization of $12,077 and $8,097, respectively .............................      $110,640       $ 76,461
    Other intangible assets, net of accumulated amortization of $256 and $444,
      respectively .................................................................           768            116
                                                                                          --------       --------

        Intangible assets, net .....................................................      $111,408       $ 76,577
                                                                                          ========       ========

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

6.   LONG-TERM DEBT

         Long-term debt at December 31, 2000 and 1999 is comprised of the following (in thousands):

                                                                                                    2000             1999
                                                                                                  --------         --------
    $100,000,000 credit agreement at prime or LIBOR plus a spread of 1.5% to 3.0%
      (average rate of 8.69% at December 31, 2000), due May 2003 ...........................      $ 55,500         $ 31,300
    Other debt at an average rate of 8.71%, due through June 2006 ..........................         3,872            3,577
    Capitalized lease arrangements at an average rate of 8.5%, due through
      November 2004 (see note 7) ...........................................................         2,800            1,833
                                                                                                  --------         --------

                                                                                                    62,172           36,710
    Less current portion ...................................................................        (2,296)          (1,809)
                                                                                                  --------         --------

        Long-term debt .....................................................................      $ 59,876         $ 34,901
                                                                                                  ========         ========

         The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement, as most recently amended on May 5, 2000, permits the Company to borrow up to $100,000,000 to finance the Company's acquisition and development projects at prime rate or LIBOR plus a spread of 1.5% to 3.0% or a combination thereof, provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 2000.

         Certain partnerships and LLCs included in the Company's consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $7,841,000. The Company and the partners or members have guaranteed payment of the loans.

         Principal payments required on long-term debt in the five years subsequent to December 31, 2000 and thereafter are $2,296,000, $1,965,000, $56,937,000, $706,000, $213,000 and $55,000.

7.   LEASES

         The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2015. Future minimum lease payments at December 31, 2000 are as follows (in thousands):

                                                                                          CAPITALIZED
    YEAR ENDED                                                                             EQUIPMENT        OPERATING
   DECEMBER 31,                                                                              LEASES           LEASES
   ------------                                                                           -----------       ----------
     2001...............................................................................       $1,365       $   6,889
     2002...............................................................................        1,057           6,148
     2003...............................................................................          614           5,797
     2004...............................................................................           70           5,035
     2005...............................................................................           --           3,956
     Thereafter.........................................................................           --           9,881
                                                                                           ----------       ---------

         Total minimum rentals..........................................................        3,106       $  37,706
                                                                                                            =========
     Less amounts representing interest at rates ranging from 6.49% to 9.55%............         (306)
                                                                                           ----------

         Capital lease obligations......................................................   $    2,800
                                                                                           ==========

         At December 31, 2000, equipment with a cost of approximately $5,083,000 and accumulated amortization of approximately $1,873,000 was held under capital lease. The Company and its limited partners have guaranteed payment of the leases. Rental expense for operating leases for the years ended December 31, 2000, 1999 and 1998 was approximately $7,126,000, $5,314,000 and $4,167,000 (see note 10).

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.   SHAREHOLDERS' EQUITY

A.       COMMON STOCK

         The Company operated as a majority owned subsidiary of American Healthways, Inc. ("AHI") from 1992 until December 3, 1997, when AHI distributed to its stockholders all of its holdings in the Company's common stock in a spin-off transaction. Prior to the spin-off, AHI exchanged a portion of its shares of Class A Common Stock for shares of Class B Common Stock which differs from Class A Common Stock in that it has ten votes per share in the election and removal of directors of the Company, while the Class A Common Stock has one vote per share. Other than the election and removal of directors of the Company, the Class A Common Stock and the Class B Common Stock have equal voting and other rights. The Company does not have the right to issue additional Class B Common Stock.

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

B.       SHAREHOLDER RIGHTS PLAN

         In 1999, the Company's Board of Directors adopted a shareholder rights plan and declared a distribution of one stock purchase right for each outstanding share of the Company's Class A Common Stock and Class B Common Stock to shareholders of record on December 16, 1999 and for each share of Class A Common Stock issued thereafter. Each right initially entitles its holder to purchase one one-hundredth of a share of Series C Junior Participating Preferred Stock, at $48, subject to adjustment. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company's outstanding Class A Common Stock or Class B Common Stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company's assets or earning power. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions triggered the exercisability of the rights), under specified circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. The rights expire on December 2, 2009.

C.       EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                         EARNINGS           SHARES          PER SHARE
                                                                        (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                        ----------       -------------      ----------
For the year ended December 31, 2000:
         Basic earnings per share:
              Net earnings .........................................      $9,066              14,594           $ 0.62
         Effect of dilutive securities options .....................          --                 440
                                                                          ------              ------
         Diluted earnings per share:
              Net earnings .........................................      $9,066              15,034           $ 0.60
                                                                          ======              ======

For the year ended December 31, 1999:
         Basic earnings per share:
              Net earnings .........................................      $6,925              14,429           $ 0.48
         Effect of dilutive securities options .....................          --                 349
                                                                          ------              ------
         Diluted earnings per share:
              Net earnings .........................................      $6,925              14,778           $ 0.47
                                                                          ======              ======

For the year ended December 31, 1998:
         Basic earnings per share:
              Net earnings .........................................      $  761              12,247           $ 0.06
         Effect of dilutive convertible preferred stock ............          --                 192
         Effect of dilutive securities options .....................          --                 395
                                                                          ------              ------
         Diluted earnings per share:
              Net earnings .........................................      $  761              12,834           $ 0.06
                                                                          ======              ======

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

D.   STOCK OPTIONS

         The Company has two stock option plans under which it has granted non-qualified options to purchase shares of Class A Common Stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2000, 2,527,333 shares were authorized for grant under the two stock option plans and 406,739 shares were available for future option grants. Stock option activity for the years ended December 31, 2000, 1999 and 1998 is summarized below:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                  NUMBER OF        EXERCISE
                                                   SHARES            PRICE
                                                 -----------      -----------
    Outstanding at December 31, 1997 .......      1,174,849         $  3.56
        Options granted ....................        233,902            8.76
        Options exercised ..................        (26,151)           3.18
        Options terminated .................        (38,106)           7.21
                                                 ----------

    Outstanding at December 31, 1998 .......      1,344,494            4.37
        Options granted ....................        362,961            7.41
        Options exercised ..................        (33,562)           3.20
        Options terminated .................        (38,089)           7.41
                                                 ----------

    Outstanding at December 31, 1999 .......      1,635,804            5.00
        Options granted ....................        377,059            6.82
        Options exercised ..................       (161,930)           4.29
        Options terminated .................        (25,054)           7.62
                                                 ----------

    Outstanding at December 31, 2000 .......      1,825,879            5.40
                                                 ==========

         The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           --------------------------------------------      ---------------------------
                                             WEIGHTED         WEIGHTED                         WEIGHTED
                                             AVERAGE           AVERAGE                         AVERAGE
        RANGE OF             NUMBER          REMAINING        EXERCISE         NUMBER          EXERCISE
     EXERCISE PRICES       OUTSTANDING      LIFE (YRS.)        PRICE         EXERCISABLE         PRICE
     ---------------       -----------      -----------     -----------      -----------      ----------
    $ 0.75  - $3.00 ......    465,029          1.62         $    1.62           465,029         $1.36
      3.01  -  6.00 ......    379,852          5.60              4.91           322,329          4.78
      6.01  -  9.00 ......    844,249          8.12              7.19           306,867          7.27
      9.01  - 12.00 ......    130,083          7.16              9.20            64,875          9.20
     12.01  - 15.00 ......      6,666          9.82             14.94                --            --
                           ----------                                         ---------
      0.75  - 15.00 ......  1,825,879          5.88              5.40         1,159,100          4.31
                           ==========                                         =========

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         The Company accounts for its stock options issued to employees and outside directors pursuant to APB No. 25. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in 2000, 1999 and 1998 were $4.65, $4.48 and $4.79 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of seven years and a forfeiture rate of 3% in 2000, 1999 and 1998 and an average risk free interest rate of 6.7%, 5.2% and 5.6% in 2000, 1999 and 1998, respectively. The Company also assumed a volatility rate of 70%, 60%, and 50% in 2000, 1999 and 1998 respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the years ended December 31, 2000, 1999 and 1998 net earnings and net earnings per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):


                                                                                      2000         1999       1998
                                                                                    --------     --------   --------
     Net earnings available to common shareholders:
         As reported .......................................................          $9,066      $6,925      $ 761
         Pro forma .........................................................           8,107       6,091        152
     Basic earnings per share available to common shareholders:
         As reported .......................................................          $ 0.62      $ 0.48      $0.06
         Pro forma .........................................................            0.56        0.42       0.01
     Diluted earnings per share available to common shareholders:
         As reported .......................................................          $ 0.60      $ 0.47      $0.06
         Pro forma .........................................................            0.54        0.41       0.01

9.   INCOME TAXES

         Total income tax expense for the year ended December 31, 2000, 1999 and 1998 was allocated as follows (in thousands):


                                                                                      2000        1999         1998
                                                                                    -------     -------      -------
     Income from operations ................................................        $ 5,676     $ 4,414      $ 1,047
     Cumulative effect of a change in the method in which pre-opening
       costs are recorded ..................................................             --         (84)          --
     Shareholders' equity, for compensation expense for tax purposes in
       excess of amounts recognized for financial reporting purposes .......           (504)         (9)         (42)
                                                                                    -------     -------      -------

         Total income tax expense ..........................................        $ 5,172     $ 4,321      $ 1,005
                                                                                    =======     =======      =======

         Income tax expense from operations for the years ended December 31, 2000, 1999 and 1998 is comprised of the following (in thousands):

                                        2000         1999        1998
                                       ------       ------      ------
    Current:
        Federal ................       $3,907       $3,010      $  220
        State ..................          812          560         302
    Deferred ...................          957          844         525
                                       ------       ------      ------
        Income tax expense .....       $5,676       $4,414      $1,047
                                       ======       ======      ======

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

         Income tax expense from operations for the years ended December 31, 2000, 1999 and 1998 differed from the amount computed by applying the U.S. Federal income tax rate of 34 percent to earnings before income taxes as a result of the following (in thousands):

                                                                                      2000            1999          1998
                                                                                    -------          -------      -------
    Statutory Federal income tax .........................................          $ 5,012          $ 3,898      $   615
    State income taxes, net of Federal income tax benefit ................              662              515           71
    Decrease in valuation allowance ......................................               (9)              (8)         (10)
    Non-deductible distribution cost and net loss on sale of assets ......               --               --          324
    Other ................................................................               11                9           47
                                                                                    -------          -------      -------
        Income tax expense ...............................................          $ 5,676          $ 4,414      $ 1,047
                                                                                    =======          =======      =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                                                          2000              1999
                                                                                                        -------           -------
         Deferred tax assets:
             Allowance for uncollectible accounts ............................................          $   476           $   504
             State net operating losses ......................................................                7                25
             Accrued liabilities and other ...................................................              227                86
                                                                                                        -------           -------
             Gross deferred tax assets .......................................................              710               615
             Valuation allowance .............................................................               (7)              (16)
                                                                                                        -------           -------
                  Net deferred tax assets ....................................................              703               599

         Deferred tax liabilities:
             Property and equipment, principally due to difference in depreciation ...........              275               185
             Excess of cost over net assets of purchased operations, principally due to
               differences in amortization ...................................................            3,398             2,494
                Prepaid expenses .............................................................               67                --
                                                                                                        -------           -------
             Gross deferred tax liabilities ..................................................            3,740             2,679
                                                                                                        -------           -------
                  Net deferred tax liability .................................................          $ 3,037           $ 2,080
                                                                                                        =======           =======

         The net deferred tax liability at December 31, 2000 and 1999, is recorded as follows (in thousands):

                                                            2000      1999
                                                           ------    ------
    Current deferred income tax asset ................     $  636    $  590
    Noncurrent deferred income tax liability .........      3,673     2,670
                                                           ------    ------

        Net deferred tax liability ...................     $3,037    $2,080
                                                           ======    ======

         The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  RELATED PARTY TRANSACTIONS

         The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $3,179,000, $2,516,000 and $2,378,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The Company reimburses certain of its limited partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $15,660,000, $10,857,000 and $9,652,000 for the years ended
December 31, 2000, 1999 and 1998, respectively.

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

11.  EMPLOYEE BENEFIT PROGRAMS

          As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. The Plan is a defined contribution plan covering substantially all employees of AmSurg Corp. and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company's contributions for the years ended December 31, 2000 and 1999 were approximately $76,000 and $60,000, respectively, and vest incrementally over four years.

          As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. The Plan is a defined contribution plan covering all officers of AmSurg Corp. and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. The cost of the Plan for the year ended December 31, 2000, was approximately $46,000.

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

13.  SUBSEQUENT EVENTS

         Subsequent to December 31, 2000, the Company, through wholly owned subsidiaries, acquired a majority interest in five physician practice-based surgery centers for approximately $14,887,000.

         In the first quarter of 2001, the Company signed certain agreements which provide for the sale of the Company's equity interest in a surgery center limited liability company to an unaffiliated third party upon the fulfillment of certain conditions by the Company. The combined proceeds from these agreements will approximate the Company's net book value of its equity interest in the LLC as of December 31, 2000. Revenues from this surgery center constituted less than 1% of the Company's consolidated revenues for the year ended December 31, 2000.

                                  AMSURG CORP.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental cash flow information for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                                            2000           1999           1998
                                                                          --------       --------       --------
         Cash paid during the year for:
             Interest .................................................   $  4,507       $  1,139       $  1,573
             Income taxes, net of refunds .............................      3,376          3,475            229

         Noncash investing and financing activities:
             Capital lease obligations incurred to acquire equipment ..      1,967          1,202            799
             Conversion of preferred stock ............................         --             --          5,267
             Note received for sale of a partnership interest .........         --            245          1,945
             Conversion of note to partnership interest  ..............         --          2,047             --
             Effect of acquisitions:
                 Assets acquired, net of cash .........................     45,090         31,864         22,810
                 Liabilities assumed ..................................     (4,008)        (2,483)        (1,409)
                 Issuance of common stock .............................        (50)        (1,099)          (451)
                 Notes payable and other obligations ..................    (10,318)        (1,638)        (2,385)
                                                                          --------       --------       --------

                    Payment for assets acquired .......................   $ 30,714       $ 26,644       $ 18,565
                                                                          ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant." Biographical information about our directors is set forth below:

THOMAS G. CIGARRAN  (Director since 1992)

         Mr. Cigarran, 59, has served as our Chairman of the Board since 1992. Mr. Cigarran served as our Chief Executive Officer from January 1993 until December 1997, and as our President from January 1993 to July 1996. From December 1997 to December 1999, Mr. Cigarran served as an advisor to us. Mr. Cigarran is a co-founder of AHI and has served as Chairman of the Board, President and Chief Executive Officer of AHI since 1988.

JAMES A. DEAL  (Director since 1992)

         Mr. Deal, 51, serves as President and Chief Executive Officer and Director of Center for Diagnostic Imaging, Inc., a national network of outpatient diagnostic imaging centers. Mr. Deal served as Executive Vice President of American Healthways, Inc., or AHI, from May 1991 to August 1998 and as President of Diabetes Treatment Centers of America, Inc., an AHI subsidiary, from 1985 to August 1998.

STEVEN I. GERINGER  (Director since 1997)

         Mr. Geringer, 55, has been a private investor since June 1996, previously having served as President and Chief Executive Officer of PCS Health Systems, Inc., a unit of Eli Lilly & Company and provider of managed pharmaceutical services to managed care organizations and health insurers, from June 1995 until June 1996, and President and Chief Operating Officer of PCS from May 1993 through May 1995.

DEBORA A. GUTHRIE  (Director since 1996)

         Ms. Guthrie, 45, has served as President and Chief Executive Officer of the general partner of Capitol Health Partners, L.P., a Washington, D.C.-based venture fund specializing in healthcare industries since October 1995. Prior to forming Capitol Health Partners, L.P. in 1995, Ms. Guthrie was President and Chief Executive Officer of Guthrie Capital Corporation, a venture management company providing financial advisory and investment banking services to healthcare companies in the Mid-Atlantic and Southeastern United States. Ms. Guthrie is Secretary and a member of the Executive Committee and Board of Directors of the National Association of Small Business Investment Companies as well as the Board of Directors of the Center for International Private Enterprise, an arm of the U.S. Chamber of Commerce. Ms. Guthrie, a principal of Capitol Health Partners, L.P., was appointed to the Board of Directors in connection with our preferred stock equity financing in November 1996. Ms. Guthrie is also a director of six privately-held health care services companies.

HENRY D. HERR  (Director since 1992)

         Mr. Herr, 54, has served as Executive Vice President of Finance and Administration and Chief Financial Officer of AHI since 1986 and a director of AHI since 1988. From December 1997 to December 1999, Mr. Herr served as an advisor to us. Mr. Herr served as our Chief Financial Officer from April 1992 until September 1994 and as our Secretary from April 1992 until December 1997.

KEN P. MCDONALD  (Director since 1996)

         Mr. McDonald, 60, has served as our Chief Executive Officer since December 1997 and our President since July 1996, previously having served as our Executive Vice President and Chief Operating Officer since December 1994. Mr. McDonald joined us in 1993 as a Vice President.

BERGEIN F. OVERHOLT, M.D.  (Director since 1992)

         Dr. Overholt, 63, has served as President of Gastrointestinal Associates, P.C., a gastrointestinal specialty group, and a partner in The Endoscopy Center, Knoxville, Tennessee, which owns a limited partnership interest in an ambulatory surgery center that is majority-owned and managed by us, since 1992. Dr. Overholt also serves as our Medical Director, is Chairman of the Laser Department at the Thompson Cancer Survival Center in Knoxville, Tennessee and is an Associate Professor of Clinical Medicine at the University of Tennessee in Knoxville, Tennessee.

         There are no family relationships, by blood, marriage or adoption, between or among any of the individuals listed above as directors or executive offices. Ms. Guthrie, an affiliate of Capitol Health Partners, L.P., was appointed to the board of directors in connection with our sale of preferred stock in 1996. Mr. Geringer and Mr. Deal are Class I directors, with terms expiring in 2001. Mr. McDonald and Mr. Herr are Class II directors with terms expiring in 2002. Mr. Cigarran, Ms. Guthrie and Dr. Overholt are Class III directors with terms expiring in 2003.

         The federal securities laws require our directors and executive officers, and persons who own more than 10% of either class of our common stock, to file initial reports of ownership and reports of changes in ownership with us, the SEC and The Nasdaq National Market. Based solely upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied during fiscal 2000 with their reporting requirements, with the exception of a late filing made by Dr. Overholt in November 2000 relating to a sale transaction in September 2000 and Mr. Zamojski in December 2000 relating to an initial filing in August 2000.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Base Compensation. Each non-employee director receives an annual fee of $10,000, which may be adjusted annually to reflect changes in the Consumer Price Index, U.S. All City Average Report, of the U.S. Bureau of Labor Statistics, or CPI, for their services as directors and as members of any committees of the Board of Directors on which they serve. In addition, each non-employee director is reimbursed for out-of-pocket expenses incurred in attending Board of Directors' meetings and committee meetings. In 2000, each non-employee director received an annual fee of $10,000.

         Restricted Stock. On the date of each annual meeting of shareholders, each non-employee director who is elected or reelected to the Board of Directors or who otherwise continues as a director shall automatically receive on the date of the annual meeting of shareholders a grant of that number of shares of restricted Class A Common Stock having an aggregate fair market value on such date equal to $10,000, adjusted annually for changes in the CPI. A director serving as medical director of AmSurg but not as an employee of AmSurg will be treated as a non-employee director for purposes of these restricted stock grants. In 2000, each non-employee director received shares of Class A Common Stock having an aggregate fair market value of $5.938. In addition, Mr. Cigarran received 10,000 shares of restricted Class A Common Stock as compensation for serving as chairman of the Board of Directors.

         Each grant of restricted stock shall vest in one-third increments with one-third vesting equally on the date of grant and the first and second anniversary of the date of grant, if the grantee is still a director on each of such dates. Until the earlier of (i) five years from the date of grant and (ii) the date on which the non-employee director ceases to serve as a director, no restricted stock may be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, otherwise than by will or by the laws of descent and distribution. Upon termination of a non-employee director's service as a director for any reason other than death, disability or retirement, all shares of unvested non-employee director restricted stock will be forfeited. Upon resignation of a non-employee director as a director due to death, disability or retirement, all shares of restricted stock will immediately vest.

EMPLOYMENT AGREEMENTS

         We have employment agreements with each of Mr. McDonald, Ms. Gulmi, Mr. Zamojski, Mr. Harrell, Mr. Lunn and Mr. Manning. The employment agreements have an initial one-year term, but contain a provision that automatically extends the term for an additional one year on the first and each successive anniversary date until such executive reaches age 65, after which term the employment agreement shall not be automatically extended. We can cancel the automatic renewal provision prior to each anniversary date. The employment agreements provide that if we elect not to extend the executive's employment, the executive will be considered to have been terminated without cause and will receive his or her base salary, reduced by any salary earned by the executive from another employer, plus certain benefits for a period of one year. The executive will also receive the same compensation as provided above if the executive terminates his or her employment with us under certain circumstances at any time within 12 months following a change in control (as defined in the employment agreements). The employment agreements also contain a restrictive covenant pursuant to which each executive has agreed not to compete with us during the time we are obligated to compensate him or her pursuant to his or her employment agreement.


SUPPLEMENTAL EXECUTIVE RETIREMENT SAVINGS PLAN

         As of January 1, 2000, we adopted a non-qualified deferred compensation plan which allows employees who are at the executive level of Vice-President or higher to make pre-tax contributions to an investment account established in such executive's name. Additional contributions may be made by the Company in our discretion and vest in equal increments over five years, subject to automatic vesting if the executive retires, dies, or becomes disabled or if the Plan terminates or if there is a change of control of the Company. All contributions to the Plan are subject to claims of our creditors. The Compensation Committee administers the Plan. The cost of the plan for the year ended December 31, 2000 was $46,000.

EXECUTIVE COMPENSATION SUMMARY TABLE

         Except as noted below, the following table provides information as to annual, long-term or other compensation during fiscal years 2000, 1999 and 1998 for the persons who, at the end of fiscal 2000, were the chief executive officer and the other five most highly compensated executive officers (the "named executive officers").

                                                                                          LONG-TERM         ALL OTHER
                                                  ANNUAL COMPENSATION                   COMPENSATION      COMPENSATION
                                        -----------------------------------------      ---------------    ------------
                                                                                       NUMBER OF STOCK
NAME AND PRINCIPAL POSITION              YEAR          SALARY           BONUS (1)      OPTIONS GRANTED
--------------------------------        ------        ---------         ---------      ---------------
Ken P. McDonald                          2000         $ 260,000         $ 133,250            60,000          $ 24,075 (2)
     President and Chief                 1999         $ 225,000         $  85,641            40,000          $  2,500
     Executive Officer                   1998         $ 175,007         $  77,003                --          $  4,000

Claire M. Gulmi                          2000         $ 172,000         $  54,953            12,000          $ 16,815 (2)
     Senior Vice President,              1999         $ 160,000         $  74,100            27,000          $  2,447
     Chief Financial Officer and         1998         $ 134,535         $  41,084            28,333                --
     Secretary

Royce D. Harrell                         2000         $ 164,725         $  57,826            10,000          $ 16,215 (2)
     Senior Vice President,              1999         $ 153,230         $  78,655             9,000          $  2,175
     Corporate Services                  1998         $ 145,940         $  41,717             5,000                --

Rodney H. Lunn                           2000         $ 172,685         $  67,602            10,000          $ 16,872 (2)
     Senior Vice President,              1999         $ 156,620         $  65,634            10,000          $  6,707
     Center Development                  1998         $ 145,697         $  39,411             7,500          $  4,320

David L. Manning                         2000         $ 172,685         $  70,126            12,000          $ 16,872 (2)
     Senior Vice President,              1999         $ 156,620         $  67,298            10,000          $  6,820
     Development                         1998         $ 145,697         $  22,507             6,667          $  4,320

Dennis J. Zamojski (3)                   2000         $  83,333         $  28,523            25,000          $  6,875 (2)
     Senior Vice President,
     Operations

----------------------

(1)      Reflects bonuses earned during fiscal 2000.
(2) The fiscal 2000 amounts reflect company contributions to the supplemental executive retirement savings plan earned during 2000 and, with the exception of Mr. Zamojski, company matching contributions to the employee's 401(k) plan account.
(3) Although Mr. Zamojski did not begin working for the Company until August 2000, and thus, does not qualify as a "named executive officer" for the purposes of this Annual Report on Form 10-K, the Company has designated him as a "named executive officer."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000, the Compensation Committee of the Board of Directors was composed of Steven I. Geringer, Debora A. Guthrie and James A. Deal. None of these persons has at any time been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

OPTION GRANTS FOR FISCAL 2000

         The table below sets forth the following information with respect to options granted to the named executive officers during fiscal 2000 under the Company's 1997 Stock Incentive Plan:

     - the number of shares of Class A common stock underlying options granted during the year;
     - the percentage that such options represent of all options granted to employees during the year;
     -   the exercise price;
     -   the expiration date; and
     - the potential realizable value of the options assuming both a 5% and 10% annual return on the underlying common stock from the date of grant of each option to the end of each option term.

                                            INDIVIDUAL GRANTS
                         --------------------------------------------------------
                          NUMBER OF     PERCENT OF                                      POTENTIAL REALIZABLE
                         SECURITIES   TOTAL OPTIONS                                       VALUES AT ASSUMED
                         UNDERLYING     GRANTED TO      EXERCISE                       ANNUAL RATES OF STOCK
                           OPTIONS     EMPLOYEES IN       PRICE        EXPIRATION         PRICE APPRECIATION
          NAME             GRANTED     FISCAL YEAR      PER SHARE         DATE             FOR OPTION TERM
     ------------------  ----------   -------------     ---------      ----------      ----------------------
                                                                                           5%           10%
                                                                                       ---------     --------
     Ken P. McDonald      60,000 (1)      15.9%          $ 6.750        01/27/10       $ 254,702     $645,466
     Claire M. Gulmi      12,000 (1)       3.2%          $ 6.750        01/27/10       $  50,940     $129,093
     Royce D. Harrell     10,000 (1)       2.7%          $ 6.750        01/27/10       $  42,450     $107,578
     Rodney H. Lunn       10,000 (1)       2.7%          $ 6.750        01/27/10       $  42,450     $107,578
     David L. Manning     12,000 (1)       3.2%          $ 6.750        01/27/10       $  50,940     $129,093
     Dennis J. Zamojski   25,000 (1)       6.6%          $ 7.563        08/01/10       $ 118,908     $301,337

------------------

(1) Represents options to purchase shares of Class A common stock which vest in five equal annual installments beginning on the date of grant. If there is a change in control or a potential change in control as defined in the 1997 Stock Incentive Plan, any stock options which are not then exercisable, in the discretion of the Board of Directors, may become fully exercisable and vested.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The table below sets forth the following information with respect to option exercises during 2000 by each of the named executive officers and the status of their options at December 31, 2000:

     - the number of shares of Class A common stock acquired upon exercise of options during 2000;
     -   the aggregate dollar value realized upon the exercise of such options;
     - the total number of shares of common stock underlying exercisable and non-exercisable stock options held at December 31, 2000; and
     - the aggregate dollar value of the in-the-money exercisable options at December 31, 2000.

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                       NUMBER OF          VALUE                OPTIONS AT               IN-THE-MONEY OPTIONS AT
                    SHARES ACQUIRED     REALIZED            DECEMBER 31, 2000            DECEMBER 31, 2000(1)
        NAME         UPON EXERCISE        UPON        ----------------------------    ----------------------------
                      OF OPTIONS        EXERCISE      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------  ---------------    ---------      -----------    -------------    -----------    -------------
Ken P. McDonald              --        $      --        205,915          94,083       $ 3,773,860     $ 1,603,450
Claire M. Gulmi              --        $      --         63,199          44,132       $ 1,153,611     $   733,436
Royce D. Harrell         16,666        $ 193,326         92,182          17,983       $ 1,927,299     $   362,025
Rodney H. Lunn               --        $      --        235,082          17,750       $ 5,234,241     $   298,669
David L. Manning         30,000        $ 336,250        215,066          18,933       $ 4,719,250     $   320,512
Dennis J. Zamojski           --        $      --             --          25,000       $        --     $   420,300

------------------

(1) The aggregate dollar value of the options held at year-end are calculated as the difference between the fair market value of the Class A common stock ($24.375 as reported on The Nasdaq National Market on December 31, 2000) and the respective exercise prices of the stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows those shareholders, other than our directors and executive officers, who beneficially own more than 5% of either class of our common stock.

                                                          CLASS A COMMON STOCK           CLASS B COMMON STOCK
                                                       ---------------------------   ---------------------------
                                                          SHARES                        SHARES
                                                       BENEFICIALLY     PERCENT      BENEFICIALLY     PERCENT
                   NAME AND ADDRESS                        OWNED      OF CLASS (1)      OWNED       OF CLASS (1)
-----------------------------------------------------  ------------  -------------   ------------   ------------
Provident Investment Counsel, Inc. (2)...............    1,218,900        12.2%              --           --
    300 North Lake Avenue
    Pasadena, CA  91101-4106
Wasatch Advisors, Inc. (3)...........................    1,063,174        10.7%         723,941         15.1%
    150 Social Hall Avenue
    Salt Lake City, UT  84111
HLM Management Co., Inc. (4).........................      788,500         7.9%              --           --
    222 Berkeley Street
    Boston, MA  02116
John McStay Investment Counsel, LLC (5)..............      652,200         6.5%              --           --
    5949 Sherry Lane, Suite 1600
    Dallas, TX 75225
Waddell & Reed Investment Management Co. (6).........      441,000         4.4%         694,061         14.5%
    6300 Lamar Avenue, P.O. Box 29217
    Shawnee Mission, KS  66201-9217
Wellington Management Company, L.L.P. (7) ...........      106,200         1.1%         384,000          8.0%
    75 State Street
    Boston, MA  02109



---------------------

(1)      Based on the number of shares outstanding at March 13, 2001.
(2) This information is based upon a Schedule 13G/A filed on February 8, 2000 by Provident Investment Counsel, Inc. Provident Investment Counsel, Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and reports sole voting power as to 1,059,400 shares and sole dispositive power as to 1,218,900 shares of the Company's Class A Common Stock.
(3) This information is based upon a Schedule 13G/A filed on February 11, 2001 (Class A Common Stock) and information provided to the Company by Wasatch Advisors, Inc. on March 9, 2001 (Class B Common Stock). Wasatch Advisors, Inc. is an investment adviser registered under
         Section 203 of the Investment Advisers Act of 1940. It reports sole voting power and sole dispositive power as to 1,063,174 shares of the Company's Class A Common Stock and sole voting power and sole dispositive power as to 723,941 shares of the Company's Class B Common Stock.
(4) This information is based upon a Schedule 13G filed on February 16, 2001. HLM Management Co., Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and reports sole voting power and sole dispositive power as to 788,500 shares of the Company's Class A Common Stock.
(5) This information was provided to the Company by John McStay Investment Counsel, LLC on March 13, 2001.
(6) This information is based upon a Schedule 13F-HR filed on November 13, 2000 (Class A Common Stock) and a Schedule 13G/A filed on January 23, 2001. The shares of Class A Common Stock are beneficially owned by Waddell & Reed Financial, Inc. an investment adviser registered under
         Section 203 of the Investment Advisers Act of 1940. Waddell & Reed Financial, Inc., as well as Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc., and Waddell & Reed Investment Management Company, report sole voting power as to 441,000 shares; Waddell & Reed Asset Management Company reports sole voting power as to only 41,000 of the beneficially owned shares of Class A Common Stock. The shares of Class B Common Stock are beneficially owned directly by Waddell & Reed Investment Management Company and indirectly by each of Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc., and Waddell & Reed, Inc. Each entity reports sole voting power and dispositive power as to 694,061 shares of the Company's Class B Common Stock.
(7) This information was provided to the Company by Wellington Management Company, L.L.P. on March 9, 2001. Wellington Management Company, L.L.P. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

         The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by our directors, our executive officers named in the Summary Compensation Table below and our directors and executive officers as a group. Except as otherwise indicated, all information is as of March 13, 2001.

                                                       CLASS A COMMON STOCK               CLASS B COMMON STOCK
                                              --------------------------------------   --------------------------
                                                             ACQUIRABLE
                                              OUTSTANDING     WITHIN 60    PERCENT     OUTSTANDING     PERCENT OF
                      NAME                     SHARES (1)      DAYS(2)   OF CLASS(3)    SHARES (1)        CLASS
     --------------------------------------   -----------    ----------  -----------   -----------     ----------
     Ken P. McDonald.......................           2        249,248       2.4%             --             --
     Claire M. Gulmi.......................           -         89,248          *             --             --
     Royce D. Harrell......................           -        100,915       1.0%             --             --
     Rodney H. Lunn .......................      56,613        242,557       2.9%             59              *
     David L. Manning .....................      62,000        223,133       2.8%             --             --
     Dennis J. Zamojski....................       1,000          6,250          *
     Thomas G. Cigarran ...................      82,322             --          *        378,554           7.9%
        3841 Green Hills Village Drive
        Nashville, TN  37215
     James A. Deal.........................       6,442             --          *        110,728           2.3%
     Steven I. Geringer....................      13,813             --          *             --             --
     Debora A. Guthrie.....................      86,937             --          *            890              *
     Henry D. Herr.........................      58,898             --          *        219,558           4.6%
     Bergein F. Overholt, M.D..............      89,268          6,664       1.0%            340              *
     All directors and executive officers
        as a group (12 persons)............     457,295        918,015      12.6%        710,129          14.8%

------------------
*Represents less than 1% of each class of our outstanding common stock.

(1) The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Certain of our directors and executive officers disclaim beneficial ownership of some of the shares included in the table, as follows:
         -        Mr. McDonald - 2 shares of Class A common stock held by Mr.
                  McDonald's wife;
         - Mr. Lunn - 999 shares of Class A common stock held for the benefit of Mr. Lunn's children and 1,800 shares of Class A common stock held in a family trust;
         -        Mr. Deal - 1,089 shares of Class A common stock held by Mr.
                  Deal's children and 7,013 shares of Class B common stock held by Mr. Deal's children;
         - Mr. Geringer - 8,460 shares of Class A common stock held in family trusts;
         - Ms. Guthrie - 79,434 shares of Class A common stock held by Capitol Health Partners, L.P., and 500 shares of Class A common stock held by Capitol Health Consultants, Inc., attributable to Ms. Guthrie, who is President and Chief Executive Officer of Capitol Health Consultants, Inc., the general partner of Capitol Health Partners, L.P.; and
         - Dr. Overholt - 7,205 shares of Class A common stock owned by Gastrointestinal Associates, P.C., of which Dr. Overholt is President and a shareholder, and 7,000 shares of Class A common stock held in trust for Dr. Overholt's grandchildren.
(2) Reflects the number of shares that could be purchased by exercise of options exercisable on March 13, 2001 or within 60 days thereafter under our stock option plans.
(3) Pursuant to the rules of the Securities and Exchange Commission, or the SEC, shares of common stock which an individual owner set forth in this table has a right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of that owner, but are not deemed outstanding for the purpose of computing the ownership of any other individual owner shown in the table. Likewise, the shares subject to options held by our directors and executive officers which are exercisable within 60 days are all deemed outstanding for the purpose of computing the percentage ownership of all executive officers and directors as a group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Bergein F. Overholt, M.D. is a director, our Medical Director and President and a 11.1% owner of The Endoscopy Center, an ambulatory surgery center specializing in endoscopic procedures. The Endoscopy Center is a limited partner, and one of our subsidiaries is the general partner and majority owner of, The Endoscopy Center of Knoxville, L.P., which owns and operates an ambulatory surgery center. The aggregate amount of distributions made by The Endoscopy Center of Knoxville, L.P. to The Endoscopy Center in 2000 was $1,518,510, of which Dr. Overholt received his pro rata ownership percentage. During 2000, Dr. Overholt was paid $50,000 for his services as the Company's Medical Director and he participated in the 1997 Stock Incentive Plan as a non-employee director. See "Director and Executive Compensation."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

         (1)      FINANCIAL STATEMENTS: See Item 8 herein.

         (2)      FINANCIAL STATEMENT SCHEDULES:
                  Independent Auditors' Report .........................  S-1
                  Schedule II - Valuation and Qualifying Accounts ......  S-2

                  All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)  EXHIBITS

       EXHIBIT                             DESCRIPTION
       -------                             ----------
           2.1          Amended and Restated Distribution Agreement
                        (incorporated by reference to Exhibit 2.1 to the
                        Registration Statement on Form 10, as amended (filed
                        with the Commission on March 11, 1997))

           2.2          Exchange Agreement (incorporated by reference to Exhibit
                        2.2 to the Registration Statement on Form 10, as amended
                        (filed with the Commission on March 11, 1997))

           2.3 Acquisition Agreement, dated January 31, 2000, by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit
                        99.1 of the Current Report on Form 8-K of Physicians
                        Resource Group, Inc. (filed with the Commission on
                        February 15, 2000))

           2.4          First Amendment, dated April 28, 2000, to the Acquisition
                        Agreement by and among Physicians Resource Group, Inc.,
                        AmSurg Corp., and other entities

           2.5          Second Amendment, dated May 12, 2000, to the Acquisition
                        Agreement by and among Physicians Resource Group, Inc.,
                        AmSurg Corp., and other entities

           2.6          Third Amendment, dated May 31, 2000, to the Acquisition
                        Agreement by and among Physicians Resource Group, Inc.,
                        AmSurg Corp., and other entities

           2.7          Fourth Amendment, dated December 31, 2000, to the
                        Acquisition Agreement by and among Physicians Resource
                        Group, Inc., AmSurg Corp., and other entities

           2.8          Agreement of Dissolution of Partnership and Asset
                        Purchase, dated January 21, 2000, by and among AmSurg
                        Glendale, Inc., R. Phillip Doss and the limited partners of American Surgery Centers of Glendale, Ltd.
                        (incorporated by reference to Exhibit 2.1 of the Current
                        Report on Form 8-K (filed with the Commission on
                        February 7, 2000))

           3.1 Amended and Restated Charter of AmSurg (incorporated by reference to Exhibit 3 of the Current Report on Form
                        8-K, filed with the Commission on December 3, 1999, restated electronically for SEC filing purposes only)

           3.2 Amended and Restated Bylaws of AmSurg (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           4.1          Specimen certificate representing the Class A Common
                        Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           4.2          Specimen certificate representing the Class B Common
                        Stock (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           4.3          Rights Agreement, dated December 2, 1999, between AmSurg
                        Corp. and SunTrust Bank Atlanta, including the Form of
                        Rights Certificate (Exhibit A), the Form of Summary of
                        Rights (Exhibit B) and the Form of Articles of Amendment to the Amended and Restated Charter of AmSurg Corp.
                        (Exhibit C) (incorporated by reference to Exhibit 4 of the Current Report on Form 8-K (filed with the Commission on December 3, 1999))

           10.1         Registration Agreement, dated April 2, 1992, as amended
                        November 30, 1992, and November 20, 1996 among AmSurg and certain named investors therein (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           10.2       * Form of Indemnification Agreement with directors,
                        executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           10.3 Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among the Company, SunTrust Bank, as administrative agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

           10.4         Form of Revolving Credit Note, each dated as of May 5,
                        2000, by and between AmSurg and the lenders listed on the schedule attached thereto

       EXHIBIT                    DESCRIPTION
       -------                   -----------

           10.5       * Amended and Restated 1997 Stock Incentive Plan
                        (incorporated by reference to Exhibit A to the Definitive Proxy Statement (filed with the Commission on
                        April 19, 2000))

           10.6       * Form of Employment Agreement with executive officers
                        (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           10.7       * Agreement dated April 11, 1997 between AmSurg and
                        Rodney H. Lunn (incorporated by reference to Exhibit
                        10.11 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

           10.8       * Agreement dated April 11, 1997 between AmSurg and David
                        L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10, as amended
                        (filed with the Commission on March 11, 1997))

           10.9       * Medical Director Agreement dated as of January 1, 1998,
                        between the Company and Bergein F. Overholt, M.D.
                        (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1998)

           10.10        Lease Agreement dated February 24, 1999 between Burton
                        Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

           10.11      * Supplemental Executive Retirement Savings Plan, as
                        amended (restated for SEC filing purposes only)

           21           Subsidiaries of AmSurg

           23           Consent of Independent Auditors

         -----------------

         *   Management contract or compensatory plan, contract or arrangement


(b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K dated October 11, 2000 during the quarter ended December 31, 2000 to issue a press release to announce an online internet simulcast and rebroadcast of the Company's earnings release conference call for the third quarter of 2000.

                  The Company filed an amendment dated November 1, 2000, during the quarter ended December 31, 2000, to file the financial statements and exhibits to a report on Form 8-K which was originally filed on September 5, 2000 and which related to the acquisition of an interest and disposition of a portion of that interest in a surgery center in Dothan, Alabama.

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


                                    AMSURG CORP.


         March 13, 2001             By: /s/  Ken P. McDonald
                                        ---------------------------------------
                                        Ken P. McDonald
                                        (President and Chief Executive Officer)


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


              SIGNATURE                                 TITLE                                          DATE
              ---------                                 -----                                          ----

     /s/ Thomas G. Cigarran                      Chairman of the Board                            March 13, 2001
---------------------------------------
          Thomas G. Cigarran


     /s/ James A. Deal                           Director                                         March 13, 2001
---------------------------------------
          James A. Deal


     /s/ Steven I. Geringer                      Director                                         March 13, 2001
---------------------------------------
          Steven I. Geringer


     /s/ Debora A. Guthrie                       Director                                         March 13, 2001
---------------------------------------
          Debora A. Guthrie


     /s/ Henry D. Herr                           Director                                         March 13, 2001
---------------------------------------
          Henry D. Herr


     /s/ Bergein F. Overholt, M.D.               Director                                         March 13, 2001
---------------------------------------
          Bergein F. Overholt, M.D.


     /s/ Ken P. McDonald                         President, Chief Executive Officer and           March 13, 2001
---------------------------------------          Director
          Ken P. McDonald                        (Principal Executive Officer)

     /s/ Claire M. Gulmi                         Senior Vice President, Chief Financial           March 13, 2001
---------------------------------------          Officer and Secretary
          Claire M. Gulmi                        (Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

         We have audited the consolidated financial statements of AmSurg Corp. (the "Company") as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, and have issued our report thereon dated February 19, 2001, except for Note 13, as to which the date is March 6, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 19, 2001

                                  AMSURG CORP.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                   BALANCE AT      CHARGED TO     CHARGED TO                     BALANCE AT
                                                    BEGINNING       COST AND        OTHER                          END OF
                                                    OF PERIOD       EXPENSES     ACCOUNTS(1)    DEDUCTIONS(2)      PERIOD
                                                   ----------      ----------    ------------   --------------   ----------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS INCLUDED
   UNDER THE BALANCE SHEET CAPTION "ACCOUNTS
   RECEIVABLE":

        Year ended December 31, 2000 .........       $2,265           $3,629          $333           $3,721         $2,506
                                                     ======           ======          ====           ======         ======

        Year ended December 31, 1999 .........       $1,937           $3,076          $193           $2,941         $2,265
                                                     ======           ======          ====           ======         ======

        Year ended December 31, 1998 .........       $1,436           $2,862          $168           $2,529         $1,937
                                                     ======           ======          ====           ======         ======

---------------------

(1) Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers and physician practices, net of dispositions. See "Notes to Consolidated Financial Statements -- Note 3."

(2)      Charge-off against allowance.