Form 10-K/A
period 2000-12-31
AMSURG CORP
filed 2001-04-05
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

         The Registrant hereby attaches an Exhibit List and amends Exhibit 21 of its annual report on Form 10-K for the fiscal year ended December 31, 2000 by replacing it with the attached Exhibit 21.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMSURG CORP.



         April 4, 2001              By: /s/  Claire M. Gulmi
                                        ----------------------------------------
                                        Claire M. Gulmi
                                        (Executive Vice President,
                                        Chief Financial Officer and Secretary)

                                INDEX OF EXHIBITS

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

2.3      Acquisition Agreement, dated January 31, 2000, by and among Physicians
         Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Physicians Resource Group, Inc. (filed with the Commission on February
         15, 2000))

2.4 + First Amendment, dated April 28, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities

2.5 + Second Amendment, dated May 12, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities

2.6 + Third Amendment, dated May 31, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities

2.7    + Fourth Amendment, dated December 31, 2000, to the Acquisition
         Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities

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

10.2 * Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10, as amended (filed with the Commission on March 11, 1997))

10.3     Amended and Restated Revolving Credit Agreement, dated as of May 5,
         2000, among the Company, SunTrust Bank, as administrative agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.4 + Form of Revolving Credit Note, each dated as of May 5, 2000, by and between AmSurg and the lenders listed on the schedule attached thereto

----------

*        Management contract or compensatory plan, contract or arrangement
+        Previously filed
#        Previously filed, but amended and restated as attached hereto

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

10.11 +* Supplemental Executive Retirement Savings Plan, as amended (restated for SEC filing purposes only)

21     # Subsidiaries of AmSurg

23     + Consent of Independent Auditors

----------

*        Management contract or compensatory plan, contract or arrangement
+        Previously filed
#        Previously filed, but amended and restated as attached hereto