Form 10-Q
period 2001-03-31
AMSURG CORP
filed 2001-05-15
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

Yes [X] No [ ]


           As of May 11, 2001, there were outstanding 14,668,235 shares of the Registrant's Class A Common Stock, no par value, and 4,787,131 shares of the Registrant's Class B Common Stock, no par value.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    2001         2000
                                                                                  --------     --------
                                 ASSETS

Current assets:
     Cash and cash equivalents................................................... $  9,806     $  7,688
     Accounts receivable, net of allowance of $2,657 and $2,506, respectively....   26,341       24,468
     Supplies inventory..........................................................    2,741        2,645
     Deferred income taxes.......................................................      636          636
     Prepaid and other current assets............................................    2,337        2,091
                                                                                  --------     --------
              Total current assets...............................................   41,861       37,528

Long-term receivables and deposits...............................................    1,939        1,861
Property and equipment, net......................................................   40,923       39,855
Intangible assets, net...........................................................  130,727      111,408
                                                                                  --------     --------
              Total assets....................................................... $215,450     $190,652
                                                                                  ========     ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt........................................... $  2,640     $  2,296
     Accounts payable............................................................    2,947        2,234
     Accrued salaries and benefits...............................................    1,865        2,759
     Other accrued liabilities...................................................    1,702        2,632
     Current income taxes payable................................................    1,978        1,018
                                                                                  --------     --------
              Total current liabilities..........................................   11,132       10,939

Long-term debt...................................................................   89,878       59,876
Notes payable and other long-term obligations....................................    1,480       11,956
Deferred income taxes............................................................    3,673        3,673
Minority interest................................................................   23,327       21,063
Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 9,969,475 and
           9,951,656 shares outstanding, respectively............................   50,894       50,764
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding....................................................   13,529       13,529
     Retained earnings...........................................................   21,537       18,852
                                                                                  --------     --------
              Total shareholders' equity.........................................   85,960       83,145
                                                                                  --------     --------
              Total liabilities and shareholders' equity......................... $215,450     $190,652
                                                                                  ========     ========




See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
       (ALL AMOUNTS ARE EXPRESSED IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         -------------------
                                                                          2001        2000
                                                                         -------     -------
Revenues................................................................ $45,139     $31,633

Operating expenses:
     Salaries and benefits..............................................  12,056       8,548
     Supply cost........................................................   5,585       3,781
     Other operating expenses...........................................   9,505       6,863
     Depreciation and amortization......................................   3,252       2,282
                                                                         -------     -------
         Total operating expenses.......................................  30,398      21,474
                                                                         -------     -------
         Operating income...............................................  14,741      10,159

Minority interest.......................................................   8,545       6,158
Interest expense, net of interest income................................   1,721         711
                                                                         -------     -------
         Earnings before income taxes...................................   4,475       3,290

Income tax expense......................................................   1,790       1,267
                                                                         -------     -------
         Net earnings................................................... $ 2,685     $ 2,023
                                                                         =======     =======

Earnings per common share:
     Basic.............................................................. $  0.18     $  0.14
     Diluted............................................................ $  0.17     $  0.14

Weighted average number of shares and share equivalents outstanding:
     Basic..............................................................  14,750      14,547
     Diluted............................................................  15,539      14,867







See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                               2001         2000
                                                                                             --------      -------
Cash flows from operating activities:
     Net earnings........................................................................... $  2,685      $ 2,023
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest..................................................................    8,545        6,158
         Distributions to minority partners.................................................   (8,440)      (6,757)
         Depreciation and amortization......................................................    3,252        2,282
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net......................................................     (855)        (435)
              Supplies inventory............................................................       97           77
              Prepaid and other current assets..............................................     (228)          59
              Other assets..................................................................       --           25
              Accounts payable..............................................................      569          457
              Accrued expenses and other liabilities........................................      (78)         (48)
              Other, net....................................................................       51          (44)
                                                                                             --------      -------
              Net cash flows provided by operating activities...............................    5,598        3,797

Cash flows from investing activities:
     Acquisition of interest in surgery centers.............................................  (33,236)      (4,854)
     Acquisition of property and equipment..................................................   (2,614)      (1,509)
     Decrease (increase) in long-term receivables...........................................      (78)          38
                                                                                             --------      -------
              Net cash flows used by investing activities...................................  (35,928)      (6,325)

Cash flows from financing activities:
     Repayment of notes payable.............................................................       --       (1,188)
     Proceeds from long-term borrowings.....................................................   30,461        5,500
     Repayment on long-term borrowings......................................................     (594)      (5,200)
     Net proceeds from issuance of common stock.............................................      130           --
     Proceeds from capital contributions by minority partners...............................    2,451          213
     Financing cost incurred................................................................       --           (4)
                                                                                             --------      -------
              Net cash flows provided (used) by financing activities........................   32,448         (679)
                                                                                             --------      -------
Net increase in cash and cash equivalents...................................................    2,118       (3,207)
Cash and cash equivalents, beginning of period..............................................    7,688        9,523
                                                                                             --------      -------
Cash and cash equivalents, end of period.................................................... $  9,806      $ 6,316
                                                                                             ========      =======





See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

         The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K, as amended.

(2)  LONG-TERM DEBT

         At March 31, 2001, the Company had $85.6 million in borrowings outstanding under its revolving credit facility which permits the Company to borrow up to $100.0 million to finance its acquisitions and development projects at an interest rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. The Company was in compliance with all covenants at March 31, 2001.

(3)  ACQUISITIONS AND OTHER TRANSACTIONS

         In the three months ended March 31, 2001, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in six physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was approximately $22.7 million, of which the Company assigned approximately $20.7 million to excess cost over net assets of purchased operations. In the three months ended March 31, 2001, the Company also funded outstanding obligations of $10.5 million associated with 2000 acquisitions.

         In the three months ended March 31, 2001, the Company signed certain agreements which provide for the sale of the Company's equity interest in a surgery center limited liability company to an unaffiliated third party upon the fulfillment of certain conditions by the Company. The combined proceeds from these agreements will approximate the Company's net book value of its equity interest in the LLC as of March 31, 2001. Revenues from this surgery center constituted less than 0.5% of the Company's consolidated revenues during the three months ended March 31, 2001.

(4)  SUBSEQUENT EVENTS

         In April 2001, the Company completed a public offering of 4,526,000 shares of Class A Common Stock, for net proceeds of approximately $76.6 million to the Company. Net proceeds from the offering were used to repay borrowings under the Company's revolving credit facility.

         In April 2001, the Company received a ruling from the Internal Revenue Service that allows the Company to reclassify each share of outstanding Class A Common Stock and each share of Class B Common Stock as one share of common stock, in a single class having rights identical to our existing Class A Common Stock. The Company intends to seek shareholder approval for the reclassification at the annual meeting of the Company's shareholders on July 11, 2001.

         In April 2001, the Company, through a wholly owned subsidiary acquired a majority interest in a physician practice-based surgery center for approximately $1.2 million.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted this pronouncement on January 1, 2001, which had no impact on the Company's consolidated financial statements.

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

         Forward-looking statements and our liquidity, financial condition and results of operations may be affected by our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers; our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent; our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy; our ability to manage growth; our ability to contract with managed care payers on terms satisfactory to us for our existing centers and our centers that are currently under development; our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development; our ability to minimize start-up losses of our development centers; our ability to maintain favorable relations with our physician partners; our ability to effectively integrate the operations of the surgery centers acquired from Physician Resource Group into our operations and operate them profitably; the implementation of the proposed rule issued by the Health Care Financing Administration which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; risks associated with our status as a general partner of the limited partnerships; and risks relating to our technological systems.

OVERVIEW

         We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups throughout the United States. As of March 31, 2001, we owned a majority interest (51% or greater) in 87 surgery centers.

         The following table presents the changes in the number of surgery centers in operation, centers under development and centers under letter of intent during the three months ended March 31, 2001 and 2000. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   ------------------
                                                                     2001     2000
                                                                     ----     ----

         Centers in operation, beginning of period..................  81        63
         New center acquisitions placed in operation................   6         1
         New development centers placed in operation................  --         1
                                                                     ---      ----
         Centers in operation, end of period........................  87        65
                                                                     ===      ====

         Centers under development, end of period...................   4        11
         Development centers awaiting CON approval, end of period...   1        --
         Average number of centers in operation, during period......  84        64
         Centers under letter of intent, end of period..............   4         7

         Of the surgery centers in operation as of March 31, 2001, 54 centers perform gastrointestinal endoscopy procedures, 28 centers perform ophthalmology surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and three centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center.

         We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. As of May 15, 2001, we had acquired interests in one additional surgery center. During the three months ended March 31, 2001, we signed certain agreements which provided for the future sale of our interest in a surgery center to an unaffiliated third party upon the fulfillment of certain conditions by the Company for net proceeds which approximate the net book value of our equity interest in the surgery center.

         On January 31, 2000, we signed a definitive agreement with Physicians Resource Group for the purchase of a portion of Physicians Resource Group's ownership interest in certain single specialty ophthalmology ambulatory surgery centers for approximately $40 million in cash. As of March 31, 2001, we had purchased from Physicians Resource Group eight surgery centers for approximately $37.5 million. Physicians Resource Group has interests in several additional surgery centers that we may considering purchasing from time to time; however, there can be no assurances that we will be successful in completing such acquisitions. Physicians Resource Group filed for bankruptcy in the United States Bankruptcy Court for the Northern District of Texas on February 1, 2000.

         While we generally own 51% to 70% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners' share of the net earnings or loss of the surgery center entities.

SOURCES OF REVENUES

         Substantially all of our revenue is derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians.

         Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 39% of our net revenues from governmental healthcare programs, primarily Medicare, in the three months ended March 31, 2001 and 2000. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

RESULTS OF OPERATIONS

         The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2001 and 2000:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                -------------------
                                                2001          2000
                                                -----         -----
Revenues......................................  100.0%        100.0%

Operating expenses:
     Salaries and benefits....................   26.7          27.0
     Supply cost..............................   12.4          12.0
     Other operating expenses.................   21.0          21.7
     Depreciation and amortization............    7.2           7.2
                                                -----         -----
         Total operating expenses.............   67.3          67.9
                                                -----         -----
         Operating income.....................   32.7          32.1

Minority interest.............................   18.9          19.5
Interest expense, net of interest income......    3.8           2.2
                                                -----         -----
         Earnings before income taxes.........   10.0          10.4

Income tax expense............................    4.0           4.0
                                                -----         -----
         Net earnings.........................    6.0%          6.4%
                                                =====         =====

         Revenues were $45.1 million in the three months ended March 31, 2001, an increase of $13.5 million, or 43%, over revenues in the comparable 2000 period. The increase is primarily attributable to additional centers in operation in 2001 and same-center revenue growth of 12%. Same-center revenue growth is primarily attributable to additional procedure volume. Our centers performed 89,036 procedures during the three months ended March 31, 2001, compared to 64,480 procedures in the comparable 2000 period. Average revenue per operating center was $538,000 and $494,000 in the three months ended March 31, 2001 and 2000, respectively. The increase in average revenue per operating center is due to a greater mix of ophthalmology procedures, which normally are reimbursed at a higher rate than gastroenterology procedures, our predominant procedure type.

         Salaries and benefits expense was $12.1 million in the three months ended March 31, 2001, an increase of $3.5 million, or 41%, over salaries and benefits expense in the comparable 2000 period. This increase resulted primarily from an additional 22 centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth.

         Supply cost was $5.6 million in the three months ended March 31, 2001, an increase of $1.8 million, or 48%, over supply cost in the comparable 2000 period. This increase resulted primarily from a 38% increase in procedures over the comparable 2000 period and an increased mix of ophthalmology procedures, which require more costly supplies than gastroenterology procedures, our predominant procedure type.

         Other operating expenses were $9.5 million in the three months ended March 31, 2001, an increase of $2.6 million, or 38% over other operating expenses in the comparable 2000 period. This increase resulted primarily from additional centers in operation.

         We anticipate further increases in operating expenses in 2001, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens. At March 31, 2001, we had four centers under development and 10 centers that had been open for less than one year.

         Depreciation and amortization expense increased $1.0 million, or 43%, in the three months ended March 31, 2001, over the comparable 2000 period, primarily due to 22 additional surgery centers in operation in the 2001 period compared to the 2000 period as well as additional excess of cost over net assets of purchased operations acquired from April 1, 2000 to March 31, 2001.

         Minority interest in earnings in the three months ended March 31, 2001 increased by $2.4 million, or 39%, over the comparable 2000 period primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense increased $1.0 million, or 142%, in the three months ended March 31, 2001, from the comparable 2000 period. This increase was the result of an increase in debt incurred or assumed in connection with additional acquisitions of interests in surgery centers and interest expense associated with newly opened start-up surgery centers financed partially with bank debt. Total debt increased $55.0 million from March 31, 2000 to March 31, 2001.

         We recognized income tax expense of $1.8 million in the three months ended March 31, 2001, compared to $1.3 million in the comparable 2000 period. Our effective tax rate in the 2001 and 2000 periods was 40.0% and 38.5%, respectively, of net earnings before income taxes and differed from the federal statutory income tax rate of 35% and 34%, respectively, primarily due to the impact of state income taxes. We expect our effective tax rate during the remainder of 2001 to be approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had working capital of $30.7 million compared to $19.3 million at March 31, 2000. Operating activities for the three months ended March 31, 2001 generated $5.6 million in cash flows compared to $3.8 million in the comparable 2000 period. Cash and cash equivalents at March 31, 2001 and 2000 were $9.8 million and $6.3 million, respectively.

         During the three months ended March 31, 2001, we used approximately $33.2 million to acquire interests in practice-based ambulatory surgery centers, including $10.5 million for the funding of other long-term obligations related to recent 2000 acquisitions. In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $2.6 million in the three months ended March 31, 2001. Maintenance capital expenditures, including new capital leases, for the three months ended March 31, 2001 were $1.1 million. We received approximately $2.5 million from capital contributions of our minority partners. We used our cash flow from operations and net borrowings of long-term debt of $29.9 million to fund our acquisitions and development activity. At March 31, 2001, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $0.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

         During the three months ended March 31, 2001, we raised approximately $0.1 million from the issuance of stock under our employee stock option plans.

         At March 31, 2001, we had $85.6 million outstanding under our revolving credit facility which permits us to borrow up to $100.0 million to finance our acquisition and development projects, at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at March 31, 2001. Borrowings under the amended credit facility are due on May 5, 2003, and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the LLCs.

         In April 2001, we completed a public offering of 4,600,000 shares of Class A Common Stock, including 74,000 shares offered by selling shareholders, for net proceeds to us of approximately $76.6 million. The net proceeds were used to repay borrowings under our revolving credit facility.

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

         We estimate that if full implementation of the new rates occurred in January 2002, they would adversely affect our annual revenues by 4% based on the proposed rates and our historical procedure mix. However, we believe due to the four year phase-in of the new rates, coupled with updated rates based on a new cost survey to be used in 2003 and cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by the rule's implementation. There can be no assurance that the implementation of this rule will not adversely impact our financial condition, results of operations and business prospects.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted this pronouncement on January 1, 2001, which had no impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect such changes in interest rates to have a material effect on our net earnings or cash flows in 2001.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  Not applicable.


         (b)      Reports on Form 8-K

                           Current Report on Form 8-K filed with the SEC on March 28, 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMSURG CORP.



Date:  May 14, 2001                 By:  /s/  Claire M. Gulmi
                                         ---------------------------------------
                                         CLAIRE M. GULMI

                                         Senior Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Duly Authorized Officer)