Form 10-Q
period 2001-06-30
AMSURG CORP
filed 2001-08-14
CIK 895930

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

Yes     [X]                  No     [ ]


           As of August 13, 2001, there were outstanding 20,033,426 shares of the Registrant's Common Stock, no par value.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                  AMSURG CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2001          2000
                                                                                   --------     ------------
                                 ASSETS

Current assets:
     Cash and cash equivalents ..............................................      $ 11,658      $  7,688
     Accounts receivable, net of allowance of $2,734 and $2,506, respectively        25,646        24,468
     Supplies inventory .....................................................         2,806         2,645
     Deferred income taxes ..................................................           636           636
     Prepaid and other current assets .......................................         1,929         2,091
                                                                                   --------      --------
              Total current assets ..........................................        42,675        37,528

Long-term receivables and deposits ..........................................         1,932         1,861
Property and equipment, net .................................................        41,036        39,855
Intangible assets, net ......................................................       131,091       111,408
                                                                                   --------      --------
              Total assets ..................................................      $216,734      $190,652
                                                                                   ========      ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt ......................................      $  2,502      $  2,296
     Accounts payable .......................................................         2,644         2,234
     Accrued salaries and benefits ..........................................         2,994         2,759
     Other accrued liabilities ..............................................         1,759         2,632
     Current income taxes payable ...........................................           813         1,018
                                                                                   --------      --------
              Total current liabilities .....................................        10,712        10,939

Long-term debt ..............................................................         8,411        59,876
Notes payable and other long-term obligations ...............................         1,970        11,956
Deferred income taxes .......................................................         3,673         3,673
Minority interest ...........................................................        23,045        21,063
Shareholders' equity:
     Common stock:
         Class A, no par value, 35,000,000 shares authorized, 14,713,784 and
           9,951,656 shares outstanding, respectively .......................       130,148        50,764
         Class B, no par value, 4,800,000 shares authorized, 4,787,131
           shares outstanding ...............................................        13,529        13,529
     Retained earnings ......................................................        25,246        18,852
                                                                                   --------      --------
              Total shareholders' equity ....................................       168,923        83,145
                                                                                   --------      --------
              Total liabilities and shareholders' equity ....................      $216,734      $190,652
                                                                                   ========      ========



See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                             --------------------      --------------------
                                                               2001        2000         2001         2000
                                                             -------      -------      -------      -------
Revenues ..............................................      $49,474      $34,590      $94,613      $66,223

Operating expenses:
     Salaries and benefits ............................       13,374       10,181       25,430       18,729
     Supply cost ......................................        5,519        3,949       11,104        7,730
     Other operating expenses .........................       10,367        6,641       19,872       13,504
     Depreciation and amortization ....................        3,567        2,335        6,819        4,617
                                                             -------      -------      -------      -------
         Total operating expenses .....................       32,827       23,106       63,225       44,580
                                                             -------      -------      -------      -------
         Operating income .............................       16,647       11,484       31,388       21,643

Minority interest .....................................        9,876        6,985       18,421       13,143
Interest expense, net of interest income ..............          589          914        2,310        1,625
                                                             -------      -------      -------      -------
         Earnings before income taxes .................        6,182        3,585       10,657        6,875
Income tax expense ....................................        2,473        1,380        4,263        2,647
                                                             -------      -------      -------      -------
         Net earnings .................................      $ 3,709      $ 2,205      $ 6,394      $ 4,228
                                                             =======      =======      =======      =======

Earnings per common share:
     Basic ............................................      $  0.20      $  0.15      $  0.38      $  0.29
     Diluted ..........................................      $  0.19      $  0.15      $  0.36      $  0.28

Weighted average number of shares and share equivalents
     outstanding:
         Basic ........................................       18,912       14,561       16,831       14,559
         Diluted ......................................       19,621       14,856       17,580       14,866












See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                              -----------------------
                                                                                                2001           2000
                                                                                              --------       --------
Cash flows from operating activities:
     Net earnings ......................................................................      $  6,394       $  4,228
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Minority interest .............................................................        18,421         13,143
         Distributions to minority partners ............................................       (18,632)       (13,013)
         Depreciation and amortization .................................................         6,819          4,617
         Increase (decrease) in cash, net of effects of acquisitions, due to changes in:
              Accounts receivable, net .................................................          (378)        (1,847)
              Supplies inventory .......................................................            71              8
              Prepaid and other current assets .........................................           180            (38)
              Other assets .............................................................            --             93
              Accounts payable .........................................................           262            737
              Accrued expenses and other liabilities ...................................         1,297            652
              Other, net ...............................................................            92            (92)
                                                                                              --------       --------
              Net cash flows provided by operating activities ..........................        14,526          8,488

Cash flows from investing activities:
     Acquisition of interest in surgery centers ........................................       (34,528)       (12,378)
     Acquisition of property and equipment .............................................        (4,332)        (3,887)
     Decrease (increase) in long-term receivables ......................................           (71)            82
                                                                                              --------       --------
              Net cash flows used by investing activities ..............................       (38,931)       (16,183)

Cash flows from financing activities:
     Repayment of notes payable ........................................................            --         (1,188)
     Proceeds from long-term borrowings ................................................        30,461         13,650
     Repayment on long-term borrowings .................................................       (82,668)        (6,753)
     Net proceeds from issuance of common stock ........................................        77,999             21
     Proceeds from capital contributions by minority partners ..........................         2,593            264
     Financing cost incurred ...........................................................           (10)          (877)
                                                                                              --------       --------
              Net cash flows provided by financing activities ..........................        28,375          5,117
                                                                                              --------       --------

Net increase in cash and cash equivalents ..............................................         3,970         (2,578)
Cash and cash equivalents, beginning of period .........................................         7,688          9,523
                                                                                              --------       --------
Cash and cash equivalents, end of period ...............................................      $ 11,658       $  6,945
                                                                                              ========       ========










See accompanying notes to the consolidated financial statements.

                                  AMSURG CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

(2) LONG-TERM DEBT

         At June 30, 2001, the Company had $4.2 million in borrowings outstanding under its revolving credit facility which permits the Company to borrow up to $100.0 million to finance its acquisitions and development projects at an interest rate equal to, at the Company's option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. The Company was in compliance with all covenants at June 30, 2001.

(3) COMMON STOCK

         In April 2001, the Company completed a public offering of 4,526,000 shares of Class A Common Stock, for net proceeds of approximately $76.6 million to the Company. Net proceeds from the offering were used to repay borrowings under the Company's revolving credit facility.

(4) ACQUISITIONS AND OTHER TRANSACTIONS

         In the six months ended June 30, 2001, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in seven physician practice-based surgery centers. The aggregate purchase price and related cost for the acquisitions was approximately $24.1 million, of which the Company assigned approximately $22.6 million to excess of cost over net assets of purchased operations. In the six months ended June 30, 2001, the Company also funded outstanding obligations of $10.5 million associated with 2000 acquisitions.

         In the six months ended June 30, 2001, the Company signed certain agreements which provide for the sale of the Company's equity interest in a surgery center limited liability company to an unaffiliated third party upon the fulfillment of certain conditions by the Company. The combined proceeds from these agreements will approximate the Company's net book value of its equity interest in the LLC as of June 30, 2001. Revenues from this surgery center constituted less than 0.2% of the Company's consolidated revenues during the six months ended June 30, 2001.

(5) SUBSEQUENT EVENTS

         In July 2001, after receiving shareholder approval, the Company reclassified its Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio and, as a result, there was no increase in the Company's total number of shares or book value of common stock outstanding due to the reclassification.

         Through August 13, 2001, the Company, through a wholly owned subsidiary acquired a majority interest in four physician practice-based surgery centers for approximately $11.6 million.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted this pronouncement on January 1, 2001, which had no impact on the Company's consolidated financial statements.

                                  AMSURG CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

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

         Forward-looking statements and our liquidity, financial condition and results of operations may be affected by our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers; our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent; our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy; our ability to manage growth; our ability to contract with managed care payers on terms satisfactory to us for our existing centers and our centers that are currently under development; our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development; our ability to minimize start-up losses of our development centers; our ability to maintain favorable relations with our physician partners; the implementation of the proposed rule issued by the Centers for Medicare and Medicaid Services which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers; risks associated with our status as a general partner of the limited partnerships; and risks relating to our technological systems.

OVERVIEW

         We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups throughout the United States. As of June 30, 2001, we owned a majority interest (51% or greater) in 89 surgery centers.

         The following table presents the changes in the number of surgery centers in operation, centers under development and centers under letter of intent during the three and six months ended June 30, 2001 and 2000. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30,               JUNE 30,
                                                                  ------------------       ----------------
                                                                   2001        2000        2001        2000
                                                                   ----        ----        ----        ----
     Centers in operation, beginning of period ...........          87          65          81          63
     New center acquisitions placed in operation .........           1           2           7           3
     New development centers placed in operation .........           1           1           1           2
                                                                    --          --          --          --
     Centers in operation, end of period .................          89          68          89          68
                                                                    ==          ==          ==          ==
     Centers under development, end of period ............           3           9           3           9
     Development centers awaiting CON approval,
         end of period ...................................           1           2           1           2
     Average number of centers in operation, during period          88          66          86          65
     Centers under letter of intent, end of period .......           6           7           6           7

         Of the surgery centers in operation as of June 30, 2001, 55 centers perform gastrointestinal endoscopy procedures, 29 centers perform ophthalmology surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and three centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center.

         We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. As of August 13, 2001, we had acquired interests in four additional surgery centers. During the six months ended June 30, 2001, we signed certain agreements which provided for the sale of our equity interest in a surgery center to an unaffiliated third party upon the fulfillment of certain conditions by the Company for net proceeds which approximate the net book value of our equity interest in the surgery center.

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

         Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 40% of our net revenues from governmental healthcare programs, primarily Medicare, in the six months ended June 30, 2001 and 2000. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

RESULTS OF OPERATIONS

         The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2001 and 2000:

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                    ----------------------          ----------------------
                                                     2001            2000            2001            2000
                                                    ------          ------          ------          ------
Revenues ...............................            100.0%          100.0%          100.0%          100.0%

Operating expenses:
     Salaries and benefits .............             27.0            29.4            26.9            28.3
     Supply cost .......................             11.2            11.4            11.7            11.6
     Other operating expenses ..........             21.0            19.2            21.0            20.4
     Depreciation and amortization .....              7.2             6.8             7.2             7.0
                                                    -----           -----           -----           -----
         Total operating expenses ......             66.4            66.8            66.8            67.3
                                                    -----           -----           -----           -----
         Operating income ..............             33.6            33.2            33.2            32.7

Minority interest ......................             19.9            20.2            19.5            19.8
Interest expense, net of interest income              1.2             2.6             2.4             2.5
                                                    -----           -----           -----           -----
         Earnings before income taxes ..             12.5            10.4            11.3            10.4

Income tax expense .....................              5.0             4.0             4.5             4.0
                                                    -----           -----           -----           -----
         Net earnings ..................              7.5%            6.4%            6.8%            6.4%
                                                    =====           =====           =====           =====

         Revenues were $49.5 million and $94.6 million in the three and six month periods ended June 30, 2001, respectively, an increase of $14.9 million and $28.4 million, or 43%, over revenues in the comparable 2000 periods. The increase is primarily attributable to additional centers in operation in 2001 and same-center revenue growth of 9% and 10% in the three and six months ended June 30, 2001, respectively. Same-center revenue growth is primarily attributable to additional procedure volume. Our centers performed 96,144 and 185,180 procedures during three and six month periods ended June 30, 2001, respectively, compared to 69,990 and 134,470 procedures in the comparable 2000 periods. Average revenue per operating center was $564,000 and $1.1 million in the three and six months ended June 30, 2001, respectively, compared to $524,000 and $1.0 million in the comparable 2000 periods. The increase in average revenue per operating center is due primarily to a greater mix of ophthalmology procedures, which normally are reimbursed at a higher rate than gastroenterology procedures, our predominant procedure type.

         Salaries and benefits expense was $13.4 million and $25.4 million in the three and six month periods ended June 30, 2001, respectively, an increase of $3.2 million and $6.7 million, or 31% and 36%, respectively, over salaries and benefits expense in the comparable 2000 periods. This increase resulted primarily from an additional 21 centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth.

         Supply cost was $5.5 million and $11.1 million in the three and six month periods ended June 30, 2001, respectively, an increase of $1.6 million and $3.4 million, or 40% and 44%, respectively, over supply cost in the comparable 2000 periods. This increase resulted primarily from a 37% and 38% increase in procedures, respectively, over the comparable 2000 periods and an increased mix of ophthalmology procedures, which require more costly supplies than gastroenterology procedures.

         Other operating expenses were $10.4 million and $19.9 million in the three and six month periods ended June 30, 2001, respectively, an increase of $3.7 million and $6.4 million, or 56% and 47%, respectively, over other operating expenses in the comparable 2000 periods. This increase resulted primarily from additional centers in operation.

         We anticipate further increases in operating expenses in 2001, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens. At June 30, 2001, we had three centers under development and 10 centers that had been open for less than one year.

         Depreciation and amortization expense increased $1.2 million and $2.2 million, or 53% and 48%, in the three and six month periods ended June 30, 2001, respectively, over the comparable 2000 periods, primarily due to 21 additional surgery centers in operation in the 2001 period compared to the 2000 period as well as additional excess of cost over net assets of purchased operations acquired from July 1, 2000 to June 30, 2001.

         Minority interest in earnings in the three and six month periods ended June 30, 2001 increased by $2.9 million and $5.3 million, or 41% and 40%, respectively, over the comparable 2000 periods primarily as a result of minority partners' interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

         Interest expense decreased $0.3 million in the three months ended June 30, 2001 and increased $0.7 million in the six months ended June 30, 2001, or 36% and 42%, respectively, from the comparable 2000 periods. Prior to April 2001, our debt level had grown to approximately $92.5 million primarily due to acquisition related borrowings. However, proceeds from our public stock offering, as further discussed in Liquidity and Capital Resources, were used to repay a significant portion of our outstanding debt, resulting in lower interest expense in the three months ended June 30, 2001.

         We recognized income tax expense of $2.5 million and $4.3 million in the three and six month periods ended June 30, 2001, respectively, compared to $1.4 million and $2.6 million in the comparable 2000 periods, respectively. Our effective tax rate in the 2001 and 2000 periods was 40.0% and 38.5%, respectively, of net earnings before income taxes and differed from the federal statutory income tax rate of 35% and 34%, respectively, primarily due to the impact of state income taxes. We expect our effective tax rate during the remainder of 2001 to be approximately 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had working capital of $32.0 million compared to $21.2 million at June 30, 2000. Operating activities for the six months ended June 30, 2001 generated $14.5 million in cash flow compared to $8.5 million in the comparable 2000 period. Cash and cash equivalents at June 30, 2001 and 2000 were $11.7 million and $7.7 million, respectively.

         During the six months ended June 30, 2001, we used approximately $34.5 million to acquire interests in practice-based ambulatory surgery centers, including $10.5 million for the funding of other long-term obligations related to recent 2000 acquisitions. In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $4.3 million in the six months ended June 30, 2001. Maintenance capital expenditures, including new capital leases, for the six months ended June 30, 2001 were $1.4 million. We received approximately $2.6 million from capital contributions of our minority partners. We used our cash flow from operations and net borrowings of long-term debt of $24.4 million to fund our acquisitions and development activity.

         In April 2001, we completed a public offering of 4,600,000 shares of Class A Common Stock, including 74,000 shares offered by selling shareholders, for net proceeds to us of approximately $76.6 million. The net proceeds were used to repay borrowings under our revolving credit facility. During the six months ended June 30, 2001, we also recognized approximately $1.4 million for the issuance of stock under our employee stock option plans, including related tax benefit of approximately $1.3 million.

         In July 2001, after receiving shareholder approval, the Company reclassified its Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio and, as a result, there was no increase in the Company's total number of shares or book value of common stock outstanding due to the reclassification.

         At June 30, 2001, we had $4.2 million outstanding under our revolving credit facility which permits us to borrow up to $100.0 million to finance our acquisition and development projects, at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at June 30, 2001. Borrowings under the credit facility are due on May 5, 2003, and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted this pronouncement on January 1, 2001, which had no impact on our consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of the adoption of these standards and have not yet determined the effect of adoption on our financial position and results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect such changes in interest rates to have a material effect on our net earnings or cash flow in 2001.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Effective July 13, 2001, after receiving shareholder approval, the Company reclassified its Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock under the Company's Second Amended and Restated Charter using a one-to-one conversion ratio and, as a result, there was no increase in the Company's total number of shares or book value of common stock outstanding due to the reclassification.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.    OTHER INFORMATION.

         Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               3.1 Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10/A-4 (filed on July 13,
                      2001))

               3.2 First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 4.5 to the Company's Form S-8 (filed July 24, 2001))

               4.1 Second Amended and Restated Rights Agreement dated July 12, 2001 (originally dated December 2, 1999, and amended on December 13, 1999), between AmSurg Corp. and SunTrust Bank Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary Rights (Exhibit B) (incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-A/A-4 (filed with the Commission on July 13, 2001))

         (b)   Reports on Form 8-K

               Not applicable.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMSURG CORP.

Date: August 14, 2001      By: /s/ Claire M. Gulmi
                                   --------------------------------------
                                   CLAIRE M. GULMI

                               Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)