Form 10-Q
period 2001-09-30
AMSURG CORP
filed 2001-11-13
CIK 895930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 000-22217

AMSURG CORP.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1493316

(State or other jurisdiction of	(I.R.S. employer

incorporation or organization)	identification no.)

20 Burton Hills Boulevard

Nashville, TN	37215

(Address of principal executive offices)	(Zip code)

(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]                No [    ]

     As of November 13, 2001, there were outstanding 20,071,080 shares of the Registrant’s Common Stock, no par value.

Part I

Item 1. Financial Statements

AMSURG CORP.

Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$10,823	$7,688

Accounts receivable, net of allowance of $3,051 and $2,506, respectively	28,414	24,468

Supplies inventory	3,128	2,645

Deferred income taxes	636	636

Prepaid and other current assets	4,150	2,091

Total current assets	47,151	37,528

Long-term receivables and deposits	1,960	1,861

Property and equipment, net	42,770	39,855

Intangible assets, net	138,874	111,408

Total assets	$230,755	$190,652

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt	$2,496	$2,296

Accounts payable	3,892	2,234

Accrued salaries and benefits	4,045	2,759

Other accrued liabilities	1,906	2,632

Current income taxes payable	—	1,018

Total current liabilities	12,339	10,939

Long-term debt	8,492	59,876

Notes payable and other long-term obligations	1,970	11,956

Deferred income taxes	3,673	3,673

Minority interest	24,255	21,063

Shareholders’ equity:

Common stock, no par value, 39,800,000 shares authorized, 20,049,195 and 14,738,787 shares outstanding, respectively	150,836	64,293

Retained earnings	29,190	18,852

Total shareholders’ equity	180,026	83,145

Total liabilities and shareholders’ equity	$230,755	$190,652

See accompanying notes to the consolidated financial statements.

AMSURG CORP.

Consolidated Statements of Earnings
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$51,582	$36,717	$146,195	$102,940

Operating expenses:

Salaries and benefits	14,047	10,088	39,477	28,817

Supply cost	5,974	4,242	17,078	11,972

Other operating expenses	10,963	7,792	30,835	21,296

Depreciation and amortization	3,639	2,631	10,458	7,248

Total operating expenses	34,623	24,753	97,848	69,333

Operating income	16,959	11,964	48,347	33,607

Minority interest	9,971	6,932	28,392	20,075

Interest expense, net of interest income	410	1,332	2,720	2,957

Earnings before income taxes	6,578	3,700	17,235	10,575

Income tax expense	2,634	1,425	6,897	4,072

Net earnings	$3,944	$2,275	$10,338	$6,503

Earnings per common share:

Basic	$0.20	$0.16	$0.58	$0.45

Diluted	$0.19	$0.15	$0.56	$0.44

Weighted average number of shares and share equivalents outstanding:

Basic	19,971	14,572	17,878	14,563

Diluted	20,428	14,966	18,529	14,899

See accompanying notes to the consolidated financial statements.

AMSURG CORP.

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$10,338	$6,503

Adjustments to reconcile net earnings to net cash provided by operating activities:

Minority interest	28,392	20,075

Distributions to minority partners	(28,576)	(20,021)

Depreciation and amortization	10,458	7,248

Increase (decrease) in cash, net of effects of acquisitions, due to changes in:

Accounts receivable, net	(1,550)	(3,221)

Supplies inventory	(35)	127

Prepaid and other current assets	167	(48)

Other assets	—	177

Accounts payable	1,451	509

Accrued expenses and other liabilities	4,993	1,444

Other, net	43	(132)

Net cash flows provided by operating activities	25,681	12,661

Cash flows from investing activities:

Acquisition of interest in surgery centers	(44,779)	(27,741)

Acquisition of property and equipment	(5,883)	(8,701)

Decrease (increase) in long-term receivables	(99)	125

Net cash flows used by investing activities	(50,761)	(36,317)

Cash flows from financing activities:

Repayment of notes payable	—	(1,188)

Proceeds from long-term borrowings	35,761	34,084

Repayment on long-term borrowings	(89,768)	(11,472)

Net proceeds from issuance of common stock	79,551	69

Proceeds from capital contributions by minority partners	2,685	514

Financing cost incurred	(14)	(908)

Net cash flows provided by financing activities	28,215	21,099

Net increase in cash and cash equivalents	3,135	(2,557)

Cash and cash equivalents, beginning of period	7,688	9,523

Cash and cash equivalents, end of period	$10,823	$6,966

See accompanying notes to the consolidated financial statements.

AMSURG CORP.

Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2001 and 2000

(1) Basis of Presentation

     The accompanying unaudited consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.

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

     The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K, as amended.

(2) Long-term Debt

     At September 30, 2001, the Company had $4.4 million in borrowings outstanding under its revolving credit facility which permits the Company to borrow up to $100.0 million to finance its acquisitions and development projects at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. The Company was in compliance with all covenants at September 30, 2001.

(3) Common Stock

     In April 2001, the Company completed a public offering of 4,526,000 shares of Class A Common Stock, for net proceeds of approximately $76.6 million to the Company. Net proceeds from the offering were used to repay borrowings under the Company’s revolving credit facility.

     In July 2001, after receiving shareholder approval, the Company reclassified its Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio and, as a result, there was no increase in the Company’s total number of shares or book value of common stock outstanding due to the reclassification.

(4) Acquisitions and Other Transactions

     In the nine months ended September 30, 2001, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in 11 physician practice-based surgery centers. The aggregate purchase price and related cost for acquisitions was approximately $34.3 million, of which the Company assigned approximately $31.0 million to excess of cost over net assets of purchased operations. In the nine months ended September 30, 2001, the Company also funded outstanding obligations of $10.5 million associated with 2000 acquisitions.

     In the nine months ended September 30, 2001, the Company signed certain agreements which provide for the sale of the Company’s equity interest in a surgery center limited liability company to an unaffiliated third party upon the fulfillment of certain conditions by the Company. The combined proceeds from these agreements will approximate the Company’s net book value of its equity interest in the LLC as of September 30, 2001. Revenues from this surgery center constituted less than 0.2% of the Company’s consolidated revenues during the nine months ended September 30, 2001.

(5) Subsequent Events

     In October 2001, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $8.2 million.

(6) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted this pronouncement on January 1, 2001, which had no impact on the Company’s consolidated financial statements.

AMSURG CORP.
Notes to Consolidated Financial Statements, continued

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, until the adoption of SFAS No. 144 (discussed below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. The Company adopted SFAS No. 141 and the nonamortization provisions of SFAS No. 142 for four business acquisitions consummated during the third quarter of 2001. The goodwill resulting from these four acquisitions was approximately $9.1 million. The Company is evaluating the impact of SFAS No. 142 on goodwill and other intangible assets existing at June 30, 2001 and has not yet determined the effect of adoption on its financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in August 2001, supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of SFAS No. 144 on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups throughout the United States. As of September 30, 2001, we owned a majority interest (51% or greater) in 92 surgery centers.

     The following table presents the changes in the number of surgery centers in operation, centers under development and centers under letter of intent during the three and nine months ended September 30, 2001 and 2000. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Centers in operation, beginning of period	89	68	81	63

New center acquisitions placed in operation	4	2	11	5

New development centers placed in operation	—	4	1	6

Centers disposed (1)	(1)	—	(1)	—

Centers in operation, end of period	92	74	92	74

Centers under development, end of period	3	4	3	4

Development centers awaiting CON approval, end of period	—	2	—	2

Average number of centers in operation, during period	93	70	88	67

Centers under letter of intent, end of period	8	9	8	9

(1)	We sold our interest in a surgery center in the third quarter of 2001 for its approximate book value.

     Of the surgery centers in operation as of September 30, 2001, 55 centers perform gastrointestinal endoscopy procedures, 31 centers perform ophthalmology surgery procedures, one center performs orthopedic procedures, one center performs otolaryngology procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center.

     We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. In October 2001, we acquired an interest in one additional surgery center. During the nine months ended September 30, 2001, we signed certain agreements which provided for the sale of our equity interest in a surgery center to an unaffiliated third party upon our fulfillment of certain conditions for net proceeds which approximate the net book value of our equity interest in the surgery center.

     While we generally own 51% to 67% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

Sources of Revenues

     Substantially all of our revenue is derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians.

     Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 40% of our net revenues from governmental healthcare programs, primarily Medicare, in the nine months ended September 30, 2001 and 2000. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

Results of Operations

     The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:

Salaries and benefits	27.2	27.4	27.0	28.0

Supply cost	11.6	11.6	11.7	11.6

Other operating expenses	21.3	21.2	21.1	20.7

Depreciation and amortization	7.1	7.2	7.1	7.0

Total operating expenses	67.2	67.4	66.9	67.3

Operating income	32.8	32.6	33.1	32.7

Minority interest	19.3	18.9	19.4	19.5

Interest expense, net of interest income	0.8	3.6	1.9	2.9

Earnings before income taxes	12.7	10.1	11.8	10.3

Income tax expense	5.1	3.9	4.7	4.0

Net earnings	7.6%	6.2%	7.1%	6.3%

     Revenues were $51.6 million and $146.2 million in the three and nine month periods ended September 30, 2001, respectively, an increase of $14.9 million and $43.2 million, or 40% and 42%, respectively, over revenues in the comparable 2000 periods. The increase is primarily attributable to additional centers in operation in 2001 and same-center revenue growth of 9% and 10% in the three and nine months ended September 30, 2001, respectively. Same-center revenue growth is primarily attributable to additional procedure volume. Our centers performed 97,651 and 282,831 procedures during the three and nine month periods ended September 30, 2001, respectively, compared to 72,726 and 207,196 procedures in the comparable 2000 periods. Average revenue per average number of centers in operation was $556,000 and $1.7 million in the three and nine months ended September 30, 2001, respectively, compared to $523,000 and $1.5 million in the comparable 2000 periods. The increase in average revenue per operating center is due to same-center growth and acquisitions of centers that are operationally larger than our average size centers.

     Salaries and benefits expense was $14.0 million and $39.5 million in the three and nine month periods ended September 30, 2001, respectively, an increase of $4.0 million and $10.7 million, or 39% and 37%, respectively, over salaries and benefits expense in the comparable 2000 periods. This increase resulted primarily from an additional 18 centers in operation and from an increase in corporate staff primarily to support growth in the number of centers in operation and anticipated future growth.

     Supply cost was $6.0 million and $17.1 million in the three and nine month periods ended September 30, 2001, respectively, an increase of $1.7 million and $5.1 million, or 41% and 43%, respectively, over supply cost in the comparable 2000 periods. This increase resulted primarily from a 34% and 37% increase in procedures, respectively, over the comparable 2000 periods and an increased mix of ophthalmology procedures, which require more costly supplies than gastroenterology procedures.

     Other operating expenses were $11.0 million and $30.8 million in the three and nine month periods ended September 30, 2001, respectively, an increase of $3.2 million and $9.5 million, or 41% and 45%, respectively, over other operating expenses in the comparable 2000 periods. This increase resulted primarily from additional centers in operation.

     We anticipate further increases in operating expenses in 2001, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center until its case load increases to a more optimal operating level, which generally is expected to occur within 12 months after a center opens. At September 30, 2001, we had three centers under development and six centers that had been open for less than one year.

     Depreciation and amortization expense increased $1.0 million and $3.2 million, or 38% and 44%, in the three and nine month periods ended September 30, 2001, respectively, over the comparable 2000 periods, primarily due to 18 additional surgery centers in operation in the 2001 period compared to the 2000 period as well as additional excess of cost over net assets of purchased operations acquired from October 1, 2000 to September 30, 2001.

     Minority interest in earnings in the three and nine month periods ended September 30, 2001 increased by $3.0 million and $8.3 million, or 44% and 41%, respectively, over the comparable 2000 periods primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

     Interest expense decreased $1.0 million and $237,000 in the three and nine months ended September 30, 2001 or 69% and 8%, respectively, from the comparable 2000 periods. Prior to April 2001, our debt level had grown to approximately $92.5 million primarily due to acquisition-related borrowings. However, proceeds from our public stock offering, as further discussed in Liquidity and Capital Resources, were used to repay a significant portion of our outstanding debt, resulting in lower interest expense in the three and nine months ended September 30, 2001.

     We recognized income tax expense of $2.6 million and $6.9 million in the three and nine month periods ended September 30, 2001, respectively, compared to $1.4 million and $4.1 million in the comparable 2000 periods, respectively. Our effective tax rate in the 2001 and 2000 periods was 40.0% and 38.5%, respectively, of net earnings before income taxes and differed from the federal statutory income tax rate of 35% and 34%, respectively, primarily due to the impact of state income taxes. We expect our effective tax rate during the remainder of 2001 to be approximately 40.0%.

Liquidity and Capital Resources

     At September 30, 2001, we had working capital of $34.8 million compared to $22.5 million at September 30, 2000. Operating activities for the nine months ended September 30, 2001 generated $25.7 million in cash flow compared to $12.7 million in the comparable 2000 period. Cash and cash equivalents at September 30, 2001 and 2000 were $10.8 million and $7.0 million, respectively.

     During the nine months ended September 30, 2001, we used approximately $44.8 million to acquire interests in practice-based ambulatory surgery centers, including $10.5 million for the funding of other long-term obligations related to acquisitions in 2000. In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $5.9 million in the nine months ended September 30, 2001. Maintenance capital expenditures, including new capital leases, for the nine months ended September 30, 2001 were $4.2 million. We received approximately $2.7 million from capital contributions of our minority partners. We used our cash flow from operations and net borrowings of long-term debt of $22.6 million to fund our acquisitions and development activity. At September 30, 2001, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $1.0 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

     In April 2001, we completed a public offering of 4,600,000 shares of Class A Common Stock, including 74,000 shares offered by selling shareholders, for net proceeds to us of approximately $76.6 million. The net proceeds were used to repay borrowings under our revolving credit facility. During the nine months ended September 30, 2001, we also received approximately $2.9 million for the issuance of stock under our employee stock option plans and recognized a related tax benefit of approximately $7.0 million.

     In July 2001, after receiving shareholder approval, we reclassified our Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio and, as a result, there was no increase in our total number of shares or book value of common stock outstanding due to the reclassification.

     At September 30, 2001, we had $4.4 million outstanding under our revolving credit facility which permits us to borrow up to $100.0 million to finance our acquisition and development projects, at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at September 30, 2001. Borrowings under the credit facility are due on May 5, 2003, and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies.

     On June 12, 1998, the Department of Health and Human Services, or DHHS, published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would reduce the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, or BBRA and BIPA, respectively, made three changes affecting DHHS’ ability to implement a revised prospective payment system based on the June 1998 proposed rule. First, DHHS may not implement a revised prospective payment system before January 2002; second, if DHHS implements a new system based on the June 1998 proposed rule, Centers for Medicare and Medicaid Services, or CMS, must phase in the new rates over four years; and third, DHHS must use data based on a new ambulatory surgery center cost survey from 1999 or later in calculating new rates by January 2003.

     We estimate that if full implementation of new rates based on the June 1998 proposed rule occurred in 2002, it would adversely affect our annual revenues by 4% based on our historical procedure mix. However, we believe due to the four year phase-in of such rates, coupled with updated rates based on new cost data to be used in 2003 and cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by implementation of the proposed rule’s rates. As of this filing date, DHHS has not communicated an intention to implement a final rule based on the June 1998 proposed rule. There can be no assurance that the implementation of new rates will not adversely impact our financial condition, results of operations and business prospects.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted this pronouncement on January 1, 2001, which had no impact on our financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, until the adoption of SFAS No. 144 (discussed below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. The Company adopted SFAS No. 141 and the nonamortization provisions of SFAS No. 142 for four business acquisitions consummated during the third quarter of 2001. The goodwill resulting from these four acquisitions was approximately $9.1 million. We are evaluating the impact of SFAS No. 142 on goodwill and other intangible assets existing at June 30, 2001 and have not yet determined the effect of adoption on our financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in August 2001, supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 144 on our financial position and results of operations.

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

Item 2. Changes in Securities and Use of Proceeds.

     Effective July 13, 2001, after receiving shareholder approval, we reclassified our Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock under our Second Amended and Restated Charter using a one-to-one conversion ratio and, as a result, there was no increase in our total number of shares or book value of common stock outstanding due to the reclassification.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our Annual Shareholders Meeting held on July 11, 2001, the following members were elected to the Board of Directors by the vote set forth below:

		Class A and Class B Common Stock,
		voting together as a single class

		Votes	Votes	Votes
		For	Against	Withheld

Class I Director	James A. Deal	15,173,269	—	397,128

Class I Director	Steven I. Geringer	15,188,324	—	382,073

     Also, the following proposals were considered and approved at the Annual Shareholders Meeting by the votes set forth below:

Approval of an amendment to Article 7 of our Amended and Restated Charter to eliminate our dual class capital structure and to provide for a single, new class of common stock designated as “Common Stock,” no par value, consisting of 39,800,000 shares of common stock authorized for issuance, with each share entitled to one vote, thereby effecting the reclassification of each share of Class A common stock and each share of Class B common stock as one share of Common Stock and to adopt a Second Amended and Restated Charter to reflect this amendment

Class A Common Stock, voting as a separate class				Class B Common Stock, voting as a separate class

Votes	Votes	Votes	Broker	Votes	Votes	Votes	Broker
For	Against	Withheld	Non-Votes	For	Against	Withheld	Non-Votes

9,990,998	55,043	4,047	1,714,250	3,145,285	734	2,220	657,820

	Class A and Class B Common Stock,
	voting together as a single class

	Votes	Votes	Votes
	For	Against	Withheld

Approval of an amendment to Article 7 of our Amended and Restated Charter	15,223,333	342,485	4,579

to eliminate certain unnecessary provisions regarding previously outstanding shares of preferred stock and to confirm the authorized number of shares of preferred stock pursuant to the Company’s “blank check” authority as 5,000,000 shares, and to adopt a Second Amended and Restated Charter to reflect this amendment

	Class A and Class B Common Stock,
	voting together as a single class

	Votes	Votes	Votes
	For	Against	Withheld

Approval of an amendment to our 1997 Stock Incentive Plan to increase	10,192,314	5,371,453	6,630

the number of shares reserved for issuance under the plan from 1,600,000 to 2,290,000

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

3.1	Second Amended and Restated Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10/A-4 (filed on July 13, 2001))

3.2	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 4.5 to the Company’s Form S-8 (filed July 24, 2001))

4.1	Second Amended and Restated Rights Agreement dated July 12, 2001 (originally dated December 2, 1999, and amended on December 13, 1999), between AmSurg Corp. and SunTrust Bank Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary Rights (Exhibit B) (incorporated by reference to Exhibit 1 of the Registration Statement on Form 8-A/A-4 (filed with the Commission on July 13, 2001))

     (b)  Reports on Form 8-K

During the quarter ended September 30, 2001, we filed two reports on Form 8-K, each dated July 11, 2001 (filed July 12, 2001), to report pursuant to Item 9 two separate press releases issued on July 11, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	November 13, 2001	By:	/s/ Claire M. Gulmi Claire M. Gulmi

Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)