Form 10-K
period 2001-12-31
AMSURG CORP
filed 2002-03-29
CIK 895930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 000-22217

AMSURG CORP.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	62-1493316 (I.R.S. Employer Identification No.)

20 Burton Hills Boulevard Nashville, TN (Address of Principal Executive Offices)	37215 (Zip Code)

(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[  ]

As of March 27, 2002, 20,216,957 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on March 27, 2002 (based upon the closing sale price of these shares as reported on the Nasdaq National Market as of March 27, 2002) was approximately $517,200,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001

i

Part I

Item 1. Business

Our company was formed in 1992 for the purpose of developing, acquiring and operating practiced-based ambulatory surgery centers in partnerships with physician practice groups throughout the United States. An AmSurg surgery center is typically located adjacent to or in the immediate vicinity of the specialty medical practice of a physician group partner’s office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2001, we owned a majority interest in 95 surgery centers in 27 states and the District of Columbia. As of December 31, 2001, we also had five centers under development and had executed letters of intent to develop one additional center.

We are a Tennessee corporation; our principal executive offices are located at 20 Burton Hills Boulevard, Nashville, Tennessee 37215, and our telephone number is 615-665-1283.

Risk Factors

The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

We Depend on Payments from Third-Party Payors, Including Government Healthcare Programs, and These Payments May be Reduced, Even Though Our Costs May Increase. We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgery centers. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 38% of our revenues in 2001 and 2000 from U.S. government healthcare programs, primarily Medicare. In addition, the market share growth of managed care has resulted in substantial competition among healthcare providers for inclusion in managed care contracting in some locations. Exclusion from participation in a managed care contract in a specific location can result in material reductions in patient volume and reimbursement to a practice-based ambulatory surgery center. We can give you no assurances that fixed fee schedules, capitated payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we have no control will not have a material adverse effect on us.

Our Revenues May be Adversely Affected by Pending Changes in the System of Paying for Outpatient Surgical Procedures Under the Medicare Program. On June 12, 1998, the Department of Health and Human Services, or DHHS, published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would reduce the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000, or BBRA and BIPA, respectively, made three changes affecting DHHS’ ability to implement a revised prospective payment system based on the June 1998 proposed rule. First, DHHS may not implement a revised prospective payment system before January 2002; second, if DHHS implements a new system based on the June 1998 proposed rule, Centers for Medicare and Medicaid Services, or CMS, must phase in the new rates over four years; and third, DHHS must use data based on a new ambulatory surgery center cost survey from 1999 or later in calculating new rates by January 2003. As of this filing date, CMS has not implemented the phase-in of rates, has not issued a new cost survey and has given no public guidance of its intentions.

We estimate that if full implementation of new rates based on the June 1998 proposed rule occurred in 2002, it would adversely affect our annual revenues by 4% based on our historical procedure mix. However, we believe, due

Item 1. Business — (continued)

to the four year phase-in of such rates, coupled with updated rates based on new cost data to be used in 2003 and cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by implementation of the proposed rule’s rates. There can be no assurance that the implementation of new rates will not adversely impact our financial condition, results of operations and business prospects.

If We Fail to Comply With Applicable Laws and Regulations, We Could Suffer Penalties or Be Required to Make Significant Changes to Our Operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:

•	physician ownership of our surgery centers;
•	certificate of need approvals and other regulations affecting construction, acquisition of centers, capital expenditures or the addition of services;
•	the adequacy of medical care, equipment, personnel, operating policies and procedures;
•	qualifications of medical and support personnel;
•	maintenance and protection of records;
•	billing for services by healthcare providers;
•	privacy and security of healthcare information; and
•	environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. We can give you no assurances that current or future legislative initiatives or government regulation will not have a material adverse effect on us or reduce the demand for our services.

If a Federal or State Agency Asserts a Different Position or Enacts New Laws or Regulations Regarding Illegal Remuneration or Other Forms of Fraud and Abuse, We Could Suffer Penalties or Be Required to Make Significant Changes to Our Operations. A federal law, referred to as the anti-kickback statute, prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations of the anti-kickback statute may result in substantial civil or criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.

DHHS has published final safe harbor regulations that outline categories of activities that are protected from prosecution under the anti-kickback statute. Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the “surgery centers,” “investment interest” and “personal services and management contracts” safe harbors. The structure of the limited partnerships and limited liability companies operating surgery centers, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.

In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.

In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of

Item 1. Business — (continued)

Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

If Regulations or Regulatory Interpretations Change, We May Be Obligated to Buy Out Interests of Physicians Who Are Minority Owners of the Surgery Centers. The partnership and operating agreements for the limited partnerships and limited liability companies provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that:

•	make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal;
•	create the substantial likelihood that cash distributions from the partnership or limited liability company to the affiliated physicians will be illegal; or
•	cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal.

The cost of repurchasing these minority interests would be substantial. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and who is chosen by both parties. Such determination is therefore not within our control. While we have attempted to structure the purchase obligations to be as favorable as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations.

If We are Unable to Acquire and Develop Additional Surgery Centers on Favorable Terms and Manage Our Growth, We Will Be Unable to Execute Our Acquisition and Development Strategy. Our strategy includes increasing our revenues and earnings by continuing to acquire surgery centers and developing additional surgery centers. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgery centers we develop typically incur losses during the initial months of operation. We can give you no assurances that we will be successful in acquiring surgery centers, developing surgery centers or achieving satisfactory operating results at acquired or newly developed centers. We can give you no assurances that the assets we acquire in the future will ultimately produce returns that justify our related investment. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. We can give you no assurances that our personnel, systems, procedures or controls will be adequate to support our operations in the future or that focusing our financial resources and management attention on the expansion of our operations will not adversely affect our financial results.

If We Do Not Have Sufficient Capital Resources for Our Acquisition and Development Strategy, Our Growth Could be Limited. We will need capital to acquire, develop, integrate, operate and expand surgery centers. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our shareholders may, in the future, experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. If we do not have sufficient capital resources, our growth could be limited and our operations impaired. Our bank loan agreement requires that we comply with financial covenants, and may not permit additional borrowing or other sources of debt financing if we are not in compliance. We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us.

Item 1. Business — (continued)

Our Business Depends on Relationships with Physician Partners, Which May Be Subject to Conflicts of Interest and Disputes. Our business depends upon, among other things, the efforts and success of the physician partners who perform surgical procedures at the surgery centers and the strength of our relationship with these physicians. Our business could be adversely affected if these physicians do not maintain the quality of medical care or do not follow required professional guidelines at our surgery centers, if there is damage to the reputation of a key physician or group of physicians or if our relationship with a key physician partner or group of physician partners is impaired. As the owner of majority interests in the partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the physicians who are minority interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the operating boards or boards of governors of each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as general partner of the partnership or as chief manager of the limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.

We Are Liable for the Debts and Other Obligations of the Limited Partnerships That Own and Operate Some of Our Surgery Centers, and the Physician Partners are Only Guarantors of the Debts. In the limited partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership; however, the partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the partnership is a party, in proportion to the limited partner’s ownership interest in the partnership. We also have primary liability for the bank debt incurred for the benefit of the limited liability companies, and in turn, lend funds to these limited liability companies, although the physician members also guarantee this debt. There can be no assurance that a third party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the partnership if there is a default or that the physician partners would have sufficient assets to satisfy their guarantee obligations.

New Federal and State Legislative and Regulatory Initiatives Relating to Patient Privacy Could Require Us to Expend Substantial Sums Acquiring and Implementing New Information Systems, Which Could Negatively Impact Our Financial Results. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA. These final health privacy regulations generally require compliance within two years and will extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, the Administrative Simplification Provisions require DHHS to adopt standards to protect the security of health-related information. DHHS proposed security regulations on August 12, 1998. As proposed, those security regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. Further, as required by the Administrative Simplification Provisions, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. However, Congress recently enacted the Administrative Simplification Compliance Act, which extends the compliance date until October 16, 2003 for entities that file a plan with DHHS that demonstrates how they intend to comply with the regulations by the extended deadline. Although we cannot predict the total financial or other impact of these regulations on our business, compliance with these regulations could require us to spend substantial sums, including but not limited to purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary by state and could impose additional penalties.

Providers in the Healthcare Industry Have Been the Subject of Federal and State Investigations, and We May Become Subject to Investigations in the Future. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare

Item 1. Business — (continued)

companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

The Office of the Inspector General of DHHS and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings and we have joint venture arrangements involving physician investors. In addition, our executives, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities or our executives. A future investigation of us or our executives could result in significant liabilities or penalties to us, as well as adverse publicity.

We May Write-Off Intangible Assets, Such as Goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2001 contains an intangible asset designated as goodwill totaling $146.8 million. Additional purchases of interests in practice-based surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.

On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances after an acquisition can change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The IRS May Challenge Tax Deductions for Certain Acquired Goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of practice-based ambulatory surgery centers. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similar to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of whose value arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations which continue to call into question the deductibility of goodwill purchased in transactions structured similar to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, we have changed our methods of acquiring interests in practice-based ambulatory surgery centers so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach in 2000. Loss of these tax deductions would increase the amount of our tax payments and would have a material adverse effect on our financial condition and results of operations.

If We are Unable to Effectively Compete for Physician Partners and Certain Strategic Relationships, Our Business Could be Adversely Affected. The healthcare business is highly competitive. We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers, and competition with other providers for patients and for contracting with managed care payors in each of our markets. There are several large, publicly held companies, or divisions or subsidiaries of large publicly held companies, and several private companies that develop freestanding multi-specialty surgery centers, and these companies may compete with us in the development of centers. Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who do not take an equity interest in the ongoing operations of the center. There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers. In addition, other healthcare providers, including hospitals, compete for patients and contracts with managed care

Item 1. Business — (continued)

payors in our markets. Many of these competitors have greater financial, research, marketing and staff resources than we do. We can give you no assurances that we can compete effectively in any of these areas.

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

According to SMG Marketing Group Inc.’s Freestanding Outpatient Surgery Center Directory (June 2000), the number of freestanding outpatient surgery centers in the U.S. grew 29% to approximately 2,750 in the year 2000 from 2,134 in 1994. We believe that approximately 1,000 of these surgery centers are single-specialty centers. The number of outpatient surgical cases performed in freestanding surgery centers increased 70% from 3.6 million in 1994 to a projected 6.2 million in 2000.

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

Physician and Patient Preference. We believe that many physicians prefer practice-based ambulatory surgery centers because these centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, hospitals and freestanding multi-specialty ambulatory surgery centers generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in a practice-based ambulatory surgery center because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.

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

Strategy

We believe we are a leader in the development, acquisition and operation of practice-based ambulatory surgery centers. The key components of our strategy are to:

•	develop, in partnership with physicians, new practice-based ambulatory surgery centers;
•	selectively acquire practice-based ambulatory surgery centers with substantial minority physician ownership; and
•	grow revenues and profitability of our existing surgery centers.

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

Item 1. Business — (continued)

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

Our development staff identifies existing centers that are potential acquisition candidates and identifies physician practices that are potential partners for new center development in the medical specialties which we have targeted for development. These candidates are then evaluated against our project criteria, which include several factors such as the number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payors in the market and state certificate of need, or CON, requirements for the development of a new center.

In presenting the advantages to physicians of developing a new practice-based ambulatory surgery center in partnership with us, our development staff emphasizes the proximity of a practice-based surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff that performs only a limited number of specialized procedures and state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers. In addition, as part of our role as the general partner or manager of the surgery center partnerships and limited liability companies, we market the centers to third party payors.

In a development project, we provide, among other things, the following services:

•	financial feasibility pro forma analysis;
•	assistance in state CON approval process;
•	site selection;
•	assistance in space analysis and schematic floor plan design;
•	analysis of local, state and federal building codes;
•	negotiation of equipment financing with lenders;
•	equipment budgeting, specification, bidding and purchasing;
•	construction financing;
•	architectural oversight;
•	contractor bidding;
•	construction management; and
•	assistance with licensing, Medicare certification and contracting with third party payors.

We begin our acquisition process with a due diligence review of the targeted center and its market. We use experienced teams of operations and financial personnel to conduct a thorough review of all aspects of the center’s operations including the following:

•	market position of the center and the physicians affiliated with the center;
•	payor and case mix;
•	growth opportunities;
•	staffing and supply review; and
•	equipment assessment.

Our ownership interests in practice-based ambulatory surgery centers generally are structured through limited partnerships or limited liability companies. We generally own 51% to 67% of the partnerships or limited liability companies and act as the general partner in each limited partnership and the chief manager in each limited liability company. In development transactions, capital contributed by the physicians and AmSurg plus bank financing provides the partnership or limited liability company with the funds necessary to construct and equip a new surgery center and to provide initial working capital.

Item 1. Business — (continued)

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

In addition, these agreements may provide that the limited partnership or limited liability company will lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners.

Because the physicians will continue to have a minority ownership interest in the center, we work closely with the physicians throughout the process to assess the likelihood of a successful partnership with them in the surgery centers.

The partnership and operating agreements provide that if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and who is chosen by both parties. Such determination is therefore not within our control. While we have structured the purchase obligations to be as favorable as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “Business — Government Regulation.”

Surgery Center Operations

We generally design, build, staff and equip each of our facilities to meet the specific needs of a single specialty physician practice group. Our typical ambulatory surgery center averages 3,000 square feet and is located adjacent to or in the immediate vicinity of the specialty physicians’ offices. Each center developed by us typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is developed to perform an average of 2,500 procedures per year. Our cost of developing a typical surgery center ranges from $1.0 to $1.5 million. Constructing, equipping and licensing a surgery center generally takes 10 to 12 months. As of December 31, 2001, 57 centers perform gastrointestinal endoscopy procedures, 32 centers perform ophthalmology surgery procedures, two centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period following the procedures. Our centers are staffed with approximately ten clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

The types of procedures performed at each center depend on the specialty of the practicing physicians. The typical procedures most commonly performed or to be performed at AmSurg centers in operation or under development within each specialty are:

•	gastroenterology — colonoscopy and other endoscopy procedures;
•	ophthalmology — cataracts and retinal laser surgery;
•	orthopedics — knee arthroscopy and carpal tunnel repair;

Item 1. Business — (continued)

•	otolaryngology – myringotomy (ear tubes) and tonsillectomy; and
•	urology — cystoscopy and biopsy.

We market our surgery centers directly to third-party payors, including health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, other managed care organizations and employers. Payor-group marketing activities conducted by AmSurg management and center administrators emphasize the high quality of care, cost advantages and convenience of our surgery centers and are focused on making each center an approved provider under local managed care plans.

JCAHO Accreditation

Fifty-six of our surgery centers are currently accredited by the Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or the Accreditation Association for Ambulatory Health Care, or AAAHC, and 13 surgery centers are scheduled for initial accreditation surveys during 2002. All of the accredited centers have received three-year certification. We believe that JCAHO or AAAHC accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgery centers.

Surgery Center Locations

The following table sets forth certain information relating to centers in operation as of December 31, 2001:

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	7
Topeka, Kansas	Gastroenterology	November 1992	4
Nashville, Tennessee	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	December 1992	3
Washington, D.C	Gastroenterology	November 1993	3
Melbourne, Florida	Ophthalmology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Sebastopol, California	Ophthalmology	April 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	7
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	3
Wichita, Kansas	Orthopedics	November 1996	3
Minneapolis, Minnesota	Gastroenterology	November 1996	2
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	2
Independence, Missouri	Gastroenterology	September 1997	2
Kansas City, Missouri	Gastroenterology	September 1997	2
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	3
Sun City, Arizona	Ophthalmology	May 1998	4
Westlake, California	Ophthalmology	August 1998	1
Baltimore, Maryland	Gastroenterology	November 1998	2
Naples, Florida	Gastroenterology	November 1998	2
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	2
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	1
Cape Coral, Florida	Gastroenterology	November 1999	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	1
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas East, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	3
New Orleans, Louisiana	Ophthalmology	July 2000	2
Dothan, Alabama	Ophthalmology	August 2000	2
Kingston, Pennsylvania	Ophthalmology	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Harlingen, Texas	Gastroenterology	December 2000	2
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	2
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Zephyrhills, Florida	Ophthalmology	May 2001	2
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain	July 2001	2
	Management
Jackson, Tennessee	Ophthalmology	July 2001	1
Egg Harbor, New Jersey	Orthopedic, General Surgery,	July 2001	3
	Pain Management, Plastic
Lawrenceville, New Jersey	Orthopedic	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	6
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	3
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
West Monroe, Louisiana	Gastroenterology	June 1996	2
Sidney, Ohio	Ophthalmology, Urology,	December 1996	3
	General Surgery, Otolaryngology
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	2
Chevy Chase, Maryland	Gastroenterology	July 1997	2
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cleveland, Ohio	Ophthalmology	December 1997	2
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	2
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	2
El Paso, Texas	Gastroenterology	December 1998	3
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	2
Melbourne, Florida	Lasik Ophthalmology	February 2000	1
Minneapolis, Minnesota	Ophthalmology	June 2000	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Crestview Hills, Kentucky	Gastroenterology	September 2000	2
Louisville, Kentucky	Gastroenterology	September 2000	2
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	2
Seneca, Pennsylvania	Gastroenterology, Ophthalmology	October 2000	2
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	2

Our partnerships and limited liability companies generally lease certain of the real property in which our centers operate and the equipment used in certain of our centers, either from the physician partners or from unaffiliated parties. Two centers in operation at December 31, 2001 are located in buildings owned indirectly by us.

Revenues

Substantially all of our revenues are derived from the facility fee charged for surgical procedures performed in the surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians.

Practice-based ambulatory surgery centers depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 38% of our net revenues from governmental healthcare programs, primarily Medicare, in 2001. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules.

On June 12, 1998, DHHS published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would reduce the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. However, BBRA and BIPA made three changes affecting DHHS’ ability to implement a revised prospective payment system based on the June 1998 proposed rule. First, DHHS may not implement a revised prospective payment system before January 2002; second, if DHHS implements a new system based on the June 1998 proposed rule, CMS must phase in the new rates over four years; and third, DHHS must use data based on a new ambulatory surgery center cost survey from 1999 or later in calculating new rates by January 2003. As of December 31, 2001, CMS has not implemented the phase-in of rates, has not issued a new cost survey and has given no public guidance of its intentions.

We estimate that if full implementation of new rates based on the June 1998 proposed rule occurred in 2002, it would adversely affect our annual revenues by 4% based on our historical procedure mix. However, we believe, due to the four year phase-in of such rates, coupled with updated rates based on new cost data to be used in 2003 and cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by implementation of the proposed rule’s rates. There can be no assurance that the implementation of new rates will not adversely impact our financial condition, results of operations and business prospects.

In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care programs such as PPOs and HMOs. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Some of our competitors have greater financial resources and market penetration than AmSurg. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our centers to compete effectively in the evolving healthcare marketplace.

Item 1. Business — (continued)

Competition

We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers and competition with other providers for patients and for contracting with managed care payors in each of our markets.

Competition for joint venture development of practice-based centers. We believe that we do not have a direct corporate competitor in the development of practice-based ambulatory surgery centers across the specialties of gastroenterology, ophthalmology, otolaryngology, urology and orthopedic surgery. There are, however, several large, publicly held companies, or divisions or subsidiaries of large publicly held companies and several private companies, that develop freestanding multi-specialty surgery centers, and these companies may compete with us in the development of centers.

Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who do not take an equity interest in the ongoing operations of the center. It is generally difficult, however, in the rapidly evolving healthcare industry, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. Because of this, as well as the financial investment necessary to develop surgery centers, physician groups are often attracted to a corporate partner, such as AmSurg. Other factors that may influence the physicians’ decisions concerning the choice of a corporate partner are the potential corporate partner’s experience, reputation and access to capital.

Competition for center acquisitions. There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers. These competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.

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

Corporate practice of medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction

Item 1. Business — (continued)

in which we own and operate an ambulatory surgery center, because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the partnerships and limited liability companies that own the surgery centers and the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot give you assurances that our activities, if challenged, will be found to be in compliance with these laws.

Certification. We depend upon third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ambulatory surgery centers. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by DHHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgery centers undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.

Medicare-Medicaid fraud and abuse provisions. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitely interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.

DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include a safe harbor for investments in certain types of ambulatory surgery centers. The partnerships and limited liability companies that own the AmSurg centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.

The Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback law, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not, however, sought such an opinion regarding any of our arrangements. While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because among other factors:

•	the partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of quality, cost-effective and efficient services to the patients served;
•	the partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;
•	the physician partners have a substantial investment at risk in the partnership or limited liability company;
•	terms of the investment do not take into account volume of the physician partners’ past or anticipated future services provided to patients of the centers;
•	the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

Item 1. Business — (continued)

•	the partnerships, the limited liability companies, our subsidiaries and our affiliates generally will not loan any funds to or guarantee any debt on behalf of the physician partners; and
•	distributions by the partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practice pursuant to which the practice may provide the center with billing and collections, transcription, payables processing and payroll services. The consideration payable by a partnership or limited liability company for these services may be based on the volume of services provided by the practice, which is measured by the partnership or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice’s cost of providing the services thereunder.

Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure.

Notwithstanding our belief that the relationship of physician partners to our surgery centers should not constitute illegal remuneration under the federal anti-kickback statute or similar laws, we cannot assure you that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners’ ownership interest in our centers to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

In addition to the anti-kickback statute, HIPAA broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. It also establishes a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

Prohibition on physician ownership of healthcare facilities and certain self-referrals. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the federal healthcare programs. The original Stark Law only addressed referrals involving clinical laboratory services. However, in 1995, additional legislation, commonly known as Stark II, expanded the ban on self-referrals by adding the following services to the definition of “designated health services:” physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and

Item 1. Business — (continued)

prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

On January 4, 2001, DHHS issued final regulations subject to comment intended to clarify parts of the Stark Law, and some exceptions to it. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The second phase of the regulations are expected to address services furnished in a surgery center. Under the phase one regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for the purposes of the Stark Law. The phase one regulations generally were effective January 4, 2002. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in surgery centers to which they refer patients. DHHS accepted comments on the phase one regulations, and because they may change as a result, we cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

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

The federal False Claims Act and similar federal and state laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government’s behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law should also be prosecuted as violations of the federal False Claims Act. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. We are currently not aware of any actions against us under the False Claims Act.

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

The Office of the Inspector General of DHHS and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or

Item 1. Business — (continued)

named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant liabilities or penalties to us, as well as adverse publicity.

Privacy requirements and administrative simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA. These final health privacy regulations became effective on April 14, 2001, but compliance is not mandatory until April 14, 2003. Subject to limited exceptions, these regulations restrict how healthcare providers use and disclose medical records and other individually identifiable health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used and disclosed.

In addition, the Administrative Simplification Provisions require DHHS to adopt standards to protect the security of health-related information. DHHS proposed security regulations on August 12, 1998. As proposed, these security regulations would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. Further, as required by the Administrative Simplification Provisions, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. However, Congress recently enacted the Administrative Simplification Compliance Act, which extends the compliance date until October 16, 2003 for entities that file a plan with DHHS that demonstrates how they intend to comply with the regulations by the extended deadline.

Although we cannot predict the total financial or other impact of the regulations enacted pursuant to the Administrative Simplification Provisions on our business, compliance with these regulations could require us to spend substantial sums, including but not limited to purchasing new computer systems, which could negatively impact our financial results. Additionally, if we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines of up to $250,000 per violation. Our facilities will continue to remain subject to any privacy-related federal and state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions. These statutes vary by state and could impose additional penalties.

Obligations to buy-out physician partners. Under our agreements with physician partners, we are obligated to purchase the interests of the physicians at the greater of the physicians’ capital account or a multiple of earnings in the event that their continued ownership of interests in the partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition is required to be made by our counsel in concurrence with counsel of the physician partners, or if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the statute or regulation causing such prohibition.

Employees

As of December 31, 2001, AmSurg and our affiliated entities employed approximately 845 persons, 590 of whom were full-time employees and 255 of whom were part-time employees. Of the above, 120 were employed at our headquarters in Nashville, Tennessee. In addition, approximately 425 employees are leased on a full-time basis and 335 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be excellent.

Legal Proceedings and Insurance

From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us, our partnerships or limited liability companies that might have a material financial impact on us.

Item 1. Business — (continued)

Each of our surgery centers maintains separate medical malpractice insurance in amounts deemed adequate for our business.

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 29,726 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2009. AmSurg partnerships and limited liability companies generally lease space for their surgery centers. Ninety-three of the centers in operation at December 31, 2001 lease space ranging from 1,200 to 13,400 square feet with the remaining lease terms ranging from two to fifteen years. Two centers in operation at December 31, 2001 are located in buildings owned indirectly by AmSurg.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding executive officers of AmSurg as of December 31, 2001. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Position with AmSurg

Ken P. McDonald	61	Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through July 1996 and Chief Operating Officer from December 1994 until December 1997.
Claire M. Gulmi	48	Chief Financial Officer since September 1994; Senior Vice President since March 1997; Secretary since December 1997; Vice President from September 1994 through March 1997.
Royce D. Harrell	56	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.
David L. Manning	52	Senior Vice President of Development and Assistant Secretary since April 1992.
Dennis J. Zamojski	45	Senior Vice President of Operations since September 2000.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Prior to July 12, 2001, we had two classes of common stock, Class A Common Stock and Class B Common Stock, which traded under the symbols “AMSGA” and “AMSGB,” respectively, on the Nasdaq National Market. On July 12, 2001, after receiving shareholder approval, we reclassified our Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio, resulting in no increase in our total number of shares or book value of common stock outstanding. The new class of common stock trades under the symbol “AMSG” on the Nasdaq National Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2000 and 2001, as reported on the Nasdaq National Market.

			Class A			Class B
	Common Stock		Common Stock			Common Stock
	High	Low	High	Low	High		Low

2000:
First Quarter	—	—	$7.13	$5.00	$7.00		$5.50
Second Quarter	—	—	$6.44	$4.75	$6.50		$5.13
Third Quarter	—	—	$14.75	$5.25	$13.38		$5.38
Fourth Quarter	—	—	$24.75	$11.25	$20.31		$10.50
2001:
First Quarter	—	—	$25.00	$14.13	$22.88		$13.56
Second Quarter	—	—	$30.20	$17.63	$29.75		$17.38
Third Quarter	$30.06	$21.91	$30.07	$27.07	$30.00		$26.10
Fourth Quarter	$31.13	$21.39	—	—	—		—

At March 27, 2002 there were approximately 121 shareholders of record of our common stock. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, which will review this dividend policy from time to time. Presently, the declaration of dividends would violate certain covenants associated with our credit facility with lending institutions.

On January 4, 2000, we issued 8,830 shares of Class A Common Stock to physicians as partial payment of a note issued in connection with the acquisition of a surgery center. The market price of these shares was $5.66 per share. These shares were issued without registration under the Securities Act of 1933, as amended, to accredited investors in reliance upon the exemptions from registration afforded by Section 4(2) and Regulation D of the Securities Act.

Item 6. Selected Financial Data

		Years Ended December 31,

	2001	2000	1999	1998		1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$202,312	$143,261	$101,446	$80,322		$57,414
Operating expenses	135,023	96,114	69,428	63,370	(1)	44,084 (2)

Operating income	67,289	47,147	32,018	16,952		13,330
Minority interest	39,599	27,702	19,431	13,645		9,084
Interest and other expenses	2,844	4,703	1,122	1,499		2,396 (3)

Earnings before income taxes and cumulative effect of an accounting change	24,846	14,742	11,465	1,808		1,850
Income tax expense	9,941	5,676	4,414	1,047		1,774

Net earnings before cumulative effect of an accounting change	14,905	9,066	7,051	761		76
Cumulative effect of a change in the method in which pre-opening costs are recorded	—	—	(126)	—		—

Net earnings	14,905	9,066	6,925	761		76
Accretion of preferred stock discount	—	—	—	—		286

Net earnings (loss) available to common shareholders	$14,905	$9,066	$6,925	$761		$(210)

Basic earnings (loss) per common share:
Net earnings (loss) before cumulative effect of an accounting change	$0.81	$0.62	$0.49	$0.06		$(0.02)
Net earnings (loss)	$0.81	$0.62	$0.48	$0.06		$(0.02)
Diluted earnings per common share:
Net earnings (loss) before cumulative effect of an accounting change	$0.78	$0.60	$0.48	$0.06		$(0.02)
Net earnings (loss)	$0.78	$0.60	$0.47	$0.06		$(0.02)
Weighted average number of shares and share equivalents outstanding:
Basic	18,428	14,594	14,429	12,247		9,453
Diluted	19,021	15,034	14,778	12,834		9,453

			At December 31,

	2001	2000	1999	1998	1997

		(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,074	$7,688	$9,523	$6,070	$3,407
Working capital	34,909	26,589	21,029	12,954	9,312
Total assets	241,383	190,652	137,868	98,421	75,238
Long-term debt and other long-term obligations	12,685	71,832	34,901	12,483	24,970
Minority interest	25,047	21,063	17,358	11,794	9,192
Preferred stock	—	—	—	—	5,268
Shareholders’ equity	185,569	83,145	72,708	64,369	29,991

Center Data:
Centers at end of year	95	81	63	52	39
Procedures performed during year	389,431	288,494	207,754	156,521	101,819

(1)	Includes a loss attributable to the sale of two partnership interests in two physician practices, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.29 and $0.28, respectively, for the year ended December 31, 1998. We held no ownership in physician practices beyond 1998.

(2)	Includes a loss attributable to the sale of a partnership interest, net of a gain on the sale of a surgery center building and equipment, which had an impact after taxes of reducing basic and diluted net earnings per share by $0.16 for the year ended December 31, 1997.

(3)	Reflects costs incurred related to the distribution of our common stock held by American Healthways, Inc., the majority shareholder of AmSurg prior to December 1997, to its stockholders in December 1997, which had an impact of reducing basic and diluted earnings per share by $0.09.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in “Business — Risk Factors,” some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risk factors set forth in “Business — Risk Factors” or by other unknown risks and uncertainties.

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 2001, we owned a majority interest (51% or greater) in 95 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development for the years ended December 31, 2001, 2000 and 1999. We consider a center to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	2001	2000	1999

Centers in operation, beginning of the year	81	63	52
New center acquisitions placed in operation	15	9	10
New center development centers placed in operation	1	9	1
Centers disposed (1)	(2)	—	—

Centers in operation, end of the year	95	81	63

Centers under development, end of the year	5	4	12
Development centers awaiting CON approval, end of year	1	1	—
Average number of centers in operation, during year	89	69	55
Centers under letter of intent, end of year	1	5	4

(1)	We sold our interests in two surgery centers in 2001 for their approximate book value.

Of the surgery centers in operation as of December 31, 2001, 57 centers perform gastrointestinal endoscopy procedures, 32 centers perform ophthalmology surgery procedures, two centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2002 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of same-center revenue growth of 7% to 9%.

While we generally own 51% to 67% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Sources of Revenues

Substantially all of our revenue is derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual allowances from third party medical service payors.

Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 38%, 37% and 38% of our revenues in the years ended December 31, 2001, 2000 and 1999, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

Critical Accounting Policies

Our accounting policies are described in note 1 of the consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which we are the general partner or member. Consolidation of such partnerships and limited liability companies is necessary as we have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the partnership or limited liability company. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or incurring debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

We operate in one reportable business segment, the ownership and operation of ambulatory surgery centers.

Revenue Recognition. Center revenues consist of the billing for the use of the centers’ facilities, or facility fee, directly to the patient or third party payor. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services which are billed separately by the physicians to the patient or third party payor.

Allowance for contractual adjustments and bad debt expense. Our revenues are recorded net of estimated contractual allowances from third party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual write-offs are in excess of our estimates, our results of operations may be overstated. At December 31, 2001 and 2000, net accounts receivable reflected allowances for contractual adjustments and bad debt expense of $28.5 million and $19.3 million, respectively.

Goodwill. Goodwill is amortized over 25 years. We have consistently assessed impairment of goodwill and other long-lived assets in accordance with criteria consistent with the provisions of Statement of Financial Accounting

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Standards, or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Whenever events or changes in circumstances indicate that the carrying amount of long-term assets may not be recoverable, we assess whether or not an impairment loss should be recorded by comparing estimated undiscounted future cash flows with the assets’ carrying amount at the partnership level. If the assets’ carrying amount is in excess of the estimated undiscounted future cash flows, an impairment loss is recognized as the excess of the carrying amount over estimated future cash flows discounted at an applicable rate.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121 until the adoption of SFAS No. 144 (discussed below in “— Recent Accounting Pronouncements”). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. As required, we adopted SFAS No. 141 and the nonamortization provisions of SFAS No. 142 for eight business acquisitions consummated from July 1, 2001 to December 31, 2001.

We will fully adopt SFAS No. 142 on January 1, 2002, including the transitional impairment test as required by this standard. Upon adoption, SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We do not expect the adoption of SFAS No. 142 and completion of the transitional impairment test to have a material impact on our financial position or results of operations.

Purchase Price Allocation. We allocate the respective purchase price of our acquisitions in accordance with SFAS No. 141. The allocation of purchase price involves first, determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable intangible assets (goodwill). A significant portion of each surgery center’s purchase price has historically been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value which could be attributable to separately identifiable intangible assets. Our resulting goodwill, in accordance with SFAS No. 142 as described above, will no longer be amortized, but will be tested for impairment at least annually.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is directly impacted by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, marketing campaigns, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center.

Expenses directly related to such procedures include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is more directly associated with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs which are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

Surgery center profits are shared by our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.8	27.8	27.4
Supply cost	11.8	11.6	11.3
Other operating expenses	21.0	20.5	22.5
Depreciation and amortization	7.1	7.2	7.2

Total operating expenses	66.7	67.1	68.4

Operating income	33.3	32.9	31.6
Minority interest	19.6	19.3	19.2
Interest expense, net of interest income	1.4	3.3	1.1

Earnings before income taxes and cumulative effect of an accounting change	12.3	10.3	11.3
Income tax expense	4.9	4.0	4.4

Net earnings before cumulative effect of an accounting change	7.4	6.3	6.9
Cumulative effect of a change in the method in which pre-opening costs are recorded	—	—	0.1

Net earnings	7.4%	6.3%	6.8%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues increased $59.1 million, or 41%, to $202.3 million in 2001 from $143.3 million in 2000 primarily due to the following three factors:

•	14 additional surgery centers in operation at year end, primarily resulting from acquisitions, with an average number of centers in operation throughout the year of 89 in 2001 compared to 69 in 2000;
•	Same-center procedure growth resulting in 10% revenue growth (61 centers included in the same-center group); and
•	A larger percentage of ophthalmology procedures performed, which have a larger average reimbursement rate per procedure than our average rate experienced in 2000.

The additional surgery centers in operation and same-center procedure growth resulted in a 35% increase in procedure volume in 2001 over 2000. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased proportionately by 36% to $54.2 million in 2001 from $39.8 million in 2000.

Supply cost was $23.8 million in 2001, an increase of $7.2 million, or 44%, over supply cost in 2000. This increase resulted primarily from the additional procedure volume and an increased mix of ophthalmology procedures, which require more costly supplies than gastroenterology procedures, our predominant procedure type.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Other operating expenses increased $13.1 million to $42.6 million, or 45%, in 2001 over 2000, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $4.1 million, or 40%, in 2001 over 2000 primarily due to the additional surgery centers in operation as well as a full year of amortization of additional goodwill from acquisitions completed throughout 2000 and the amortization of goodwill acquired from January 1, 2001 to June 30, 2001. In accordance with SFAS No. 142, we did not amortize goodwill for eight acquisitions completed after June 30, 2001 (see “— Critical Accounting Policies” and note 1(f) to the consolidated financial statements). This change had no material impact on our consolidated financial statements, however.

We anticipate further increases in operating expenses in 2002 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At December 31, 2001, we had five centers under development and three centers that had been open for less than one year.

Operating income margin increased by 0.4%, which reflects the leverage we achieve from having a high but consistent fixed cost component from year to year at each center. Because each incremental procedure generates only a variable cost component, procedure growth generally contributes to operating income at a rate higher than the average operating income margin of the center.

Minority interest in earnings in 2001 increased $11.9 million, or 43%, over 2000, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, nearly all of the acquired and developed centers in 2001 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $1.9 million in 2001, or 40%, from 2000. Prior to April 2001, our debt level had grown to approximately $92.5 million primarily due to acquisition-related borrowings. However, net proceeds from our public offering, as further discussed in “— Liquidity and Capital Resources,” were used to repay a significant portion of our outstanding debt. Additionally, we experienced lower interest rates in 2001 than in 2000.

We recognized income tax expense of $9.9 million in 2001 compared to $5.7 million in 2000. Our effective tax rate in 2001 and 2000 was 40.0% and 38.5%, respectively, of net earnings before income taxes and differed from the federal statutory income tax rate of 35% and 34%, respectively, primarily due to the impact of state income taxes.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues increased $41.8 million, or 41%, to $143.3 million in 2000 from $101.4 million in 1999 primarily due to the following three factors:

•	18 additional surgery centers in operation at year end, primarily resulting from acquisitions, with an average number of centers in operation throughout the year of 69 in 2000 compared to 55 in 1999;
•	Same-center procedure growth resulting in 10% revenue growth (52 centers included in the same-center group); and
•	A larger percentage of ophthalmology procedures performed, which have a larger average reimbursement rate per procedure than our average rate experienced in 1999.

The additional surgery centers in operation and same-center procedure growth resulted in a 39% increase in procedure volume in 2000 over 1999. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased proportionately by 43% to $39.8 million in 2000 from $27.9 million in 1999.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Supply cost was $16.6 million in 2000, an increase of $5.1 million, or 44%, over supply cost in 1999. This increase resulted primarily from the additional procedure volume and an increased mix of ophthalmology procedures, which require more costly supplies than gastroenterology procedures, our predominant procedure type.

Other operating expenses increased $6.7 million to $29.4 million, or 29%, in 2000 over 1999, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $3.0 million, or 41%, in 2000 over 1999, primarily due to the additional surgery centers in operation in 2000 compared to 1999, as well as additional goodwill acquired throughout 2000 and 1999.

Operating income margin increased by 1.3%, which reflects the leverage we achieve from having a high but consistent fixed cost component from year to year at each center. Because each incremental procedure generates only a variable cost component, procedure growth generally contributes to operating income at a rate higher than the average operating income margin of the center.

Our minority interest in earnings in 2000 increased by $8.3 million, or 43%, over 1999 primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability.

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

Quarterly Statement of Earnings Data

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2000 and 2001. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2000				2001

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenues	$31,633	$34,590	$36,717	$40,321	$45,139	$49,474	$51,582	$56,117
Earnings before income taxes	3,290	3,585	3,700	4,167	4,475	6,182	6,578	7,611
Net earnings	2,023	2,205	2,275	2,563	2,685	3,709	3,944	4,567
Diluted earnings per common share	$0.14	$0.15	$0.15	$0.17	$0.17	$0.19	$0.19	$0.22

Liquidity and Capital Resources

At December 31, 2001, we had working capital of $34.9 million compared to $26.6 million at December 31, 2000. Operating activities for 2001 generated $37.3 million in cash flow from operations compared to $18.5 million in 2000. The increase in operating cash flow activity resulted primarily from additional net earnings before depreciation and amortization of $10.0 million and $7.6 million in tax benefits received from the exercise of employee stock options. Cash and cash equivalents at December 31, 2001 and 2000 were $11.1 million and $7.7 million, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

During 2001, we used approximately $57.6 million to acquire interests in practice-based ambulatory surgery centers, including $10.5 million for the funding of other long-term obligations related to acquisitions in 2000. In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $7.0 million in 2001. Maintenance capital expenditures, including new capital leases, were $5.8 million. We used our cash flow from operations and net borrowings of long-term debt of $24.7 million to fund our acquisition and development activity, and we received approximately $2.8 million from capital contributions of our minority partners to fund their proportionate share of development activity. At December 31, 2001, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $1.6 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

In April 2001, we completed a public offering of 4,600,000 shares of Class A Common Stock, including 74,000 shares offered by selling shareholders, for net proceeds to us of approximately $76.6 million. The net proceeds were used to repay borrowings under our revolving credit facility. In 2001, we also received approximately $3.3 million from the issuance of stock under our employee stock option plans.

In July 2001, after receiving shareholder approval, we reclassified our Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio, and, as a result, there was no increase in the our total number of shares or book value of common stock outstanding due to the reclassification.

At December 31, 2001, we had $7.3 million outstanding under our revolving credit facility, which permits us to borrow up to $100.0 million to finance our acquisition and development projects at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The loan agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2001. Borrowings under the credit facility are due on May 5, 2003, and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies.

On June 12, 1998, DHHS published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would reduce the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. However, BBRA and BIPA made three changes affecting DHHS’ ability to implement a revised prospective payment system based on the June 1998 proposed rule. First, DHHS may not implement a revised prospective payment system before January 2002; second, if DHHS implements a new system based on the June 1998 proposed rule, CMS must phase in the new rates over four years; and third, DHHS must use data based on a new ambulatory surgery center cost survey from 1999 or later in calculating new rates by January 2003. As of December 31, 2001, CMS has not implemented the phase-in of rates, has not issued a new cost survey and has given no public guidance of its intentions.

We estimate that if full implementation of new rates based on the June 1998 proposed rule occurred in 2002, it would adversely affect our annual revenues by 4% based on our historical procedure mix. However, we believe, due to the four year phase-in of such rates, coupled with updated rates based on new cost data to be used in 2003 and cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by implementation of the proposed rule’s rates. There can be no assurance that the implementation of new rates will not adversely impact our financial condition, results of operations and business prospects.

As of December 31, 2001, in conjunction with acquisitions from 1998 through 2001, we have contingent purchase price obligations dependent upon a final implementation of the rates proposed by DHHS. As of December 31, 2001, the maximum aggregate contingent purchase price that we would pay, assuming the proposed rule is either delayed indefinitely or not implemented, is $7.8 million. Until a more definitive resolution is announced or determined, we will make bi-annual installment payments of such amounts through 2007 and capitalize the payments of additional purchase price as goodwill. However, we will be released from all or a portion of these unpaid amounts upon the final implementation of proposed reimbursement rates. We intend to fund these obligations through additional

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

borrowings of long-term debt. These contingent liabilities are not reflected as liabilities in our consolidated balance sheet as of December 31, 2001 but are described in note 3 to the consolidated financial statements.

The following schedule summarizes all of our contractual obligations by period as of December 31, 2001 (in thousands):

		Less than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$11,787	$1,274	$9,475	$885	$153
Capital lease obligations	3,798	1,626	1,873	227	72
Operating leases	50,123	9,696	16,965	11,631	11,831
Construction in progress commitments	1,630	1,630	—	—	—
Other long-term obligations (2)	7,840	1,706	3,412	2,563	159

Total contractual cash obligations	$75,178	$15,932	$31,725	$15,306	$12,215

(1)	Our long-term debt may increase based on acquisition activity expected to occur in the future. We may use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.

(2)	Other long-term obligations consist of purchase price commitments that are contingent upon a final implementation of rates proposed by DHHS as discussed above. These long-term obligations may increase based on acquisition activity expected to occur in the future. If no definitive implementation is announced prior to the scheduled payments, the obligations will be paid as shown in the table. However, the amount and timing of these scheduled payments may change upon final implementation (see note 3 to the consolidated financial statements).

In addition, as of December 31, 2001, we have available on our revolving credit facility $92.7 million for acquisition borrowings. Our credit facility matures on May 5, 2003 and we anticipate renewing our credit facility for an additional three-year term, although discussions with our lenders about the terms of a replacement credit facility will not commence until later in fiscal 2002.

Foregoing any significant adverse impact on our future operating results and assuming that our credit facility is renewed in 2003 for an additional three-year term, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for the next three years to conduct our business and further implement our growth strategy.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We adopted this pronouncement on January 1, 2001, which had no impact on our consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and prohibit the use of the pooling-of-interest method for those business combinations. Furthermore, SFAS No. 141 applies to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” until the adoption of SFAS No. 144 (discussed below). SFAS No. 142 is effective for fiscal years

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. We adopted SFAS No. 141 and the nonamortization provisions of SFAS No. 142 for eight business acquisitions consummated from July 1, 2001 to December 31, 2001.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued in August 2001, supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on a framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted this pronouncement on January 1, 2002, which had no impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2002.

The table below provides information as of December 31, 2001 and 2000 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

							Fair
	Years Ended December 31,						Value at
							December 31,
	2002	2003	2004	2005	2006	2007	2001

Fixed rate	$2,456	$2,014	$1,223	$656	$355	$225	$6,929
Average interest rate	8.23%	8.06%	8.28%	8.25%	8.09%	7.84%

Variable rate	$444	$7,707	$404	$101	$—	$—	$8,656
Average interest rate	5.05%	3.66%	5.04%	4.50%	—	—

							Fair
	Years Ended December 31,						Value at
							December 31,
	2001	2002	2003	2004	2005	2006	2000

Fixed rate	$1,643	$1,643	$1,140	$416	$213	$55	$5,110
Average interest rate	8.30%	8.55%	8.49%	8.59%	9.00%	9.00%

Variable rate	$653	$322	$55,797	$290	$—	$—	$57,062
Average interest rate	8.81%	8.96%	8.69%	9.00%	—	—

The difference in maturities of long-term obligations and overall reduction in total borrowings principally resulted from using our net proceeds of approximately $76.6 million from our public offering in April 2001 to repay outstanding debt under our revolving credit facility, net of new borrowings due to the acquisition of additional surgery centers. The average interest rates on these borrowings at December 31, 2001 decreased as compared to December 31, 2000 due to lower borrowing levels and an overall decrease in market rates.

Item 8.   Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, AmSurg Corp. changed its method of accounting for pre-opening costs in 1999.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 15, 2002

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Consolidated Balance Sheets
December 31, 2001 and 2000
(Dollars in thousands)

	2001	2000

Assets

Current assets:
Cash and cash equivalents	$11,074	$7,688
Accounts receivable, net of allowance of $3,475 and $2,506, respectively	28,069	24,468
Supplies inventory	3,298	2,645
Deferred income taxes (note 9)	537	636
Prepaid and other current assets	5,030	2,091

Total current assets	48,008	37,528

Long-term receivables and deposits (note 3)	3,069	1,861
Property and equipment, net (notes 4, 6 and 7)	42,134	39,855
Intangible assets, net (notes 3 and 5)	148,172	111,408

Total assets	$241,383	$190,652

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (note 6)	$2,900	$2,296
Accounts payable	4,348	2,234
Accrued salaries and benefits	4,395	2,759
Other accrued liabilities	1,456	2,632
Current income taxes payable	—	1,018

Total current liabilities	13,099	10,939

Long-term debt (note 6)	12,685	59,876
Notes payable and other long-term obligations (note 3)	—	11,956
Deferred income taxes (note 9)	4,983	3,673
Minority interest	25,047	21,063
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,116,892 and 14,738,787 shares outstanding, respectively (note 8)	151,812	64,293
Retained earnings	33,757	18,852

Total shareholders’ equity	185,569	83,145

Commitments and contingencies (notes 3, 4, 7, 10 and 12)

Total liabilities and shareholders’ equity	$241,383	$190,652

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Consolidated Statements of Earnings
December 31, 2001, 2000 and 1999
(In thousands, except earnings per share)

	2001	2000	1999

Revenues (note 2)	$202,312	$143,261	$101,446

Operating expenses:
Salaries and benefits (note 10)	54,190	39,770	27,895
Supply cost	23,835	16,598	11,491
Other operating expenses (note 10)	42,572	29,445	22,777
Depreciation and amortization	14,426	10,301	7,265

Total operating expenses	135,023	96,114	69,428

Operating income	67,289	47,147	32,018

Minority interest	39,599	27,702	19,431
Interest expense, net of interest income of $216, $230 and $237, respectively	2,844	4,703	1,122

Earnings before income taxes and cumulative effect of an accounting change	24,846	14,742	11,465

Income tax expense (note 9)	9,941	5,676	4,414

Net earnings before cumulative effect of an accounting change	14,905	9,066	7,051

Cumulative effect of a change in the method in which pre-opening costs are recorded	—	—	(126)

Net earnings	$14,905	$9,066	$6,925

Basic earnings per common share (note 8):
Net earnings before cumulative effect of an accounting change	$0.81	$0.62	$0.49
Net earnings	$0.81	$0.62	$0.48

Diluted earnings per common share (note 8):
Net earnings before cumulative effect of an accounting change	$0.78	$0.60	$0.48
Net earnings	$0.78	$0.60	$0.47

Weighted average number of shares and share equivalents outstanding (note 8):
Basic	18,428	14,594	14,429
Diluted	19,021	15,034	14,778

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

				Deferred
	Common Stock			Compensation
			Retained	on Restricted
	Shares	Amount	Earnings	Stock	Total

Balance December 31, 1998	14,320	$61,645	$2,861	$(137)	$64,369
Issuance of common stock in conjunction with acquisitions	9	61	—	—	61
Issuance of common stock	184	1,100	—	—	1,100
Stock options exercised	34	107	—	—	107
Tax benefit related to exercise of stock options	—	9	—	—	9
Net earnings	—	—	6,925	—	6,925
Amortization of deferred compensation on restricted stock	—	—	—	137	137

Balance December 31, 1999	14,547	62,922	9,786	—	72,708
Issuance of common stock	30	172	—	—	172
Stock options exercised	162	695	—	—	695
Tax benefit related to exercise of stock options	—	504	—	—	504
Net earnings	—	—	9,066	—	9,066

Balance December 31, 2000	14,739	64,293	18,852	—	83,145
Issuance of common stock	4,528	76,661	—	—	76,661
Stock options exercised	850	3,264	—	—	3,264
Tax benefit related to exercise of stock options	—	7,594	—	—	7,594
Net earnings	—	—	14,905	—	14,905

Balance December 31, 2001	20,117	$151,812	$33,757	$—	$185,569

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$14,905	$9,066	$6,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	39,599	27,702	19,431
Distributions to minority partners	(38,560)	(27,416)	(16,369)
Depreciation and amortization	14,426	10,301	7,290
Deferred income taxes	1,409	957	760
Amortization of deferred compensation on restricted stock	—	—	137
Cumulative effect of an accounting change	—	—	126
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(782)	(3,141)	(3,223)
Supplies inventory	(22)	(182)	(560)
Prepaid and other current assets	(2,894)	(460)	(216)
Other assets	—	278	103
Accounts payable	1,647	56	720
Accrued expenses and other liabilities	7,445	1,447	1,677
Other, net	128	(115)	(33)

Net cash flows provided by operating activities	37,301	18,493	16,768

Cash flows from investing activities:
Acquisition of interest in surgery centers	(57,589)	(30,714)	(26,644)
Acquisition of property and equipment	(7,007)	(13,457)	(4,081)
(Increase) decrease in long-term receivables	(89)	167	(1,842)

Net cash flows used in investing activities	(64,685)	(44,004)	(32,567)

Cash flows from financing activities:
Repayment of notes payable	—	—	(2,385)
Proceeds from long-term borrowings	44,861	37,345	38,060
Repayment on long-term borrowings	(96,805)	(14,145)	(17,063)
Net proceeds from issuance of common stock	79,925	695	107
Proceeds from capital contributions by minority partners	2,807	704	533
Financing cost incurred	(18)	(923)	—

Net cash flows provided by financing activities	30,770	23,676	19,252

Net increase (decrease) in cash and cash equivalents	3,386	(1,835)	3,453
Cash and cash equivalents, beginning of year	7,688	9,523	6,070

Cash and cash equivalents, end of year	$11,074	$7,688	$9,523

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

a.   Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily between 51% and 67%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the partnership or LLC. The limited partner or minority member responsibilities are to supervise the delivery of medical services with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or incurring debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

The Company operates in one reportable business segment, the ownership and operation of ambulatory surgery centers.

b.   Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities of less than three months when purchased.

c.   Supplies Inventory

Supplies inventory consists of medical and drug supplies and is recorded at cost on a first-in, first-out basis.

d.   Prepaid and Other Current Assets

Prepaid and other current assets are comprised of prepaid expenses and other receivables.

e.   Property and Equipment

Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation for buildings and improvements is recognized under the straight-line method over 20 years, or for leasehold improvements, over the remaining term of the lease plus renewal options. Depreciation for movable equipment is recognized over useful lives of three to ten years.

f.   Intangible Assets

Goodwill

Goodwill is amortized over 25 years. The Company has consistently assessed impairment of goodwill and other long-lived assets in accordance with criteria consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Whenever events or changes in circumstances indicate that the carrying amount of long-term assets may not be recoverable, management assesses whether or not an impairment loss should be recorded by comparing estimated undiscounted future cash flows with the assets’ carrying amount at the partnership level. If the assets’ carrying amount is in excess of the estimated undiscounted future cash flows, an impairment loss is recognized as the excess of the carrying amount over estimated future cash flows discounted at an applicable rate.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 121 until the adoption of SFAS No. 144 (discussed below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement. As required, the Company adopted SFAS No. 141 and the nonamortization provisions of SFAS No. 142 for eight business acquisitions consummated from July 1, 2001 to December 31, 2001.

The Company will fully adopt SFAS No. 142 on January 1, 2002, including the transitional impairment test as required by this standard. Upon adoption, SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company does not expect the adoption of SFAS No. 142 and completion of the transitional impairment test to have a material impact on its financial position or results of operations.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs of the Company and the entities included in the Company’s consolidated financial statements and non-compete agreements, which are amortized over the term of the related debt and the contractual term (five years) of the non-compete agreements, respectively.

Deferred Pre-opening Costs and Cumulative Effect of an Accounting Change

Prior to January 1, 1999, deferred pre-opening costs, which consist of costs incurred for surgery centers while under development, had been amortized over one year, starting upon the commencement date of operations. In 1999, the Company adopted a Statement of Position (“SOP”) No. 98-5, “Reporting on the Costs of Start-Up Activities,” which requires that pre-opening costs be expensed as incurred and that upon adoption all unamortized deferred pre-opening costs be expensed as a cumulative effect of a change in accounting principle. Accordingly, as of January 1, 1999, the Company expensed $126,000, net of minority interest and income taxes, as a cumulative effect of an accounting change. The impact of the accounting change on the Company’s results of operations in 1999 was not material.

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

h.   Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the combined weighted average number of common shares while diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

i.   Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company also provides disclosure in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” to reflect the pro forma earnings per share as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period (see note 8(d)).

j.   Fair Value of Financial Instruments

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost which approximates fair value. Management believes that the carrying amounts of long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

k.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2001 and 2000, reflect allowances for contractual adjustments and bad debt expense of $28,544,000 and $19,265,000, respectively.

l.   Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted this pronouncement on January 1, 2001, which had no impact on the Company’s consolidated financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued in August 2001, supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on a framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted this pronouncement on January 1, 2002. Management believes the adoption of this standard will have no impact on the Company’s consolidated financial statements.

m.   Reclassifications

Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

2.   Revenue Recognition

Center revenues consist of the billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third party payor. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services which are billed separately by the physicians to the patient or third party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third party medical service payors including Medicare and Medicaid (see note 1 (k)). During the years ended December 31, 2001, 2000 and 1999, approximately 38%, 37% and 38%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

3.   Acquisitions and Dispositions

a.   Acquisitions

The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in fifteen, nine and ten practice-based surgery centers during 2001, 2000 and 1999, respectively. Consideration paid for the acquired interests consisted of cash, common stock and notes payable at rates ranging from 9.0% to 9.5%, due within 30 days from issuance. Total acquisition price and cost in 2001, 2000 and 1999 was $47,113,000, $41,563,000 and $29,417,000, respectively, of which the Company assigned $43,929,000, $38,149,000 and $27,403,000, respectively, to goodwill. The goodwill is expected to be fully deductible for tax purposes. At December 31, 2000, the Company had outstanding obligations associated with recent acquisitions of $10,479,000 in the form of a combination of notes payable and other obligations. All such amounts due as of December 31, 2000 were funded in January 2001 through long-term borrowings. All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

As of December 31, 2001, in conjunction with acquisitions from 1998 to 2001, the Company has contingent purchase price obligations dependent upon a final implementation by the Department of Health and Human Services (“DHHS”) of their proposed rule to update the ratesetting methodology, payment rates, payment policies and list of covered surgical procedures for ambulatory surgery centers as reimbursed by Medicare. As of December 31, 2001, the maximum aggregate contingent purchase price that the Company would pay, assuming the proposed rule is either delayed indefinitely or not implemented, is $7,840,000. Until a more definitive resolution is announced or determined, the Company will make bi-annual installment payments of such amounts through 2007 and capitalize the payments as goodwill. However, the amount and timing of these scheduled payments may change upon final implementation of proposed reimbursement rates. These contingent liabilities are not reflected as liabilities in the Company’s consolidated balance sheet as of December 31, 2001.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

b.   Pro Forma Information

The unaudited consolidated pro forma results for the years ended December 31, 2001 and 2000, assuming all 2001 and 2000 acquisitions had been consummated on January 1, 2000, are as follows (in thousands, except per share data):

	2001	2000

Revenues	$216,385	$188,640
Net earnings	15,668	10,348
Earnings per common share:
Basic	$0.85	$0.71
Diluted	0.82	0.69
Weighted average number of shares and share equivalents:
Basic	18,428	14,594
Diluted	19,021	15,034

c.   Dispositions

In three separate transactions in 2001, the Company sold all or a portion of its interests in three surgery centers. Combined proceeds of these sales approximated the book value of the assets sold and included notes receivable totaling $1,119,000, bearing interest at 7.0%, secured by the assets of a surgery center and certain personal guarantees by the buyers and due in installments through 2005.

4.   Property and Equipment

Property and equipment at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Land and improvements	$99	$99
Building and improvements	25,315	23,601
Movable equipment	43,522	34,659
Construction in progress	574	1,460

	69,510	59,819

Less accumulated depreciation and amortization	27,376	19,964

Property and equipment, net	$42,134	$39,855

At December 31, 2001, the Company and its partnerships had unfunded construction and equipment purchase commitments for centers under development of approximately $1,630,000 in order to complete construction in progress.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

5.   Intangible Assets

Intangible assets at December 31, 2001 and 2000 consist of the following (in thousands):

	2001	2000

Goodwill, net of accumulated amortization of $17,510 and $12,077, respectively	$146,763	$110,640
Deferred financing cost, net of accumulated amortization of $558 and $256, respectively	459	768
Agreements not to compete, net of accumulated amortization of $50	950	—

Intangible assets, net	$148,172	$111,408

6.   Long-term Debt

Long-term debt at December 31, 2001 and 2000 is comprised of the following (in thousands):

	2001	2000

$100,000,000 credit agreement at prime or LIBOR plus a spread of 1.5% to 3.0% (average rate of 3.9% at December 31, 2001), due May 2003	$7,300	$55,500
Other debt at an average rate of 7.3%, due through September 2007	4,487	3,872
Capitalized lease arrangements at an average rate of 8.2%, due through September 2007 (see note 7)	3,798	2,800

	15,585	62,172

Less current portion	2,900	2,296

Long-term debt	$12,685	$59,876

The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement, as most recently amended on May 5, 2000, permits the Company to borrow up to $100,000,000 to finance the Company’s acquisition and development projects at prime rate or LIBOR plus a spread of 1.5% to 3.0% or a combination thereof, provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 2001.

Certain partnerships and LLCs included in the Company’s consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $6,173,000. The Company and the partners or members have guaranteed payment of the loans in proportion to the relative partnership interests.

Principal payments required on long-term debt in the five years subsequent to December 31, 2001 and thereafter are $2,900,000, $9,721,000, $1,627,000, $757,000, $355,000 and $225,000, respectively.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

7.   Leases

The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2014. Future minimum lease payments at December 31, 2001 are as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2002	$1,873	$9,696
2003	1,369	8,995
2004	676	7,970
2005	157	6,799
2006	99	4,832
Thereafter	74	11,831

Total minimum rentals	4,248	$50,123

Less amounts representing interest at rates ranging from 5.3% to 9.5%	450

Capital lease obligations	$3,798

At December 31, 2001, equipment with a cost of approximately $6,383,000 and accumulated amortization of approximately $2,083,000 was held under capital lease. The Company and the partners have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $9,757,000, $7,126,000 and $5,314,000, respectively (see note 10).

8.   Shareholders’ Equity

a.   Common Stock

In April 2001, the Company completed a public offering of 4,526,000 shares of Class A Common Stock, for net proceeds of approximately $76,600,000 to the Company. Net proceeds from the offering were used to repay borrowings under the Company’s revolving credit facility.

In July 2001, after receiving shareholder approval, the Company reclassified its Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio, resulting in no increase in the Company’s total number of shares or book value of common stock outstanding.

b.   Shareholder Rights Plan

In 1999, the Company’s Board of Directors adopted a shareholder rights plan and declared a distribution of one stock purchase right for each outstanding share of the Company’s common stock to shareholders of record on December 16, 1999 and for each share of common stock issued thereafter. Each right initially entitles its holder to purchase one one-hundredth of a share of Series C Junior Participating Preferred Stock, at $48, subject to adjustment. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company’s outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s assets or earning power. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions triggered the exercisability of the rights), under specified circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. The rights expire on December 2, 2009.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2001:
Basic earnings per share:
Net earnings	$14,905	18,428	$0.81
Effect of dilutive securities options	—	593

Diluted earnings per share:
Net earnings	$14,905	19,021	$0.78

For the year ended December 31, 2000:
Basic earnings per share:
Net earnings	$9,066	14,594	$0.62
Effect of dilutive securities options	—	440

Diluted earnings per share:
Net earnings	$9,066	15,034	$0.60

For the year ended December 31, 1999:
Basic earnings per share:
Net earnings	$6,925	14,429	$0.48
Effect of dilutive securities options	—	349

Diluted earnings per share:
Net earnings	$6,925	14,778	$0.47

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

d.   Stock Options

     The Company has two stock option plans under which it has granted non-qualified options to purchase shares of common stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2001, 1,653,762 shares were authorized for grant under the two stock option plans and 415,084 shares were available for future option grants. Stock option activity for the three years ended December 31, 2001 is summarized below:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 1998	1,344,494	$4.37
Options granted	362,961	7.41
Options exercised	(33,562)	3.20
Options terminated	(38,089)	7.41

Outstanding at December 31, 1999	1,635,804	5.00
Options granted	377,059	6.82
Options exercised	(161,930)	4.29
Options terminated	(25,054)	7.62

Outstanding at December 31, 2000	1,825,879	5.40
Options granted	793,759	23.90
Options exercised	(849,915)	3.84
Options terminated	(115,961)	14.91

Outstanding at December 31, 2001	1,653,762	$14.41

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$ 0.75 - $ 6.00	235,536	4.3	$4.69	215,123	$4.61
6.01 - 12.00	674,320	7.0	7.53	348,128	7.76
12.01 - 18.00	14,999	9.1	17.11	1,668	14.94
18.01 - 24.00	303,332	9.8	22.13	53,250	22.04
24.01 - 29.00	425,575	9.2	25.12	72,396	24.88

$0.75 - $29.00	1,653,762	7.7	$14.41	690,565	$9.69

The Company accounts for its stock options issued to employees and outside directors pursuant to ABP. No. 25. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in 2001, 2002 and 1999 were $15.23, $4.65 and $4.48 per share, respectively. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of seven years and a forfeiture rate of 3% in 2001, 2000 and 1999 and an average risk free interest rate of 4.8%, 6.7% and 5.2% in 2001, 2000 and 1999, respectively. The Company also assumed a volatility rate of 66%,

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to Consolidated Financial Statements — (continued)

70% and 60% in 2001, 2000 and 1999, respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the years ended December 31, 2001, 2000 and 1999, net earnings and net earnings per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	2001	2000	1999

Net earnings available to common shareholders:
As reported	$14,905	$9,066	$6,925
Pro forma	10,667	8,107	6,091
Basic earnings per share available to common shareholders:
As reported	$0.81	$0.62	$0.48
Pro forma	0.58	0.56	0.42
Diluted earnings per share available to common shareholders:
As reported	$0.78	$0.60	$0.47
Pro forma	0.56	0.54	0.41

9.   Income Taxes

Total income tax expense for the years ended December 31, 2001, 2000 and 1999 was allocated as follows (in thousands):

	2001	2000	1999

Income from operations	$9,941	$5,676	$4,414
Cumulative effect of a change in the method in which pre-opening costs are recorded	—	—	(84)
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(7,594)	(504)	(9)

Total income tax expense	$2,347	$5,172	$4,321

Income tax expense from operations for the years ended December 31, 2001, 2000 and 1999 is comprised of the following (in thousands):

	2001	2000	1999

Current:
Federal	$6,848	$3,907	$3,010
State	1,684	812	560
Deferred	1,409	957	844

Income tax expense	$9,941	$5,676	$4,414

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to Consolidated Financial Statements — (continued)

Income tax expense from operations for the years ended December 31, 2001, 2000 and 1999 differed from the amount computed by applying the U.S. Federal income tax rate of 35%, 34% and 34%, respectively, to earnings before income taxes as a result of the following (in thousands):

	2001	2000	1999

Statutory Federal income tax	$8,696	$5,012	$3,898
State income taxes, net of Federal income tax benefit	1,066	662	515
Increase (decrease) in valuation allowance	58	(9)	(8)
Adjustment to beginning-of-the-year net deferred tax liability to reflect 35% U.S. Federal income tax rate	73	—	—
Other	48	11	9

Income tax expense	$9,941	$5,676	$4,414

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred tax assets:
Allowance for uncollectible accounts	$546	$476
State net operating losses	65	7
Accrued liabilities and other	120	227

Gross deferred tax assets	731	710
Valuation allowance	(65)	(7)

Net deferred tax assets	666	703

Deferred tax liabilities:
Property and equipment, principally due to difference in depreciation	133	275
Goodwill, principally due to differences in amortization	4,850	3,398
Prepaid expenses	129	67

Gross deferred tax liabilities	5,112	3,740

Net deferred tax liabilities	$4,446	$3,037

The net deferred tax liability at December 31, 2001 and 2000, is recorded as follows (in thousands):

	2001	2000

Current deferred income tax assets	$537	$636
Noncurrent deferred income tax liability	4,983	3,673

Net deferred tax liability	$4,446	$3,037

The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to Consolidated Financial Statements — (continued)

10.   Related Party Transactions

The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $5,282,000, $3,179,000 and $2,516,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company reimburses certain of its limited partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $21,114,000, $15,660,000 and $10,857,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company believes that the foregoing transactions are in its best interests. It is the Company’s current policy that all transactions by the Company with officers, directors, five percent shareholders and their affiliates will be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties, are reasonably expected to benefit the Company and are approved by a majority of the disinterested independent members of the Company’s Board of Directors.

11.   Employee Benefit Programs

As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. The Plan is a defined contribution plan covering substantially all employees of AmSurg Corp. and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2001, 2000 and 1999 were approximately $81,000, $76,000 and $60,000, respectively, and vest incrementally over four years.

As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. The Plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. The cost of the Plan for the years ended December 31, 2001 and 2000, was approximately $129,000 and $46,000, respectively.

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

In the event of a change in current law which would prohibit the physicians’ current form of ownership in the partnerships or LLCs, the Company is obligated to purchase the physicians’ interests in the partnerships or LLCs. The purchase price to be paid in such event is generally the greater of the physicians’ capital account or a multiple of earnings.

Item 8.   Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to Consolidated Financial Statements — (continued)

13.   Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

	2001	2000	1999

Cash paid during the year for:
Interest	$3,171	$4,507	$1,139
Income taxes, net of refunds	3,350	3,376	3,475

Noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	1,440	1,967	1,202
Notes received for sale of a partnership interest	1,119	—	245
Conversion of a note to partnership interest	—	—	2,047
Effect of acquisitions:
Assets acquired, net of cash	50,296	45,090	31,864
Liabilities assumed	(3,183)	(4,008)	(2,483)
Issuance of common stock	—	(50)	(1,099)
Notes payable and other obligations	10,476	(10,318)	(1,638)

Payment for assets acquired	$57,589	$30,714	$26,644

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2002, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2002, under the caption “Stock Ownership,” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive officers of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2002, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2002, under the caption “Stock Ownership,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2002, under the caption “Stock Ownership,” is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements: See Item 8 herein.

(2)	Financial Statement Schedules:

Independent Auditors’ Report	S-1
Schedule II — Valuation and Qualifying Accounts	S-2

(All other schedules are omitted, because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

(3)	Exhibits: See the exhibit listing set forth below.

(b)  Reports on Form 8-K

AmSurg filed a report on Form 8-K dated October 11, 2001 which included, pursuant to Items 7 and 9, a press release announcing that AmSurg would broadcast its third quarter earnings release conference call live via the internet.

(3)   Exhibits

Exhibit		Description

2.1		Amended and Restated Distribution Agreement (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

2.2		Exchange Agreement (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

2.3		Acquisition Agreement, dated January 31, 2000, by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Physicians Resource Group, Inc. (filed with the Commission on February 15, 2000))

2.4		First Amendment, dated April 28, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit 2.4 of the Annual Report on Form 10-K for the year ended December 31, 2000)

2.5		Second Amendment, dated May 12, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit 2.5 of the Annual Report on Form 10-K for the year ended December 31, 2000)

2.6		Third Amendment, dated May 31, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit 2.6 of the Annual Report on Form 10-K for the year ended December 31, 2000)

2.7		Fourth Amendment, dated December 31, 2000, to the Acquisition Agreement by and among Physicians Resource Group, Inc., AmSurg Corp., and other entities (incorporated by reference to Exhibit 2.7 of the Annual Report on Form 10-K for the year ended December 31, 2000)

2.8		Agreement of Dissolution of Partnership and Asset Purchase, dated January 21, 2000, by and among AmSurg Glendale, Inc., R. Phillip Doss and the limited partners of American Surgery Centers of Glendale, Ltd. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (filed with the Commission on February 7, 2000))

3.1		Second Amended and Restated Charter of AmSurg (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

3.2		Second Amended and Restated Bylaws of AmSurg (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, File No. 333-81880 (filed with the Commission on January 31, 2002))

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg Corp. and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

10.1		Registration Agreement, dated April 2, 1992, as amended November 30, 1992 and November 20, 1996, among AmSurg and certain named investors therein (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

(3)   Exhibits

Exhibit		Description

10.3		Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among the Company, SunTrust Bank, as administrative agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.4		Form of Revolving Credit Note, each dated as of May 5, 2000, by and between AmSurg and the lenders listed on the schedule attached thereto (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2000)

10.5	*	1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.6	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement (filed with the Commission on April 19, 2000))

10.7	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.8	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

10.9	*	Medical Director Agreement dated as of January 1, 1998, between the Company and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.10		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11	*	Supplemental Executive Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2000)

21		Subsidiaries of AmSurg

23		Consent of Independent Auditors

24		Power of Attorney (appears on page 50)

*	Management contract or compensatory plan, contract or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP

March 28, 2002	By:	/s/ Ken P. McDonald

Ken P. McDonald
(President and Chief Executive Officer)

     KNOW ALL MEN BY THESE PRESENTS, each person whose signature appears below hereby constitutes and appoints Ken P. McDonald and Claire M. Gulmi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken P. McDonald	President, Chief Executive Officer and Director	March 28, 2002
(Principal Executive Officer)
Ken P. McDonald

/s/ Claire M. Gulmi	Senior Vice President, Chief Financial Officer	March 28, 2002
and Secretary (Principal Financial and Accounting Officer)
Claire M. Gulmi

/s/ Thomas G. Cigarran	Chairman of the Board	March 28, 2002

Thomas G. Cigarran

/s/ James A. Deal	Director	March 28, 2002

James A. Deal

/s/ Steven I. Geringer	Director	March 28, 2002

Steven I. Geringer

/s/ Debora A. Guthrie	Director	March 28, 2002

Debora A. Guthrie

/s/ Henry D. Herr	Director	March 28, 2002

Henry D. Herr

/s/ Bergein F. Overholt, M.D.	Director	March 28, 2002

Bergein F. Overholt, M.D.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated financial statements of AmSurg Corp. (the “Company”) as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, and have issued our report thereon dated February 15, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 15, 2002

S-1

AmSurg Corp.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other	Deductions	End of
	of Period	Expenses	Accounts (1)	(2)	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:

Year ended December 31, 2001	$2,506	$6,479	$643	$6,153	$3,475

Year ended December 31, 2000	$2,265	$3,629	$333	$3,721	$2,506

Year ended December 31, 1999	$1,937	$3,076	$193	$2,941	$2,265

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Notes to the Consolidated Financial Statements — Note 3.”

(2)	Charge-off against allowance.

S-2