Form 10-Q
period 2002-03-31
AMSURG CORP
filed 2002-05-14
CIK 895930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

Yes [X]                                                           No [  ]

     As of May 13, 2002 there were outstanding 20,409,731 shares of the Registrant’s Common Stock, no par value.

i

Part I

Item 1. Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Dollars in thousands)

	2002	2001

Assets

Current assets:
Cash and cash equivalents	$11,121	$11,074
Accounts receivable, net of allowance of $3,813 and $3,475, respectively	28,950	28,069
Supplies inventory	3,176	3,298
Deferred income taxes	537	537
Prepaid and other current assets	4,066	5,030

Total current assets	47,850	48,008
Long-term receivables and deposits	3,118	3,069
Property and equipment, net	41,516	42,134
Intangible assets, net	148,833	148,172

Total assets	$241,317	$241,383

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,786	$2,900
Accounts payable	4,244	4,348
Accrued salaries and benefits	3,568	4,395
Other accrued liabilities	1,877	1,456
Current income taxes payable	308	—

Total current liabilities	12,783	13,099
Long-term debt	4,605	12,685
Deferred income taxes	6,133	4,983
Minority interest	25,281	25,047
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,237,174 and 20,116,892 shares outstanding, respectively	153,386	151,812
Retained earnings	39,129	33,757

Total shareholders’ equity	192,515	185,569

Total liabilities and shareholders’ equity	$241,317	$241,383

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Earnings
(In thousands, except earnings per share)

	Three Months Ended
	March 31,

	2002	2001

Revenues	$58,290	$45,139

Operating expenses:
Salaries and benefits	15,294	12,056
Supply cost	7,155	5,585
Other operating expenses	12,743	9,505
Depreciation and amortization	2,347	3,252

Total operating expenses	37,539	30,398

Operating income	20,751	14,741

Minority interest	11,447	8,545
Interest expense, net of interest income	350	1,721

Earnings before income taxes	8,954	4,475

Income tax expense	3,582	1,790

Net earnings	$5,372	$2,685

Earnings per common share:
Basic	$0.27	$0.18
Diluted	$0.26	$0.17

Weighted average number of shares and share equivalents outstanding:
Basic	20,140	14,750
Diluted	20,503	15,539

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$5,372	$2,685
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	11,447	8,545
Distributions to minority partners	(11,318)	(8,440)
Depreciation and amortization	2,347	3,252
Deferred income taxes	1,150	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(903)	(855)
Supplies inventory	120	97
Prepaid and other current assets	952	(228)
Accounts payable	(104)	569
Accrued expenses and other liabilities	838	(78)
Other, net	33	51

Net cash flows provided by operating activities	9,934	5,598

Cash flows from investing activities:
Acquisition of interest in surgery centers	(753)	(33,236)
Acquisition of property and equipment	(1,655)	(2,614)
Increase in long-term receivables	(49)	(78)

Net cash flows used in investing activities	(2,457)	(35,928)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,800	30,461
Repayment on long-term borrowings	(10,055)	(594)
Net proceeds from issuance of common stock	638	130
Proceeds from capital contributions by minority partners	189	2,451
Financing cost incurred	(2)	—

Net cash flows provided by (used in) financing activities	(7,430)	32,448

Net increase in cash and cash equivalents	47	2,118
Cash and cash equivalents, beginning of period	11,074	7,688

Cash and cash equivalents, end of period	$11,121	$9,806

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements

(1)  Basis of Presentation

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

(2)  Use of Estimates

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2002 and December 31, 2001, reflect allowances for contractual adjustments and bad debt expense of $30.2 million and $28.5 million, respectively.

(3)  Revenue Recognition

Center revenues consist of the billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third-party payor. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2002 and 2001, approximately 39% of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

(4)  Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations accounted for by the purchase method. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 144 (discussed below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which are subject immediately to the nonamortization provisions of this statement.

The Company fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

Goodwill and other intangible assets at March 31, 2002 and December 31, 2001 consist of the following (in thousands):

	March 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$165,063	$17,510	$147,553	$164,273	$17,510	$146,763
Deferred financing cost	1,019	639	380	1,017	558	459
Agreements not to compete	1,000	100	900	1,000	50	950

Total intangible assets	$167,082	$18,249	$148,833	$166,290	$18,118	$148,172

Amortization of intangible assets was $131,000 and $1,399,000 in the three months ended March 31, 2002 and 2001, respectively. Estimated annual amortization of amortizable intangible assets during the next five fiscal years is as follows (in thousands):

Year Ended
December 31,

2002 (remainder)	$393
2003	337
2004	200
2005	200
2006	150

Total estimated amortization of intangible assets	$1,280

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net earnings per share to that which would have resulted had SFAS No. 142 been applied to the three-month period ended March 31, 2001 (in thousands except per share):

Net earnings:
As reported	$2,685
Goodwill amortization, net of income tax expense	789

As adjusted	$3,474

Basic earnings per share:
As reported	$0.18
As adjusted	$0.24

Diluted earnings per share:
As reported	$0.17
As adjusted	$0.22

(5)  Long-term Debt

The Company’s revolving credit facility permits the Company to borrow up to $100.0 million to finance its acquisitions and development projects at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The credit agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. At March 31, 2002, the Company had no borrowings outstanding under its revolving credit facility and was in compliance with all covenants.

(6)  Acquisitions and Other Transactions

In the three months ended March 31, 2002, the Company recorded as goodwill $0.8 million paid for certain contingent purchase prices and acquisition costs associated with centers acquired in prior periods.

(7)  Subsequent Events

In May 2002, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $1.1 million.

(8)  Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued in August 2001, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. The Company adopted this pronouncement on January 1, 2002, which had no impact on its consolidated financial statements.

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

Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the following, as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;
•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;
•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;
•	our ability to generate and manage growth;
•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;
•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;
•	our ability to minimize start-up losses of our development centers;
•	our ability to maintain favorable relations with our physician partners;
•	the implementation of the proposed rule issued by the Department of Health and Human Services, or DHHS, which would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers;
•	risks associated with our status as a general partner of the limited partnerships;
•	our ability to maintain our technological capabilities in compliance with regulatory requirements;
•	risks associated with the valuation and tax deductibility of goodwill; and
•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of March 31, 2002, we owned a majority interest (51% or greater) in 95 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three months ended March 31, 2002 and 2001. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended
	March 31,

	2002	2001

Centers in operation, beginning of the period	95	81
New center acquisitions placed in operation	—	6
New development centers placed in operation	—	—

Centers in operation, end of the period	95	87

Centers under development, end of period	5	4
Development centers awaiting CON approval, end of period	2	1
Average number of centers in operation, during period	95	84
Centers under letter of intent, end of period	4	4

Of the surgery centers in operation as of March 31, 2002, 57 centers perform gastrointestinal endoscopy procedures, 32 centers perform ophthalmology surgery procedures, two centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2002 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of same-center revenue growth of 7% to 9%. In May 2002, we acquired an interest in one additional surgery center.

While we generally own 51% to 67% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

Sources of Revenues

Substantially all of our revenue is derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual allowances from third-party medical service payors.

Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 39% of our revenues in the three months ended March 31, 2002 and 2001, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Critical Accounting Policies

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

Revenue Recognition. Center revenues consist of the billing for the use of the centers’ facilities, or facility fee, directly to the patient or third-party payor. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.

Allowance for contractual adjustments and bad debt expense. Our revenues are recorded net of estimated contractual allowances from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual write-offs are in excess of our estimates, our results of operations may be overstated. At March 31, 2002 and December 31, 2001, net accounts receivable reflected allowances for contractual adjustments and bad debt expense of $30.2 million and $28.5 million, respectively.

Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations accounted for by the purchase method. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 144 (discussed in “ – Recent Accounting Pronouncements”). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

We fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We completed the first step of the transitional goodwill impairment test and have determined that no potential impairment exists. As a result, we recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

Purchase Price Allocation. We allocate the respective purchase price of our acquisitions in accordance with SFAS No. 141. The allocation of purchase price involves first, determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

intangible assets (goodwill). A significant portion of each surgery center’s purchase price has historically been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value which could be attributable to separately identifiable intangible assets. Our resulting goodwill, in accordance with SFAS No. 142 as described above, is no longer amortized, but will be tested for impairment at least annually.

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

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

	2002	2001

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	26.2	26.7
Supply cost	12.3	12.4
Other operating expenses	21.9	21.0
Depreciation and amortization	4.0	7.2

Total operating expenses	64.4	67.3

Operating income	35.6	32.7

Minority interest	19.6	18.9
Interest expense, net of interest income	0.6	3.8

Earnings before income taxes	15.4	10.0

Income tax expense	6.2	4.0

Net earnings	9.2%	6.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Revenues increased $13.2 million, or 29%, to $58.3 million in the three months ended March 31, 2002 from $45.1 million in the 2001 comparable period, primarily due to the following three factors:

•	Eight additional surgery centers in operation at March 31, 2002, primarily resulting from acquisitions, with an average number of centers in operation of 95 throughout the first three months of 2002 compared to 84 in the comparable 2001 period;
•	Same-center procedure growth resulting in 12% revenue growth (79 centers included in the same-center group); and
•	A larger percentage of ophthalmology and orthopedic procedures performed, which have a larger average reimbursement rate per procedure than our average rate experienced in the 2001 period.

The additional surgery centers in operation and same-center procedure growth resulted in a 22% increase in procedure volume in the three months ended March 31, 2002 over the 2001 comparable period. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 27% to $15.3 million in the three months ended March 31, 2002 from $12.1 million in the comparable 2001 period.

Supply cost was $7.2 million in the three months ended March 31, 2002, an increase of $1.6 million, or 28%, over supply cost in the comparable 2001 period. This increase resulted primarily from the additional procedure volume and an increased mix of ophthalmology and orthopedic procedures, which require more costly supplies than gastroenterology procedures, our predominant procedure type.

Other operating expenses increased $3.2 million to $12.7 million, or 34%, in the three months ended March 31, 2002 over the comparable 2001 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense decreased $0.9 million, or 28%, in the three months ended March 31, 2002 over the comparable 2001 period, primarily due to the non-amortization of goodwill starting in 2002 as a result of our adoption of SFAS No. 142. The elimination of goodwill resulted in an overall improved operating income margin of 35.6% in the three months ended March 31, 2002 compared to 32.7% in the comparable period. Although we anticipate experiencing an overall increase in our depreciation expense throughout the remainder of 2002 due to additional surgery centers in operation, depreciation and amortization in the aggregate will be significantly less due to the elimination of goodwill amortization from our results of operations.

We anticipate further increases in operating expenses in 2002 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At March 31, 2002, we had five centers under development and two centers that had been open for less than one year.

Minority interest in earnings in the three months ended March 31, 2002 increased $2.9 million, or 34%, over the comparable 2001 period, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, nearly all of the acquired and developed centers in operation since March 31, 2001 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $1.4 million in the three months ended March 31, 2002, or 80%, from the comparable 2001 period. Prior to April 2001, our debt level had grown to approximately $92.5 million, primarily due to acquisition-related borrowings. However, net proceeds from our public offering in 2001 and operating cash flow have been used to repay a significant portion of our outstanding debt. At March 31, 2002, we had repaid all amounts outstanding under our revolving credit facility; long-term debt consisted primarily of capital leases and other term bank debt of certain of our centers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

We recognized income tax expense of $3.6 million in the three months ended March 31, 2002 compared to $1.8 million in the comparable 2001 period. Our effective tax rate in both periods was 40% of net earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Although the elimination of goodwill amortization, as discussed above, will not have an impact on our income tax expense, a larger portion of our overall income tax expense will be considered deferred income taxes and will result in a continuing increase in our deferred tax liability.

Liquidity and Capital Resources

At March 31, 2002, we had working capital of $35.1 million compared to $30.7 million at March 31, 2001. Operating activities for the three months ended March 31, 2002 generated $9.9 million in cash flow from operations compared to $5.6 million in the comparable 2001 period. The increase in operating cash flow activity resulted primarily from additional net earnings before depreciation and amortization of $1.2 million, the application of $1.3 million in income taxes receivable to current income tax obligations and $0.9 million in tax benefits received from the exercise of employee stock options. Cash and cash equivalents at March 31, 2002 and 2001 were $11.1 million and $9.8 million, respectively.

During the three months ended March 31, 2002, we paid approximately $0.8 million for certain contingent purchase prices and acquisition costs associated with centers acquired in prior periods. In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $1.7 million. Maintenance capital expenditures, including new capital leases, were $1.6 million. We used our cash flow from operations to fund our acquisition and development activity. We also received approximately $0.2 million from capital contributions of our minority partners. At March 31, 2002, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $0.7 million, which we intend to fund through borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During the three months ended March 31, 2002, we received approximately $0.6 million from the exercise of options and issuance of stock under our employee stock option plans.

Our revolving credit facility permits us to borrow up to $100.0 million to finance our acquisition and development projects at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The credit agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The credit agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At March 31, 2002, we had no borrowings outstanding under our revolving credit facility and were in compliance with all covenants. Borrowings under the credit facility are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies. Our credit facility matures on May 5, 2003 and we anticipate renewing our credit facility for an additional three-year term, although discussions with our lenders about the terms of a replacement credit facility will not commence until later in fiscal 2002.

On June 12, 1998, DHHS published a proposed rule that would update the ratesetting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would reduce the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 made three changes affecting DHHS’ ability to implement a revised prospective payment system based on the June 1998 proposed rule. First, DHHS may not implement a revised prospective payment system before January 2002; second, if DHHS implements a new system based on the June 1998 proposed rule, Centers for Medicare and Medicaid Services, or CMS, must phase in the new rates over four years; and third, DHHS must use data based on a new ambulatory surgery center cost survey from 1999 or later in calculating new rates by January 2003. As of March 31, 2002, CMS has not implemented the phase-in of rates, has not issued a new cost survey and has given no public guidance of its intentions.

We estimate that if full implementation of new rates based on the June 1998 proposed rule occurred in 2002, it would adversely affect our annual revenues by 4% based on our historical procedure mix. However, we believe, due to the four year phase-in of such rates, coupled with updated rates based on new cost data to be used in 2003 and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

cost efficiencies we expect to implement at both the center and corporate level, that our financial results will not be materially impacted by implementation of the proposed rule’s rates. There can be no assurance that the implementation of new rates will not adversely impact our financial condition, results of operations and business prospects.

As of March 31, 2002, in conjunction with acquisitions from 1998 through 2001, we have contingent purchase price obligations dependent upon a final implementation of the rates proposed by DHHS. As of March 31, 2002, the maximum aggregate contingent purchase price that we would pay, assuming the proposed rule is either delayed indefinitely or not implemented, is $7.8 million. Until a more definitive resolution is announced or determined, we will make bi-annual installment payments of such amounts through 2007 and capitalize the payments of additional purchase price as goodwill. However, we will be released from all or a portion of these unpaid amounts upon the final implementation of proposed reimbursement rates. We intend to fund these obligations through additional borrowings of long-term debt and/or operating cash flow. These contingent liabilities are not reflected as liabilities in our consolidated balance sheet as of March 31, 2002.

Foregoing any significant adverse impact on our future operating results and assuming that our credit facility is renewed in 2003 for an additional three-year term, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for the next three years to conduct our business and further implement our growth strategy.

Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued in August 2001, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. We adopted this pronouncement on January 1, 2002, which had no impact on our consolidated financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

11 Earnings Per Share

(b)	Reports on Form 8-K

During the quarter ended March 31, 2002, we filed a report on Form 8-K, dated February 8, 2002, to report pursuant to Items 7 and 9 a press release issued on February 7, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP

Date: May 14, 2002	By:	/s/ Claire M. Gulmi

Claire M. Gulmi

Senior Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)