Form 10-Q
period 2002-06-30
AMSURG CORP
filed 2002-08-14
CIK 895930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

Yes   X                     No

     As of August 12, 2002 there were outstanding 20,492,730 shares of the Registrant’s Common Stock, no par value.

i

Part I

Item 1. Financial Statements

AmSurg Corp.

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Dollars in thousands)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$11,774	$11,074
Accounts receivable, net of bad debt allowance of $4,212 and $3,475, respectively	28,760	28,069
Supplies inventory	3,316	3,298
Deferred income taxes	537	537
Prepaid and other current assets	6,063	5,030

Total current assets	50,450	48,008
Long-term receivables and deposits	3,294	3,069
Property and equipment, net	45,314	42,134
Intangible assets, net	160,518	148,172

Total assets	$259,576	$241,383

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$8,585	$2,900
Accounts payable	4,960	4,348
Accrued salaries and benefits	4,012	4,395
Other accrued liabilities	1,417	1,456

Total current liabilities	18,974	13,099
Long-term debt	4,520	12,685
Deferred income taxes	7,333	4,983
Minority interest	26,721	25,047
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,447,413 and 20,116,892 shares outstanding, respectively	157,011	151,812
Retained earnings	45,017	33,757

Total shareholders’ equity	202,028	185,569

Total liabilities and shareholders’ equity	$259,576	$241,383

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.

Consolidated Statements of Earnings
Three Months and Six Months Ended June 30, 2002 and 2001
(In thousands, except earnings per share)

	Three Months Ended		Six Months
	June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	$61,713	$49,474	$120,003	$94,613
Operating expenses:
Salaries and benefits	15,876	13,374	31,170	25,430
Supply cost	7,178	5,519	14,333	11,104
Other operating expenses	13,552	10,367	26,295	19,872
Depreciation and amortization	2,340	3,567	4,687	6,819

Total operating expenses	38,946	32,827	76,485	63,225

Operating income	22,767	16,647	43,518	31,388
Minority interest	12,685	9,876	24,132	18,421
Interest expense, net of interest income	269	589	619	2,310

Earnings before income taxes	9,813	6,182	18,767	10,657
Income tax expense	3,925	2,473	7,507	4,263

Net earnings	$5,888	$3,709	$11,260	$6,394

Earnings per common share:
Basic	$0.29	$0.20	$0.56	$0.38
Diluted	$0.28	$0.19	$0.55	$0.36
Weighted average number of shares and share equivalents outstanding:
Basic	20,375	18,912	20,258	16,831
Diluted	20,766	19,621	20,634	17,580

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001
(In thousands)

	2002	2001

Cash flows from operating activities:
Net earnings	$11,260	$6,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	24,132	18,421
Distributions to minority partners	(23,463)	(18,632)
Depreciation and amortization	4,687	6,819
Deferred income taxes	2,350	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(266)	(378)
Supplies inventory	32	71
Prepaid and other current assets	1,638	180
Accounts payable	554	262
Accrued expenses and other liabilities	(422)	1,297
Other, net	51	92

Net cash flows provided by operating activities	20,553	14,526
Cash flows from investing activities:
Acquisition of interest in surgery centers	(12,901)	(34,528)
Acquisition of property and equipment	(7,414)	(4,332)
Increase in long-term receivables	(225)	(71)

Net cash flows used in investing activities	(20,540)	(38,931)
Cash flows from financing activities:
Proceeds from long-term borrowings	12,519	30,461
Repayment on long-term borrowings	(15,274)	(82,668)
Net proceeds from issuance of common stock	2,525	77,999
Proceeds from capital contributions by minority partners	919	2,593
Financing cost incurred	(2)	(10)

Net cash flows provided by financing activities	687	28,375

Net increase in cash and cash equivalents	700	3,970
Cash and cash equivalents, beginning of period	11,074	7,688

Cash and cash equivalents, end of period	$11,774	$11,658

See accompanying notes to the consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements

(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily between 51% and 67%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the partnership or LLC. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, at June 30, 2002 and December 31, 2001, net accounts receivable reflected allowances for contractual adjustments of $26.2 million and $25.0 million, respectively, and allowance for bad debt expense of $4.2 million and $3.5 million, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the six months ended June 30, 2002 and 2001, approximately 39% and 40%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1. Financial Statements — (continued)

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

The Company fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

Goodwill and other intangible assets at June 30, 2002 and December 31, 2001 consist of the following (in thousands):

		June 30, 2002		December 31, 2001

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$176,879	$17,510	$159,369	$164,273	$17,510	$146,763
Deferred financing cost	1,019	720	299	1,017	558	459
Agreements not to compete	1,000	150	850	1,000	50	950

Total intangible assets	$178,898	$18,380	$160,518	$166,290	$18,118	$148,172

Amortization of intangible assets was $131,000 and $1,536,000 in the three months ended June 30, 2002 and 2001, respectively, and $262,000 and $2,935,000 in the six months ended June 30, 2002 and 2001, respectively. Estimated annual amortization of amortizable intangible assets during the next five fiscal years is as follows (in thousands):

Year Ended
December 31,

2002 (remainder)	$262
2003	337
2004	200
2005	200
2006	150

Total estimated amortization of intangible assets	$1,149

Item 1. Financial Statements — (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net earnings per share to that which would have resulted had SFAS No. 142 been applied to the three-month and six-month periods ending June 30, 2001 (in thousands except per share):

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Net earnings:
As reported	$3,709	$6,394
Goodwill amortization, net of income tax expense	873	1,662

As adjusted	$4,582	$8,056

Basic earnings per share:
As reported	$0.20	$0.38
As adjusted	$0.24	$0.48
Diluted earnings per share:
As reported	$0.19	$0.36
As adjusted	$0.23	$0.46

(5) Long-term Debt

At June 30, 2002, the Company had $6.0 million in borrowings under its revolving credit facility which permits the Company to borrow up to $100.0 million to finance its acquisitions and development projects at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The credit agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. Amounts borrowed under the credit agreement are due in May 2003 and are reflected in current portion of long-term debt. The Company was in compliance with all covenants at June 30, 2002.

(6) Acquisitions and Other Transactions

In the six months ended June 30, 2002, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in two physician practice-based surgery centers.

In May 2002, the Department of Health and Human Services (“DHHS”) listed as a “discontinued action” the June 12, 1998 proposed rule that would update the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would have reduced the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. Though this action has been discontinued, DHHS may propose a new rule at any time that could adversely impact surgery center reimbursement. Upon the announcement of the discontinuance of this proposed rule, the Company paid purchase price commitments of approximately $7.7 million that were contingent on certain outcomes or resolutions of DHHS’s proposed rule. At June 30, 2002, the Company had no contingent purchase price obligations.

In the six months ended June 30, 2002, the aggregate amount paid for acquisition transactions, including contingent purchase price obligations, was approximately $12.9 million, to which the Company assigned approximately $12.6 million to goodwill.

(7) Subsequent Events

In July 2002, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in two physician practice-based surgery centers for approximately $11.8 million.

Item 1. Financial Statements — (continued)

(8) Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued in August 2001, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. The Company adopted this pronouncement on January 1, 2002, which had no impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than those relating to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described below, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the following, as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to generate and manage growth;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;

•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;

•	our ability to minimize start-up losses of our development centers;

•	our ability to maintain favorable relations with our physician partners;

•	updates by the Department of Health and Human Services, or DHHS, to the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers;

•	risks associated with our status as a general partner of the limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of June 30, 2002, we owned a majority interest (51% or greater) in 97 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent during the three and six months ended June 30, 2002 and 2001. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Centers in operation, beginning of the period	95	87	95	81
New center acquisitions placed in operation	2	1	2	7
New development centers placed in operation	—	1	—	1

Centers in operation, end of the period	97	89	97	89

Centers under development, end of period	5	3	5	3
Development centers awaiting CON approval, end of period	3	1	3	1
Average number of centers in operation, during period	96	88	95	86
Centers under letter of intent, end of period	8	6	8	6

Of the surgery centers in operation as of June 30, 2002, 58 centers perform gastrointestinal endoscopy procedures, 33 centers perform ophthalmology surgery procedures, two centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2002 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of same-center revenue growth of 7% to 9% for the remaining two quarters of 2002. In July 2002, we acquired interests in two additional surgery centers.

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

Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 39% and 40% of our revenues in the six months ended June 30, 2002 and 2001, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

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

Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg Corp. and our subsidiaries and the majority owned limited partnerships and limited liability companies in which we are the general partner or member. Consolidation of such partnerships and limited liability companies is necessary as we have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the partnership or limited liability company. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

We operate in one reportable business segment, the ownership and operation of ambulatory surgery centers.

Revenue Recognition. Center revenues consist of the billing for the use of the centers’ facilities, or facility fees, directly to the patient or third-party payor. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.

Allowance for contractual adjustments and bad debt expense. Our revenues are recorded net of estimated contractual allowances from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual write-offs are in excess of our estimates, our results of operations may be overstated. At June 30, 2002 and December 31, 2001, net accounts receivable reflected allowances for contractual adjustments of $26.2 million and $25.0 million, respectively, and allowance for bad debt expense of $4.2 million and $3.5 million, respectively.

Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 apply to all business combinations accounted for by the purchase method. SFAS No. 142 requires, that upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 144 (discussed in “ — Recent Accounting Pronouncements”). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

We fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We completed the first step of the transitional goodwill impairment test and have determined that no potential impairment exists. As a result, we have recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

Purchase Prices Allocation. We allocate the respective purchase price of our acquisitions in accordance with SFAS No. 141. The allocation of purchase price involves first, determining the fair value of net tangible and identifiable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable intangible assets (goodwill). A significant portion of each surgery center’s purchase price has historically been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value which could be attributable to separately identifiable intangible assets. Our resulting goodwill, in accordance with SFAS No. 142 as described above, is no longer amortized, but will be tested for impairment at least annually.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is directly impacted by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center.

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

Surgery center profits are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.

We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	25.7	27.0	26.0	26.9
Supply cost	11.6	11.2	11.9	11.7
Other operating expenses	22.0	21.0	21.9	21.0
Depreciation and amortization	3.8	7.2	3.9	7.2

Total operating expenses	63.1	66.4	63.7	66.8

Operating income	36.9	33.6	36.3	33.2
Minority interest	20.6	19.9	20.1	19.5
Interest expense, net of interest income	0.4	1.2	0.5	2.4

Earnings before income taxes	15.9	12.5	15.7	11.3
Income tax expense	6.4	5.0	6.3	4.5

Net earnings	9.5%	7.5%	9.4%	6.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Revenues increased $12.2 million and $25.4 million, or 25% and 27%, to $61.7 million and $120.0 million in the three and six months ended June 30, 2002, respectively, from $49.5 million and $94.6 million in the 2001 comparable periods, respectively, primarily due to the following three factors:

•	Eight additional surgery centers in operation at June 30, 2002, primarily resulting from acquisitions, with an average number of centers in operation of 96 and 95 throughout the three and six months 2002, respectively, compared to 88 and 86 in the comparable 2001 periods, respectively;

•	Same-center procedure growth resulting in 13% revenue growth in the three and six months ended June 30, 2002 (79 centers included in the same-center group); and

•	A 3% and 5% increase in the average revenue per procedure in the three and six months ended June 30, 2002, respectively, over the comparable 2001 periods.

Due to additional centers in operation and same-center procedure growth, procedure volume grew 21% to 115,890 and 224,442 in the three and six months ended June 30, 2002, respectively, over the comparable 2001 periods. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 19% and 22% to $15.9 and $31.2 million in the three and six months ended June 30, 2002, respectively, from $13.4 million and $25.4 million in the comparable 2001 periods, respectively.

Supply cost was $7.2 million and $14.3 million in the three and six months ended June 30, 2002, respectively, an increase of $1.7 million and $3.2 million, or 30% and 29%, respectively, over supply cost in the comparable 2001 periods. This increase resulted primarily from the additional procedure volume.

Other operating expenses increased $3.2 million to $13.6 million, or 31%, in the three months ended June 30, 2002 over the comparable 2001 period and $6.4 million to $26.3 million, or 32%, in the six months ended June 30, 2002 over the comparable 2001 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense decreased $1.2 million and $2.1 million, or 34% and 31%, in the three and six months ended June 30, 2002, respectively, over the comparable 2001 periods, primarily due to the non-amortization of goodwill starting in 2002 as a result of our adoption of SFAS No. 142 (see note 4 to the consolidated financial statements). The elimination of goodwill amortization was the primary reason for an overall improved operating income margin of 36.9% and 36.3% in the three and six months ended June 30, 2002, respectively, compared to 33.6% and 33.2% in the comparable periods, respectively. Although we anticipate experiencing an overall increase in our depreciation expense throughout the remainder of 2002 due to additional surgery centers in operation, depreciation and amortization in the aggregate will be significantly less due to the elimination of goodwill amortization from our results of operations.

We anticipate further increases in operating expenses in 2002 primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At June 30, 2002, we had five centers under development and one center that had been open for less than one year.

Minority interest in earnings in the three and six months ended June 30, 2002 increased $2.8 million and $5.7 million, or 28% and 31%, respectively, over the comparable 2001 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, nearly all of the acquired and developed centers in operation since March 31, 2001 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $0.3 million and $1.7 million, or 54% and 73%, in the three and six months ended June 30, 2002, respectively, from the comparable 2001 periods. Prior to April 2001, our debt level had grown to approximately $92.5 million, primarily due to acquisition-related borrowings. Net proceeds from our public

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

offering in April 2001 and operating cash flow have been used to repay a significant portion of our outstanding debt. We have also experienced lower average interest rates in 2002 compared to 2001.

We recognized income tax expense of $3.9 million and $7.5 million in the three and six months ended June 30, 2002, respectively, compared to $2.5 million and $4.3 million in the comparable 2001 periods. Our effective tax rate in all periods was 40% of net earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Although the elimination of goodwill amortization, as discussed above, will not have an impact on our income tax expense, a larger portion of our overall income tax expense will be considered deferred income taxes and will result in a continuing increase in our deferred tax liability due to the deductibility of goodwill amortization for tax purposes.

Liquidity and Capital Resources

At June 30, 2002, we had working capital of $31.5 million compared to $32.0 million at June 30, 2001. Operating activities for the six months ended June 30, 2002 generated $20.6 million in cash flow from operations compared to $14.5 million in the comparable 2001 period. The increase in operating cash flow activity resulted primarily from additional net earnings before depreciation and amortization and deferred income taxes of $5.1 million and $1.3 million in additional tax benefits received from the exercise of employee stock options. Cash and cash equivalents at June 30, 2002 and 2001 were $11.8 million and $11.7 million, respectively.

During the six months ended June 30, 2002, we used approximately $12.9 million to acquire interests in practice-based ambulatory surgery centers and pay contingent purchase price obligations as a result of the discontinuance of a proposed rule by DHHS (see below). In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $7.4 million, which included the purchase of the land and building of a surgery center property previously leased. Maintenance capital expenditures, including new capital leases, were $4.1 million. Cash flows from operations were used to fund our acquisition and development activity. We received approximately $0.9 million from capital contributions of our minority partners. At June 30, 2002, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $1.2 million, which we intend to fund through borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During the six months ended June 30, 2002, we received approximately $2.5 million from the exercise of options and issuance of stock under our employee stock option plans. Also during the six months ended June 30, 2002, we paid net borrowings of $2.8 million.

Our revolving credit facility permits us to borrow up to $100.0 million to finance our acquisition and development projects at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The credit agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The credit agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At June 30, 2002, we had $6.0 million outstanding under our revolving credit facility and were in compliance with all covenants. Borrowings under the credit facility are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies. Our credit facility matures on May 5, 2003 and we anticipate renewing our credit facility for an additional three-year term, although discussions with our lenders about the terms of a replacement credit facility will not commence until later in fiscal 2002.

In May 2002, DHHS listed as a “discontinued action” the June 12, 1998 proposed rule that would update the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would have reduced the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at our centers. Although this action has been discontinued, DHHS may propose a new rule at any time that could adversely impact surgery center reimbursement.

Upon the announcement of the discontinuance of this proposed rule, we paid purchase price commitments of approximately $7.7 million that were contingent on certain outcomes or resolutions of DHHS’s proposed rule. At June 30, 2002, we had no contingent purchase price obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Foregoing any significant adverse impact on our future operating results and assuming that our credit facility is renewed in 2003 for an additional three-year term, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for at least the next three years to conduct our business and further implement our growth strategy.

Recent Accounting Pronouncements

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” issued in August 2001, supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement retains certain requirements of SFAS No. 121 relating to the recognition and measurement of impairment of long-lived assets to be held and used. Additionally, this statement results in one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and also addresses certain implementation issues related to SFAS No. 121, including the removal of goodwill from its scope due to the issuance of SFAS No. 142. We adopted this pronouncement on January 1, 2002, which had no impact on our consolidated financial statements.

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

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Shareholders held on May 17, 2002, the following members were elected to the Board of Directors by the vote set forth below:

	Votes	Votes
	For	Withheld

Henry D. Herr, Class II Director	17,347,157	644,729
Ken P. McDonald, Class II Director	17,374,350	617,536

     Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes
	For	Against	Withheld

Approval of amendment to our 1997 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan from 2,290,000 to 3,290,000	9,095,383	8,871,160	25,343

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	11	Earnings Per Share

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended June 30, 2002, we filed a report on Form 8-K, dated April 16, 2002, to report pursuant to Items 7 and 9 a press release issued on April 16, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 13, 2002	By:	/s/ Claire M. Gulmi Claire M. Gulmi

Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)