Form 10-Q
period 2002-09-30
AMSURG CORP
filed 2002-11-13
CIK 895930

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

     Yes [X]                            No [   ]

     As of November 13, 2002 there were outstanding 20,545,229 shares of the Registrant’s Common Stock, no par value.

i

Part I

Item 1.    Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
September 30, 2002 (Unaudited) and December 31, 2001
(Dollars in thousands)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$13,533	$11,074
Accounts receivable, net of bad debt allowance of $3,879 and $3,475, respectively	29,284	28,069
Supplies inventory	3,488	3,298
Deferred income taxes	537	537
Prepaid and other current assets	3,080	5,030

Total current assets	49,922	48,008
Long-term receivables and deposits	3,174	3,069
Property and equipment, net	46,806	42,134
Intangible assets, net	173,268	148,172

Total assets	$273,170	$241,383

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,041	$2,900
Accounts payable	5,063	4,348
Accrued salaries and benefits	5,148	4,395
Other accrued liabilities	1,525	1,456
Current income taxes payable	69	—

Total current liabilities	22,846	13,099
Long-term debt	4,285	12,685
Deferred income taxes	8,403	4,983
Minority interest	27,904	25,047
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,538,540 and 20,116,892 shares outstanding, respectively	158,494	151,812
Retained earnings	51,238	33,757

Total shareholders’ equity	209,732	185,569

Total liabilities and shareholders’ equity	$273,170	$241,383

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Earnings (Unaudited)
Three Months and Nine Months Ended September 30, 2002 and 2001
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$63,280	$51,582	$183,283	$146,195
Operating expenses:
Salaries and benefits	16,685	14,047	47,855	39,477
Supply cost	7,411	5,974	21,744	17,078
Other operating expenses	12,842	10,963	39,137	30,835
Depreciation and amortization	2,563	3,639	7,250	10,458

Total operating expenses	39,501	34,623	115,986	97,848

Operating income	23,779	16,959	67,297	48,347
Minority interest	13,093	9,971	37,225	28,392
Interest expense, net of interest income	317	410	936	2,720

Earnings before income taxes	10,369	6,578	29,136	17,235
Income tax expense	4,148	2,634	11,655	6,897

Net earnings	$6,221	$3,944	$17,481	$10,338

Earnings per common share:
Basic	$0.30	$0.20	$0.86	$0.58
Diluted	$0.30	$0.19	$0.84	$0.56
Weighted average number of shares and share equivalents outstanding:
Basic	20,498	19,971	20,338	17,878
Diluted	20,828	20,428	20,699	18,529

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2002 and 2001
(In thousands)

	2002	2001

Cash flows from operating activities:
Net earnings	$17,481	$10,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	37,225	28,392
Distributions to minority partners	(36,221)	(28,576)
Depreciation and amortization	7,250	10,458
Deferred income taxes	3,420	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(491)	(1,550)
Supplies inventory	31	(35)
Prepaid and other current assets	2,355	167
Accounts payable	579	1,451
Accrued expenses and other liabilities	4,406	4,993
Other, net	306	43

Net cash flows provided by operating activities	36,341	25,681
Cash flows from investing activities:
Acquisition of interest in surgery centers	(25,743)	(44,779)
Acquisition of property and equipment	(11,265)	(5,883)
Increase in long-term receivables	(105)	(99)

Net cash flows used in investing activities	(37,113)	(50,761)
Cash flows from financing activities:
Proceeds from long-term borrowings	24,591	35,761
Repayment on long-term borrowings	(25,536)	(89,768)
Net proceeds from issuance of common stock	3,167	79,551
Proceeds from capital contributions by minority partners	1,018	2,685
Financing cost incurred	(9)	(14)

Net cash flows provided by financing activities	3,231	28,215

Net increase in cash and cash equivalents	2,459	3,135
Cash and cash equivalents, beginning of period	11,074	7,688

Cash and cash equivalents, end of period	$13,533	$10,823

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, at September 30, 2002 and December 31, 2001, net accounts receivable reflected allowances for contractual adjustments of $25.7 million and $25.0 million, respectively, and allowance for bad debt expense of $3.9 million and $3.5 million, respectively.

(3)  Revenue Recognition

Center revenues consist of the billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third-party payor, and in limited instances, billing for anesthesia services. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the nine months ended September 30, 2002 and 2001, approximately 40% of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1.   Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

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

The Company fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management has determined that the company has one operating as well as one reportable segment. The Company’s centers each qualify as components of that operating segment which management has concluded have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. The Company completed the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

Goodwill and other intangible assets at September 30, 2002 and December 31, 2001 consist of the following (in thousands):

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Goodwill	$189,755	$17,510	$172,245	$164,273	$17,510	$146,763
Deferred financing cost	1,026	803	223	1,017	558	459
Agreements not to compete	1,000	200	800	1,000	50	950

Total intangible assets	$191,781	$18,513	$173,268	$166,290	$18,118	$148,172

Amortization of intangible assets was $133,000 and $1,541,000 in the three months ended September 30, 2002 and 2001, respectively, and $395,000 and $4,476,000 in the nine months ended September 30, 2002 and 2001, respectively. Estimated annual amortization of amortizable intangible assets during the next five fiscal years is as follows (in thousands):

Year Ended
December 31,

2002 (remainder)	$133
2003	340
2004	200
2005	200
2006	150

Total estimated amortization of intangible assets	$1,023

Item 1.   Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net earnings per share to that which would have resulted had SFAS No. 142 been applied to the three-month and nine-month periods ending September 30, 2001 (in thousands, except earnings per share):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2001

Net earnings:
As reported	$3,944	$10,338
Goodwill amortization, net of income tax expense	876	2,538

As adjusted	$4,820	$12,876

Basic earnings per share:
As reported	$0.20	$0.58
As adjusted	$0.24	$0.72
Diluted earnings per share:
As reported	$0.19	$0.56
As adjusted	$0.24	$0.69

(5)  Long-term Debt

At September 30, 2002, the Company had $8.4 million in borrowings under its revolving credit facility which permits the Company to borrow up to $100.0 million to finance its acquisitions and development projects at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The credit agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels and contains certain additional covenants. Amounts borrowed under the credit agreement are due in May 2003 and are reflected in current portion of long-term debt. The Company was in compliance with all covenants at September 30, 2002.

(6)  Acquisitions and Other Transactions

In the nine months ended September 30, 2002, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in three physician practice-based surgery centers.

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

In the nine months ended September 30, 2002, the aggregate amount paid for acquisition transactions, including contingent purchase price obligations, was approximately $25.7 million, of which the Company assigned approximately $25.5 million to goodwill.

Item 1.   Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(7)  Subsequent Events

In October 2002, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $2.8 million.

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in June 2002, rescinds Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Management has not yet determined the impact, if any, the adoption of SFAS No. 146 will have on the Company’s financial position and results of operations.

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

Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the following, as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;
•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;
•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;
•	our ability to generate and manage growth;
•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;
•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;
•	our ability to minimize start-up losses of our development centers;
•	our ability to maintain favorable relations with our physician partners;
•	updates by the Department of Health and Human Services, or DHHS, to the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers;
•	risks associated with our status as a general partner of the limited partnerships;
•	our ability to maintain our technological capabilities in compliance with regulatory requirements;
•	risks associated with the valuation and tax deductibility of goodwill, as well as potential losses on disposal of goodwill associated with a disposition of an individual center;
•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and
•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of September 30, 2002, we owned a majority interest (51% or greater) in 101 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent during the three and nine months ended September 30, 2002 and 2001. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Centers in operation, beginning of the period	97	89	95	81
New center acquisitions placed in operation	3	4	5	11
New development centers placed in operation	1	—	1	1
Centers disposed	—	(1)	—	(1)

Centers in operation, end of the period	101	92	101	92

Centers under development, end of period	7	3	7	3
Development centers awaiting CON approval, end of period	2	—	2	—
Average number of centers in operation, during period	99	93	97	88
Centers under letter of intent, end of period	8	8	8	8

Of the surgery centers in operation as of September 30, 2002, 58 centers perform gastrointestinal endoscopy procedures, 36 centers perform ophthalmology surgery procedures, three centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. We acquired five centers and placed in operation one center during the nine months ended September 30, 2002. Subsequently, we have acquired an interest in one additional surgery center and placed in operation one development center. Our growth targets for fiscal 2002 continue to include the acquisition or development of 12 to 15 additional surgery centers. Our growth targets for fiscal 2002 also include the achievement of annual same-center revenue growth of approximately 7% to 9%. We have experienced 13% same-center revenue growth through September 30, 2002, and therefore expect to exceed our same-center revenue target for fiscal 2002.

While we generally own 51% to 67% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of those entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

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

Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 40%

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

of our revenues in the nine months ended September 30, 2002 and 2001 from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

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

Revenue Recognition. Center revenues consist of the billing for the use of the centers’ facilities, or facility fees, directly to the patient or third-party payor, and in limited instances, billing for anesthesia services. Such revenues are recognized when the related surgical procedures are performed. The facility fee excludes any amounts billed for physicians’ services, which are billed separately by the physicians to the patient or third-party payor.

Allowance for contractual adjustments and bad debt expense. Our revenues are recorded net of estimated contractual allowances from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual write-offs are in excess of our estimates, our results of operations may be overstated. At September 30, 2002 and December 31, 2001, net accounts receivable reflected allowances for contractual adjustments of $25.7 million and $25.0 million, respectively, and allowance for bad debt expense of $3.9 million and $3.5 million, respectively.

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

We fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that the we have one operating as well as one reportable segment. Our centers each qualify as components of that operating segment which we have

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

concluded have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. We completed the transitional goodwill impairment test and have determined that no potential impairment exists. As a result, we have recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.4	27.2	26.1	27.0
Supply cost	11.7	11.6	11.9	11.7
Other operating expenses	20.3	21.3	21.4	21.1
Depreciation and amortization	4.0	7.1	3.9	7.1

Total operating expenses	62.4	67.2	63.3	66.9

Operating income	37.6	32.8	36.7	33.1
Minority interest	20.7	19.3	20.3	19.4
Interest expense, net of interest income	0.5	0.8	0.5	1.9

Earnings before income taxes	16.4	12.7	15.9	11.8
Income tax expense	6.6	5.1	6.4	4.7

Net earnings	9.8%	7.6%	9.5%	7.1%

Revenues increased $11.7 million and $37.1 million, or 23% and 25%, to $63.3 million and $183.3 million in the three and nine months ended September 30, 2002, respectively, from $51.6 million and $146.2 million in the 2001 comparable periods, respectively, primarily due to the following two factors:

•	Nine additional surgery centers in operation at September 30, 2002, primarily resulting from acquisitions, with an average number of centers in operation of 99 and 97 throughout the three and nine months ended September 30, 2002, respectively, compared to 93 and 88 in the comparable 2001 periods, respectively; and
•	Same-center procedure growth resulting in 13% revenue growth in the three and nine months ended September 30, 2002 (79 centers included in the same-center group).

Due to additional centers in operation and same-center procedure growth, procedure volume grew 23% and 22% to 120,396 and 344,838 in the three and nine months ended September 30, 2002, respectively, over the comparable 2001 periods. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 19% and 21% to $16.7 million and $47.9 million in the three and nine months ended September 30, 2002, respectively, from $14.0 million and $39.5 million in the comparable 2001 periods, respectively.

Supply cost was $7.4 million and $21.7 million in the three and nine months ended September 30, 2002, respectively, an increase of $1.4 million and $4.7 million, or 24% and 27%, respectively, over supply cost in the comparable 2001 periods. This increase resulted primarily from the additional procedure volume.

Other operating expenses increased $1.9 million to $12.8 million, or 17%, in the three months ended September 30, 2002 over the comparable 2001 period and increased $8.3 million to $39.1 million, or 27%, in the nine months ended September 30, 2002 over the comparable 2001 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense decreased $1.1 million and $3.2 million, or 30% and 31%, in the three and nine months ended September 30, 2002, respectively, over the comparable 2001 periods, primarily due to the non-amortization of goodwill starting in 2002 as a result of our adoption of SFAS No. 142 (see note 4 to the consolidated

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

financial statements and “- Critical Accounting Policies – Goodwill”). The elimination of goodwill amortization was the primary reason for an overall improved operating income margin of 37.6% and 36.7% in the three and nine months ended September 30, 2002, respectively, compared to 32.8% and 33.1% in the comparable 2001 periods, respectively. Although we anticipate experiencing an overall increase in our depreciation expense throughout the remainder of 2002 due to additional surgery centers in operation, depreciation and amortization in the aggregate will be significantly less than in comparable periods due to the elimination of goodwill amortization from our results of operations.

We anticipate further increases in operating expenses in 2002 primarily due to additional start-up centers, acquired centers expected to be placed in operation and increases in insurance premiums. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At September 30, 2002, we had seven centers under development and two centers that had been open for less than one year.

Minority interest in earnings in the three and nine months ended September 30, 2002 increased $3.1 million and $8.8 million, or 31%, respectively, over the comparable 2001 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, nearly all of the acquired and developed centers in operation since March 31, 2001 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $0.1 million and $1.8 million, or 23% and 66%, in the three and nine months ended September 30, 2002, respectively, from the comparable 2001 periods. Prior to April 2001, our debt level had grown to approximately $92.5 million, primarily due to acquisition-related borrowings. Net proceeds from our public offering in April 2001 and operating cash flows have been used to repay a significant portion of our outstanding debt. We have also experienced lower average interest rates in 2002 compared to 2001.

We recognized income tax expense of $4.1 million and $11.7 million in the three and nine months ended September 30, 2002, respectively, compared to $2.6 million and $6.9 million in the comparable 2001 periods. Our effective tax rate in all periods was 40% of net earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Although the elimination of goodwill amortization, as discussed above, will not have an impact on our income tax expense, a larger portion of our overall income tax expense will be considered deferred income taxes and will result in a continuing increase in our deferred tax liability due to the deductibility of goodwill amortization for tax purposes.

Liquidity and Capital Resources

At September 30, 2002, we had working capital of $27.1 million compared to $34.8 million at September 30, 2001 and $34.9 million at December 31, 2001. Operating activities for the nine months ended September 30, 2002 generated $36.3 million in cash flow from operations compared to $25.7 million in the comparable 2001 period. Cash and cash equivalents at September 30, 2002 and 2001 were $13.5 million and $10.8 million, respectively.

During the nine months ended September 30, 2002, we used approximately $25.7 million to acquire interests in practice-based ambulatory surgery centers and pay contingent purchase price obligations as a result of the discontinuance of a proposed rulemaking action by DHHS (see below). In addition, we made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers which totaled approximately $11.3 million, which included the purchase of the land and building of a surgery center property previously leased. Maintenance capital expenditures, including new capital leases, were $6.5 million. Cash flows from operations and $1.0 million from capital contributions of our minority partners were used to fund our acquisition and development activity. At September 30, 2002, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development of approximately $3.7 million, which we intend to fund through borrowings of long-term debt, operating cash flows and capital contributions by minority partners.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

During the nine months ended September 30, 2002, we received approximately $3.2 million from the exercise of options and issuance of stock under our employee stock option plans. Tax benefits received from the exercise of those options was $3.5 million. Also during the nine months ended September 30, 2002, we paid net borrowings of $0.9 million.

Our revolving credit facility permits us to borrow up to $100.0 million to finance our acquisition and development projects at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 3.0%, depending upon borrowing levels. The credit agreement also provides for a fee ranging between 0.375% to 0.50% of unused commitments based on borrowing levels. The credit agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At September 30, 2002, we had $8.4 million outstanding under our revolving credit facility and were in compliance with all covenants. Borrowings under the credit facility are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies. Our credit facility matures on May 5, 2003 and we anticipate renewing our credit facility for an additional three-year term, although discussions with our lenders about the terms of a replacement credit facility will not commence until later in fiscal 2002. Due to the current maturity of our credit facility, the amount outstanding has been classified as a current liability, and accordingly, has resulted in an $8.4 million reduction in our working capital.

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

Upon the announcement of the discontinuance of this proposed rule, we paid the remaining purchase price commitments of approximately $7.7 million that were contingent on certain outcomes or resolutions of DHHS’s proposed rule.

A purchase price obligation of $1.3 million related to a prior year acquisition remains contingent at September 30, 2002, and is not currently reflected in our financial statements.

In August 2002, the Office of Inspector General of DHHS published its work plan for the 2003 fiscal year. The work plan identified several projects related to our industry, including a project identified as “Financial Arrangements Between Physicians and Ambulatory Surgical Centers.” This project will focus on determining if physician ownership in ambulatory surgical centers affects utilization and the cost of outpatient surgeries. While we believe physician ownership of ambulatory surgical centers as structured within our partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that the outcome of this work plan project would not generate legislative or regulatory changes that would have an adverse impact on us.

Foregoing any significant adverse impact on our future operating results and assuming that our credit facility is renewed in 2003 for an additional three-year term, we believe that our operating cash flows and borrowing capacity will provide us with adequate liquidity for at least the next three years to conduct our business and further implement our growth strategy.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in June 2002, rescinds Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period that the liability is incurred. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We have not yet determined the impact, if any, the adoption of SFAS No. 146 will have on our financial position and results of operations.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Part II

Item 1.        Legal Proceedings.

Not applicable.

Item 2.        Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.        Other Information.

Not applicable.

Item 6.        Exhibits and Reports on Form 8-K.

(a)	Exhibits

10	First Amendment to Lease Agreement dated June 27, 2001 by and between the Company and Burton Hills III, LLC

11	Earnings Per Share

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the quarter ended September 30, 2002, we filed a report on Form 8-K, dated July 16, 2002, to report pursuant to Items 7 and 9 a press release issued on July 16, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP

Date: November 13, 2002	By:	/s/ Claire M. Gulmi

Claire M. Gulmi Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)

Certifications

I, Ken P. McDonald, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of AmSurg Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ken P. McDonald

Ken P. McDonald President and Chief Executive Officer

I, Claire M. Gulmi, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of AmSurg Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Claire M. Gulmi

Claire M. Gulmi Senior Vice President and Chief Financial Officer