Form 10-K
period 2002-12-31
AMSURG CORP
filed 2003-03-28
CIK 895930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

Yes [✓]        No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[✓]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [✓]        No [  ]

     As of March 26, 2003, 20,570,393 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on March 26, 2003 (based upon the closing sale price of these shares as reported on the Nasdaq National Market as of March 26, 2003) was approximately $512,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

     Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report or Form 10-K for the Fiscal Year Ended December 31, 2002

i

Part I

Item 1. Business

Our company was formed in 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers in partnerships with physician practice groups throughout the United States. An AmSurg surgery center is typically located adjacent to or in close vicinity of the specialty medical practice of a physician group partner’s office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2002, we owned a majority interest in 107 surgery centers in 27 states and the District of Columbia. As of December 31, 2002, we also had nine centers under development and had executed letters of intent to acquire or develop six additional centers.

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

We Depend on Payments from Third-Party Payors, Including Government Healthcare Programs, and These Payments May be Reduced, Even Though Our Costs May Increase. We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgery centers. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 40% of our revenues in 2002 from U.S. government healthcare programs, primarily Medicare. In addition, the market share growth of managed care has resulted in substantial competition among healthcare providers for inclusion in managed care contracting in some locations. Exclusion from participation in a managed care contract in a specific location can result in material reductions in patient volume and reimbursement to a practice-based ambulatory surgery center. We can give you no assurances that fixed fee schedules, capitated payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we have no control will not have a material adverse effect on us.

Our Revenues May be Adversely Affected by Proposed Changes in the Reimbursement System of Outpatient Surgical Procedures Under the Medicare Program. The Department of Health and Human Services, or DHHS, currently bases its reimbursement system to ambulatory surgery centers on cost surveys. The current payment system is based on a 1986 cost survey. Another survey was completed in 1994, and based on this survey, in 1998, DHHS proposed a new payment methodology for surgery centers. If implemented, this new payment methodology would have adversely affected our revenues by approximately 4%. In May 2002, DHHS listed this proposal as a “discontinued action.” However, DHHS may propose a new rule at any time that could adversely impact surgery center reimbursement and therefore our financial condition, results of operations and business prospects.

In January 2003, the Medicare Payment Advisory Commission, or MedPac, voted to recommend to Congress that the reimbursement by Medicare for procedures performed in surgery centers be no higher than the reimbursement rate for the same procedures performed in hospital outpatient departments. Also, in January 2003, the Office of Inspector General, or OIG, issued a report that included a similar recommendation, and a recommendation that DHHS conduct a new cost survey. It is uncertain if Congress will act on either or both recommendations. While the majority of procedures are reimbursed at a higher rate in hospital outpatient departments than in ambulatory surgery centers, several procedures are reimbursed at a higher rate in ambulatory surgery centers. Although there is no

Item 1. Business – (continued)

certainty that these recommendations will be implemented, we have determined that, based on our current procedure mix, the MedPac recommendation, if implemented, would adversely affect our revenues by approximately 2%.

If We Fail to Comply With Applicable Laws and Regulations, We Could Suffer Penalties or Be Required to Make Significant Changes to Our Operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:

•	physician ownership of our surgery centers;

•	certificate of need, or CON, approvals and other regulations affecting construction, acquisition of centers, capital expenditures or the addition of services;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers;

•	privacy and security of protected health information; and

•	environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives or government regulation will not have a material adverse effect on us or reduce the demand for our services.

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

DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the “surgery centers,” “investment interest” and “personal services and management contracts” safe harbors. The structure of the limited partnerships and limited liability companies operating our surgery centers, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.

In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.

In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. This act also established a new violation for the payment of inducements to Medicare and

Item 1. Business – (continued)

Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

If Regulations or Regulatory Interpretations Change, We May Be Obligated to Buy Out Interests of Physicians Who Are Minority Owners of the Surgery Centers. The partnership and operating agreements for the limited partnerships and limited liability companies provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the minority interests of the physician entities affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that:

•	make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal;

•	create the substantial likelihood that cash distributions from the partnership or limited liability company to the affiliated physicians will be illegal; or

•	cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal.

The cost of repurchasing these minority interests would be substantial. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determination is therefore not within our control. While we have attempted to structure the purchase obligations to be as favorable as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations.

In August 2002, the OIG published its work plan for the 2003 fiscal year. The work plan identified several projects related to our industry, including a project identified as “Financial Arrangements Between Physicians and Ambulatory Surgical Centers.” This project will focus on determining if physician ownership in ambulatory surgery centers affects utilization and the cost of outpatient surgeries. While we believe physician ownership of ambulatory surgery centers as structured within our partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that the outcome of this work plan project would not generate legislative or regulatory changes that would have an adverse impact on us.

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

If We Do Not Have Sufficient Capital Resources for Our Acquisition and Development Strategy, Our Growth Could Be Limited. We will need capital to acquire, develop, integrate, operate and expand surgery centers. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our shareholders may, in the future, experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related

Item 1. Business – (continued)

debt agreements that affect the conduct of our business. If we do not have sufficient capital resources, our growth could be limited and our operations impaired. Our bank loan agreement requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance. We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us.

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

We Are Liable for the Debts and Other Obligations of the Limited Partnerships That Own and Operate Some of Our Surgery Centers, and the Physician Partners Are Only Guarantors of the Debts. In the limited partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the partnership; however, the partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the partnership is a party in proportion to their ownership interest in the partnership. We also have primary liability for the bank debt incurred for the benefit of the limited liability companies, and in turn, lend funds to these limited liability companies, although the physician members also guarantee this debt. There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the partnership if there is a default, or that the physician partners would have sufficient assets to satisfy their guarantee obligations.

New Federal and State Legislative and Regulatory Initiatives Relating to Patient Privacy Could Require Us to Expend Substantial Sums Acquiring and Implementing New Information Systems, Which Could Negatively Impact Our Financial Results. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA, and in August 2002 published revisions to the final rules. These final health privacy regulations generally require compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. We filed for the extension before October 16, 2002, and we anticipate that we will be in compliance with the standards by October 16, 2003. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more

Item 1. Business – (continued)

restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

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

The OIG and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

We May Write-Off Intangible Assets, Such as Goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2002 contains an intangible asset designated as goodwill totaling $193.9 million. Additional purchases of interests in practice-based surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.

On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The IRS May Challenge Tax Deductions for Certain Acquired Goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of practice-based ambulatory surgery centers. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations which continue to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in practice-based ambulatory surgery centers so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and would have a material adverse effect on our results of operations.

If We Are Unable to Effectively Compete for Physician Partners and Certain Strategic Relationships, Our Business Could be Adversely Affected. The healthcare business is highly competitive. We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers, and competition with other providers for patients and for contracting with managed care payors in each of our markets. There are several large, publicly held companies, or divisions or subsidiaries of large publicly held companies, and several private companies that develop freestanding multi-specialty surgery centers, and these companies may compete with us in the development of centers. Further, many

Item 1. Business – (continued)

physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who do not take an equity interest in the ongoing operations of the center. There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers. In addition, other healthcare providers, including hospitals, compete for patients and contracts with managed care payors in our markets. Many of these competitors have greater financial, research, marketing and staff resources than we do. We can give you no assurances that we can compete effectively in any of these areas.

Industry Overview

For numerous years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective sites, including ambulatory surgery centers.

According to SMG Marketing Group Inc.’s Freestanding Outpatient Surgery Center Directory (2002 Edition), the number of freestanding outpatient surgery centers in the U.S. grew 39.5% since 1996 to approximately 3,385 by the end of 2001. We believe that approximately 1,000 of these surgery centers are single-specialty centers. The number of outpatient surgical cases performed in freestanding surgery centers increased 70% from 4.3 million in 1996 to 7.0 million in 2001.

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

Item 1. Business – (continued)

Development and Acquisition of Surgery Centers

Our practice-based ambulatory surgery centers are licensed outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. We have targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, orthopedics and otolaryngology (ear, nose and throat) procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. The focus at each center on a single specialty results in significantly lower capital and operating costs than the costs of hospitals and freestanding ambulatory surgery centers that must be designed to provide more intensive services for a broader array of surgical specialties. In addition, the practice-based surgery center, which is located in or adjacent to the group practice, typically provides a more convenient setting for the patient and for the physician performing the procedure. Improvements in technology continue to enable additional types of procedures to be performed in the practice-based setting.

Our development staff identifies existing centers that are potential acquisition candidates and identifies physician practices that are potential partners for new center development in the medical specialties which we have targeted. These candidates are then evaluated against our project criteria, which include the number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payors in the market and state CON requirements for the development of a new center.

In presenting the advantages to physicians of developing a new practice-based ambulatory surgery center in partnership with us, our development staff emphasizes the proximity of a practice-based surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff that performs only a limited number of specialized procedures and state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers. In addition, as part of our role as the general partner or manager of the surgery center partnerships and limited liability companies, we market the centers to third-party payors.

In a development project, we provide, among other things, the following services:

•	financial feasibility pro forma analysis;

•	assistance in state CON approval process, if needed;

•	site selection;

•	assistance in space analysis and schematic floor plan design;

•	analysis of local, state and federal building codes;

•	negotiation of equipment financing with lenders;

•	equipment budgeting, specification, bidding and purchasing;

•	construction financing;

•	architectural oversight;

•	contractor bidding;

•	construction management; and

•	assistance with licensing, Medicare certification and contracting with third-party payors.

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

Item 1. Business – (continued)

Our ownership interests in practice-based ambulatory surgery centers generally are structured through limited partnerships or limited liability companies. We generally own 51% of the partnerships or limited liability companies and act as the general partner in each limited partnership and the chief manager in each limited liability company. In development transactions, capital contributed by the physicians and AmSurg plus bank financing provides the partnership or limited liability company with the funds necessary to construct and equip a new surgery center and to provide initial working capital.

As part of each development and acquisition transaction, we enter into a partnership agreement or, in the case of a limited liability company, an operating agreement with our physician group partner. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, we are generally liable for the debts of the partnership. However, the partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the partnership is a party in proportion to their ownership interest in the partnership.

These agreements provide that we will oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center and that the physician group partner will provide the center with a medical director and performance improvement chairman and certain other specified services such as billing and collections, transcription and accounts payable processing.

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

The partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and whom both parties choose. Such determination is therefore not within our control. While we have structured the purchase obligations to be as favorable as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “- Government Regulation.”

Surgery Center Operations

We generally design, build, staff and equip each of our facilities to meet the specific needs of a single specialty physician practice group. Our typical ambulatory surgery center averages 3,000 square feet and is located adjacent to or in the near vicinity of the specialty physicians’ offices. Each center developed by us typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is developed to perform an average of 2,500 procedures per year. Our cost of developing a typical surgery center ranges from $1.0 to $1.5 million. Constructing, equipping and licensing a surgery center generally takes 10 to 12 months. As of December 31, 2002, 61 centers perform gastrointestinal endoscopy procedures, 38 centers perform ophthalmology surgery procedures, three centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately ten clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

Item 1. Business – (continued)

The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed or to be performed at AmSurg surgery centers in operation or under development within each specialty are:

•	gastroenterology - colonoscopy and other endoscopy procedures;

•	ophthalmology - cataracts and retinal laser surgery;

•	orthopedics - knee arthroscopy and carpal tunnel repair; and

•	otolaryngology - myringotomy (ear tubes) and tonsillectomy.

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

Accreditation

Sixty-three of our surgery centers are currently accredited by the Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or the Accreditation Association for Ambulatory Health Care, or AAAHC, and ten surgery centers are scheduled for initial accreditation surveys during 2003. All of the accredited centers have received three-year certifications. We believe that JCAHO or AAAHC accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgery centers.

Surgery Center Locations

The following table sets forth certain information relating to surgery centers in operation as of December 31, 2002:

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Acquired Centers:
Knoxville, Tennessee	Gastroenterology	November 1992	7
Topeka, Kansas	Gastroenterology	November 1992	4
Nashville, Tennessee	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	December 1992	3
Washington, D.C	Gastroenterology	November 1993	3
Melbourne, Florida	Ophthalmology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Sebastopol, California	Ophthalmology	April 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	7
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	3
Wichita, Kansas	Orthopedics	November 1996	3
Minneapolis, Minnesota	Gastroenterology	November 1996	2
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	2
Independence, Missouri	Gastroenterology	September 1997	2
Kansas City, Missouri	Gastroenterology	September 1997	2
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	3
Sun City, Arizona	Ophthalmology	May 1998	4
Westlake, California	Ophthalmology	August 1998	1
Baltimore, Maryland	Gastroenterology	November 1998	2

Item 1. Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Naples, Florida	Gastroenterology	November 1998	2
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	2
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	1
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	1
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	3
New Orleans, Louisiana	Ophthalmology	July 2000	2
Dothan, Alabama	Ophthalmology	August 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Coral Gables, Florida	Ophthalmology	December 2000	2
Harlingen, Texas	Gastroenterology	December 2000	2
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	2
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Zephyrhills, Florida	Ophthalmology	May 2001	2
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Jackson, Tennessee	Ophthalmology	July 2001	1
Egg Harbor, New Jersey	Multispecialty	July 2001	3
Lawrenceville, New Jersey	Orthopedic	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	6
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	2
Weslaco, Texas	Ophthalmology	September 2002	2
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Mesa, Arizona	Gastroenterology	December 2002	3

Developed Centers:
Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	3
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
West Monroe, Louisiana	Gastroenterology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	3
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	2
Chevy Chase, Maryland	Gastroenterology	July 1997	2

Item 1. Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cleveland, Ohio	Ophthalmology	December 1997	2
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	2
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	2
El Paso, Texas	Gastroenterology	December 1998	3
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	2
Melbourne, Florida	Lasik Ophthalmology	February 2000	1
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	2
Louisville, Kentucky	Gastroenterology	September 2000	2
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	2
Seneca, Pennsylvania	Gastroenterology, Ophthalmology	October 2000	2
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	2
Clemson, South Carolina	Orthopedics	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	2

Our partnerships and limited liability companies generally lease certain of the real property in which our surgery centers operate and the equipment used in certain of our surgery centers, either from the physician partners or from unaffiliated parties. Three surgery centers in operation at December 31, 2002 are located in buildings owned by certain of our partnerships or limited liability companies.

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

Practice-based ambulatory surgery centers depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 40%, 38% and 37% of our revenues in the years ended December 31, 2002, 2001 and 2000, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules.

The current payment system is based on a 1986 cost survey. Another survey was completed in 1994, and based on this survey, DHHS proposed a new payment methodology for surgery centers in 1998. If implemented, this new payment methodology would have adversely affected our revenues by approximately 4%. In May 2002, DHHS listed this proposal as a “discontinued action.” However, DHHS may propose a new rule at any time that could adversely impact surgery center reimbursement and therefore our financial condition, results of operations and business prospects.

In January 2003, MedPac voted to recommend to Congress that the reimbursement by Medicare for procedures performed in surgery centers be no higher than the reimbursement rate for the same procedures performed in hospital outpatient departments. Also, in January 2003, the OIG issued a report that included a similar recommendation, and a recommendation that DHHS conduct a new cost survey. It is uncertain if Congress will act

Item 1. Business – (continued)

on either or both recommendations. While the majority of procedures are reimbursed at a higher rate in hospital outpatient departments than in ambulatory surgery centers, several procedures are reimbursed at a higher rate in ambulatory surgery centers. Although there is no certainty that these recommendations will be implemented, we have determined that, based on our current procedure mix, the MedPac recommendation, if implemented, would adversely affect our revenues by approximately 2%.

In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care programs such as PPOs and HMOs. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Some of our competitors have greater financial resources and market penetration than AmSurg. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

Competition

We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers and competition with other providers for patients and for contracting with managed care payors in each of our markets.

Competition for Joint Venture Development of Practice-Based Centers. We believe that we do not have a direct corporate competitor in the development of practice-based ambulatory surgery centers across the specialties of gastroenterology, ophthalmology, orthopedic and otolaryngology surgery. There are, however, several publicly held companies, divisions or subsidiaries of publicly held companies and several private companies that develop freestanding multispecialty surgery centers, and these companies may compete with us in the development of centers.

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

Competition for Center Acquisitions. There are several public and private companies that may compete with us for the acquisition of existing practice-based ambulatory surgery centers. These competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.

Competition for Patients and Managed Care Contracts. We compete with hospitals and freestanding surgery centers for the opportunity to contract with payors to be a provider in their networks of healthcare providers. We believe that our surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to freestanding surgery centers with which we compete for these managed care contracts.

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

CONs and State Licensing. Certificate of need statutes and regulations control the development of ambulatory surgery centers in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of

Item 1. Business – (continued)

certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ambulatory surgery centers focuses on states that do not require CONs. Further, even in states that require CONs for new centers, acquisitions of existing surgery centers usually do not require CON approval.

State licensing of ambulatory surgery centers is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians and facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.

Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate an ambulatory surgery center, because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us, other than through the physicians’ ownership in the partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot give you assurances that our activities, if challenged, will be found to be in compliance with these laws.

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

DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include a safe harbor for investments in certain types of ambulatory surgery centers. The partnerships and limited liability companies that own the AmSurg surgery centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.

Item 1. Business – (continued)

The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback law, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ambulatory surgery center joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute. Although the advisory opinion is not binding on any entity other than the parties who submitted the request, we believe that this advisory opinion provides us with some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners. Our joint ventures are distinguishable from the joint venture described in the advisory opinion, because, among other things, our physician investors are generally surgeons who not only refer their patients to the surgery centers, but also personally perform the surgical procedures.

While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because among other factors:

•	the partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of high quality, cost-effective and efficient services to the patients served;

•	the partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

•	the physician partners have a substantial investment at risk in the partnership or limited liability company;

•	terms of the investment do not take into account volume of the physician partners’ past or anticipated future services provided to patients of the centers;

•	the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

•	the partnerships, the limited liability companies, our subsidiaries and our affiliates generally will not loan any funds to or guarantee any debt on behalf of the physician partners; and

•	distributions by the partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practice, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing and payroll services. The consideration payable by a partnership or limited liability company for these services may be based on the volume of services provided by the practice, which is measured by the partnership or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice’s cost of providing the services thereunder.

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

Item 1. Business – (continued)

In addition to the anti-kickback statute, HIPAA broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. This act also established a new violation for the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the federal healthcare programs. The original Stark Law only addressed referrals involving clinical laboratory services. However, in 1995, additional legislation, commonly known as Stark II, expanded the ban on self-referrals by adding the following services to the definition of “designated health services”: physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

On January 4, 2001, DHHS issued final regulations subject to comment intended to clarify portions of the Stark Law. These regulations are considered the first phase of a two-phase process, with the remaining regulations to be published at an unknown future date. The second phase of the regulations are expected to address, among other things, services furnished in a surgery center. Under the phase one regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. The phase one regulations generally were effective January 4, 2002. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in surgery centers to which they refer patients. DHHS accepted comments on the phase one regulations, and because they may change as a result, we cannot predict the final form that these regulations will take or the effect that the final regulations will have on us.

In addition, several states in which we operate have self-referral statutes similar to the Stark Law. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes. However, the Stark Law and similar state statutes are subject to different interpretations. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances that further judicial or agency interpretation of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.

The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare

Item 1. Business – (continued)

program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government’s behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law should also be prosecuted as violations of the federal False Claims Act. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. We are currently not aware of any actions against us under the False Claims Act.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. We are currently not aware of any actions against us under any state laws.

Healthcare Industry Investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.

The OIG and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Privacy Requirements and Administrative Simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA, and in August 2002 published revisions to the final rules. These final health privacy regulations generally require compliance by April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory on October 16, 2002. However, entities that filed for an extension before October 16, 2002 have until October 16, 2003 to comply with the regulations. We filed for the extension before October 16, 2002, and we anticipate that we will be in compliance with the standards by October 16, 2003. We believe that the cost of compliance with these regulations will not have a material adverse effect on our business, financial position or results of operations. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.

Obligations to Buy Out Physician Partners. Under our agreements with physician partners, we are obligated to purchase the interests of the physicians at an amount as determined by a predefined formula, as specified in the

Item 1. Business – (continued)

partnership agreements, in the event that their continued ownership of interests in the partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition is required to be made by our counsel in concurrence with counsel of the physician partners, or if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the statute or regulation causing such prohibition.

Employees

As of December 31, 2002, AmSurg and our affiliated entities employed approximately 1,060 persons, 720 of whom were full-time employees and 340 of whom were part-time employees. Of the above, 136 were employed at our headquarters in Nashville, Tennessee. In addition, approximately 460 employees are leased on a full-time basis and 400 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be excellent.

Legal Proceedings and Insurance

From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us, our partnerships or limited liability companies that might have a material financial impact on us.

Each of our surgery centers maintains separate medical malpractice insurance in amounts deemed adequate for its business. We also maintain insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles.

Available Information

We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information filed electronically. Our website address is: http://www.amsurg.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 29,700 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2009. AmSurg partnerships and limited liability companies generally lease space for their surgery centers. 104 of the centers in operation at December 31, 2002 lease space ranging from 1,200 to 13,400 square feet, with the remaining lease terms ranging from two to fifteen years. Three centers in operation at December 31, 2002 are located in buildings owned by certain of our partnerships or limited liability companies.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding executive officers of AmSurg as of December 31, 2002.
Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Position with AmSurg

Ken P. McDonald	62	Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through July 1996 and Chief Operating Officer from December 1994 until December 1997.
Claire M. Gulmi	49	Chief Financial Officer since September 1994; Senior Vice President since March 1997; Secretary since December 1997; Vice President from September 1994 through March 1997.
Royce D. Harrell	57	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.
David L. Manning	53	Senior Vice President of Development and Assistant Secretary since April 1992.
Dennis J. Zamojski	46	Senior Vice President of Operations since September 2000.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Prior to July 12, 2001, we had two classes of common stock, Class A Common Stock and Class B Common Stock, which traded under the symbols “AMSGA” and “AMSGB,” respectively, on the Nasdaq National Market. On July 12, 2001, after receiving shareholder approval, we reclassified our Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio, resulting in no increase in our total number of shares or book value of common stock outstanding. The new class of common stock trades under the symbol “AMSG” on the Nasdaq National Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2001 and 2002, as reported on the Nasdaq National Market.

			Class A		Class B
	Common Stock		Common Stock		Common Stock

	High	Low	High	Low	High	Low

2001:
First Quarter	—	—	$25.00	$14.13	$22.88	$13.56
Second Quarter	—	—	$30.20	$17.63	$29.75	$17.38
Third Quarter	$30.06	$21.91	$30.07	$27.07	$30.00	$26.10
Fourth Quarter	$31.13	$21.39	—	—	—	—
2002:
First Quarter	$27.87	$22.06	—	—	—	—
Second Quarter	$32.70	$25.71	—	—	—	—
Third Quarter	$33.85	$23.10	—	—	—	—
Fourth Quarter	$32.44	$18.80	—	—	—	—

At March 21, 2003 there were approximately 6,250 holders of our common stock, including 121 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, which will review this dividend policy from time to time. Presently, the declaration of dividends is prohibited by a covenant in our credit facility with lending institutions.

Item 6. Selected Financial Data

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$251,525	$202,312	$143,261	$101,446	$80,322
Operating expenses	159,202	135,023	96,114	69,428	63,370 (1)

Operating income	92,323	67,289	47,147	32,018	16,952
Minority interest	51,096	39,599	27,702	19,431	13,645
Interest and other expenses	1,190	2,844	4,703	1,122	1,499

Earnings before income taxes and cumulative effect of an accounting change	40,037	24,846	14,742	11,465	1,808
Income tax expense	16,015	9,941	5,676	4,414	1,047

Net earnings before cumulative effect of an accounting change	24,022	14,905	9,066	7,051	761
Cumulative effect of a change in the method in which pre-opening costs are recorded	—	—	—	(126)	—

Net earnings	$24,022	$14,905	$9,066	$6,925	$761

Basic earnings per common share:
Net earnings before cumulative effect of an accounting change	$1.18	$0.81	$0.62	$0.49	$0.06
Net earnings	$1.18	$0.81	$0.62	$0.48	$0.06
Diluted earnings per common share:
Net earnings before cumulative effect of an accounting change	$1.16	$0.78	$0.60	$0.48	$0.06
Net earnings	$1.16	$0.78	$0.60	$0.47	$0.06
Weighted average number of shares and share equivalents outstanding:
Basic	20,390	18,428	14,594	14,429	12,247
Diluted	20,728	19,021	15,034	14,778	12,834

Operating and Other Financial Data:
Centers at end of year	107	95	81	63	52
Procedures performed during year	471,155	389,431	288,494	207,754	156,521
Same center revenue increase	13%	10%	10%	10%	12%
Cash flows from operating activities	$46,919	$37,301	$18,493	$16,768	$11,339
Cash flows from investing activities	(43,832)	(64,685)	(44,004)	(32,567)	(24,528)
Cash flows from financing activities	(841)	30,770	23,676	19,252	15,852

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,320	$11,074	$7,688	$9,523	$6,070
Working capital	37,414	34,909	26,589	21,029	12,954
Total assets	299,814	241,383	190,652	137,868	98,421
Long-term debt and other long-term obligations	27,884	12,685	71,832	34,901	12,483
Minority interest	29,869	25,047	21,063	17,358	11,794
Shareholders’ equity	216,364	185,569	83,145	72,708	64,369

(1)	Includes a loss attributable to the sale of two partnership interests in two physician practices of approximately $5.4 million, for the year ended December 31, 1998. We held no ownership in physician practices beyond 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in “Business – Risk Factors,” some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risk factors set forth in “Business – Risk Factors” or by other unknown risks and uncertainties.

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 2002, we owned a majority interest (51% or greater) in 107 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2002, 2001 and 2000. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	2002	2001	2000

Centers in operation, beginning of the year	95	81	63
New center acquisitions placed in operation	10	15	9
New development centers placed in operation	2	1	9
Centers disposed (1)	—	(2)	—

Centers in operation, end of the year	107	95	81

Centers under development, end of the year	9	5	4
Development centers awaiting CON approval, end of year	2	1	1
Average number of centers in operation, during year	98	89	69
Centers under letter of intent, end of year	6	1	5

(1)	We sold our interests in two surgery centers in 2001 for their approximate book value.

Of the surgery centers in operation as of December 31, 2002, 61 centers perform gastrointestinal endoscopy procedures, 38 centers perform ophthalmology surgery procedures, three centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2003 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of same-center revenue growth of 9% to 11%.

While we generally own 51% of the entities that own the surgery centers, and up to 67% in certain instances, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

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

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 40%, 38% and 37% of our revenues in the years ended December 31, 2002, 2001 and 2000, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

Critical Accounting Policies

Our accounting policies are described in note 1 of the consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which we are the general partner or majority member. Consolidation of such partnerships and limited liability companies is necessary, as we have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the partnership or limited liability company. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

We operate in one reportable business segment, the ownership and operation of ambulatory surgery centers.

Revenue Recognition. Center revenues consist of billing for the use of the centers’ facilities, or facility fees, directly to the patient or third-party payor, and in limited instances, billing for anesthesia services. Such revenues are recognized when the related surgical procedures are performed. Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual allowances from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual write-offs are in excess of our estimates, our results of operations may be overstated. At December 31, 2002 and 2001, net accounts receivable reflected allowances for contractual adjustments of $25.5 million and $25.1 million, respectively, and allowances for bad debt expense of $4.0 million and $3.5 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Goodwill. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require all business combinations to be accounted for by the purchase method. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment in accordance with SFAS No. 144 (discussed in “ – Recent Accounting Pronouncements” below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization provisions of this statement.

We fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill, which previously had been amortized over 25 years. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating as well as one reportable segment. Our centers each qualify as components of that operating segment and have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. We completed the transitional goodwill impairment test and have determined that no potential impairment exists. As a result, we have recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

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

Expenses directly related to such procedures include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is directly associated with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs which are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.4	26.8	27.8
Supply cost	11.9	11.8	11.6
Other operating expenses	21.0	21.0	20.5
Depreciation and amortization	4.0	7.1	7.2

Total operating expenses	63.3	66.7	67.1

Operating income	36.7	33.3	32.9
Minority interest	20.3	19.6	19.3
Interest expense, net of interest income	0.5	1.4	3.3

Earnings before income taxes	15.9	12.3	10.3
Income tax expense	6.3	4.9	4.0

Net earnings	9.6%	7.4%	6.3%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues increased $49.2 million, or 24%, to $251.5 million in 2002 from $202.3 million in 2001, primarily due to the following two factors:

•	12 additional surgery centers in operation at year end, primarily resulting from acquisitions, with an average number of centers in operation throughout the year of 98 in 2002 compared to 89 in 2001; and

•	Same-center procedure growth resulting in 13% revenue growth (79 centers included in the same-center group).

The additional surgery centers in operation and same-center procedure growth resulted in a 21% increase in procedure volume in 2002 over 2001. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased proportionately by 22% to $66.3 million in 2002 from $54.2 million in 2001.

Supply cost was $30.1 million in 2002, an increase of $6.2 million, or 26%, over supply cost in 2001. This increase resulted primarily from additional procedure volume.

Other operating expenses increased $10.2 million to $52.8 million, or 24%, in 2002 from 2001, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense decreased $4.4 million, or 31%, in 2002 from 2001, primarily due to the non-amortization of goodwill starting in 2002 as a result of our adoption of SFAS No. 142 (see note 1(f) to the consolidated financial statements and “ – Critical Accounting Policies – Goodwill”).

We anticipate further increases in operating expenses in 2003, primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance cost and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

months after a center opens. At December 31, 2002, we had nine centers under development and two centers that had been open for less than one year.

Operating income margin increased by 3.4%, which is primarily the result of the elimination of goodwill as described above, as well as the leverage we achieve from having a high but consistent fixed cost component from year to year at each center. Because each incremental procedure generates only a variable cost component, same-center procedure growth generally contributes to operating income at a rate higher than the average operating income margin of the center.

Minority interest in earnings in 2002 increased $11.5 million, or 29%, from 2001, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, all of the acquired and developed centers in 2002 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $1.7 million in 2002, or 58%, from 2001. Prior to April 2001, our debt level had grown to approximately $92.5 million, primarily due to acquisition-related borrowings. However, net proceeds from our public offering, as further discussed in “—Liquidity and Capital Resources,” were used to repay a significant portion of our outstanding debt. Additionally, we experienced lower interest rates in 2002 than in 2001.

We recognized income tax expense of $16.0 million in 2002 compared to $9.9 million in 2001. Our effective tax rate in 2002 and 2001 was 40.0% of net earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we continue to deduct goodwill amortization for tax purposes, a larger portion of our overall income tax expense is considered deferred income taxes, which result in a continuing increase in our deferred tax liability.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues increased $59.1 million, or 41%, to $202.3 million in 2001 from $143.3 million in 2000, primarily due to the following three factors:

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

Other operating expenses increased $13.1 million to $42.6 million, or 45%, in 2001 from 2000, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $4.1 million, or 40%, in 2001 from 2000, primarily due to the additional surgery centers in operation as well as a full year of amortization of additional goodwill from acquisitions completed throughout 2000 and the amortization of goodwill acquired from January 1, 2001 to June 30, 2001. In accordance with SFAS No. 142, we did not amortize goodwill for eight acquisitions completed after June 30, 2001 (see “- Critical Accounting Policies - Goodwill” and note 1(f) to the consolidated financial statements). This change had no material impact on our consolidated financial statements, however.

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

Minority interest in earnings in 2001 increased $11.9 million, or 43%, from 2000, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, nearly all of the acquired and developed centers in 2001 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $1.9 million in 2001, or 40%, from 2000. Prior to April 2001, our debt level had grown to approximately $92.5 million, primarily due to acquisition-related borrowings. However, net proceeds from our public offering, as further discussed in “- Liquidity and Capital Resources,” were used to repay a significant portion of our outstanding debt. Additionally, we experienced lower interest rates in 2001 than in 2000.

We recognized income tax expense of $9.9 million in 2001 compared to $5.7 million in 2000. Our effective tax rate in 2001 and 2000 was 40.0% and 38.5%, respectively, of net earnings before income taxes and differed from the federal statutory income tax rate of 35% and 34%, respectively, primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At December 31, 2002, we had working capital of $37.4 million compared to $34.9 million at December 31, 2001. Operating activities for 2002 generated $46.9 million in cash flow from operations compared to $37.3 million in 2001. The increase in operating cash flow activity resulted primarily from an additional $9.1 million in net earnings, resulting primarily from additional centers in operation and growth in same-center revenue. Cash and cash equivalents at December 31, 2002 and 2001 were $13.3 million and $11.1 million, respectively.

During 2002, we used approximately $29.4 million to acquire interests in practice-based ambulatory surgery centers, including $8.4 million for the payment of contingent purchase obligations, primarily as a result of the discontinuance of a proposed rulemaking action by DHHS described below. In addition, we issued notes payable of $19.6 million for the acquisition of interests in practice-based ambulatory surgery centers, which were paid in January 2003 with cash provided from additional borrowings under our revolving credit facility. We made capital expenditures primarily for new start-up surgery centers and for new or replacement property at existing centers totaling approximately $14.5 million in 2002, which included the purchase of the land and building of a surgery center previously leased. Included in this amount were maintenance capital expenditures of $8.5 million. In addition, we entered into capital lease arrangements for replacement equipment of $107,000. We used our cash flow from operations to fund our acquisition cash obligations and development activity, and we received approximately $1.5 million from capital contributions of our minority partners to fund their proportionate share of development activity. At December 31, 2002, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.9 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During 2002, we were able to make net payments on long-term debt of $5.6 million, including $2.6 million on our revolving credit facility. At December 31, 2002, we had $4.7 million outstanding under our revolving credit facility, as most recently amended on March 4, 2003, which permits us to borrow up to $100.0 million to finance our acquisition and development projects at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.5% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2002. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies.

In 2002, we received approximately $3.3 million from the exercise of options and issuance of common stock under our employee stock option plans. Tax benefits received from the exercise of those options was $3.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

In April 2001, we completed a public offering of 4,600,000 shares of Class A Common Stock, including 74,000 shares offered by selling shareholders, for net proceeds to us of approximately $76.6 million. The net proceeds were used to repay borrowings under our revolving credit facility.

In July 2001, after receiving shareholder approval, we reclassified our Class A and Class B Common Stock into one class of common stock, having the rights of the Class A Common Stock. The Class A and Class B shares were reclassified into one class of common stock using a one-to-one conversion ratio, and, as a result, there was no increase in the total number of shares or book value of common stock outstanding.

In February 2003, we announced that our Board of Directors authorized a stock repurchase program for up to $25.0 million of our outstanding shares of common stock over the subsequent 18 months, which we intend to fund through borrowings under our credit facility.

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

A purchase price obligation of $1.3 million related to a prior year acquisition remains contingent at December 31, 2002, and is not currently reflected in our financial statements. We expect to fund such obligation, if such obligation becomes due, with borrowings under our revolving credit facility or from operating cash flow.

In August 2002, the OIG published its work plan for the 2003 fiscal year. The work plan identified several projects related to our industry, including a project identified as “Financial Arrangements Between Physicians and Ambulatory Surgical Centers.” This project will focus on determining if physician ownership in ambulatory surgery centers affects utilization and the cost of outpatient surgeries. While we believe physician ownership of ambulatory surgery centers as structured within our partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that the outcome of this work plan project would not generate legislative or regulatory changes that would have an adverse impact on us or obligate us to purchase some or all of the minority interests of the physician entities affiliated with us as discussed in “Business – Risk Factors – If Regulations or Regulatory Interpretations Change, We May Be Obligated to Buy Out Interests of Physicians Who Are Minority Owners of the Surgery Centers.”

The following schedule summarizes all of our contractual obligations by period as of December 31, 2002 (in thousands):

		Less than
	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (1)	$28,633	$1,289	$1,404	$675	$25,265
Capital lease obligations	1,658	1,118	540	—	—
Operating leases	59,285	11,705	19,387	12,687	15,506
Construction in progress commitments	1,861	1,861	—	—	—
Other long-term obligations (2)	1,253	—	1,253	—	—

Total contractual cash obligations	$92,690	$15,973	$22,584	$13,362	$40,771

(1)	Our long-term debt may increase based on acquisition activity expected to occur in the future and our stock repurchase program for up to $25.0 million of our outstanding shares of common stock. We may use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.

(2)	Other long-term obligations consist of purchase price commitments that are contingent upon certain events.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

In addition, as of December 31, 2002, we have available under our revolving credit facility $95.3 million for acquisition borrowings. Our credit facility, as recently amended on March 4, 2003, matures on March 4, 2008.

Foregoing any significant adverse impact on our future operating results, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for the next five years to conduct our business and further implement our growth strategy.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of liability for an asset retirement obligation and the associated retirement costs. This statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The implementation of SFAS No. 143 will not have a material effect on our consolidated financial position or consolidated results of operations.

On August 1, 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. There was no impact on our results of operations from the adoption of this standard.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. We are currently evaluating what impact, if any, adoption of FIN 45 will have on our consolidated financial position and consolidated results of operations. The disclosure requirements of FIN 45 are effective for us as of December 31, 2002. The required disclosures are included in the notes to the consolidated financial statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet determined the impact, if any, the adoption of FIN 46 will have on our financial position and results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. We have elected not to change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 will not have an impact on our consolidated financial position or consolidated results of operations. We have included the disclosures in accordance with SFAS No. 148 in Note 1(j) to our consolidated financial statements.

For a discussion of additional recent accounting pronouncements, see “– Critical Accounting Policies – Goodwill and – Purchase Price Allocation” above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2003.

The table below provides information as of December 31, 2002 and 2001 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
	Years Ended December 31,							Value at
								December 31,
	2003	2004	2005	2006	2007	2008	Total	2002

Fixed rate	$1,908	$1,026	$405	$283	$301	$18	$3,941	$4,072
Average interest rate	7.43%	7.37%	6.80%	7.84%	7.96%	6.00%
Variable rate	$499	$370	$143	$44	$47	$25,247	$26,350	$26,350
Average interest rate	5.03%	4.94%	4.50%	4.50%	4.50%	2.96%

								Fair
	Years Ended December 31,							Value at
								December 31,
	2002	2003	2004	2005	2006	2007	Total	2001

Fixed rate	$2,456	$2,014	$1,223	$656	$355	$225	$6,929	$6,929
Average interest rate	8.23%	8.06%	8.28%	8.25%	8.09%	7.84%
Variable rate	$444	$7,707	$404	$101	$—	$—	$8,656	$8,656
Average interest rate	5.05%	3.66%	5.04%	4.50%	—	—

The difference in maturities of long-term obligations and overall increase in total borrowings principally resulted from our borrowings associated with our acquisition activity and the extension of the maturity date of our revolving credit facility. The average interest rates on these borrowings at December 31, 2002 decreased as compared to December 31, 2001 due to an overall decrease in market rates and repayment of debt at higher average interest rates.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and its subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(f) to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 14, 2003, except for Notes 5 and 13,
   as to which the date is March 26, 2003

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Balance Sheets
December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$13,320	$11,074
Accounts receivable, net of allowance of $3,986 and $3,475, respectively	29,597	28,069
Supplies inventory	3,762	3,298
Deferred income taxes (note 8)	797	537
Prepaid and other current assets	5,688	5,030

Total current assets	53,164	48,008

Long-term receivables and deposits (note 2)	2,969	3,069
Property and equipment, net (notes 3, 5 and 6)	48,862	42,134
Intangible assets, net (notes 2 and 4)	194,819	148,172

Total assets	$299,814	$241,383

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (note 5)	$2,407	$2,900
Accounts payable	5,203	4,348
Accrued salaries and benefits	6,188	4,395
Other accrued liabilities	1,368	1,456
Current income taxes payable	584	—

Total current liabilities	15,750	13,099

Long-term debt (notes 2 and 5)	27,884	12,685
Deferred income taxes (note 8)	9,947	4,983
Minority interest	29,869	25,047
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,548,235 and 20,116,892 shares outstanding, respectively (note 7)	158,585	151,812
Retained earnings	57,779	33,757

Total shareholders’ equity	216,364	185,569

Commitments and contingencies (notes 2, 5, 6, 9 and 11)
Total liabilities and shareholders’ equity	$299,814	$241,383

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Earnings
December 31, 2002, 2001 and 2000
(In thousands, except earnings per share)

	2002	2001	2000

Revenues	$251,525	$202,312	$143,261
Operating expenses:
Salaries and benefits (note 9)	66,332	54,190	39,770
Supply cost	30,060	23,835	16,598
Other operating expenses (note 9)	52,815	42,572	29,445
Depreciation and amortization	9,995	14,426	10,301

Total operating expenses	159,202	135,023	96,114

Operating income	92,323	67,289	47,147
Minority interest	51,096	39,599	27,702
Interest expense, net of interest income of $227, $216 and $230, respectively	1,190	2,844	4,703

Earnings before income taxes	40,037	24,846	14,742
Income tax expense (note 8)	16,015	9,941	5,676

Net earnings	$24,022	$14,905	$9,066

Earnings per common share (note 7):
Basic	$1.18	$0.81	$0.62
Diluted	$1.16	$0.78	$0.60
Weighted average number of shares and share equivalents outstanding (note 7):
Basic	20,390	18,428	14,594
Diluted	20,728	19,021	15,034

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

Balance December 31, 1999	14,547	$62,922	$9,786	$72,708
Issuance of common stock	30	172	—	172
Stock options exercised	162	695	—	695
Tax benefit related to exercise of stock options	—	504	—	504
Net earnings	—	—	9,066	9,066

Balance December 31, 2000	14,739	64,293	18,852	83,145
Issuance of common stock	4,528	76,661	—	76,661
Stock options exercised	850	3,264	—	3,264
Tax benefit related to exercise of stock options	—	7,594	—	7,594
Net earnings	—	—	14,905	14,905

Balance December 31, 2001	20,117	151,812	33,757	185,569
Issuance of common stock	2	66	—	66
Stock options exercised	429	3,218	—	3,218
Tax benefit related to exercise of stock options	—	3,489	—	3,489
Net earnings	—	—	24,022	24,022

Balance December 31, 2002	20,548	$158,585	$57,779	$216,364

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$24,022	$14,905	$9,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	51,096	39,599	27,702
Distributions to minority partners	(49,468)	(38,560)	(27,416)
Depreciation and amortization	9,995	14,426	10,301
Deferred income taxes	4,704	1,409	957
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(575)	(782)	(3,141)
Supplies inventory	(58)	(22)	(182)
Prepaid and other current assets	447	(2,894)	(460)
Other assets	—	—	278
Accounts payable	727	1,647	56
Accrued expenses and other liabilities	5,757	7,445	1,447
Other, net	272	128	(115)

Net cash flows provided by operating activities	46,919	37,301	18,493

Cash flows from investing activities:
Acquisition of interest in surgery centers	(29,443)	(57,589)	(30,714)
Acquisition of property and equipment	(14,489)	(7,007)	(13,457)
(Increase) decrease in long-term receivables	100	(89)	167

Net cash flows used in investing activities	(43,832)	(64,685)	(44,004)

Cash flows from financing activities:
Proceeds from long-term borrowings	27,497	44,861	37,345
Repayment on long-term borrowings	(33,098)	(96,805)	(14,145)
Net proceeds from issuance of common stock	3,284	79,925	695
Proceeds from capital contributions by minority partners	1,491	2,807	704
Financing cost incurred	(15)	(18)	(923)

Net cash flows provided by (used in) financing activities	(841)	30,770	23,676

Net increase (decrease) in cash and cash equivalents	2,246	3,386	(1,835)
Cash and cash equivalents, beginning of year	11,074	7,688	9,523

Cash and cash equivalents, end of year	$13,320	$11,074	$7,688

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

a.     Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51% and up to 67% in certain instances, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or majority member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the partnership or LLC. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

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

f.     Intangible Assets

Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require all business combinations to be accounted for by the purchase method. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

period and reviewed for impairment in accordance with SFAS No. 144 (discussed below). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization provisions of this statement.

The Company fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill, which previously had been amortized over 25 years. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management has determined that the Company has one operating as well as one reportable segment. The Company’s centers each qualify as components of that operating segment and have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. The Company completed the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142.

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following reconciles the reported net earnings per share to that which would have resulted had SFAS No. 142 been applied to the years ended December 31, 2002, 2001 and 2000 (in thousands, except earnings per share):

	2002	2001	2000

Net earnings:
As reported	$24,022	$14,905	$9,066
Goodwill amortization, net of income tax expense	—	3,413	2,408

As adjusted	$24,022	$18,318	$11,474

Basic earnings per share:
As reported	$1.18	$0.81	$0.62
As adjusted	1.18	0.99	0.79
Diluted earnings per share:
As reported	$1.16	$0.78	$0.60
As adjusted	1.16	0.96	0.76

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs of the Company and the entities included in the Company’s consolidated financial statements and non-compete agreements, which are amortized over the term of the related debt as interest expense and the contractual term (five years) of the non-compete agreements as amortization expense, respectively.

g.     Revenue Recognition

Center revenues consist of billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third-party payor, and in limited instances, billing for anesthesia services. Such revenues are recognized when the related surgical procedures are performed. Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid (see note 1 (l)). During the years ended December 31, 2002, 2001 and 2000, approximately 40%, 38%, and 37%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

h.     Income Taxes

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

i.     Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the combined weighted average number of common shares, while diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

j.     Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2002, 2001 and 2000. Disclosure in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” to reflect the pro forma earnings per share as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period is presented below.

The estimated weighted average fair values of the options at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in 2002, 2001 and 2000 were $6.94, $15.23 and $4.65 per share, respectively. In applying the Black – Scholes model, the Company assumed no dividends, an expected life for the options of four years in 2002 and seven years in 2001 and 2000, a forfeiture rate of 15% in 2002 and 3% in 2001 and 2000 and an average risk free interest rate of 4.1%, 4.8% and 6.7% in 2002, 2001 and 2000, respectively. The Company also assumed a volatility rate of 46%, 66% and 70% in 2002, 2001 and 2000, respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the years ended December 31, 2002, 2001 and 2000, net earnings and net earnings per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	2002	2001	2000

Net earnings available to common shareholders:
As reported	$24,022	$14,905	$9,066
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,263)	(4,238)	(959)

Pro forma	$20,759	$10,667	$8,107

Basic earnings per share available to common shareholders:
As reported	$1.18	$0.81	$0.62
Pro forma	1.02	0.58	0.56
Diluted earnings per share available to common shareholders:
As reported	$1.16	$0.78	$0.60
Pro forma	1.00	0.56	0.54

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

k.     Fair Value of Financial Instruments

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed-rate long-term debt, with a carrying value of $3,941,000, is $4,072,000. Management believes that the carrying amounts of variable-rate long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

l.     Use of Estimates

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2002 and 2001, reflect allowances for contractual adjustments of $25,451,000 and $25,069,000, respectively, and allowance for bad debt expense of $3,986,000 and $3,475,000, respectively.

m.     Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of liability for an asset retirement obligation and the associated retirement costs. This statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The implementation of SFAS No. 143 will not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

On August 1, 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. There was no impact on the Company’s results of operations from the adoption of this standard.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN 45 will have on its consolidated financial position and consolidated results of operations. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created in January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not yet determined the impact, if any, the adoption of FIN 46 will have on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Company has included the disclosures in accordance with SFAS No. 148 in Note 1(j).

2.     Acquisitions and Dispositions

a.     Acquisitions

The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in ten, fifteen and nine practice-based surgery centers during 2002, 2001 and 2000, respectively. Consideration paid for the acquired interests consisted of cash, common stock and notes payable at rates ranging from 4.3% in 2002 to 9.5% in 2000, due within 30 days from issuance. Total acquisition price and cost in 2002, 2001 and 2000 was $49,018,000, $47,113,000, and $41,563,000, respectively, of which the Company assigned $47,161,000, $43,929,000, and $38,149,000, respectively, to goodwill. Such amounts in 2002 included an aggregate of $8,403,000 in contingent purchase price payments associated with prior year acquisitions, primarily related to a discontinuance of a proposed rule to update reimbursement by Medicare as discussed below. The goodwill is expected to be fully deductible for tax purposes. At December 31, 2002, the Company had notes payable associated with recent acquisitions of $19,575,000. All notes payable outstanding as of December 31, 2002 were funded in January 2003 through long-term borrowings on our credit facility (see note 5). All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

In May 2002, the Department of Health and Human Services (“DHHS”) listed as a “discontinued action” the June 12, 1998 proposed rule that would update the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would have reduced the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at the Company’s centers. Upon the announcement of the discontinuance of this proposed rule, the Company paid purchase price commitments of $7,742,000 that were

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

contingent on certain outcomes or resolutions of DHHS’s proposed rule. Such amounts are included in the acquisition transaction amounts above.

b.     Pro Forma Information

The unaudited consolidated pro forma results for the years ended December 31, 2002 and 2001, assuming all 2002 and 2001 acquisitions had been consummated on January 1, 2001, are as follows (in thousands, except per share data):

	2002	2001

Revenues	$272,398	$240,722
Net earnings	26,043	16,902
Earnings per common share:
Basic	$1.28	$0.92
Diluted	1.26	0.89
Weighted average number of shares and share equivalents:
Basic	20,390	18,428
Diluted	20,728	19,021

c.     Dispositions

In 2001, the Company sold its interests in two surgery centers and a portion of its interest in a third surgery center. Combined proceeds of these sales approximated the book value of the assets sold and included notes receivable totaling $1,119,000, bearing interest at 7.0%, due in installments through 2005 and secured by the assets of a surgery center and certain personal guarantees by the buyers.

3.     Property and Equipment

Property and equipment at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Land and improvements	$549	$99
Building and improvements	30,705	25,315
Movable equipment	52,928	43,522
Construction in progress	1,502	574

	85,684	69,510
Less accumulated depreciation and amortization	36,822	27,376

Property and equipment, net	$48,862	$42,134

At December 31, 2002, the Company and its partnerships had unfunded construction and equipment purchases of approximately $1,861,000 in order to complete construction in progress.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

4.     Intangible Assets

Amortizable intangible assets at December 31, 2002 and 2001 consist of the following (in thousands):

	2002			2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,026	$881	$145	$1,017	$558	$459
Agreements not to compete	1,000	250	750	1,000	50	950

Total amortizable intangible assets	$2,026	$1,131	$895	$2,017	$608	$1,409

Amortization of intangible assets for the years ended December 31, 2002, 2001 and 2000 was $529,000, $6,066,000 and $4,283,000, respectively. Estimated amortization of intangible assets for the four years subsequent to December 31, 2002 are $345,000, $200,000, $200,000 and $150,000.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Balance, beginning of year	$146,763	$110,640
Goodwill acquired during year	47,161	43,929
Goodwill written off related to sale of business units	—	(2,117)
Amortization	—	(5,689)

Balance, end of year	$193,924	$146,763

5.     Long-term Debt

Long-term debt at December 31, 2002 and 2001 is comprised of the following (in thousands):

	2002	2001

Notes payable at 2.9% (see note 2)	$19,575	$—
$100 million credit agreement at prime or LIBOR plus a spread of 1.5% to 2.25% (average rate of 2.9% at December 31, 2002), due March 2008	4,700	7,300
Other debt at an average rate of 6.0%, due through September 2022	4,358	4,487
Capitalized lease arrangements at an average rate of 7.8%, due through September 2005 (see note 6)	1,658	3,798

	30,291	15,585
Less current portion	2,407	2,900

Long-term debt	$27,884	$12,685

The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement, as most recently amended on March 4, 2003, permits the Company to borrow up to $100,000,000 to finance the Company’s acquisition and

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

development projects at prime rate or LIBOR plus a spread of 1.50% to 2.25% or a combination thereof, provides for a fee of 0.50% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance with all covenants at December 31, 2002.

Certain partnerships and LLCs included in the Company’s consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $6,684,000. The Company and the partners or members have guaranteed payment of the loans in proportion to the relative partnership or membership interests.

Principal payments required on long-term debt in the five years subsequent to December 31, 2002 and thereafter are $2,407,000, $1,396,000, $548,000, $327,000, $348,000 and $25,265,000, respectively. These maturities reflect the funding of notes payable in January 2003 with borrowings under the credit facility and the amended terms of the credit facility.

6.     Leases

The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2017. Future minimum lease payments at December 31, 2002 are as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2003	$1,204	$11,705
2004	547	10,440
2005	11	8,947
2006	—	7,032
2007	—	5,655
Thereafter	—	15,506

Total minimum rentals	1,762	$59,285

Less amounts representing interest at rates ranging from 6.0% to 9.6%	104

Capital lease obligations	$1,658

At December 31, 2002, equipment with a cost of approximately $4,193,000 and accumulated amortization of approximately $1,460,000 was held under capital lease. The Company and the partners have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2002, 2001, and 2000 was approximately $11,323,000, $9,757,000 and $7,126,000, respectively (see note 9).

7.     Shareholders’ Equity

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

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

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

c.     Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2002:
Basic earnings per share:
Net earnings	$24,022	20,390	$1.18
Effect of dilutive securities options	—	338

Diluted earnings per share:
Net earnings	$24,022	20,728	$1.16

For the year ended December 31, 2001:
Basic earnings per share:
Net earnings	$14,905	18,428	$0.81
Effect of dilutive securities options	—	593

Diluted earnings per share:
Net earnings	$14,905	19,021	$0.78

For the year ended December 31, 2000:
Basic earnings per share:
Net earnings	$9,066	14,594	$0.62
Effect of dilutive securities options	—	440

Diluted earnings per share:
Net earnings	$9,066	15,034	$0.60

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

d.     Stock Options

The Company has two stock option plans under which it has granted non-qualified options to purchase shares of common stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2002, 4,217,333 shares were authorized for grant under the two stock option plans and 996,929 shares were available for future option grants. Stock option activity for the three years ended December 31, 2002 is summarized below:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 1999	1,635,804	$5.00
Options granted	377,059	6.82
Options exercised	(161,930)	4.29
Options terminated	(25,054)	7.62

Outstanding at December 31, 2000	1,825,879	5.40
Options granted	793,759	23.90
Options exercised	(849,915)	3.84
Options terminated	(115,961)	14.91

Outstanding at December 31, 2001	1,653,762	14.41
Options granted	502,378	24.95
Options exercised	(429,219)	7.50
Options terminated	(84,680)	20.56

Outstanding at December 31, 2002	1,642,241	$19.13

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$3.00 - $9.00	462,921	5.9	$7.16	295,663	$7.27
9.01 - 15.00	35,118	5.5	9.99	33,452	9.74
15.01 - 21.00	8,333	8.3	19.12	834	18.85
21.01 - 27.00	1,063,371	8.7	24.00	312,114	23.76
27.01 - 31.45	72,498	9.1	28.56	8,755	27.59

$3.00 - $31.45	1,642,241	7.9	$19.13	650,818	$15.59

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

8.     Income Taxes

Total income tax expense for the years ended December 31, 2002, 2001 and 2000 was allocated as follows (in thousands):

	2002	2001	2000

Income from operations	$16,015	$9,941	$5,676
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3,489)	(7,594)	(504)

Total income tax expense	$12,526	$2,347	$5,172

Income tax expense from operations for the years ended December 31, 2002, 2001 and 2000 is comprised of the following (in thousands):

	2002	2001	2000

Current:
Federal	$9,337	$6,848	$3,907
State	1,974	1,684	812
Deferred	4,704	1,409	957

Income tax expense	$16,015	$9,941	$5,676

Income tax expense from operations for the years ended December 31, 2002, 2001 and 2000 differed from the amount computed by applying the U.S. Federal income tax rates of 35%, 35% and 34%, respectively, to earnings before income taxes as a result of the following (in thousands):

	2002	2001	2000

Statutory Federal income tax	$14,013	$8,696	$5,012
State income taxes, net of Federal income tax benefit	2,004	1,066	662
Increase (decrease) in valuation allowance	(58)	58	(9)
Adjustment to beginning-of-the-year net deferred tax liability to reflect 35% U.S. Federal income tax rate	—	73	—
Other	56	48	11

Income tax expense	$16,015	$9,941	$5,676

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Allowance for uncollectible accounts	$906	$546
State net operating losses	7	65
Accrued liabilities and other	160	120

Gross deferred tax assets	1,073	731
Valuation allowance	(7)	(65)

Net deferred tax assets	1,066	666

Deferred tax liabilities:
Property and equipment, principally due to difference in depreciation	624	133
Goodwill, principally due to differences in amortization	9,323	4,850
Prepaid expenses	269	129

Gross deferred tax liabilities	10,216	5,112

Net deferred tax liabilities	$9,150	$4,446

The net deferred tax liability at December 31, 2002 and 2001, is recorded as follows (in thousands):

	2002	2001

Current deferred income tax assets	$797	$537
Noncurrent deferred income tax liability	9,947	4,983

Net deferred tax liability	$9,150	$4,446

The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

9. Related Party Transactions

The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $6,963,000, $5,937,000 and $3,898,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company reimburses certain of its limited partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $23,512,000, $21,114,000 and $15,660,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company receives capitated reimbursement at one of its centers from a non-physician minority partner associated with the center. Total capitated revenue received was approximately $1,320,000, $1,337,000 and $1,447,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

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

10.     Employee Benefit Programs

As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of AmSurg Corp. and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $94,000, $81,000 and $76,000, respectively, and vest incrementally over four years.

As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. Employer contributions to this plan for the years ended December 31, 2002, 2001 and 2000 were approximately $446,000, $387,000 and $193,000, respectively.

11.     Commitments and Contingencies

The Company and its partnerships are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies certain officers and directors for actions taken on behalf of the Company and its partnerships. Management is not aware of any claims against it or its partnerships which would have a material financial impact.

The Company or its wholly owned subsidiaries, as general partners in the limited partnerships, are responsible for all debts incurred but unpaid by the partnership. As manager of the operations of the partnership, the Company has the ability to limit its potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law which would prohibit the physicians’ current form of ownership in the partnerships or LLCs, the Company is obligated to purchase the physicians’ interests in the partnerships or LLCs. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership agreements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

12.     Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Cash paid during the year for:
Interest	$1,071	$3,171	$4,507
Income taxes, net of refunds	5,983	3,350	3,376
Noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	107	1,440	1,967
Notes received for sale of a partnership interest	—	1,119	—
Effect of acquisitions:
Assets acquired, net of cash	51,805	50,296	45,090
Liabilities assumed	(2,787)	(3,183)	(4,008)
Issuance of common stock	—	—	(50)
Notes payable and other obligations	(19,575)	10,476	(10,318)

Payment for assets acquired	$29,443	$57,589	$30,714

13.     Subsequent Events

In February 2003, the Company announced that its Board of Directors authorized a stock repurchase program for up to $25,000,000 of the Company’s outstanding shares of common stock over the subsequent 18 months, which the Company intends to fund through borrowings under its credit facility.

In March 2003, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $9,620,000.

Item 8. Financial Statements and Supplementary Data – (continued)

Quarterly Statement of Earnings Data

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2001 and 2002. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The results of operations for 2002 reflect the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

	2001				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenues	$45,139	$49,474	$51,582	$56,117	$58,290	$61,713	$63,280	$68,242
Earnings before income taxes	4,475	6,182	6,578	7,611	8,954	9,813	10,369	10,901
Net earnings	2,685	3,709	3,944	4,567	5,372	5,888	6,221	6,541
Diluted earnings per common share	$0.17	$0.19	$0.19	$0.22	$0.26	$0.28	$0.30	$0.31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, under the caption “Stock Ownership,” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive officers of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003, under the caption “Stock Ownership,” is incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of a date within ninety days before the filing date of this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements: See Item 8 herein.

(2)	Financial Statement Schedules:
	Independent Auditors’ Report	S-1
	Schedule II – Valuation and Qualifying Accounts	S-2
(All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.)

(3)	Exhibits: See the exhibit listing set forth below.

(b)	Reports on Form 8-K

AmSurg filed reports issued on Form 8-K dated October 8, 2002 and December 13, 2002, which included, pursuant to Items 7 and 9, press releases issued on October 8, 2002 and December 13, 2002, respectively.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

3.2		Second Amended and Restated Bylaws of AmSurg (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, File No. 333-81880 (filed with the Commission on January 31, 2002))

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.3		First Amendment to Amended and Restated Revolving Credit Agreement, dated June 22, 2001, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions

10.4		Second Amendment to Amended and Restated Revolving Credit Agreement, dated February 5, 2003, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions

10.5		Third Amendment to Amended and Restated Revolving Credit Agreement, dated March 4, 2003, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions

10.6		Form of Revolving Credit Note, each dated as of May 5, 2000, by and between AmSurg and the lenders listed on the schedule attached thereto (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2000)

10.7	*	1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.8	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Appendix A to AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2002 (filed with the Commission on April 17, 2002))

10.9	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.10	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

(3) Exhibits

Exhibit		Description

10.11	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.12		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.13		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.14	*	Supplemental Executive Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2000)

21		Subsidiaries of AmSurg

23		Consent of Independent Auditors

24		Power of Attorney (appears on page 52)

99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan, contract or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

March 28, 2003	By:	/s/ Ken P. McDonald Ken P. McDonald (President and Chief Executive Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken P. McDonald Ken P. McDonald	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ Claire M. Gulmi Claire M. Gulmi	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ Thomas G. Cigarran Thomas G. Cigarran	Chairman of the Board	March 28, 2003

/s/ James A. Deal James A. Deal	Director	March 28, 2003

/s/ Steven I. Geringer Steven I. Geringer	Director	March 28, 2003

/s/ Debora A. Guthrie Debora A. Guthrie	Director	March 28, 2003

/s/ Henry D. Herr Henry D. Herr	Director	March 28, 2003

/s/ Bergein F. Overholt, M.D. Bergein F. Overholt, M.D.	Director	March 28, 2003

Certifications

I, Ken P. McDonald, certify that:

1.	I have reviewed this annual report on Form 10-K of AmSurg Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Ken P. McDonald Ken P. McDonald President and Chief Executive Officer

Certifications

I, Claire M. Gulmi, certify that:

1.	I have reviewed this annual report on Form 10-K of AmSurg Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Claire M. Gulmi Claire M. Gulmi Senior Vice President and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated financial statements of AmSurg Corp. (the “Company”) as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, and have issued our report thereon dated February 14, 2003, except for Notes 5 and 13, as to which the date is March 26, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company changing its method of accounting for goodwill and other intangible assets, and is included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 14, 2003

S-1

AmSurg Corp.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Cost and	Other	Deductions	End of
	of Period	Expenses	Accounts (1)	(2)	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:
Year ended December 31, 2002	$3,475	$8,611	$253	$8,353	$3,986

Year ended December 31, 2001	$2,506	$6,479	$643	$6,153	$3,475

Year ended December 31, 2000	$2,265	$3,629	$333	$3,721	$2,506

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Notes to the Consolidated Financial Statements – Note 2.”

(2)	Charge-off against allowance.

S-2