Form 10-Q
period 2003-03-31
AMSURG CORP
filed 2003-05-14
CIK 895930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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

Yes [X]       No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [  ]

     As of May 13, 2003 there were outstanding 19,734,659 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2003 (unaudited) and December 31, 2002
(Dollars in thousands)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$13,189	$13,320
Accounts receivable, net of allowance of $4,597 and $3,986, respectively	31,846	29,597
Supplies inventory	3,840	3,762
Deferred income taxes	797	797
Prepaid and other current assets	4,582	5,688

Total current assets	54,254	53,164
Long-term receivables and deposits	2,940	2,969
Property and equipment, net	50,214	48,862
Intangible assets, net	204,647	194,819

Total assets	$312,055	$299,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,299	$2,407
Accounts payable	4,151	5,203
Accrued salaries and benefits	3,517	6,188
Other accrued liabilities	1,431	1,368
Current income taxes payable	3,347	584

Total current liabilities	14,745	15,750
Long-term debt	30,134	27,884
Deferred income taxes	11,417	9,947
Minority interest	32,114	29,869
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,570,393 and 20,548,235 shares outstanding, respectively	158,863	158,585
Retained earnings	64,782	57,779

Total shareholders’ equity	223,645	216,364

Total liabilities and shareholders’ equity	$312,055	$299,814

See accompanying notes to the unaudited consolidated financial statements.

Item 1.  Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,

	2003	2002

Revenues	$71,060	$58,290
Operating expenses:
Salaries and benefits	18,475	15,294
Supply cost	8,310	7,155
Other operating expenses	15,101	12,743
Depreciation and amortization	2,692	2,347

Total operating expenses	44,578	37,539

Operating income	26,482	20,751
Minority interest	14,513	11,447
Interest expense, net of interest income	299	350

Earnings before income taxes	11,670	8,954
Income tax expense	4,667	3,582

Net earnings	$7,003	$5,372

Earnings per common share:
Basic	$0.34	$0.27
Diluted	$0.34	$0.26
Weighted average number of shares and share equivalents outstanding:
Basic	20,555	20,140
Diluted	20,772	20,503

See accompanying notes to the unaudited consolidated financial statements.

Item 1.  Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$7,003	$5,372
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	14,513	11,447
Distributions to minority partners	(12,941)	(11,318)
Depreciation and amortization	2,692	2,347
Deferred income taxes	1,470	1,150
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,249)	(903)
Supplies inventory	(62)	120
Prepaid and other current assets	1,106	952
Accounts payable	(1,066)	(104)
Accrued expenses and other liabilities	205	838
Other, net	(80)	33

Net cash flows provided by operating activities	10,591	9,934
Cash flows from investing activities:
Acquisition of interest in surgery centers	(9,723)	(753)
Acquisition of property and equipment	(2,740)	(1,655)
(Increase) decrease in long-term receivables	45	(49)

Net cash flows used in investing activities	(12,418)	(2,457)
Cash flows from financing activities:
Proceeds from long-term borrowings	29,503	1,800
Repayment on long-term borrowings	(27,743)	(10,055)
Net proceeds from issuance of common stock	171	638
Proceeds from capital contributions by minority partners	248	189
Financing cost incurred	(483)	(2)

Net cash flows provided by (used in) financing activities	1,696	(7,430)

Net increase (decrease) in cash and cash equivalents	(131)	47
Cash and cash equivalents, beginning of period	13,320	11,074

Cash and cash equivalents, end of period	$13,189	$11,121

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

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2003 and December 31, 2002, reflect allowances for contractual adjustments of $27,145,000 and $25,451,000, respectively, and allowances for bad debt expense of $4,597,000 and $3,986,000, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the three months ended March 31, 2003 and 2002, approximately 41% and 39%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1.  Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(4)    Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three months ended March 31, 2003 and 2002. Disclosure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to reflect the pro forma earnings per share as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period is presented below.

The estimated weighted average fair values of the options granted during the three months ended March 31, 2003 and 2002 at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 in were $6.13 and $6.94 per share, respectively. In applying the Black–Scholes model, the Company assumed no dividends, an expected life for the options of four years, a forfeiture rate of 15% and an average risk free interest rate of 3.0% and 4.1% for the three months ended March 31, 2003 and 2002, respectively. The Company also assumed a volatility rate of 47% and 46% for the three months ended March 31, 2003 and 2002, respectively. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the three months ended March 31, 2003 and 2002, net earnings and net earnings per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2003	2002

Net earnings available to common shareholders:
As reported	$7,003	$5,372
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	742	816

Pro forma	$6,261	$4,556

Basic earnings per share available to common shareholders:
As reported	$0.34	$0.27
Pro forma	$0.30	$0.23
Diluted earnings per share available to common shareholders:
As reported	$0.34	$0.26
Pro forma	$0.30	$0.22

Item 1.  Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(5)    Intangible Assets

Amortizable intangible assets at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,509	$911	$598	$1,026	$881	$145
Agreements not to compete	1,000	300	$700	1,000	250	750

Total amortizable intangible assets	$2,509	$1,211	$1,298	$2,026	$1,131	$895

Estimated amortization of intangible assets for the remainder of 2003 and the following three years and thereafter is $241,000, $322,000, $322,000, $272,000 and $141,000, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Balance, beginning of period	$193,924	$146,763
Goodwill acquired during period	9,425	790

Balance, end of period	$203,349	$147,553

(6)    Long-term Debt

The Company’s revolving credit facility as amended on March 4, 2003 permits the Company to borrow up to $100,000,000 to finance its acquisitions and development projects and stock repurchase program at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.0% to 2.25% or a combination thereof, provides for a fee of 0.50% of unused commitments, prohibits the payment of dividends and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At March 31, 2003, the Company had $26,700,000 outstanding under its revolving credit facility and was in compliance with all covenants.

(7)    Acquisitions and Other Transactions

In the three months ended March 31, 2003, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center. The amount paid for the acquisition and other acquisition costs was $9,723,000.

(8)    Commitments and Contingencies

The Company and its partnerships and LLCs are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its partnerships and LLCs. Management is not aware of any claims against it or its partnerships or LLCs which would have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

In the event of a change in current law which would prohibit the physicians’ current form of ownership in the partnerships or LLCs, the Company is obligated to purchase the physicians’ interests in the partnerships or LLCs. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership or operating agreements.

(9)    Subsequent Events

In January 2003, the Company’s Board of Directors authorized a stock repurchase program which allows the Company to purchase up to $25,000,000 of its common stock through August 2004. Subsequent to March 31, 2003, the Company purchased and retired 845,200 shares of the Company’s common stock at an aggregate purchase price of $21,243,000 under this program, which was funded primarily through borrowings under its credit facility.

(10)    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of liability for an asset retirement obligation and the associated retirement costs. This statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The implementation of SFAS No. 143 did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not create or obtain an interest in any variable interest entities that contain the characteristics addressed in FIN 46 during the three months ended March 31, 2003.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of March 31, 2003, we owned a majority interest (51% or greater) in 107 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three months ended March 31, 2003 and 2002. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended
	March 31,

	2003	2002

Centers in operation, beginning of the period	107	95
New center acquisitions placed in operation	1	—
New development centers placed in operation	—	—
Centers closed (1)	(1)	—

Centers in operation, end of the period	107	95

Centers under development, end of period	11	5
Development centers awaiting CON approval, end of period	—	2
Average number of centers in operation, during period	106	95
Centers under letter of intent, end of period	4	4

(1)	We closed a center in conjunction with the expiration of its real estate lease. This center operated in conjunction with a continuing operating center owned by the same limited liability company.

Of the surgery centers in operation as of March 31, 2003, 61 centers perform gastrointestinal endoscopy procedures, 38 centers perform ophthalmology surgery procedures, three centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2003 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of same-center revenue growth of 9% to 11%.

While we generally own 51% of the entities that own the surgery centers, and up to 67% in certain instances, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

Sources of Revenues

Substantially all of our revenue is derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual allowances from third-party payors.

Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 41% and 39% of our revenues in the three months ended March 31, 2003 and 2002, respectively, from governmental

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2002.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is directly impacted by the increase in the number of surgery centers in operation through either acquisitions or development and the growth in procedure volume at existing centers. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, marketing activities, increased market share of the associated medical practices of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center.

Expenses directly related to such procedures include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is more directly associated with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs which are more fixed in nature, such as lease expense, insurance premiums, legal fees, property taxes, utilities and depreciation and amortization.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.0	26.2
Supply cost	11.7	12.3
Other operating expenses	21.3	21.9
Depreciation and amortization	3.8	4.0

Total operating expenses	62.8	64.4

Operating income	37.2	35.6
Minority interest	20.4	19.6
Interest expense, net of interest income	0.4	0.6

Earnings before income taxes	16.4	15.4
Income tax expense	6.5	6.2

Net earnings	9.9%	9.2%

Revenues increased $12.8 million, or 22%, to $71.1 million in the three months ended March 31, 2003 from $58.3 million in the 2002 comparable period, primarily due to the following two factors:

•	12 additional surgery centers in operation at March 31, 2003, primarily resulting from acquisitions, with an average number of centers in operation of 106 throughout the first three months of 2003 compared to 95 in the comparable 2002 period; and

•	Same-center procedure growth resulting in 9% revenue growth (94 centers included in the same-center group).

The additional surgery centers in operation and same-center procedure growth resulted in a 20% increase in procedure volume in the three months ended March 31, 2003 over the 2002 comparable period. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 21% to $18.5 million in the three months ended March 31, 2003 from $15.3 million in the comparable 2002 period.

Supply cost was $8.3 million in the three months ended March 31, 2003, an increase of $1.2 million, or 16%, over supply cost in the comparable 2002 period. This increase resulted primarily from the additional procedure volume.

Other operating expenses increased $2.4 million to $15.1 million, or 19%, in the three months ended March 31, 2003 over the comparable 2002 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $300,000, or 15%, in the three months ended March 31, 2003 over the comparable 2002 period, primarily due to additional equipment and leasehold improvements at the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2003 primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance cost and scheduled property rent increases

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

at our existing centers. Typically a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At March 31, 2003, we had 11 centers under development and two centers that had been open for less than one year.

Minority interest in earnings in the three months ended March 31, 2003 increased $3.1 million, or 27%, over the comparable 2002 period, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that our minority partners participate in the increased profitability of our centers. Additionally, nearly all of the acquired and developed centers in operation since March 31, 2001 have a 49% minority ownership, which diluted the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense decreased $100,000 in the three months ended March 31, 2003, or 15%, from the comparable 2002 period primarily due to slightly lower average interest rates and average outstanding debt balances in the 2003 period.

We recognized income tax expense of $4.7 million in the three months ended March 31, 2003 compared to $3.6 million in the comparable 2002 period. Our effective tax rate in both periods was 40% of net earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At March 31, 2003, we had working capital of $39.5 million compared to $35.1 million at March 31, 2002. Operating activities for the three months ended March 31, 2003 generated $10.6 million in cash flow from operations compared to $9.9 million in the comparable 2002 period. The increase in operating cash flow activity resulted primarily from an additional $1.6 million in net earnings resulting from additional centers in operation and growth in same-center revenue. Cash and cash equivalents at March 31, 2003 and 2002 were $13.2 million and $11.1 million, respectively.

During the three months ended March 31, 2003, we used approximately $9.7 million to acquire an interest in a surgery center and pay other acquisition costs. In addition, we made total capital expenditures of $2.7 million, including $400,000 for new start-up surgery centers and $2.3 million for new or replacement property at existing centers. We used our cash flow from operations to fund approximately 85% of our acquisition and capital expenditures. We received approximately $200,000 from capital contributions from our minority partners to fund their proportionate share of development activity. At March 31, 2003, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During the three months ended March 31, 2003, we had net borrowings on long-term debt of $1.8 million. At March 31, 2003, we had $26.7 million outstanding under our revolving credit facility, as most recently amended on March 4, 2003, which permits us to borrow up to $100.0 million to finance our acquisition and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.50% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at March 31, 2003. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies. We incurred approximately $500,000 in deferred financing fees during the three months ended March 31, 2003, primarily associated with our amended revolving credit facility.

During the three months ended March 31, 2003, we received approximately $200,000 from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was $100,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

In January 2003, our Board of Directors authorized a stock repurchase program which allows us to purchase up to $25.0 million of our common stock through August 2004. Subsequent to March 31, 2003, we purchased and retired 845,200 shares of our common stock at an aggregate purchase price of $21.2 million under this program, which was funded primarily through borrowings under our credit facility.

A purchase price obligation of $1.3 million related to a prior year acquisition remains contingent at March 31, 2003, and is not currently reflected in our financial statements. We expect to fund such obligation, if such obligation becomes due, with borrowings under our revolving credit facility or from operating cash flow.

In August 2002, the Office of Inspector General published its work plan for the 2003 fiscal year. The work plan identified several projects related to our industry, including a project identified as “Financial Arrangements Between Physicians and Ambulatory Surgical Centers.” This project will focus on determining if physician ownership in ambulatory surgery centers affects utilization and the cost of outpatient surgeries. While we believe physician ownership of ambulatory surgery centers as structured within our partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that the outcome of this work plan project would not generate legislative or regulatory changes that would have an adverse impact on us or obligate us to purchase some or all of the minority interests of the physician entities affiliated with us as prescribed in our partnership and operating agreements.

Foregoing any significant adverse impact on our future operating results, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for the next five years to conduct our business and further implement our growth strategy.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of liability for an asset retirement obligation and the associated retirement costs. This statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset, except for certain obligations of lessees. The implementation of SFAS No. 143 did not have a material effect on our consolidated financial position or consolidated results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial position or consolidated results of operations.

In November 2002, the FASB issued Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The initial recognition and measurement provision of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on our consolidated financial position or consolidated results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations–(continued)

to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not create or obtain an interest in any variable interest entities that contain the characteristics addressed in FIN 46 during the three months ended March 31, 2003.

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

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

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

During the quarter ended March 31, 2003, we filed a report on Form 8-K, dated February 6, 2003, to report pursuant to Items 7 and 9 a press release issued on February 5, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: May 14, 2003	By:	/s/ Claire M. Gulmi

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

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Claire M. Gulmi

Claire M. Gulmi
Senior Vice President and Chief Financial Officer