Form 10-Q
period 2003-06-30
AMSURG CORP
filed 2003-08-13
CIK 895930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

Yes [X] No [  ]

     As of August 13, 2003 there were outstanding 19,892,950 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1. Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
June 30, 2003 (unaudited) and December 31, 2002
(Dollars in thousands)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$12,968	$13,320
Accounts receivable, net of allowance of $4,794 and $3,986, respectively	32,179	29,597
Supplies inventory	4,039	3,762
Deferred income taxes	797	797
Prepaid and other current assets	4,923	5,688

Total current assets	54,906	53,164
Long-term receivables and deposits	2,908	2,969
Property and equipment, net	52,005	48,862
Intangible assets, net	204,585	194,819

Total assets	$314,404	$299,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,136	$2,407
Accounts payable	4,570	5,203
Accrued salaries and benefits	4,870	6,188
Other accrued liabilities	1,568	1,368
Current income taxes payable	—	584

Total current liabilities	13,144	15,750
Long-term debt	45,445	27,884
Deferred income taxes	12,617	9,947
Minority interest	31,864	29,869
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 19,812,773 and 20,548,235 shares issued and outstanding, respectively	139,215	158,585
Retained earnings	72,119	57,779

Total shareholders’ equity	211,334	216,364

Total liabilities and shareholders’ equity	$314,404	$299,814

See accompanying notes to the unaudited consolidated financial statements.

Item 1.  Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2003 and 2002
(In thousands, except earnings per common share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$74,247	$61,713	$145,307	$120,003
Operating expenses:
Salaries and benefits	19,397	15,876	37,872	31,170
Supply cost	8,597	7,178	16,907	14,333
Other operating expenses	15,359	13,552	30,460	26,295
Depreciation and amortization	3,009	2,340	5,701	4,687

Total operating expenses	46,362	38,946	90,940	76,485

Operating income	27,885	22,767	54,367	43,518
Minority interest	15,223	12,685	29,736	24,132
Interest expense, net of interest income	433	269	732	619

Earnings before income taxes	12,229	9,813	23,899	18,767
Income tax expense	4,892	3,925	9,559	7,507

Net earnings	$7,337	$5,888	$14,340	$11,260

Earnings per common share:
Basic	$0.37	$0.29	$0.71	$0.56
Diluted	$0.36	$0.28	$0.70	$0.55
Weighted average number of shares and share equivalents outstanding:
Basic	19,848	20,375	20,202	20,258
Diluted	20,164	20,766	20,468	20,634

See accompanying notes to the unaudited consolidated financial statements.

Item 1.  Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2003 and 2002
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$14,340	$11,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	29,736	24,132
Distributions to minority partners	(28,607)	(23,463)
Depreciation and amortization	5,701	4,687
Deferred income taxes	2,670	2,350
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,564)	(266)
Supplies inventory	(243)	32
Prepaid and other current assets	765	1,638
Accounts payable	(647)	554
Accrued expenses and other liabilities	(1,095)	(422)
Other, net	(41)	51

Net cash flows provided by operating activities	20,015	20,553
Cash flows from investing activities:
Acquisition of interest in surgery centers	(9,730)	(12,901)
Acquisition of property and equipment	(7,502)	(7,414)
(Increase) decrease in long-term receivables	66	(225)

Net cash flows used in investing activities	(17,166)	(20,540)
Cash flows from financing activities:
Proceeds from long-term borrowings	54,520	12,519
Repayment on long-term borrowings	(37,612)	(15,274)
Net proceeds from issuance of common stock	1,141	2,525
Repurchase of common stock	(21,243)	—
Proceeds from capital contributions by minority partners	486	919
Financing cost incurred	(493)	(2)

Net cash flows provided by (used in) financing activities	(3,201)	687

Net increase (decrease) in cash and cash equivalents	(352)	700
Cash and cash equivalents, beginning of period	13,320	11,074

Cash and cash equivalents, end of period	$12,968	$11,774

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2003 and December 31, 2002, reflect allowances for contractual adjustments of $26,499,000 and $25,451,000, respectively, and allowances for bad debt expense of $4,794,000 and $3,986,000, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the six months ended June 30, 2003 and 2002, approximately 41% and 39%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1.  Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(4) Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three and six months ended June 30, 2003 and 2002. Disclosure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to reflect the pro forma earnings per share as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period is presented below.

The estimated weighted average fair values of the options granted at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 during the three and six months ended June 30, 2003 were $6.65 and $6.16 per share, respectively, and $6.94 per share during the three and six months ended June 30, 2002. In applying the Black-Scholes model, the Company assumed no dividends, an expected life for the options of four years, a forfeiture rate of 15% and an average risk free interest rate of 2.6% and 3.0% for the three and six months ended June 30, 2003, respectively, and 4.1% for the three and six months ended June 30, 2002. The Company also assumed a volatility rate of 46% for the three and six months ended June 30, 2003 and 2002. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the three and six months ended June 30, 2003 and 2002, net earnings and net earnings per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings available to common shareholders:
As reported	$7,337	$5,888	$14,340	$11,260
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	761	816	1,503	1,632

Pro forma	$6,576	$5,072	$12,837	$9,628

Basic earnings per share available to common shareholders:
As reported	$0.37	$0.29	$0.71	$0.56
Pro forma	$0.33	$0.25	$0.64	$0.48
Diluted earnings per share available to common shareholders:
As reported	$0.36	$0.28	$0.70	$0.55
Pro forma	$0.33	$0.24	$0.63	$0.47

Item 1.  Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(5) Intangible Assets

Amortizable intangible assets at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,519	$942	$577	$1,026	$881	$145
Agreements not to compete	1,000	350	650	1,000	250	750

Total amortizable intangible assets	$2,519	$1,292	$1,227	$2,026	$1,131	$895

Estimated amortization of intangible assets for the remainder of 2003 and the following three years and thereafter is $163,000, $324,000, $323,000, $273,000 and $144,000, respectively.

The changes in the carrying amount of goodwill for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance, beginning of period	$203,349	$147,553	$193,924	$146,763
Goodwill acquired during period	9	11,816	9,434	12,606

Balance, end of period	$203,358	$159,369	$203,358	$159,369

(6) Long-term Debt

The Company’s revolving credit facility as amended on March 4, 2003 permits the Company to borrow up to $100,000,000 to finance its acquisitions and development projects and stock repurchase program at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.0% to 2.25% or a combination thereof, provides for a fee of 0.50% of unused commitments, prohibits the payment of dividends and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At June 30, 2003, the Company had $42,500,000 outstanding under its revolving credit facility and was in compliance with all covenants.

(7) Shareholders’ Equity

In January 2003, the Company’s Board of Directors authorized a stock repurchase program which allows the Company to purchase up to $25,000,000 of its common stock through August 2004. As of June 30, 2003, the Company had purchased and retired 845,200 shares of the Company’s common stock at an aggregate purchase price of $21,243,000 under this program, which was funded primarily through borrowings under its credit facility.

(8) Acquisitions and Other Transactions

In the six months ended June 30, 2003, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center. The amount paid for the acquisition and other acquisition costs was $9,730,000.

Item 1.  Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(9) Commitments and Contingencies

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

In the event of a change in current law which would prohibit the physicians’ current form of ownership in the partnerships or LLCs, the Company is obligated to purchase the physicians’ interests in the partnerships or LLCs. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership or operating agreement.

(10) Subsequent Events

In July 2003, the Company, through wholly owned subsidiaries and in separate transactions, acquired majority interests in two physician practice-based surgery centers for approximately $13,500,000.

(11) Recent Accounting Pronouncements

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

Item 1.  Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not create or obtain an interest in any variable interest entities that contain the characteristics addressed in FIN 46 during the six months ended June 30, 2003.

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

Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the following, as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to generate and manage growth;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;

•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;

•	our ability to minimize start-up losses of our development centers;

•	our ability to maintain favorable relations with our physician partners;

•	changes in the medical staff at our centers;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare and Medicaid Services;

•	risks of legislative or regulatory changes that would establish uniform rates for outpatient surgical services, regardless of setting;

•	risks associated with our status as a general partner of the limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill, as well as potential losses on disposal of goodwill associated with a disposition of an individual center;

•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of June 30, 2003, we owned a majority interest (51% or greater) in 107 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three and six months ended June 30, 2003 and 2002. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Centers in operation, beginning of the period	107	95	107	95
New center acquisitions placed in operation	—	2	1	2
New development centers placed in operation	—	—	—	—
Centers closed (1)	—	—	(1)	—

Centers in operation, end of the period	107	97	107	97

Centers under development, end of period	12	5	12	5
Development centers awaiting CON approval, end of period	—	3	—	3
Average number of centers in operation, during period	107	96	107	95
Centers under letter of intent, end of period	5	8	5	8

(1)	We closed a center upon the expiration of its real estate lease. This center operated in conjunction with a center that will continue in operation and is owned by the same limited liability company.

Of the surgery centers in operation as of June 30, 2003, 61 centers perform gastrointestinal endoscopy procedures, 38 centers perform ophthalmology surgery procedures, three centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our annual growth targets for 2003 include the acquisition or development of 12 to 15 surgery centers and the achievement of same-center revenue growth of 6% to 8%.

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

Practice-based ambulatory surgery centers such as those in which we own a majority interest depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 41% and 39% of our revenues in the six months ended June 30, 2003 and 2002, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain consolidated statements of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.1	25.7	26.1	26.0
Supply cost	11.6	11.6	11.6	11.9
Other operating expenses	20.7	22.0	21.0	21.9
Depreciation and amortization	4.0	3.8	3.9	3.9

Total operating expenses	62.4	63.1	62.6	63.7

Operating income	37.6	36.9	37.4	36.3
Minority interest	20.5	20.6	20.5	20.1
Interest expense, net of interest income	0.6	0.4	0.5	0.5

Earnings before income taxes	16.5	15.9	16.4	15.7
Income tax expense	6.6	6.4	6.5	6.3

Net earnings	9.9%	9.5%	9.9%	9.4%

Revenues increased $12.5 million and $25.3 million, or 20% and 21%, to $74.2 million and $145.3 million in the three and six months ended June 30, 2003, respectively, from $61.7 million and $120.0 million in the comparable 2002 periods, primarily due to the following two factors:

•	Ten additional surgery centers in operation at June 30, 2003, primarily resulting from acquisitions, with an average number of centers in operation of 107 throughout the three and six months ended June 30, 2003, respectively, compared to 96 and 95 in the comparable 2002 periods, respectively; and

•	Same-center procedure growth resulting in 6% and 7% revenue growth in the three and six months ended June 30, 2003, respectively (94 centers included in the same-center group).

Our same center revenue growth percentage was less than we have experienced in recent quarters primarily due to seven centers that are experiencing physician transition issues. For most of these centers, the related physician partners are actively recruiting replacement physicians, who we anticipate will utilize the respective centers.

Due to additional centers in operation and same-center procedure growth, procedure volume grew 17% to 135,280 and 18% to 265,164 in the three and six months ended June 30, 2003, respectively, over the 2002 comparable periods. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 22% and 21% to $19.4 million and $37.9 million in the three and six months ended June 30, 2003, respectively, from $15.9 million and $31.2 million in the comparable 2002 periods.

Supply cost was $8.6 million and $16.9 million in the three and six months ended June 30, 2003, respectively, an increase of $1.4 million and $2.6 million, or 20% and 18%, respectively, over supply cost in the comparable 2002 periods. This increase resulted primarily from the additional procedure volume.

Other operating expenses increased $1.8 million, or 13%, to $15.4 million, in the three months ended June 30, 2003 over the comparable 2002 period and $4.2 million, or 16%, to $30.5 million, in the six months ended June 30, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

over the comparable 2002 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $700,000 and $1.0 million, or 29% and 22%, in the three and six months ended June 30, 2003, respectively, over the comparable 2002 periods, primarily due to additional equipment and leasehold improvements at the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2003, primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance costs and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At June 30, 2003, we had 12 centers under development and two centers that had been open for less than one year.

Minority interest in earnings in the three and six months ended June 30, 2003 increased $2.5 million and $5.6 million, or 20% and 23%, respectively, over the comparable 2002 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest remained relatively flat between the 2003 and 2002 periods.

Interest expense increased $200,000 and $100,000, or 61% and 18%, in the three and six months ended June 30, 2003, respectively, from the comparable 2002 periods, primarily due to additional long-term debt outstanding during the 2003 periods.

We recognized income tax expense of $4.9 million and $9.6 million in the three and six months ended June 30, 2003, respectively, compared to $3.9 million and $7.5 million in the comparable 2002 periods. Our effective tax rate in both periods was 40% of net earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At June 30, 2003, we had working capital of $41.8 million compared to $31.5 million at June 30, 2002. Operating activities for the six months ended June 30, 2003 generated $20.0 million in cash flow from operations compared to $20.6 million in the comparable 2002 period. While net earnings contributed an additional $3.1 million to operating cash flow in the 2003 period over the 2002 period, cash flow from operations was relatively flat between the two periods, primarily because tax benefits received from exercises of stock options decreased $2.0 million in the 2003 period. Cash and cash equivalents at June 30, 2003 and 2002 were $13.0 million and $11.8 million, respectively.

During the six months ended June 30, 2003, we used approximately $9.7 million to acquire an interest in a surgery center and pay other acquisition costs. In addition, we made total capital expenditures of $7.5 million, including $1.9 million for new start-up surgery centers and $5.6 million for new or replacement property at existing centers and center renovations. We used our cash flow from operations to fund our acquisition and capital expenditures. We received approximately $500,000 from capital contributions from our minority partners to fund their proportionate share of development activity. At June 30, 2003, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.6 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During the six months ended June 30, 2003, we had net borrowings on long-term debt of $16.9 million, primarily due to the stock repurchase program described below. At June 30, 2003, we had $42.5 million outstanding under our revolving credit facility, which permits us to borrow up to $100.0 million to finance our acquisition and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.50% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at June 30, 2003. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries and our membership interests in the limited liability companies. We incurred approximately

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

$500,000 in deferred financing fees during the six months ended June 30, 2003, primarily associated with our credit facility.

During the six months ended June 30, 2003, we received approximately $1.1 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $700,000.

In January 2003, our Board of Directors authorized a stock repurchase program that allows us to purchase up to $25.0 million of our common stock through August 2004. As of June 30, 2003, we had purchased and retired 845,200 shares of our common stock at an aggregate purchase price of $21.2 million under this program, which was funded primarily through borrowings under our credit facility.

A purchase price obligation of $1.3 million related to a prior year acquisition remains contingent at June 30, 2003, and is not currently reflected in our financial statements. We expect to fund that obligation, if it becomes due, with borrowings under our revolving credit facility or from operating cash flow.

In August 2002, the Office of Inspector General published its work plan for the 2003 fiscal year. The work plan identified several projects related to our industry, including a project identified as “Financial Arrangements Between Physicians and Ambulatory Surgical Centers.” This project is expected to focus on determining if physician ownership in ambulatory surgery centers affects utilization and the cost of outpatient surgeries. While we believe physician ownership of ambulatory surgery centers as structured within our partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that the outcome of this work plan project, if completed, will not generate legislative or regulatory changes that would have an adverse impact on us or obligate us to purchase some or all of the minority interests of the physician entities affiliated with us as prescribed in our partnership and operating agreements.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not create or obtain an interest in any variable interest entities that contain the characteristics addressed in FIN 46 during the six months ended June 30, 2003.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of our evaluation. There were no significant deficiencies or material weaknesses identified, and therefore no corrective actions were taken.

Part II

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Shareholders held on May 22, 2003, the following members were elected to the Board of Directors by the vote set forth below:

	Votes	Votes
	For	Withheld

Thomas G. Cigarran, Class III Director	13,880,898	4,525,210
Debora A. Guthrie, Class III Director	17,022,858	1,383,250
Bergein F. Overholt, M.D., Class III Director	13,424,103	4,982,005

     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his term expires:

Term
Expires

James A. Deal, Class I Director	2004
Steven I. Geringer, Class I Director	2004
Henry D. Herr, Class II Director	2005
Ken P. McDonald, Class II Director	2005

     Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes
	For	Against	Withheld

Approval of an amendment to our 1997 Stock Incentive Plan to increase the number of shares reserved for issuance under the the plan from 3,290,000 to 4,290,000	15,801,522	2,568,550	36,036
Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2003	17,869,497	532,231	4,380

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	4	First Amendment to Second Amended and Restated Rights Agreement between AmSurg and SunTrust Bank, Atlanta

	11	Earnings Per Share

	31.1	Certification pursuant to Rule 13a-14(a)

	31.2	Certification pursuant to Rule 13a-14(a)

	32.1	Section 1350 Certification

	32.2	Section 1350 Certification

(b)	Reports on Form 8-K

During the quarter ended June 30, 2003, we filed reports on Form 8-K, dated April 10, 2003 and April 22, 2003, to report pursuant to Items 7 and 9 press releases issued on April 10, 2003 and April 22, 2003, respectively.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 13, 2003	By:	/s/ Claire M. Gulmi

Claire M. Gulmi

Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)