Form 10-Q
period 2003-09-30
AMSURG CORP
filed 2003-11-13
CIK 895930

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 000-22217

AMSURG CORP.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1493316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Burton Hills Boulevard
Nashville, TN	37215
(Address of principal executive offices)	(Zip code)

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

Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

     As of November 12, 2003 there were outstanding 20,053,224 shares of the registrant’s Common Stock, no par value.

 i

Part I

Item 1. Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
September 30, 2003 (unaudited) and December 31, 2002
(Dollars in thousands)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$15,599	$13,320
Accounts receivable, net of allowance of $4,992 and $3,986, respectively	34,639	29,597
Supplies inventory	4,262	3,762
Deferred income taxes	797	797
Prepaid and other current assets	4,027	5,688

Total current assets	59,324	53,164
Long-term receivables and deposits	2,868	2,969
Property and equipment, net	54,768	48,862
Intangible assets, net	221,719	194,819

Total assets	$338,679	$299,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,790	$2,407
Accounts payable	5,432	5,203
Accrued salaries and benefits	5,233	6,188
Other accrued liabilities	1,720	1,368
Current income taxes payable	64	584

Total current liabilities	14,239	15,750
Long-term debt	52,948	27,884
Deferred income taxes	13,917	9,947
Minority interest	34,719	29,869
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,006,016 and 20,548,235 shares issued and outstanding, respectively	143,206	158,585
Retained earnings	79,650	57,779

Total shareholders’ equity	222,856	216,364

Total liabilities and shareholders’ equity	$338,679	$299,814

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2003 and 2002
(In thousands, except earnings per common share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$75,573	$63,280	$220,880	$183,283
Operating expenses:
Salaries and benefits	20,416	16,685	58,288	47,855
Supply cost	8,545	7,411	25,452	21,744
Other operating expenses	15,273	12,842	45,733	39,137
Depreciation and amortization	2,838	2,563	8,539	7,250

Total operating expenses	47,072	39,501	138,012	115,986

Operating income	28,501	23,779	82,868	67,297
Minority interest	15,541	13,093	45,277	37,225
Interest expense, net of interest income	408	317	1,140	936

Earnings before income taxes	12,552	10,369	36,451	29,136
Income tax expense	5,021	4,148	14,580	11,655

Net earnings	$7,531	$6,221	$21,871	$17,481

Earnings per common share:
Basic	$0.38	$0.30	$1.09	$0.86
Diluted	$0.37	$0.30	$1.07	$0.84
Weighted average number of shares and share equivalents outstanding:
Basic	19,918	20,498	20,107	20,338
Diluted	20,300	20,828	20,412	20,699

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2003 and 2002
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$21,871	$17,481
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	45,277	37,225
Distributions to minority partners	(42,723)	(36,221)
Depreciation and amortization	8,539	7,250
Deferred income taxes	3,970	3,420
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,481)	(491)
Supplies inventory	(346)	31
Prepaid and other current assets	1,661	2,355
Accounts payable	193	579
Accrued expenses and other liabilities	716	4,406
Other, net	(279)	306

Net cash flows provided by operating activities	34,398	36,341
Cash flows from investing activities:
Acquisition of interest in surgery centers	(27,829)	(25,743)
Acquisition of property and equipment	(11,705)	(11,265)
(Increase) decrease in long-term receivables	100	(105)

Net cash flows used in investing activities	(39,434)	(37,113)
Cash flows from financing activities:
Proceeds from long-term borrowings	74,683	24,591
Repayment on long-term borrowings	(50,622)	(25,536)
Net proceeds from issuance of common stock	3,900	3,167
Repurchase of common stock	(21,243)	—
Proceeds from capital contributions by minority partners	1,095	1,018
Financing cost incurred	(498)	(9)

Net cash flows provided by financing activities	7,315	3,231

Net increase in cash and cash equivalents	2,279	2,459
Cash and cash equivalents, beginning of period	13,320	11,074

Cash and cash equivalents, end of period	$15,599	$13,533

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51% and up to 67% in certain instances, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the limited partnership or LLC. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to collectively as partnerships and partners, respectively.

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

The determination of contractual and bad debt allowances constitute significant estimates. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, relationships with payors and procedure statistics. Accordingly, net accounts receivable at September 30, 2003 and December 31, 2002, reflect allowances for contractual adjustments of $31,504,000 and $25,451,000, respectively, and allowances for bad debt expense of $4,992,000 and $3,986,000, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the nine months ended September 30, 2003 and 2002, approximately 41% and 40%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(4) Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three and nine months ended September 30, 2003 and 2002. Disclosure in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to reflect the pro forma earnings per share as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period is presented below.

The estimated weighted average fair values of the options granted at the date of grant using the Black-Scholes option pricing model as promulgated by SFAS No. 123 during the three and nine months ended September 30, 2003 were $7.40 and $6.21 per share, respectively, and $6.94 per share during the three and nine months ended September 30, 2002. In applying the Black–Scholes model, the Company assumed no dividends, an expected life for the options of four years, a forfeiture rate of 15% and an average risk free interest rate of 2.7% and 3.0% for the three and nine months ended September 30, 2003, respectively, and 4.1% for the three and nine months ended September 30, 2002. The Company also assumed a volatility rate of 44% and 45% for the three and nine months ended September 30, 2003, respectively, and 46% for the three and nine months ended September 30, 2002. Had the Company used the Black-Scholes estimates to determine compensation expense for the options granted in the three and nine months ended September 30, 2003 and 2002, net earnings and net earnings per share attributable to common shareholders would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings available to common shareholders:
As reported	$7,531	$6,221	$21,871	$17,481
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	779	815	2,282	2,447

Pro forma	$6,752	$5,406	$19,589	$15,034

Basic earnings per share available to common shareholders:
As reported	$0.38	$0.30	$1.09	$0.86
Pro forma	$0.34	$0.26	$0.97	$0.74
Diluted earnings per share available to common shareholders:
As reported	$0.37	$0.30	$1.07	$0.84
Pro forma	$0.33	$0.26	$0.96	$0.73

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(5) Intangible Assets

Amortizable intangible assets at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,524	$973	$551	$1,026	$881	$145
Agreements not to compete	1,000	400	600	1,000	250	750

Total amortizable intangible assets	$2,524	$1,373	$1,151	$2,026	$1,131	$895

Estimated amortization of intangible assets for the remainder of 2003 and the following three years and thereafter is $81,000, $325,000, $324,000, $275,000 and $146,000, respectively.

The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Balance, beginning of period	$203,358	$159,369	$193,924	$146,763
Goodwill acquired during period	17,210	12,926	26,644	25,532

Balance, end of period	$220,568	$172,295	$220,568	$172,295

(6) Long-term Debt

The Company’s revolving credit facility, as amended on March 4, 2003, permits the Company to borrow up to $100,000,000 to finance its acquisitions and development projects and stock repurchase program at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.0% to 2.25% or a combination thereof, provides for a fee of 0.50% of unused commitments, prohibits the payment of dividends and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At September 30, 2003, the Company had $50,200,000 outstanding under its revolving credit facility and was in compliance in all material respects with all covenants.

(7) Shareholders’ Equity

In January 2003, the Company’s Board of Directors authorized a stock repurchase program which allows the Company to purchase up to $25,000,000 of its common stock through August 2004. As of September 30, 2003, the Company had purchased and retired 845,200 shares of the Company’s common stock at an aggregate purchase price of $21,243,000 under this program, which was funded primarily through borrowings under its credit facility.

(8) Acquisitions and Other Transactions

In the nine months ended September 30, 2003, the Company, through a wholly owned subsidiary and in separate transactions, acquired majority interests in four physician practice-based surgery centers. The amount paid for the acquisitions and other acquisition costs was $27,829,000.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(9) Commitments and Contingencies

The Company and its partnerships are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its partnerships. Management is not aware of any claims against it or its partnerships which would have a material effect on the Company’s consolidated financial position or consolidated results of operations.

The Company or its wholly owned subsidiaries, as general partners in the limited partnerships, are responsible for all debts incurred but unpaid by the limited partnership. As manager of the operations of the limited partnership, the Company has the ability to limit its potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law which would prohibit the physicians’ current form of ownership in the partnerships, the Company is obligated to purchase the physicians’ interests in the partnerships. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership or operating agreement.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim or annual period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not create or obtain an interest in any variable interest entities that contain the characteristics addressed in FIN 46 during the nine months ended September 30, 2003. The Company does not

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

believe that the adoption of FIN 46 will have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal quarter beginning after June 15, 2003, except for certain provisions of the statement for which the FASB deferred implementation indefinitely. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 31, 2003 and still existing at the beginning of the fiscal quarter of adoption. Restatement is not permitted. The adoption of this statement’s effective portions did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the following, as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to generate and manage growth;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;

•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;

•	our ability to minimize start-up losses of our development centers;

•	the ability of our physician partners to recruit additional physicians to their practices;

•	our ability to maintain favorable relations with our physician partners;

•	changes in the medical staff at our centers;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare & Medicaid Services;

•	risks of legislative or regulatory changes that would establish uniform rates for outpatient surgical services, regardless of setting;

•	changes in general economic conditions affecting the number of uninsured and unemployed patients, as well as increases in patient co-pay and deductible amounts, potentially impacting the number of patients scheduled at our facilities;

•	risks associated with our status as a general partner of the limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill, as well as potential losses on disposal of goodwill associated with a disposition of an individual center;

•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of September 30, 2003, we owned a majority interest (51% or greater) in 111 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three and nine months ended September 30, 2003 and 2002. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Centers in operation, beginning of the period	107	97	107	95
New center acquisitions placed in operation	3	3	4	5
New development centers placed in operation	1	1	1	1
Centers closed (1)	—	—	(1)	—

Centers in operation, end of the period	111	101	111	101

Centers under development, end of period	14	7	14	7
Development centers awaiting CON approval, end of period	—	2	—	2
Average number of centers in operation, during period	109	99	108	97
Centers under letter of intent, end of period	6	8	6	8

(1)	We closed a center upon the expiration of its real estate lease. This center operated in conjunction with a center that will continue in operation and is owned by the same limited liability company.

Of the surgery centers in operation as of September 30, 2003, 64 centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, three centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our annual growth targets for 2003 include the acquisition or development of 12 to 15 surgery centers and the achievement of same-center revenue growth of 6% to 8%.

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

regulations and reimbursement rates and the cost containment and utilization decisions of third-party payors. We derived approximately 41% and 40% of our revenues in the nine months ended September 30, 2003 and 2002, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.

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

Surgery center profits are shared by our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. Our interest expense results primarily from our borrowings used to fund our acquisition and development activity and stock repurchase program, as well as interest incurred on capital leases.

We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain consolidated statements of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	27.0	26.4	26.4	26.1
Supply cost	11.3	11.7	11.5	11.9
Other operating expenses	20.2	20.3	20.7	21.4
Depreciation and amortization	3.8	4.0	3.9	3.9

Total operating expenses	62.3	62.4	62.5	63.3

Operating income	37.7	37.6	37.5	36.7
Minority interest	20.6	20.7	20.5	20.3
Interest expense, net of interest income	0.5	0.5	0.5	0.5

Earnings before income taxes	16.6	16.4	16.5	15.9
Income tax expense	6.6	6.6	6.6	6.4

Net earnings	10.0%	9.8%	9.9%	9.5%

Revenues increased $12.3 million and $37.6 million, or 19% and 21%, to $75.6 million and $220.9 million in the three and nine months ended September 30, 2003, respectively, from $63.3 million and $183.3 million in the comparable 2002 periods, primarily due to the following two factors:

•	Ten additional surgery centers in operation at September 30, 2003, primarily resulting from acquisitions, with an average number of centers in operation of 109 and 108 throughout the three and nine months ended September 30, 2003, respectively, compared to 99 and 97 in the comparable 2002 periods; and

•	Same-center revenue growth of 7% in the three and nine months ended September 30, 2003, respectively (94 centers included in the same-center group), substantially resulting from procedure growth.

Our same center revenue growth percentage was less than we have experienced historically, primarily due to certain centers that are experiencing physician transition issues. For most of the these centers, the related physician partners are actively recruiting additional physicians, who we anticipate will utilize the respective centers.

Due to additional centers in operation and same-center procedure growth, procedure volume grew 17% to 140,278 and 18% to 405,442 in the three and nine months ended September 30, 2003, respectively, over the 2002 comparable periods. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 22% to $20.4 million and $58.3 million in the three and nine months ended September 30, 2003, respectively, from $16.7 million and $47.9 million in the comparable 2002 periods.

Supply cost was $8.5 million and $25.5 million in the three and nine months ended September 30, 2003, respectively, an increase of $1.1 million and $3.7 million, or 15% and 17%, respectively, over supply cost in the comparable 2002 periods. This increase resulted primarily from the additional procedure volume.

Other operating expenses increased $2.4 million, or 19%, to $15.3 million, in the three months ended September 30, 2003 over the comparable 2002 period and $6.6 million, or 17%, to $45.7 million, in the nine months ended

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

September 30, 2003 over the comparable 2002 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $275,000 and $1.3 million, or 11% and 18%, in the three and nine months ended September 30, 2003, respectively, over the comparable 2002 periods, primarily due to additional equipment and leasehold improvements at the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2003, primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance costs and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At September 30, 2003, we had 14 centers under development and two centers that had been open for less than one year.

Minority interest in earnings in the three and nine months ended September 30, 2003 increased $2.4 million and $8.1 million, or 19% and 22%, respectively, over the comparable 2002 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest remained relatively flat between the 2003 and 2002 periods.

Interest expense increased $91,000 and $204,000, or 29% and 22%, in the three and nine months ended September 30, 2003, respectively, from the comparable 2002 periods, primarily due to additional long-term debt outstanding during the 2003 periods resulting primarily from our acquisition activity and stock repurchase program.

We recognized income tax expense of $5.0 million and $14.6 million in the three and nine months ended September 30, 2003, respectively, compared to $4.1 million and $11.7 million in the comparable 2002 periods. Our effective tax rate in both periods was 40% of net earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes.

Liquidity and Capital Resources

At September 30, 2003, we had working capital of $45.1 million compared to $27.1 million at September 30, 2002. Included in working capital at September 30, 2002 was $8.4 million of indebtedness under our revolving credit facility, which was subsequently extended and reclassified to long-term debt. Operating activities for the nine months ended September 30, 2003 generated $34.4 million in cash flow from operations compared to $36.3 million in the comparable 2002 period. While net earnings contributed an additional $4.4 million to operating cash flow in the 2003 period over the 2002 period, cash flow from operations was relatively flat between the two periods, primarily because tax benefits received from exercises of stock options decreased $1.6 million in the 2003 period and an additional $4.5 million growth in accounts receivable in the 2003 period, excluding the impact of purchased accounts receivable from acquisitions. Cash and cash equivalents at September 30, 2003 and 2002 were $15.6 million and $13.5 million, respectively.

During the nine months ended September 30, 2003, we used approximately $27.8 million to acquire an interest in four surgery centers and pay other acquisition costs. In addition, we made total capital expenditures of $11.7 million, including $4.0 million for new start-up surgery centers and $7.7 million for new or replacement property at existing centers and center renovations. We used our cash flow from operations to fund our acquisition and capital expenditures. We received approximately $1.1 million from capital contributions from our minority partners to fund their proportionate share of development activity. At September 30, 2003, we and our partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $5.3 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During the nine months ended September 30, 2003, we had net borrowings on long-term debt of $24.1 million. At September 30, 2003, we had $50.2 million outstanding under our revolving credit facility, which permits us to borrow up to $100.0 million to finance our acquisition and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.50% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.50% of unused commitments. The loan agreement prohibits the payment of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at September 30, 2003. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $500,000 in deferred financing fees during the nine months ended September 30, 2003, primarily associated with our credit facility.

During the nine months ended September 30, 2003, we received approximately $3.9 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.9 million.

In January 2003, our Board of Directors authorized a stock repurchase program that allows us to purchase up to $25.0 million of our common stock through August 2004. We currently have purchased and retired 845,200 shares of our common stock at an aggregate purchase price of $21.2 million under this program, which was funded primarily through borrowings under our credit facility.

A purchase price obligation of $1.3 million related to a prior year acquisition remains contingent at September 30, 2003, and is not currently reflected in our financial statements. We expect to fund that obligation, if it becomes due, with borrowings under our revolving credit facility or from operating cash flow.

In August 2002, the Office of Inspector General published its work plan for the 2003 fiscal year. The work plan identified several projects related to our industry, including a project identified as “Financial Arrangements Between Physicians and Ambulatory Surgical Centers.” This project was to focus on determining if physician ownership in ambulatory surgery centers affects utilization and the cost of outpatient surgeries. The project, to the best of our knowledge, was not completed and has not been included in the work plan for the 2004 fiscal year. However, we cannot be assured that physician ownership in ambulatory surgery centers is not the subject of ongoing investigations or initiatives or will not be the subject of future investigations or initiatives. While we believe physician ownership of ambulatory surgery centers as structured within our partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that there will not be legislative or regulatory changes that would have an adverse impact on us or obligate us to purchase some or all of the minority interests of the physician entities affiliated with us as prescribed in our partnership and operating agreements.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first interim or annual period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not create or obtain an interest in any variable interest entities that contain the characteristics addressed in FIN 46 during the nine months ended September 30, 2003. We do not believe that the adoption of FIN 46 will have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first fiscal quarter beginning after June 15, 2003, except for certain provisions of the statement for which the FASB deferred implementation indefinitely. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before May 31, 2003 and still existing at the beginning of the fiscal quarter of adoption. Restatement is not permitted. The adoption of this statement’s effective portions did not have a material effect on our consolidated financial position or consolidated results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2003. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.   Legal Proceedings.

                Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

                Not applicable.

Item 3.   Defaults Upon Senior Securities.

                Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

                Not applicable.

Item 5.   Other Information.

                Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

	11	Earnings Per Share

	31.1	Certification pursuant to Rule 13a-14(a)

	31.2	Certification pursuant to Rule 13a-14(a)

	32.1	Section 1350 Certification

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, we filed reports on Form 8-K, dated July 8, 2003 and July 22, 2003, to report pursuant to Items 7 and 12 press releases issued on July 8, 2003 and July 22, 2003, respectively.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: November 13, 2003	By:	/s/ Claire M. Gulmi

Claire M. Gulmi

Senior Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)