Form 10-K
period 2003-12-31
AMSURG CORP
filed 2004-03-12
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

Yes [X]       No [  ]

     As of March 11, 2004, 20,131,547 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on March 11, 2004 (based upon the closing sale price of these shares as reported on the Nasdaq National Market as of March 11, 2004) was approximately $627,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

     Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report or Form 10-K for the Fiscal Year Ended December 31, 2003

i

Part I

Item 1. Business

Our company was formed in 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers in partnership with physician practice groups throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the specialty medical practice of a physician group partner’s office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2003, we owned a majority interest in 116 surgery centers in 28 states and the District of Columbia. As of December 31, 2003, we also had 12 centers under development and had executed letters of intent to acquire or develop eight additional centers.

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

We Depend on Payments from Third-Party Payors, Including Government Healthcare Programs, and These Payments May be Reduced, Even Though Our Costs May Increase. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 40% of our revenues in 2003 from U.S. government healthcare programs, primarily Medicare. In addition, the market share growth of managed care has resulted in substantial competition among healthcare providers for inclusion in managed care contracting in some locations. Exclusion from participation in a managed care contract in a specific location can result in material reductions in patient volume and reimbursement to a practice-based ambulatory surgery center. We can give you no assurances that fixed fee schedules, capitated payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we have no control will not have a material adverse effect on us.

Our Revenues May be Adversely Affected by Proposed Changes in the Reimbursement System of Outpatient Surgical Procedures Under the Medicare Program. The Medicare program pays for ambulatory surgical center (ASC) services using a fee schedule. The payment rates are based on a cost survey of ASC procedures. The most recent cost survey, conducted in 1994, was never implemented. Thus, the Medicare program bases its payments on a 1986 cost survey. The recently enacted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) sets the 2004 ASC payment update at the Consumer Price Index for all urban areas (CPI-U) minus three percentage points, beginning April 1, 2004. For 2005 through 2009, the payment update will be zero percent. MMA directs the General Accounting Office (GAO) to conduct a comparative study of the relative costs of procedures furnished in ASCs to the relative costs of procedures furnished in hospital outpatient departments. GAO is to submit its recommendations to Congress regarding the appropriateness of using the groups and relative weights established for the hospital outpatient prospective payment system as the basis for a revised ASC payment system. The Secretary of the Department of Health and Human Services (DHHS) is to implement a revised payment system for ASCs on or after January 1, 2006, but no later than January 1, 2008. We can give no assurances that a new payment system will not reduce our reimbursement rates from Medicare in the future.

Our Business Depends on Relationships with Physician Partners, Which May be Subject to Conflicts of Interest and Disputes. Our business depends on, among other things, the efforts and success of the physician partners who

Item 1. Business – (continued)

perform surgical procedures at the surgery centers and the strength of our relationship with these physicians. Our business could be adversely affected if these physicians do not maintain the quality of medical care or do not follow required professional guidelines at our surgery centers, if there is damage to the reputation of a key physician or group of physicians or if our relationship with a key physician partner or group of physician partners is impaired. As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the physicians who are minority interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the operating board or board of governors of each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as general partner of the limited partnership or as chief manager of the limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.

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

If Regulations or Regulatory Interpretations Change, We May Be Obligated to Buy Out Interests of Physicians Who Are Minority Owners of the Surgery Centers. The limited partnership and operating agreements for the limited partnerships and limited liability companies provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the minority interests of the physician entities affiliated with us in the limited partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that:

•	make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal;

•	create the substantial likelihood that cash distributions from the limited partnership or limited liability company to the affiliated physicians will be illegal; or

•	cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal.

The cost of repurchasing these minority interests would be substantial. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determination is therefore not within our control. While we have attempted to structure the purchase obligations to be as favorable as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations.

The Medicare Payment Advisory Commission (MedPAC), which advises Congress on Medicare issues, has stated that it is studying physician ownership in ambulatory surgery centers and the possible effect of this ownership on utilization. While we believe physician ownership of ambulatory surgery centers as structured within our limited partnerships and limited liability companies is in compliance with applicable law, there can be no assurance that conclusions reached by MedPAC’s study, would not generate legislative or regulatory changes that would have an adverse impact on us. The issue of physician ownership in ASCs is also being considered by some state legislatures.

If We are Unable to Acquire and Develop Additional Surgery Centers on Favorable Terms and Manage Our Growth, We Will Be Unable to Execute Our Acquisition and Development Growth Strategy. Our strategy includes increasing our revenues and earnings by continuing to acquire surgery centers and developing additional surgery centers. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgery centers we develop typically incur losses during the initial months of operation. We can give you no assurances that we will be successful in acquiring surgery centers, developing surgery centers or achieving satisfactory operating results at acquired or newly developed centers. We can give you no assurances that the assets we acquire in the future will ultimately produce returns that justify our related investment. To accommodate our past and anticipated future growth, and to compete effectively, we will need to

Item 1. Business – (continued)

continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. We can give you no assurances that our personnel, systems, procedures or controls will be adequate to support our operations in the future or that focusing our financial resources and management attention on the expansion of our operations will not adversely affect our financial results.

If We Are Unable to Grow Revenues At Our Existing Centers, We Will Not Be Able To Execute Our Existing Centers Growth Strategy. Our strategy includes increasing our revenues and earnings by increasing the revenues of our existing centers. We seek to increase revenues at our existing centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, promoting screening programs, increasing patient and physician awareness of our centers and through operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and earnings at our existing centers.

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

We Are Liable for the Debts and Other Obligations of the Limited Partnerships That Own and Operate Some of Our Surgery Centers, and the Physician Partners Are Only Guarantors of the Debts. In the limited partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the limited partnership; however, the limited partnership agreement generally requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership. We also have primary liability for the bank debt that may be incurred for the benefit of the limited liability companies, and in turn, lend funds to these limited liability companies, although the physician members also guarantee this debt. There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the limited partnership or limited liability company if there is a default, or that the physician partners or members would have sufficient assets to satisfy their guarantee obligations.

New Federal and State Legislative and Regulatory Initiatives Relating to Patient Privacy Could Require Us to Expend Substantial Sums Acquiring and Implementing New Information Systems, Which Could Negatively Impact Our Financial Results. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA, and in August 2002 published revisions to the final rules. These final health privacy regulations generally became mandatory on April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory for our affiliated centers on October 16, 2003. DHHS has agreed to accept noncompliant Medicare claims for an unspecified time to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by DHHS and is not binding on private payors.

Item 1. Business – (continued)

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

The Office of Inspector General, or OIG, and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

We May Write-Off Intangible Assets, Such as Goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2003 contained an intangible asset designated as goodwill totaling $228.7 million. Additional purchases of interests in practice-based surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.

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

The IRS May Challenge Tax Deductions for Certain Acquired Goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of practice-based ambulatory surgery centers. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations which continue to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in practice-based ambulatory surgery centers so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments, could subject us to penalties and would have a material adverse effect on our results of operations.

If We Are Unable to Effectively Compete for Physician Partners, Certain Strategic Relationships and Patients, Our Business Could be Adversely Affected. The healthcare business is highly competitive. We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers, and competition with other providers for patients and for contracting

Item 1. Business – (continued)

with managed care payors in each of our markets. There are several large, publicly held companies, or divisions or subsidiaries of large publicly held companies, and several private companies that develop freestanding multi-specialty surgery centers, and these companies may compete with us in the development of centers. Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who do not take an equity interest in the ongoing operations of the center. There are several companies, many in niche markets, that acquire existing practice-based ambulatory surgery centers. In addition, other healthcare providers, including hospitals, compete for patients and contracts with managed care payors in our markets. Many of these competitors have greater financial, research, marketing and staff resources than we do. In addition, these competitors may have or may develop new technologies or services that are attractive to patients. We can give you no assurances that we can compete effectively in any of these areas.

Industry Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective sites, including ambulatory surgery centers.

According to Verispan’s Freestanding Outpatient Surgery Center Market Report (2003 Edition), the number of freestanding outpatient surgery centers in the U.S. grew 50% since 1996 to approximately 3,646 by February 2003. We believe that approximately 1,000 of these surgery centers are single-specialty centers. The number of outpatient surgical cases performed in freestanding surgery centers increased 81% from 4.3 million in 1996 to 7.8 million in 2002.

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

Item 1. Business – (continued)

Development and Acquisition of Surgery Centers

Our practice-based ambulatory surgery centers are licensed outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. We have targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, orthopedics and otolaryngology (ear, nose and throat) procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. The focus at each center on a single specialty results in significantly lower capital and operating costs than the costs of hospitals and freestanding ambulatory surgery centers that must be designed to provide more intensive services for a broader array of surgical specialties. In addition, the practice-based surgery center, which is located in or adjacent to the group practice, typically provides a more convenient setting for the patient and for the physician performing the procedure. We anticipate that improvements in technology will continue to enable additional types of procedures to be performed in the practice-based setting.

Our development staff identifies existing centers that are potential acquisition candidates and identifies physician practices that are potential partners for new center development in the medical specialties which we have targeted. These candidates are then evaluated against our project criteria, which include the quality of the physicians and their growth opportunities in their market, the number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payors in the market and state Certification of Need, or CON, requirements for the development of a new center.

In presenting the advantages to physicians of developing a new practice-based ambulatory surgery center in partnership with us, our development staff emphasizes the proximity of a practice-based surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff that performs only a limited number of specialized procedures and state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers. In addition, as part of our role as the general partner or manager of the surgery center limited partnerships and limited liability companies, we market the centers to third-party payors.

In a development project, we provide, among other things, the following services:

•	financial feasibility pro forma analysis;

•	assistance in state CON approval process, if needed;

•	site selection;

•	assistance in space analysis and schematic floor plan design;

•	analysis of local, state and federal building codes;

•	financing for equipment and buildout;

•	equipment budgeting, specification, bidding and purchasing;

•	construction financing;

•	architectural oversight;

•	contractor bidding;

•	construction management; and

•	assistance with licensing, Medicare certification and contracting with third-party payors.

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

Item 1. Business – (continued)

Our ownership interests in practice-based ambulatory surgery centers generally are structured through limited partnerships or limited liability companies. We generally own 51% of the limited partnerships or limited liability companies and act as the general partner in each limited partnership and the chief manager in each limited liability company. In development transactions, capital contributed by the physicians and AmSurg plus bank financing provides the limited partnership or limited liability company with the funds necessary to construct and equip a new surgery center and to provide initial working capital.

Growth in Revenues at Existing Facilities

We grow revenues in our existing facilities primarily through growth in procedure volume. This procedure volume growth is achieved in various ways, including:

•	growth in the number of physicians performing procedures at our centers;

•	obtaining new or more favorable managed care contracts for our centers;

•	promoting screening programs and implementing other methods to increase patient and physician awareness of our centers; and

•	achieving efficiency in center operations.

Ninety percent of our centers specialize in gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopedic or enterology. We believe the aging demographics of the U.S. population will be a source of procedure growth for these specialties.

As part of each development and acquisition transaction, we enter into a limited partnership agreement or, in the case of a limited liability company, an operating agreement with our physician group partner. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, we are generally liable for the debts of the limited partnership. However, the limited partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership.

These agreements provide that we will oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center and that the physician group partner will provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing.

In addition, these agreements may provide that the limited partnership or limited liability company will lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. Because the physicians continue to have a minority ownership interest in the center, we work closely with the physicians throughout the process to increase the likelihood of a successful partnership with them in the surgery centers.

The limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the limited partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such an obligation include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligation, if it arises, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally is made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and whom both parties choose. Such determination is therefore not within our control. While we have structured the purchase obligations to be as favorable

Item 1. Business – (continued)

as possible to us, the triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “- Government Regulation.”

Surgery Center Operations

We generally design, build, staff and equip each of our facilities to meet the specific needs of a single specialty physician practice group. The size of our typical ambulatory surgery center is approximately 3,000 to 4,500 square feet, and the center is located adjacent to or in close proximity to the specialty physicians’ offices. Each center developed by us typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its related physician practice and typically performs 3,000 to 6,000 procedures per year. Our cost of developing a typical surgery center ranges from $1.2 to $1.7 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2003, 66 centers perform gastrointestinal endoscopy procedures, 41 centers perform ophthalmology surgery procedures, four centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed or to be performed at AmSurg surgery centers in operation or under development within each specialty are:

•	gastroenterology – colonoscopy and other endoscopy procedures;

•	ophthalmology – cataracts and retinal laser surgery;

•	orthopedics – knee arthroscopy and carpal tunnel repair; and

•	otolaryngology – myringotomy (ear tubes) and tonsillectomy.

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

Accreditation

Many managed care organizations will only contract with a facility that is accredited by either Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or Accreditation Association for Ambulatory Health Care, or AAAHC. In these markets, we generally seek and obtain these accreditations. Currently, 68% of our surgery centers are accredited by JCAHO or AAAHC, and four surgery centers are scheduled for initial accreditation surveys during 2004. All of the accredited centers have received three-year certifications.

Surgery Center Locations

The following table sets forth certain information relating to surgery centers in operation as of December 31, 2003:

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Acquired Centers:
Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	December 1992	4
Washington, D.C.	Gastroenterology	November 1993	3
Melbourne, Florida	Ophthalmology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Sebastopol, California	Ophthalmology	April 1994	3

Item 1. Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	4
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopedics	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	2
Kansas City, Missouri	Gastroenterology	September 1997	2
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Westlake, California	Ophthalmology	August 1998	1
Baltimore, Maryland	Gastroenterology	November 1998	2
Naples, Florida	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Dothan, Alabama	Ophthalmology	August 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Coral Gables, Florida	Ophthalmology	December 2000	2
Harlingen, Texas	Gastroenterology	December 2000	2
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Zephyrhills, Florida	Ophthalmology	May 2001	2
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Jackson, Tennessee	Ophthalmology	July 2001	4
Egg Harbor, New Jersey	Multispecialty	July 2001	4
Lawrenceville, New Jersey	Orthopedics	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Weslaco, Texas	Ophthalmology	September 2002	2
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2

Item 1. Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Winter Haven, Florida	Ophthalmology	December 2002	5
Mesa, Arizona	Gastroenterology	December 2002	3
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	2

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	3
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
West Monroe, Louisiana	Gastroenterology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	2
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cleveland, Ohio	Ophthalmology	December 1997	2
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	2
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Melbourne, Florida	Lasik Ophthalmology	February 2000	1
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	2
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Gastroenterology, Ophthalmology	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopedics	September 2002	5
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	3
Columbia, Maryland	Orthopedics	December 2003	2

Our limited partnerships and limited liability companies generally lease certain of the real property in which our surgery centers operate and the equipment used in certain of our surgery centers, either from the physician partners or from unaffiliated parties. Two surgery centers in operation at December 31, 2003 are located in buildings owned by our limited partnership or limited liability company that operates the surgery center.

Item 1. Business – (continued)

Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians.

Practice-based ambulatory surgery centers depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 40%, 40% and 38% of our revenues in the years ended December 31, 2003, 2002 and 2001, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules.

The current payment system is based on a 1986 cost survey. MMA sets the 2004 ASC payment update at the CPI-U minus three percentage points, beginning April 1, 2004. For 2005 through 2009, the payment update will be zero percent. MMA directs the GAO to conduct a comparative study of the relative costs of procedures furnished in ASCs to the relative costs of procedures furnished in hospital outpatient departments. GAO is to submit its recommendations to Congress regarding the appropriateness of using the groups and relative weights established for the hospital outpatient prospective payment system as the basis for a revised ASC payment system. The Secretary of DHHS is to implement a revised payment system for ASCs on or after January 1, 2006, but no later than January 1, 2008. We can give no assurances that a new payment system will not reduce our reimbursement rates from Medicare in the future.

In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their net revenue from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care programs such as PPOs and HMOs. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Some of our competitors have greater financial resources and market penetration than AmSurg. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

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

Item 1. Business – (continued)

we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.

Competition for Patients and Managed Care Contracts. We compete with hospitals and freestanding surgery centers for patients and for the opportunity to contract with payors to be a provider in their networks of healthcare providers. We believe that our surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to freestanding surgery centers with which we compete.

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

Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate an ambulatory surgery center, because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us, other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot give you assurances that our activities, if challenged, will be found to be in compliance with these laws.

Certification. We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ambulatory surgery centers. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by DHHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgery centers undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.

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

Item 1. Business – (continued)

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

DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include a safe harbor for investments in certain types of ambulatory surgery centers. The limited partnerships and limited liability companies that own the AmSurg surgery centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.

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

While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our limited partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because among other factors:

•
the limited partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of high quality, cost-effective and efficient services to the patients served;

•
the limited partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

•	the physician partners have a substantial investment at risk in the limited partnership or limited liability company;

•	terms of the investment do not take into account volume of the physician partners’ past or anticipated future services provided to patients of the centers;

•
the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

•	the limited partnerships, the limited liability companies, our subsidiaries and our affiliates generally will not loan any funds to or guarantee any debt on behalf of the physician partners; and

•	distributions by the limited partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our limited partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practices, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing and payroll services. The consideration payable by a limited partnership or limited liability company for these services may be based on the volume of services provided by the

Item 1. Business – (continued)

practice, which is measured by the limited partnership or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice’s cost of providing the services thereunder.

Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure.

Notwithstanding our belief that the relationship of physician partners to our surgery centers should not constitute illegal remuneration under the federal anti-kickback statute or similar laws, we cannot assure you that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners’ ownership interests in our centers to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

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

Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The original Stark Law only addressed referrals involving clinical laboratory services. However, in 1995, additional legislation, commonly known as Stark II, expanded the ban on self-referrals by adding the following services to the definition of “designated health services”: physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

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

Item 1. Business – (continued)

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

Privacy Requirements and Administrative Simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, on December 28, 2000, DHHS released final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA, and in August 2002 published revisions to the final rules. These final health privacy regulations generally became mandatory on April 14, 2003 and extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative,

Item 1. Business – (continued)

physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory for our affiliated centers on October 16, 2003. DHHS has agreed to accept noncompliant Medicare claims for an unspecified time to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by DHHS and is not binding on private payors.

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

Obligations to Buy Out Physician Partners. Under our agreements with physician partners, we are obligated to purchase the interests of the physicians at an amount as determined by a predefined formula, as specified in the limited partnership and operating agreements, in the event that their continued ownership of interests in the limited partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners, or if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the statute or regulation causing such prohibition.

Employees

As of December 31, 2003, AmSurg and our affiliated entities employed approximately 1,110 persons, 790 of whom were full-time employees and 320 of whom were part-time employees. Of the above, 150 were employed at our headquarters in Nashville, Tennessee. In addition, approximately 655 employees are leased on a full-time basis and 335 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be excellent.

Legal Proceedings and Insurance

From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us, our limited partnerships or limited liability companies that might have a material financial impact on us.

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

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 44,000 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2009. AmSurg limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2003, 114 lease space ranging from 1,200 to 13,400 square feet, with remaining lease terms ranging from two to fifteen years. Two centers in operation at December 31, 2003 are located in buildings owned by the limited partnership or limited liability company that operate the surgery center.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding executive officers of AmSurg as of December 31, 2003. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Experience

Ken P. McDonald	63	Chief Executive Officer since December 1997; President and a director
		since July 1996; Executive Vice President from December 1994
		through July 1996 and Chief Operating Officer from December 1994
		until December 1997.
Claire M. Gulmi	50	Chief Financial Officer since September 1994; Senior Vice President
		since March 1997; Secretary since December 1997; Vice President
		from September 1994 through March 1997.
Royce D. Harrell	58	Senior Vice President of Corporate Services since September 2000;
		Senior Vice President of Operations from October 1992 until
		September 2000.
David L. Manning	54	Senior Vice President of Development and Assistant Secretary since
		April 1992.
Dennis J. Zamojski	47	Senior Vice President of Operations since September 2000. Chief
		Operating Officer of Active Services Corp., a senior health services
		company, from 1998 to August 2000.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades under the symbol “AMSG” on the Nasdaq National Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2002 and 2003, as reported on the Nasdaq National Market.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2002:
High	$27.87	$32.70	$33.85	$32.44
Low	$22.06	$25.71	$23.10	$18.80
2003:
High	$26.62	$30.85	$34.30	$40.05
Low	$18.03	$22.87	$26.98	$31.73

At March 12, 2004, there were approximately 13,000 holders of our common stock, including 115 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, which will review this dividend policy from time to time. Presently, the declaration of dividends is prohibited by a covenant in our credit facility with lending institutions.

Item 6. Selected Financial Data

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$301,408	$251,525	$202,312	$143,261	$101,446
Operating expenses	187,730	159,202	135,023	96,114	69,428

Operating income	113,678	92,323	67,289	47,147	32,018
Minority interest	61,927	51,096	39,599	27,702	19,431
Interest and other expenses	1,542	1,190	2,844	4,703	1,122

Earnings before income taxes and cumulative effect of an accounting change	50,209	40,037	24,846	14,742	11,465
Income tax expense	20,083	16,015	9,941	5,676	4,414

Net earnings before cumulative effect of an accounting change	30,126	24,022	14,905	9,066	7,051
Cumulative effect of a change in the method in which pre-opening costs are recorded	—	—	—	—	(126)

Net earnings	$30,126	$24,022	$14,905	$9,066	$6,925

Basic earnings per common share:
Net earnings before cumulative effect of an accounting change	$1.50	$1.18	$0.81	$0.62	$0.49
Net earnings	$1.50	$1.18	$0.81	$0.62	$0.48
Diluted earnings per common share:
Net earnings before cumulative effect of an accounting change	$1.47	$1.16	$0.78	$0.60	$0.48
Net earnings	$1.47	$1.16	$0.78	$0.60	$0.47
Weighted average number of shares and share equivalents outstanding:
Basic	20,093	20,390	18,428	14,594	14,429
Diluted	20,444	20,728	19,021	15,034	14,778
Operating and Other Financial Data:
Centers at end of year	116	107	95	81	63
Procedures performed during year	550,791	471,155	389,431	288,494	207,754
Same center revenue increase	7%	13%	10%	10%	10%
Cash flows provided by operating activities	$48,095	$46,919	$37,301	$18,493	$16,768
Cash flows used by investing activities	(48,384)	(43,832)	(64,685)	(44,004)	(32,567)
Cash flows provided by (used in) financing activities	1,227	(841)	30,770	23,676	19,252

	At December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,258	$13,320	$11,074	$7,688	$9,523
Working capital	46,009	37,414	34,909	26,589	21,029
Total assets	356,189	299,814	241,383	190,652	137,868
Long-term debt and other long-term obligations	53,137	27,884	12,685	71,832	34,901
Minority interest	36,796	29,869	25,047	21,063	17,358
Shareholders’ equity	232,898	216,364	185,569	83,145	72,708

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in “Business — Risk Factors,” some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in “Business — Risk Factors” or by other unknown risks and uncertainties.

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 2003, we owned a majority interest (51% or greater) in 116 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2003, 2002 and 2001. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	2003	2002	2001

Centers in operation, beginning of the year	107	95	81
New center acquisitions placed in operation	6	10	15
New development centers placed in operation	4	2	1
Centers disposed (1)	(1)	—	(2)

Centers in operation, end of the year	116	107	95

Centers under development, end of the year	12	9	5
Development centers awaiting CON approval, end of year	—	2	1
Average number of centers in operation, during year	109	98	89
Centers under letter of intent, end of year	8	6	1

(1)	In 2003, we closed a center upon the expiration of its real estate lease. This center operated in conjunction with a center that will continue in operation and is owned by the same limited liability company. In 2001, we sold our interests in two surgery centers for their approximate book value.

Of the surgery centers in operation as of December 31, 2003, 66 centers perform gastrointestinal endoscopy procedures, 41 centers perform ophthalmology surgery procedures, four centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2004 include the acquisition or development of a net 12 to 15 additional surgery centers and the achievement of same-center revenue growth of 4% to 7%.

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

Sources of Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 40%, 40% and 38% of our revenues in the years ended December 31, 2003, 2002 and 2001, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. On October 1, 2003 and October 1, 2002, our surgery centers received a 2% and 3% price increase, respectively, from Medicare. However, in 2004 we anticipate our surgery centers will receive a 2% price decrease from Medicare effective April 1, 2004.

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

Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which we are the general partner or majority member. Consolidation of such limited partnerships and limited liability companies is necessary, as we have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the limited partnership or limited liability company, and have control of the entities. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

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

Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. While we believe that our allowances for contractual adjustments and bad debt

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. At December 31, 2003 and 2002, net accounts receivable reflected allowances for contractual adjustments of $32.4 million and $25.5 million, respectively, and allowances for bad debt expense of $5.0 million and $4.0 million, respectively.

Goodwill. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require all business combinations to be accounted for by the purchase method. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be amortized over that period and reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization provisions of this statement.

We fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill, which previously had been amortized over 25 years. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating as well as one reportable segment. Our centers each qualify as components of that operating segment and have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. We completed the transitional goodwill impairment test and have determined that no potential impairment exists. We completed our annual impairment test as required by SFAS 142 as of December 31, 2003, and have determined that it is not necessary to recognize impairment in our goodwill.

Purchase Price Allocation. We allocate the respective purchase price of our acquisitions in accordance with SFAS No. 141. The allocation of purchase price involves first, determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable intangible assets (goodwill). A significant portion of each surgery center’s purchase price historically has been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value which could be attributable to separately identifiable intangible assets. Our resulting goodwill, in accordance with SFAS No. 142 as described above, is no longer amortized, but will be tested for impairment at least annually.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods. In 2003, we had 94 centers in our same-center group and they had revenue growth of 7%. While historically our quarter to quarter and year to year same-center revenue percentages have varied from 3% to 14%, we believe that our same-center revenues in 2004 will range between 4% and 7%. This projected growth rate reflects the anticipated 2% reimbursement decrease from Medicare in April 2004 (see “ — Sources of Revenues”) as well as reduced same-center procedure growth rates experienced in our industry during recent quarters. Our same-center group in 2004 will be comprised of 103 centers, which constitutes approximately 88% of our total base of centers.

Expenses directly related to such procedures include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is associated directly with the number of centers we

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

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

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.1	26.4	26.8
Supply cost	11.7	11.9	11.8
Other operating expenses	20.7	21.0	21.0
Depreciation and amortization	3.8	4.0	7.1

Total operating expenses	62.3	63.3	66.7

Operating income	37.7	36.7	33.3
Minority interest	20.5	20.3	19.6
Interest expense, net of interest income	0.5	0.5	1.4

Earnings before income taxes	16.7	15.9	12.3
Income tax expense	6.7	6.3	4.9

Net earnings	10.0%	9.6%	7.4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues increased $49.9 million, or 20%, to $301.4 million in 2003 from $251.5 million in 2002, primarily due to the following three factors:

•	Nine additional surgery centers in operation at year end, with an average number of centers in operation throughout the year of 109 in 2003 compared to 98 in 2002, primarily resulting from acquisitions;

•	Same-center revenue growth of 7%, resulting primarily from procedure growth (94 centers included in the same-center group); and

•	Modest price increases from Medicare and private payors in 2003 over 2002.

The additional surgery centers in operation and same-center procedure growth resulted in a 17% increase in procedure volume in 2003 over 2002. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased proportionately by 19% to $78.7 million in 2003 from $66.3 million in 2002.

Supply cost was $35.2 million in 2003, an increase of $5.1 million, or 17%, over supply cost in 2002. This increase was commensurate with the additional procedure volume. We also experienced modest cost savings due to favorable supply and drug buying programs in 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Other operating expenses increased $9.6 million, or 18%, to $62.4 million in 2003 from 2002, primarily as a result of the additional surgery centers in operation and additional corporate overhead.

Depreciation and amortization expense increased $1.5 million, or 15%, in 2003 from 2002, primarily as a result of the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2004, primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance cost and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At December 31, 2003, we had 12 centers under development and four centers that had been open for less than one year.

Operating income margin increased by 1%, which is primarily the result of the leverage we achieve from having a high but consistent fixed cost component from year to year at each center. Because each incremental procedure generates only a variable cost component, same-center procedure growth generally contributes to operating income at a rate higher than the average operating income margin of the center.

Minority interest in earnings in 2003 increased $10.8 million, or 21%, from 2002, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that all of the acquired and developed centers in 2003 have a 49% minority ownership, which continues to dilute the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense increased $0.4 million in 2003, or 30%, from 2002 primarily due to additional long-term debt outstanding during 2003 resulting primarily from acquisition activity and our stock repurchase program (see — “Liquidity and Capital Resources”).

We recognized income tax expense of $20.1 million in 2003 compared to $16.0 million in 2002. Our effective tax rate in 2003 and 2002 was 40.0% of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we continue to deduct goodwill amortization for tax purposes, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

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

•	Procedure growth resulting in 13% same-center revenue growth (79 centers included in the same-center group).

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

We recognized income tax expense of $16.0 million in 2002 compared to $9.9 million in 2001. Our effective tax rate in 2002 and 2001 was 40.0% of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we continue to deduct goodwill amortization for tax purposes, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

Liquidity and Capital Resources

At December 31, 2003, we had working capital of $46.0 million compared to $37.4 million at December 31, 2002. Operating activities for 2003 generated $48.1 million in cash flow from operations compared to $46.9 million in 2002. The increase in operating cash flow activity resulted primarily from an additional $6.1 million in net earnings, resulting primarily from additional centers in operation and growth in same-center revenue, offset by increases in our accounts receivable and income taxes paid. Between December 31, 2001 and 2002, we experienced a significant reduction in our average days in accounts receivable from 47 to 40, which contributed to additional operating cash flow in 2002. At December 31, 2003, our days in accounts receivable was 41, consistent with days in accounts receivable at December 31, 2002. Operating cash flow in 2002 also contained an additional $1.0 million tax benefit from the exercise of stock options over the tax benefit from the exercise of stock options received in 2003. Cash and cash equivalents at December 31, 2003 and 2002 were $14.3 million and $13.3 million, respectively.

During 2003, we had total capital expenditures of $56.8 million, which included:

•	$36.1 million for acquisitions of interests in practice-based ambulatory surgery centers, including $8.2 million in notes payable, which were repaid in 2004;

•	$12.4 million for new or replacement property at existing surgery centers; and

•	$8.3 for new start-up surgery centers.

Our cash flow from operations was enough to fund our acquisition cash obligations and development activity, and we received approximately $1.6 million from capital contributions of our minority partners to fund their proportionate share of development activity. At December 31, 2003, we and our limited partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During 2003, we had net borrowings on long-term debt of $16.1 million. At December 31, 2003, we had $42.2 million outstanding under our revolving credit facility, which, as amended in March 2004, permits us to borrow up

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

to $125.0 million to finance our acquisition and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.00% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.375% to 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at December 31, 2003. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $501,000 in deferred financing fees during 2003, primarily associated with our credit facility.

During 2003, we received approximately $5.2 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $2.4 million.

In January 2003, our Board of Directors authorized a stock repurchase program that allows us to purchase up to $25.0 million of our common stock through August 2004. We currently have purchased and retired 845,200 shares of our common stock at an aggregate purchase price of $21.2 million under this program, which was funded primarily through borrowings under our credit facility.

The following schedule summarizes all of our contractual obligations by period as of December 31, 2003 (in thousands):

	Payments Due by Period

		Less than
	Total	1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt (1)	$54,420	$1,334	$1,246	$50,920	$920
Capital lease obligations	593	542	51	—	—
Operating leases	74,083	13,856	22,669	15,018	22,540
Construction in progress commitments	2,187	2,187	—	—	—
Other long-term obligations (2)	1,253	—	1,253	—	—

Total contractual cash obligations	$132,536	$17,919	$25,219	$65,938	$23,460

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

In addition, as of December 31, 2003, we have available under our revolving credit facility $57.8 million for acquisition borrowings. Our credit facility matures on March 4, 2008.

Foregoing any significant adverse impact on our future operating results, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for the next three to five years to conduct our business and further implement our growth strategy.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, of which we had none.

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

In December 2003, the FASB issued FIN 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIE”) when certain characteristics are present. This interpretation applies immediately to VIE’s created after December 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. Interests held in VIE’s created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of December 31, 2003, we did not have any entities that are considered to be special purpose entities. We do not believe that the adoption of the remaining portion of this interpretation will have a material effect on our consolidated financial position or consolidated results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk – (continued)

The table below provides information as of December 31, 2003 and 2002 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
	Years Ended December 31,							Value at
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

Fixed rate	$1,446	$641	$471	$438	—	—	$2,996	$3,089
Average interest rate	6.3%	6.5%	6.7%	6.9%	—	—
Variable rate	$430	$141	$44	$46	$50,436	$920	$52,017	$52,017
Average interest rate	4.4%	4.5%	4.5%	4.5%	3.0%	4.5%

								Fair
	Years Ended December 31,							Value at
								December 31,
	2003	2004	2005	2006	2007	2008	Total	2002

Fixed rate	$1,908	$1,026	$405	$283	$301	$18	$3,941	$4,072
Average interest rate	7.4%	7.4%	6.8%	7.8%	8.0%	6.0%
Variable rate	$499	$370	$143	$44	$47	$25,247	$26,350	$26,350
Average interest rate	5.0%	4.9%	4.5%	4.5%	4.5%	3.0%

The difference in maturities of long-term obligations and overall increase in total borrowings principally resulted from our borrowings associated with our stock repurchase program. The average interest rates on these borrowings at December 31, 2003 decreased as compared to December 31, 2002 due to an overall decrease in market rates and repayment of debt at higher average interest rates.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(f) to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 2, 2004, except for Note 13,
as to which the date is March 12, 2004

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Balance Sheets
December 31, 2003 and 2002
(Dollars in thousands)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$14,258	$13,320
Accounts receivable, net of allowance of $4,956 and $3,986, respectively	36,172	29,597
Supplies inventory	4,292	3,762
Deferred income taxes (note 8)	1,092	797
Prepaid and other current assets	7,349	5,688

Total current assets	63,163	53,164
Long-term receivables and deposits (note 2)	2,592	2,969
Property and equipment, net (notes 3, 5 and 6)	60,710	48,862
Intangible assets, net (notes 2 and 4)	229,724	194,819

Total assets	$356,189	$299,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (note 5)	$1,876	$2,407
Accounts payable	8,187	5,203
Accrued salaries and benefits	4,892	6,188
Other accrued liabilities	1,466	1,368
Current income taxes payable	733	584

Total current liabilities	17,154	15,750
Long-term debt (notes 2 and 5)	53,137	27,884
Deferred income taxes (note 8)	16,204	9,947
Minority interest	36,796	29,869
Commitments and contingencies (notes 2, 5, 6, 9 and 11)
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding (note 7)	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 20,072,472 and 20,548,235 shares outstanding, respectively (note 7)	144,993	158,585
Retained earnings	87,905	57,779

Total shareholders’ equity	232,898	216,364

Total liabilities and shareholders’ equity	$356,189	$299,814

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except earnings per share)

	2003	2002	2001

Revenues	$301,408	$251,525	$202,312
Operating expenses:
Salaries and benefits (note 9)	78,659	66,332	54,190
Supply cost	35,195	30,060	23,835
Other operating expenses (note 9)	62,383	52,815	42,572
Depreciation and amortization	11,493	9,995	14,426

Total operating expenses	187,730	159,202	135,023

Operating income	113,678	92,323	67,289
Minority interest	61,927	51,096	39,599
Interest expense, net of interest income of $187, $227 and $216, respectively	1,542	1,190	2,844

Earnings before income taxes	50,209	40,037	24,846
Income tax expense (note 8)	20,083	16,015	9,941

Net earnings	$30,126	$24,022	$14,905

Earnings per common share (note 7):
Basic	$1.50	$1.18	$0.81
Diluted	$1.47	$1.16	$0.78
Weighted average number of shares and share equivalents outstanding (note 7):
Basic	20,093	20,390	18,428
Diluted	20,444	20,728	19,021

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

Balance December 31, 2000	14,739	$64,293	$18,852	$83,145
Issuance of common stock	4,528	76,661	—	76,661
Stock options exercised	850	3,264	—	3,264
Tax benefit related to exercise of stock options	—	7,594	—	7,594
Net earnings	—	—	14,905	14,905

Balance December 31, 2001	20,117	151,812	33,757	185,569
Issuance of common stock	2	66	—	66
Stock options exercised	429	3,218	—	3,218
Tax benefit related to exercise of stock options	—	3,489	—	3,489
Net earnings	—	—	24,022	24,022

Balance December 31, 2002	20,548	158,585	57,779	216,364
Issuance of common stock	2	68	—	68
Repurchase and retirement of common stock	(845)	(21,243)	—	(21,243)
Stock options exercised	367	5,178	—	5,178
Tax benefit related to exercise of stock options	—	2,405	—	2,405
Net earnings	—	—	30,126	30,126

Balance December 31, 2003	20,072	$144,993	$87,905	$232,898

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net earnings	$30,126	$24,022	$14,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	61,927	51,096	39,599
Distributions to minority partners	(57,911)	(49,468)	(38,560)
Depreciation and amortization	11,493	9,995	14,426
Deferred income taxes	5,962	4,704	1,409
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(5,816)	(575)	(782)
Supplies inventory	(355)	(58)	(22)
Prepaid and other current assets	(1,361)	447	(2,894)
Accounts payable	2,933	727	1,647
Accrued expenses and other liabilities	1,299	5,757	7,445
Other, net	(202)	272	128

Net cash flows provided by operating activities	48,095	46,919	37,301
Cash flows from investing activities:
Acquisition of interest in surgery centers	(27,909)	(29,443)	(57,589)
Acquisition of property and equipment	(20,696)	(14,489)	(7,007)
(Increase) decrease in long-term receivables	221	100	(89)

Net cash flows used in investing activities	(48,384)	(43,832)	(64,685)
Cash flows from financing activities:
Proceeds from long-term borrowings	78,741	27,497	44,861
Repayment on long-term borrowings	(62,592)	(33,098)	(96,805)
Net proceeds from issuance of common stock	5,178	3,284	79,925
Repurchase of common stock	(21,243)	—	—
Proceeds from capital contributions by minority partners	1,644	1,491	2,807
Financing cost incurred	(501)	(15)	(18)

Net cash flows provided by (used in) financing activities	1,227	(841)	30,770

Net increase in cash and cash equivalents	938	2,246	3,386
Cash and cash equivalents, beginning of year	13,320	11,074	7,688

Cash and cash equivalents, end of year	$14,258	$13,320	$11,074

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

a. Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51% and up to 67% in certain instances, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof and is responsible for the day-to-day management of the limited partnership or LLC, and has control of the entities. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

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

f. Intangible Assets

Goodwill

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 141 require all business combinations to be accounted for by the purchase method. SFAS No. 142 requires that, upon adoption, amortization of goodwill and indefinite life intangible assets will cease and instead, the carrying value of goodwill and indefinite life intangible assets will be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. Identifiable intangible assets with a determinable useful life will continue to be

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

amortized over that period and reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except for goodwill and intangible assets acquired after June 30, 2001, which were subject immediately to the nonamortization provisions of this statement.

The Company fully adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased to amortize goodwill, which previously had been amortized over 25 years. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. Management has determined that the Company has one operating as well as one reportable segment. The Company’s centers each qualify as components of that operating segment and have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. The Company completed the transitional goodwill impairment test and determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in fiscal year 2002 in connection with the adoption of SFAS No. 142. The Company completed its annual impairment test as required by SFAS No. 142 as of December 31, 2003, and has determined that it is not necessary to recognize impairment on goodwill.

As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following presents net earnings and earnings per share as reported in the years ended December 31, 2003 and 2002 and reconciles the reported net earnings per share to that which would have resulted had SFAS No. 142 been applied to the year ended December 31, 2001 (in thousands, except earnings per share):

	2003	2002	2001

Net earnings:
As reported	$30,126	$24,022	$14,905
Goodwill amortization, net of income tax expense	—	—	3,413

As adjusted	$30,126	$24,022	$18,318

Basic earnings per share:
As reported	$1.50	$1.18	$0.81
As adjusted	$1.50	$1.18	$0.99
Diluted earnings per share:
As reported	$1.47	$1.16	$0.78
As adjusted	$1.47	$1.16	$0.96

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs of the Company and non-compete agreements, which are amortized over the term of the related debt as interest expense and the contractual term (five years) of the non-compete agreements as amortization expense, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1 (l)). During the years ended December 31, 2003, 2002 and 2001, approximately 40%, 40%, and 38%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

j. Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2003, 2002 and 2001. Pro forma earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	2003	2002	2001

Applied assumptions:
Weighted average fair value of options at the date of grant	$6.24	$6.94	$15.23
Dividends	—	—	—
Expected life of options	4	4	7
Forfeiture rate	15.0%	15.0%	3.0%
Average risk-free interest rate	3.0%	4.1%	4.8%
Volatility rate	43.0%	46.0%	66.0%
Net earnings available to common shareholders:
As reported	$30,126	$24,022	$14,905
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,070)	(3,263)	(4,238)

Pro forma	$27,056	$20,759	$10,667

Basic earnings per share available to common shareholders:
As reported	$1.50	$1.18	$0.81
Pro forma	$1.35	$1.02	$0.58
Diluted earnings per share available to common shareholders:
As reported	$1.47	$1.16	$0.78
Pro forma	$1.32	$1.00	$0.56

k. Fair Value of Financial Instruments

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed-rate long-term debt, with a carrying value of $2,996,000, is $3,089,000. Management believes that the carrying amounts of variable-rate long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31,

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

2003 and 2002, reflect allowances for contractual adjustments of $32,447,000 and $25,451,000, respectively, and allowance for bad debt expense of $4,956,000 and $3,986,000, respectively.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, of which the Company had none.

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

In December 2003, the FASB issued FIN 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIE”) when certain characteristics are present. This interpretation applies immediately to VIE’s created after December 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. Interests held in VIE’s created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of December 31, 2003, the Company does not have any entities that are considered to be special purpose entities. The Company does not believe that the adoption of the remaining portion of this interpretation will have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

n. Reclassifications

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

2. Acquisitions and Dispositions

a. Acquisitions

The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in six, ten and fifteen practice-based surgery centers during 2003, 2002 and 2001, respectively. Consideration paid for the acquired interests consisted of cash and notes payable at rates ranging from 2.6% in 2003 to 4.3% in 2002, due within 30 days from issuance. Total acquisition price and cost in 2003, 2002 and 2001 was $36,097,000, $49,018,000 and $47,113,000, respectively, of which the Company assigned $34,727,000, $47,161,000 and $43,929,000, respectively, to goodwill. Such amounts in 2002 included an aggregate of $8,403,000 in contingent purchase price payments associated with prior year acquisitions, primarily related to a discontinuance of a proposed rule to update reimbursement by Medicare as discussed below. The goodwill is expected to be fully deductible for tax purposes. At December 31, 2003 and 2002, the Company had notes payable associated with then recent acquisitions of $8,188,000 and $19,575,000, respectively. All notes payable outstanding as of December 31, 2003 and 2002 were funded in January 2004 and 2003, respectively, through long-term borrowings under the Company’s credit facility (see note 5). All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

In May 2002, the Department of Health and Human Services (“DHHS”) listed as a “discontinued action” the June 12, 1998 proposed rule that would update the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. If implemented, the proposed rule would have reduced the rates paid for certain ambulatory surgery center procedures reimbursed by Medicare, including a number of endoscopy and ophthalmology procedures performed at the Company’s centers. Upon the announcement of the discontinuance of this proposed rule, the Company paid purchase price commitments of $7,742,000 that were contingent on certain outcomes or resolutions of DHHS’s proposed rule. Such amounts are included in the acquisition transaction amounts above.

b. Pro Forma Information

The unaudited consolidated pro forma results for the years ended December 31, 2003 and 2002, assuming all 2003 and 2002 acquisitions had been consummated on January 1, 2002, are as follows (in thousands, except per share data):

	2003	2002

Revenues	$313,220	$291,554
Net earnings	31,427	27,846
Earnings per common share:
Basic	$1.56	$1.37
Diluted	1.54	1.34
Weighted average number of shares and share equivalents:
Basic	20,093	20,390
Diluted	20,444	20,728

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

3. Property and Equipment

Property and equipment at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Land and improvements	$450	$549
Building and improvements	37,095	30,705
Movable equipment	63,419	52,928
Construction in progress	5,640	1,502

	106,604	85,684
Less accumulated depreciation	45,894	36,822

Property and equipment, net	$60,710	$48,862

At December 31, 2003, the Company and its partnerships had unfunded construction and equipment purchases of approximately $2,187,000 in order to complete construction in progress. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $11,293,000, $9,795,000 and $8,687,000, respectively.

4. Intangible Assets

Amortizable intangible assets at December 31, 2003 and 2002 consist of the following (in thousands):

	2003			2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,525	$1,002	$523	$1,026	$881	$145
Agreements not to compete	1,000	450	550	1,000	250	750

Total amortizable intangible assets	$2,525	$1,452	$1,073	$2,026	$1,131	$895

Amortization of intangible assets (including goodwill in 2001) for the years ended December 31, 2003, 2002 and 2001 was $323,000, $529,000 and $6,066,000, respectively. Estimated amortization of intangible assets for the five years subsequent to December 31, 2003 are $326,000, $326,000, $276,000, $125,000 and $20,000.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Balance, beginning of year	$193,924	$146,763
Goodwill acquired during year	34,727	47,161

Balance, end of year	$228,651	$193,924

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

5. Long-term Debt

Long-term debt at December 31, 2003 and 2002 is comprised of the following (in thousands):

	2003	2002

Notes payable at 2.6% (see note 2)	$8,188	$19,575
$100 million credit agreement at prime or LIBOR plus a spread of 1.5% to 2.25% (average rate of 2.7% at December 31, 2003), due March 2008	42,200	4,700
Other debt at an average rate of 5.6%, due through June 2022	4,032	4,358
Capitalized lease arrangements at an average rate of 7.3%, due through July 2006 (see note 6)	593	1,658

	55,013	30,291
Less current portion	1,876	2,407

Long-term debt	$53,137	$27,884

The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement permits the Company to borrow up to $100,000,000 to finance the Company’s acquisition and development projects and stock repurchase program at prime rate or LIBOR plus a spread of 1.50% to 2.25% or a combination thereof, provides for a fee of 0.50% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance in all material respects with all covenants at December 31, 2003.

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $4,091,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

Principal payments required on long-term debt in the five years subsequent to December 31, 2003 are $1,876,000, $782,000, $515,000, $484,000, $50,436,000 and $920,000. These maturities reflect the funding of notes payable in January 2004 with borrowings under the credit facility.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

6. Leases

The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2017. Future minimum lease payments at December 31, 2003 are as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2004	$566	$13,856
2005	53	12,361
2006	1	10,308
2007	—	8,350
2008	—	6,668
Thereafter	—	22,540

Total minimum rentals	620	$74,083

Less amounts representing interest at rates ranging from 5.8% to 10.5%	27

Capital lease obligations	$593

At December 31, 2003, equipment with a cost of approximately $2,878,000 and accumulated depreciation of approximately $1,240,000 was held under capital lease. The Company and the partners have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2003, 2002, and 2001 was approximately $14,501,000, $11,323,000 and $9,757,000, respectively (see note 9).

7. Shareholders’ Equity

a. Common Stock

In January 2003, the Company’s Board of Directors authorized a stock repurchase program which allows the Company to purchase up to $25,000,000 of its common stock through August 2004. As of December 31, 2003, the Company had purchased and retired 845,200 shares of the Company’s common stock at an aggregate purchase price of $21,243,000 under this program, which was funded primarily through borrowings under its credit facility.

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

b. Shareholder Rights Plan

In 1999, the Company’s Board of Directors adopted a shareholder rights plan and declared a distribution of one stock purchase right for each outstanding share of the Company’s common stock to shareholders of record on December 16, 1999 and for each share of common stock issued thereafter. Each right initially entitles its holder to purchase one one-hundredth of a share of Series C Junior Participating Preferred Stock, at $48, subject to adjustment. With certain exceptions, each right will become exercisable only when a person or group acquires, or commences a tender or exchange offer for, 20% or more of the Company’s outstanding common stock. Rights will also become exercisable in the event of certain mergers or asset sales involving more than 50% of the Company’s

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

assets or earning power. Upon becoming exercisable, each right will allow the holder (other than the person or group whose actions triggered the exercisability of the rights), under specified circumstances, to buy either securities of the Company or securities of the acquiring company (depending on the form of the transaction) having a value of twice the then current exercise price of the rights. The rights expire on December 2, 2009.

c. Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2003:
Basic earnings per share:
Net earnings	$30,126	20,093	$1.50
Effect of dilutive securities options	—	351

Diluted earnings per share:
Net earnings	$30,126	20,444	$1.47

For the year ended December 31, 2002:
Basic earnings per share:
Net earnings	$24,022	20,390	$1.18
Effect of dilutive securities options	—	338

Diluted earnings per share:
Net earnings	$24,022	20,728	$1.16

For the year ended December 31, 2001:
Basic earnings per share:
Net earnings	$14,905	18,428	$0.81
Effect of dilutive securities options	—	593

Diluted earnings per share:
Net earnings	$14,905	19,021	$0.78

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

d. Stock Options

The Company has two stock option plans under which it has granted non-qualified options to purchase shares of common stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2003, 5,217,333 shares were authorized for grant under the two stock option plans and 1,289,434 shares were available for future option grants. Stock option activity for the three years ended December 31, 2003 is summarized below:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2000	1,825,879	$5.40
Options granted	793,759	23.90
Options exercised	(849,915)	3.84
Options terminated	(115,961)	14.91

Outstanding at December 31, 2001	1,653,762	14.41
Options granted	502,378	24.95
Options exercised	(429,219)	7.50
Options terminated	(84,680)	20.56

Outstanding at December 31, 2002	1,642,241	19.13
Options granted	750,720	22.97
Options exercised	(367,073)	14.09
Options terminated	(45,589)	23.51

Outstanding at December 31, 2003	1,980,299	$21.41

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$ 3.09 - $ 8.00	255,653	5.5	$6.88	196,804	$6.92
8.01 - 16.00	10,982	4.2	9.12	10,982	9.12
16.01 - 24.00	908,476	8.7	22.13	262,995	22.10
24.01 - 32.00	786,855	7.8	25.20	281,854	24.76
32.01 - 38.00	18,333	9.8	33.84	—	—

$ 3.09 - $38.00	1,980,299	7.9	$21.41	752,635	$18.94

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

8. Income Taxes

Total income tax expense for the years ended December 31, 2003, 2002 and 2001 was allocated as follows (in thousands):

	2003	2002	2001

Income from operations	$20,083	$16,015	$9,941
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,405)	(3,489)	(7,594)

Total income tax expense	$17,678	$12,526	$2,347

Income tax expense from operations for the years ended December 31, 2003, 2002 and 2001 is comprised of the following (in thousands):

	2003	2002	2001

Current:
Federal	$11,786	$9,337	$6,848
State	2,335	1,974	1,684
Deferred	5,962	4,704	1,409

Income tax expense	$20,083	$16,015	$9,941

Income tax expense from operations for the years ended December 31, 2003, 2002 and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2003	2002	2001

Statutory Federal income tax	$17,573	$14,013	$8,696
State income taxes, net of Federal income tax benefit	2,392	1,811	1,010
Increase (decrease) in valuation allowance	68	135	114
Adjustment to beginning-of-the-year net deferred tax liability to reflect 35% U.S. Federal income tax rate	—	—	73
Other	50	56	48

Income tax expense	$20,083	$16,015	$9,941

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Allowance for uncollectible accounts	$1,080	$906
Accrued liabilities and other	585	160
State net operating losses	650	582

Gross deferred tax assets	2,315	1,648
Valuation allowance	(650)	(582)

Net deferred tax assets	1,665	1,066
Deferred tax liabilities:
Property and equipment, principally due to difference in depreciation	1,307	624
Goodwill, principally due to differences in amortization	15,094	9,323
Prepaid expenses	376	269

Gross deferred tax liabilities	16,777	10,216

Net deferred tax liabilities	$15,112	$9,150

The net deferred tax liability at December 31, 2003 and 2002, is recorded as follows (in thousands):

	2003	2002

Current deferred income tax assets	$1,092	$797
Noncurrent deferred income tax liability	16,204	9,947

Net deferred tax liability	$15,112	$9,150

The Company has provided a valuation allowance on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

9. Related Party Transactions

The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $8,285,000, $6,968,000 and $5,937,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company reimburses certain of its partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $32,788,000, $23,512,000 and $21,114,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company receives capitated reimbursement at one of its centers from a non-physician minority partner associated with the center. Total capitated revenue received was approximately $1,317,000, $1,320,000 and $1,337,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company believes that the foregoing transactions are in its best interests. It is the Company’s policy that all transactions by the Company with officers, directors, five percent shareholders and their affiliates be entered into

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties, are reasonably expected to benefit the Company and are approved by a majority of the disinterested independent members of the Company’s Board of Directors.

10. Employee Benefit Programs

As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of AmSurg Corp. and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2003, 2002 and 2001 were approximately $110,000, $94,000 and $81,000, respectively, and vest incrementally over four years.

As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. Employer contributions to this plan for the years ended December 31, 2003, 2002 and 2001 were approximately $217,000, $446,000 and $387,000, respectively.

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

The Company’s wholly owned subsidiaries, as general partners in the partnerships, are responsible for all debts incurred but unpaid by the partnership. As manager of the operations of the partnership, the Company has the ability to limit its potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company is obligated to purchase the physicians’ interests in the partnerships. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership agreements.

A purchase price of $1,300,000 related to a prior year acquisition remains contingent at December 31, 2003, and is not currently reflected in the Company’s financial statements. The Company expects to fund this obligation, if it becomes due, with borrowings under its revolving credit facility or from operating cash flow.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

12. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001

Cash paid during the year for:
Interest	$1,589	$1,071	$3,171
Income taxes, net of refunds	11,567	5,983	3,350
Noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	3	107	1,440
Notes received for sale of a partnership interest	—	—	1,119
Effect of acquisitions:
Assets acquired, net of cash	38,202	51,805	50,296
Liabilities assumed	(2,105)	(2,787)	(3,183)
Notes payable and other obligations	(8,188)	(19,575)	10,476

Payment for assets acquired	$27,909	$29,443	$57,589

13. Subsequent Events

In February 2004, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $8,500,000.

In two separate transactions in February and March 2004, the Company sold its interests in three physician practice-based surgery centers and recognized an aggregate gain of approximately $2,100,000. The operating results and gain associated with the dispositions of these centers will be reported as discontinued operations in the Company’s consolidated statement of earnings beginning in the first quarter of 2004.

In February 2004, the Company’s Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The new shares are to be distributed on March 24, 2004 to shareholders of record at the close of business on March 8, 2004.

In March 2004, the Company amended its credit agreement to, among other things, increase the borrowing capacity on its credit facility from $100,000,000 to $125,000,000.

Quarterly Statement of Earnings Data

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2002 and 2003. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2002				2003

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

			(In thousands, except per share data)
Revenues	$58,290	$61,713	$63,280	$68,242	$71,060	$74,247	$75,573	$80,528
Earnings before income taxes	8,954	9,813	10,369	10,901	11,670	12,229	12,552	13,758
Net earnings	5,372	5,888	6,221	6,541	7,003	7,337	7,531	8,255
Diluted earnings per common share	$0.26	$0.28	$0.30	$0.31	$0.34	$0.36	$0.37	$0.40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2003. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the caption “Code of Ethics,” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive officers of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2004, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2003,” is incorporated herein by reference.

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

(b) Reports on Form 8-K

AmSurg filed reports issued on Form 8-K dated October 14, 2003 and October 28, 2003, which included, pursuant to Items 7 and 12, press releases issued on October 14, 2003 and October 28, 2003, respectively.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

3.2		Second Amended and Restated Bylaws of AmSurg (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, File No. 333-81880 (filed with the Commission on January 31, 2002))

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.3		First Amendment to Amended and Restated Revolving Credit Agreement, dated June 22, 2001, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2002)

10.4		Second Amendment to Amended and Restated Revolving Credit Agreement, dated February 5, 2003, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2002)

10.5		Third Amendment to Amended and Restated Revolving Credit Agreement, dated March 4, 2003, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended December 31, 2002)

10.6		Form of Revolving Credit Note, each dated as of May 5, 2000, by and between AmSurg and the lenders listed on the schedule attached thereto (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2000)

10.7	*	1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.8	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (filed with the Commission on August 4, 2003))

10.9	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

(3) Exhibits

Exhibit		Description

10.10	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

10.11	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.12		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.13		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.14		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg

10.15		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg

10.16		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg

10.17	*	Supplemental Executive Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2000)

21		Subsidiaries of AmSurg

23		Consent of Independent Auditors

24		Power of Attorney (appears on page 54)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

March 12, 2004	By:	/s/ Ken P. McDonald

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

Signature	Title	Date

/s/ Ken P. McDonald Ken P. McDonald	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Claire M. Gulmi Claire M. Gulmi	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Thomas G. Cigarran Thomas G. Cigarran	Chairman of the Board	March 12, 2004

/s/ James A. Deal James A. Deal	Director	March 12, 2004

/s/ Steven I. Geringer Steven I. Geringer	Director	March 12, 2004

/s/ Debora A. Guthrie Debora A. Guthrie	Director	March 12, 2004

/s/ Henry D. Herr Henry D. Herr	Director	March 12, 2004

/s/ Bergein F. Overholt, M.D. Bergein F. Overholt, M.D.	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
AmSurg Corp.
Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 2, 2004, except for Note 13, as to which the date is March 12, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company changing its method of accounting for goodwill and other intangible assets, and is included elsewhere in this Form 10-K). Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 2, 2004

S-1

AmSurg Corp.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Balance at	Charged to Cost and	Charged to Other		Balance at End of
	Beginning of Period	Expenses	Accounts (1)	Deductions (2)	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:
Year ended December 31, 2003	$3,986	$9,420	$70	$8,520	$4,956

Year ended December 31, 2002	$3,475	$8,611	$253	$8,353	$3,986

Year ended December 31, 2001	$2,506	$6,479	$643	$6,153	$3,475

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Notes to the Consolidated Financial Statements - Note 2.”

(2)	Charge-off against allowance.

S-2