Form 10-Q
period 2004-03-31
AMSURG CORP
filed 2004-05-07
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

Commission File Number 000-22217

AMSURG CORP.

(Exact Name of Registrant as Specified in its Charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1493316 (I.R.S. Employer Identification No.)

20 Burton Hills Boulevard Nashville, TN (Address of principal executive offices)	37215 (Zip code)

(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

     As of May 6, 2004 there were outstanding 30,236,855 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1. Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2004 (unaudited) and December 31, 2003
(Dollars in thousands)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$15,378	$14,258
Accounts receivable, net of allowance of $4,948 and $4,956, respectively	38,867	36,172
Supplies inventory	4,573	4,292
Deferred income taxes	1,092	1,092
Prepaid and other current assets	6,104	7,349

Total current assets	66,014	63,163
Long-term receivables and deposits	2,630	2,592
Property and equipment, net	62,537	60,710
Intangible assets, net	239,409	229,724

Total assets	$370,590	$356,189

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,531	$1,876
Accounts payable	6,297	8,187
Accrued salaries and benefits	4,987	4,892
Other accrued liabilities	1,041	1,466
Current income taxes payable	4,726	733

Total current liabilities	18,582	17,154
Long-term debt	50,543	53,137
Deferred income taxes	17,804	16,204
Minority interest	39,649	36,796
Preferred stock, no par value, 5,000,000 shares authorized	—	—
Shareholders’ equity:
Common stock, no par value, 39,800,000 shares authorized, 30,198,482 and 30,108,708 shares outstanding, respectively	146,487	144,993
Retained earnings	97,525	87,905

Total shareholders’ equity	244,012	232,898

Total liabilities and shareholders’ equity	$370,590	$356,189

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$81,736	$69,551
Operating expenses:
Salaries and benefits	21,888	18,249
Supply cost	9,258	8,091
Other operating expenses	15,831	14,686
Depreciation and amortization	3,233	2,655

Total operating expenses	50,210	43,681

Operating income	31,526	25,870
Minority interest	17,304	14,214
Interest expense, net of interest income	428	297

Earnings from continuing operations before income taxes	13,794	11,359
Income tax expense	5,517	4,542

Net earnings from continuing operations	8,277	6,817
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	102	186
Gain on sale of discontinued interests in surgery centers, net of income taxes	1,241	—

Earnings from discontinued operations	1,343	186

Net earnings	$9,620	$7,003

Basic earnings per common share:
Net earnings from continuing operations	$0.27	$0.22
Net earnings	$0.32	$0.23
Diluted earnings per common share:
Net earnings from continuing operations	$0.27	$0.22
Net earnings	$0.31	$0.22
Weighted average number of shares and share equivalents outstanding:
Basic	30,158	30,832
Diluted	30,832	31,158

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$9,620	$7,003
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	17,304	14,513
Distributions to minority partners	(15,007)	(12,941)
Depreciation and amortization	3,233	2,692
Deferred income taxes	1,600	1,470
Gain on sale of interests in surgery centers	(2,069)	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,849)	(2,249)
Supplies inventory	(252)	(62)
Prepaid and other current assets	1,161	1,106
Accounts payable	(1,854)	(1,066)
Accrued expenses and other liabilities	4,067	205
Other, net	136	(80)

Net cash flows provided by operating activities	15,090	10,591
Cash flows from investing activities:
Acquisition of interests in surgery centers	(12,293)	(9,723)
Acquisition of property and equipment	(4,983)	(2,740)
Proceeds from sale of interests in surgery centers	4,700	—
Decrease in long-term receivables	141	45

Net cash flows used in investing activities	(12,435)	(12,418)
Cash flows from financing activities:
Proceeds from long-term borrowings	14,768	29,503
Repayment on long-term borrowings	(17,772)	(27,743)
Net proceeds from issuance of common stock	1,089	171
Proceeds from capital contributions by minority partners	481	248
Financing cost incurred	(101)	(483)

Net cash flows provided by (used in) financing activities	(1,535)	1,696

Net increase (decrease) in cash and cash equivalents	1,120	(131)
Cash and cash equivalents, beginning of period	14,258	13,320

Cash and cash equivalents, end of period	$15,378	$13,189

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51% and up to 67% in certain instances, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The Company operates in one reportable business segment, the ownership and operation of ambulatory surgery centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof, is responsible for the day-to-day management of the partnership or LLC and has control of the entities. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or incurring debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

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

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2004 and December 31, 2003 reflect allowances for contractual adjustments of $36,892,000 and $32,447,000, respectively, and allowances for bad debt expense of $4,948,000 and $4,956,000, respectively.

(3) Revenue Recognition

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the three months ended March 31, 2004 and 2003, approximately 40% and 41%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(4) Shareholders’ Equity

In February 2004, the Company’s Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The new shares were distributed on March 24, 2004 to shareholders of record at the close of business on March 8, 2004. All prior period shares outstanding, earnings per share and prices per share have been adjusted to reflect the stock split.

In March 2004, the Company’s Board of Directors approved a stock repurchase program which allows the Company to purchase up to $25,000,000 of its common stock through September 2005. This authorization was in addition to a $25,000,000 repurchase program authorized in February 2003, under which the Company has repurchased 1,267,800 shares for $21,243,000 and may purchase additional shares through August 2004. No shares of common stock were purchased during the three months ended March 31, 2004.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(5) Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three months ended March 31, 2004 and 2003. Pro forma earnings and earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Applied assumptions:
Weighted average fair value of options at the date of grant	$5.56	$4.09
Dividends	—	—
Expected life of options in years	4	4
Forfeiture rate	15.0%	15.0%
Average risk-free interest rate	3.0%	3.0%
Volatility rate	37.0%	47.0%
Net earnings from continuing operations:
As reported	$8,277	$6,817
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(799)	(742)

Pro forma	$7,478	$6,075

Net earnings:
As reported	$9,620	$7,003
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(799)	(742)

Pro forma	$8,821	$6,261

Net earnings from continuing operations per common share:
Basic as reported	$0.27	$0.22
Basic pro forma	$0.25	$0.20
Diluted as reported	$0.27	$0.22
Diluted pro forma	$0.24	$0.19
Net earnings per common share:
Basic as reported	$0.32	$0.23
Basic pro forma	$0.29	$0.20
Diluted as reported	$0.31	$0.22
Diluted pro forma	$0.29	$0.20

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(6) Intangible Assets

Amortizable intangible assets at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$1,626	$1,034	$592	$1,525	$1,002	$523
Agreements not to compete	1,000	500	500	1,000	450	550

Total amortizable intangible assets	$2,626	$1,534	$1,092	$2,525	$1,452	$1,073

Estimated amortization of intangible assets for the remainder of 2004 and the following three years and thereafter is $264,000, $351,000, $301,000, $151,000 and $25,000, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Balance, beginning of period	$228,651	$193,924
Goodwill acquired during period	11,521	9,425
Goodwill disposed during period	(1,855)	—

Balance, end of period	$238,317	$203,349

(7) Long-term Debt

The Company’s revolving credit facility, as amended on March 10, 2004, permits the Company to borrow up to $125,000,000 to finance its acquisitions and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.00% to 2.25% or a combination thereof, provides for a fee of 0.375% to 0.50% of unused commitments, prohibits the payment of dividends and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At March 31, 2004, the Company had $48,000,000 outstanding under its revolving credit facility and was in compliance with all covenants.

(8) Acquisitions and Dispositions

In the three months ended March 31, 2004, the Company, through a wholly owned subsidiary, acquired majority interests in two physician practice-based surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $12,293,000.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

During the three months ended March 31, 2004, in two separate transactions the Company sold its interests in three surgery centers and recognized an after tax gain of $1,241,000. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues	$799	$1,509
Earnings before income taxes	170	311
Net earnings	102	186

At December 31, 2003, the discontinued surgery centers had combined working capital of $736,000, total assets of $3,895,000 and net assets of $3,348,000.

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

The Company’s wholly owned subsidiaries that are general partners in the limited partnerships are responsible for all debts incurred but unpaid by the respective partnerships. As manager of the operations of the partnerships, the Company’s subsidiaries have the ability to limit potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law which would prohibit the physicians’ current form of ownership in the partnerships or LLCs, the Company is obligated to purchase the physicians’ interests in the partnerships or LLCs. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership or operating agreements.

(10) Subsequent Events

In April 2004, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $11,900,000.

(11) Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIE”) when certain characteristics are present. This interpretation applies immediately to VIEs created after December 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Interests held in VIEs created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of March 31, 2004, the Company does not have any entities that are considered to be special purpose entities. The adoption of the remaining portion of the interpretation did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the caption “Business – Risk Factors,” as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to generate and manage growth;

•	our ability to grow revenues at our existing centers;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;

•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;

•	our ability to minimize start-up losses of our development centers;

•	the ability of our physician partners to recruit additional physicians to their practice;

•	our ability to maintain favorable relations with our physician partners;

•	changes in medical staff at our centers;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare & Medicaid Services;

•	the risk of legislative or regulatory changes that would establish uniform rates for outpatient surgical services, regardless of setting;

•	risks associated with our status as a general partner of the limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill;

•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of March 31, 2004, we owned a majority interest (51% or greater) in 116 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three months ended March 31, 2004 and 2003. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended
	March 31,
	2004	2003
Centers in operation, beginning of the period	116	107
New center acquisitions placed in operation	2	1
New development centers placed in operation	1	—
Centers closed (1)	(3)	(1)

Centers in operation, end of the period	116	107

Centers under development, end of period	11	11
Development centers awaiting CON approval, end of period	—	—
Average number of centers in operation, during period	116	106
Centers under letter of intent, end of period	6	4

(1)	In 2004, we sold our interests in three centers. In 2003, we closed a center in conjunction with the expiration of its real estate lease. This center operated in conjunction with a continuing operating center owned by the same limited liability company.

Of the surgery centers in operation as of March 31, 2004, 67 centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2004 include the acquisition or development of 12 to 15 additional surgery centers, net of the disposition of three centers, and the achievement of same-center revenue growth of 4% to 7%.

While we generally own 51% of the entities that own the surgery centers, and up to 67% in certain instances, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

Sources of Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual allowances from third-party payors.

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 40%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

and 41% of our revenues in the three months ended March 31, 2004 and 2003, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. On October 1, 2003 and October 1, 2002, our surgery centers received a 2% and 3% price increase, respectively, from Medicare. However, Medicare decreased its reimbursement rates 2% effective April 1, 2004.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to our Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2003.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods. Our 2004 same center group, comprised of 103 centers, had revenue growth of 7% in the three months ended March 31, 2004. While historically our quarter to quarter and year to year same-center revenue percentages have varied from 3% to 14%, we believe that our same-center revenues in 2004 will range between 4% and 7%. This projected growth rate reflects the 2% reimbursement decrease from Medicare effective April 1, 2004 (see “- Sources of Revenues”) as well as reduced same-center procedure growth rates experienced in our industry during recent quarters.

Expenses directly related to procedures include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is more directly associated with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, insurance premiums, legal fees, property taxes, utilities and depreciation and amortization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
Revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.8	26.3
Supply cost	11.3	11.6
Other operating expenses	19.4	21.1
Depreciation and amortization	3.9	3.8

Total operating expenses	61.4	62.8

Operating income	38.6	37.2
Minority interest	21.2	20.4
Interest expense, net of interest income	0.5	0.5

Earnings from continuing operations before income taxes	16.9	16.3
Income tax expense	6.8	6.5

Net earnings from continuing operations	10.1	9.8
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	0.1	0.3
Gain or sale of discontinued interests in surgery centers, net of income taxes	1.5	—

Earnings from discontinued operations	1.6	0.3

Net earnings	11.7%	10.1%

Revenues increased $12.2 million, or 18%, to $81.7 million in the three months ended March 31, 2004 from $69.6 million in the 2003 comparable period, primarily due to the following factors:

•	Nine additional surgery centers in operation at March 31, 2004, primarily resulting from acquisitions, with an average number of additional centers in operation of nine throughout the first three months of 2004 over the comparable 2003 period; and

•	Same-center revenue growth of 7%, resulting primarily from procedure growth as well as modest price increases from Medicare and private payors in the first three months in 2004 over the comparable 2003 period (103 centers included in the same-center group).

The additional surgery centers in operation and same-center procedure growth resulted in a 16% increase in procedure volume in the three months ended March 31, 2004 over the 2003 comparable period. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 20% to $21.9 million in the three months ended March 31, 2004 from $18.2 million in the comparable 2003 period.

Supply cost was $9.3 million in the three months ended March 31, 2004, an increase of $1.2 million, or 14%, over supply cost in the comparable 2003 period. This increase resulted primarily from the additional procedure volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Other operating expenses increased $1.1 million to $15.8 million, or 8%, in the three months ended March 31, 2004 over the comparable 2003 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead. Other operating expense as a percentage of revenues decreased 1.7%, primarily due to less bad debt expense in the three months ended March 31, 2004 compared to the comparable 2003 period.

Depreciation and amortization expense increased $0.6 million, or 22%, in the three months ended March 31, 2004 over the comparable 2003 period, primarily due to additional equipment and leasehold improvements at the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2004 primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance costs and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At March 31, 2004, we had 11 centers under development and six centers that had been open for less than one year.

Minority interest in earnings in the three months ended March 31, 2004 increased $3.1 million, or 22%, over the comparable 2003 period, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that all of the acquired and developed centers in 2003 and the first three months of 2004 have a 49% minority ownership, which continues to dilute the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense increased $0.1 million in the three months ended March 31, 2004, or 44%, from the comparable 2003 period primarily due to additional long-term debt outstanding during the 2004 period primarily from acquisition activity and our stock repurchase program (see – “Liquidity and Capital Resources”).

We recognized income tax expense of $5.5 million in the three months ended March 31, 2004 compared to $4.5 million in the comparable 2003 period. Our effective tax rate in both periods was 40% of net earnings from continuing operations before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Because we continue to deduct goodwill amortization for tax purposes, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the three months ended March 31, 2004 and in two separate transactions, we sold our interests in three surgery centers and recognized an after tax gain of approximately $1.2 million. The net earnings derived from the operations of these centers during the three months ended March 31, 2004 and 2003 was $0.1 million and $0.2 million, respectively.

Liquidity and Capital Resources

At March 31, 2004, we had working capital of $47.4 million compared to $46.0 million at December 31, 2003 and $39.5 million at March 31, 2003. Operating activities for the three months ended March 31, 2004 generated $15.1 million in cash flow from operations compared to $10.6 million in the comparable 2003 period. The increase in operating cash flow activity resulted primarily from an additional $1.5 million in net earnings from continuing operations resulting from additional centers in operation and growth in same-center revenue. In addition, the impact of payments made for accrued salaries and benefits and estimated tax payments against those amounts expensed and accrued in the first quarter of 2004 provided an additional $4.1 million in operating cash flow. Cash and cash equivalents at March 31, 2004, December 31, 2003 and March 31, 2003 were $15.4 million, $14.3 million and $13.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

During the three months ended March 31, 2004, we had total capital expenditures of $17.3 million, which included:

•	$12.3 million for acquisitions of interests in two practice-based ambulatory surgery centers;

•	$3.3 million for new or replacement property at existing surgery centers; and

•	$1.7 million for new start-up surgery centers.

We used our cash flow from operations to fund our acquisition cash obligations and development activity, and we received approximately $0.5 million from capital contributions of our minority partners to fund their proportionate share of development activity. At March 31, 2004, we and our limited partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $5.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners. In addition, we received approximately $4.7 million from the sale of our interests in three surgery centers.

During the three months ended March 31, 2004, we had net repayments on long-term debt of $3.0 million. At March 31, 2004, we had $48.0 million outstanding under our revolving credit facility, which, as amended in March 2004, permits us to borrow up to $125.0 million to finance our acquisition and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.00% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.375% to 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at March 31, 2004. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $100,000 in deferred financing fees during the three months ended March 31, 2004, primarily associated with amending our credit facility.

During the three months ended March 31, 2004, we received approximately $1.1 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $0.4 million.

In February 2004, our Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The new shares were distributed on March 24, 2004 to shareholders of record at the close of business on March 8, 2004.

In March 2004, our Board of Directors approved a stock repurchase program which allows us to purchase up to $25,000,000 of our common stock through September 2005. This authorization was in addition to a $25,000,000 repurchase program authorized in February 2003, under which we have repurchased 1,267,800 shares for $21,243,000 and may purchase additional shares through August 2004. We repurchased no shares of our common stock in the three months ended March 31, 2004. We anticipate that stock repurchases under these programs will be funded with borrowings under our credit facility.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No., or FIN, 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. This interpretation applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interests held in variable interest entities created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the variable interest entities meet the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of March 31, 2004, we did not have any entities that are considered to be special purpose entities. The adoption of the remaining portion of this interpretation did not have a material effect on our consolidated financial position or consolidated results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2004.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10	Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated March 10, 2004, among AmSurg, SunTrust Bank as Administrative Agent and various banks and other financial institutions

11	Earnings Per Share

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Senior Vice President, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, we filed reports on Form 8-K, dated February 10, 2004, February 24, 2004, March 25, 2004 and March 31, 2004, to report pursuant to Items 7 and 9 press releases issued on those same dates.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: May 7, 2004	By:	/s/ Claire M. Gulmi

Claire M. Gulmi

Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Duly Authorized Officer)