Form 10-Q
period 2004-06-30
AMSURG CORP
filed 2004-08-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Yes [X]     No [   ]

     As of August 5, 2004 there were outstanding 30,344,326 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.     Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
June 30, 2004 (unaudited) and December 31, 2003
(Dollars in thousands)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$15,363	$14,258
Accounts receivable, net of allowance of $4,993 and $4,956, respectively	38,390	36,172
Supplies inventory	4,519	4,292
Deferred income taxes	1,092	1,092
Prepaid and other current assets	5,783	7,349

Total current assets	65,147	63,163
Long-term receivables and investments	1,543	2,592
Property and equipment, net	65,632	60,710
Intangible assets, net	251,242	229,724

Total assets	$383,564	$356,189

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,480	$1,876
Accounts payable	5,474	8,187
Accrued salaries and benefits	5,814	4,892
Other accrued liabilities	945	1,466
Current income taxes payable	808	733

Total current liabilities	14,521	17,154
Long-term debt	56,358	53,137
Deferred income taxes	19,246	16,204
Minority interest	39,500	36,796
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 30,303,243 and 30,108,708 shares outstanding, respectively	148,180	144,993
Retained earnings	105,759	87,905

Total shareholders’ equity	253,939	232,898

Total liabilities and shareholders’ equity	$383,564	$356,189

See accompanying notes to the unaudited consolidated financial statements.

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2004 and 2003
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$86,499	$72,784	$168,235	$142,335
Operating expenses:
Salaries and benefits	22,533	19,149	44,421	37,398
Supply cost	9,968	8,428	19,226	16,519
Other operating expenses	17,094	14,942	32,925	29,628
Loss on long-term note receivable	1,100	—	1,100	—
Depreciation and amortization	3,331	2,972	6,564	5,627

Total operating expenses	54,026	45,491	104,236	89,172

Operating income	32,473	27,293	63,999	53,163
Minority interest	18,244	14,934	35,548	29,148
Interest expense, net of interest income	506	432	934	729

Earnings from continuing operations before income taxes	13,723	11,927	27,517	23,286
Income tax expense	5,489	4,771	11,006	9,313

Net earnings from continuing operations	8,234	7,156	16,511	13,973
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	—	181	102	367
Gain on sale of discontinued interests in surgery centers, net of income taxes	—	—	1,241	—

Earnings from discontinued operations	—	181	1,343	367

Net earnings	$8,234	$7,337	$17,854	$14,340

Basic earnings per common share:
Net earnings from continuing operations	$0.27	$0.24	$0.55	$0.46
Net earnings	$0.27	$0.25	$0.59	$0.47
Diluted earnings per common share:
Net earnings from continuing operations	$0.27	$0.24	$0.54	$0.46
Net earnings	$0.27	$0.24	$0.58	$0.47
Weighted average number of shares and share equivalents outstanding:
Basic	30,238	29,772	30,198	30,302
Diluted	30,862	30,246	30,847	30,702

See accompanying notes to the unaudited consolidated financial statements.

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2004 and 2003
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$17,854	$14,340
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	35,548	29,736
Distributions to minority partners	(33,823)	(28,607)
Depreciation and amortization	6,564	5,701
Deferred income taxes	3,042	2,670
Gain on sale of interests in surgery centers	(2,069)	—
Loss on long-term note receivable	1,100	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,372)	(2,564)
Supplies inventory	(160)	(243)
Prepaid and other current assets	1,525	765
Accounts payable	(2,487)	(647)
Accrued expenses and other liabilities	1,420	(1,095)
Other, net	43	(41)

Net cash flows provided by operating activities	26,185	20,015

Cash flows from investing activities:
Acquisition of interests in surgery centers	(24,048)	(9,730)
Acquisition of property and equipment	(10,381)	(7,502)
Proceeds from sale of interests in surgery centers	4,700	—
Decrease in long-term receivables and investments	124	66

Net cash flows used in investing activities	(29,605)	(17,166)

Cash flows from financing activities:
Proceeds from long-term borrowings	34,141	54,520
Repayment on long-term borrowings	(32,564)	(37,612)
Net proceeds from issuance of common stock	2,161	1,141
Repurchase of common stock	—	(21,243)
Proceeds from capital contributions by minority partners	902	486
Financing cost incurred	(115)	(493)

Net cash flows provided by (used in) financing activities	4,525	(3,201)

Net increase (decrease) in cash and cash equivalents	1,105	(352)
Cash and cash equivalents, beginning of period	14,258	13,320

Cash and cash equivalents, end of period	$15,363	$12,968

See accompanying notes to the unaudited consolidated financial statements.

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51% and up to 65% in certain instances, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other partnerships and LLCs formed to develop additional centers. The Company operates in one reportable business segment, the ownership and operation of ambulatory surgery centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company is the general partner or member. Consolidation of such partnerships and LLCs is necessary as the Company has 51% or more of the financial interest, is the general partner or majority member with all the duties, rights and responsibilities thereof, is responsible for the day-to-day management of the partnership or LLC and has control of the entities. The limited partner or minority member responsibilities are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or incurring debt which they, as physician limited partners or members, are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All subsidiaries and minority owners are herein referred to as partnerships and partners, respectively.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2004 and December 31, 2003 reflect allowances for contractual adjustments of $35,273,000 and $32,447,000, respectively, and allowances for bad debt expense of $4,993,000 and $4,956,000, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the six months ended June 30, 2004 and 2003, approximately 39% and 41%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(4) Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three and six months ended June 30, 2004 and 2003. Pro forma earnings and earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Applied assumptions:
Weighted average fair value of options at the date of grant	$4.93	$4.43	$5.56	$4.11
Dividend	—	—	—	—
Expected life of options in years	4	4	4	4
Forfeiture rate	15.0%	15.0%	15.0%	15.0%
Average risk-free interest rate	3.9%	2.6%	3.0%	3.0%
Volatility rate	35.0%	46.0%	36.0%	46.0%
Net earnings from continuing operations:
As reported	$8,234	$7,156	$16,511	$13,973
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(794)	(761)	(1,593)	(1,503)

Pro forma	$7,440	$6,395	$14,918	$12,470

Net earnings:
As reported	$8,234	$7,337	$17,854	$14,340
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(794)	(761)	(1,593)	(1,503)

Pro forma	$7,440	$6,576	$16,261	$12,837

Net earnings from continuing operations per common share:
Basic as reported	$0.27	$0.24	$0.55	$0.46
Basic pro forma	$0.25	$0.21	$0.49	$0.41
Diluted as reported	$0.27	$0.24	$0.54	$0.46
Diluted pro forma	$0.24	$0.21	$0.48	$0.41
Net earnings per common share:
Basic as reported	$0.27	$0.25	$0.59	$0.47
Basic pro forma	$0.25	$0.22	$0.54	$0.43
Diluted as reported	$0.27	$0.24	$0.58	$0.47
Diluted pro forma	$0.24	$0.22	$0.53	$0.42

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(5) Acquisitions and Dispositions

In the six months ended June 30, 2004, the Company, through a wholly owned subsidiary, acquired majority interests in three physician practice-based surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $24,048,000.

During the six months ended June 30, 2004, in two separate transactions the Company sold its interests in three surgery centers and recognized an after tax gain of $1,241,000. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$—	$1,463	$799	$2,972
Earnings before income taxes	—	302	170	613
Net earnings	—	181	102	367

At December 31, 2003, the discontinued surgery centers had combined working capital of $736,000, total assets of $3,895,000 and net assets of $3,348,000.

(6) Intangible Assets

Amortizable intangible assets at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$1,640	$1,068	$572	$1,525	$1,002	$523
Agreements not to compete	1,000	550	450	1,000	450	550

Total amortizable intangible assets	$2,640	$1,618	$1,022	$2,525	$1,452	$1,073

Estimated amortization of intangible assets for the remainder of 2004 and the following four years is $178,000, $356,000, $306,000, $156,000 and $26,000, respectively.

The changes in the carrying amount of goodwill for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance, beginning of period	$238,317	$203,349	$228,651	$193,924
Goodwill acquired during period	11,903	9	23,424	9,434
Goodwill disposed during period	—	—	(1,855)	—

Balance, end of period	$250,220	$203,358	$250,220	$203,358

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(7) Long-term Debt

The Company’s revolving credit facility, as amended on March 10, 2004, permits the Company to borrow up to $125,000,000 to finance its acquisitions and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.25% to 2.25% or a combination thereof, provides for a fee of 0.375% to 0.50% of unused commitments, prohibits the payment of dividends and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At June 30, 2004, the Company had $53,000,000 outstanding under its revolving credit facility and was in compliance with all covenants.

(8) Shareholders’ Equity

In February 2004, the Company’s Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The new shares were distributed on March 24, 2004 to shareholders of record at the close of business on March 8, 2004. All prior period shares outstanding, earnings per share and prices per share have been adjusted to reflect the stock split.

In March 2004, the Company’s Board of Directors approved a stock repurchase program which allows the Company to purchase up to $25,000,000 of its common stock through September 2005. This authorization was in addition to a $25,000,000 repurchase program authorized in February 2003, under which the Company has repurchased 1,267,800 shares for $21,243,000 and may purchase additional shares through August 2004. No shares of common stock were purchased during the six months ended June 30, 2004.

Effective May 21, 2004, the Company’s Second Amended and Restated Charter was amended to increase its authorized shares of capital stock from 44,800,000 to 75,000,000 and to increase its authorized shares of common stock, no par value, from 39,800,000 to 70,000,000.

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

(10) Subsequent Events

In July 2004, the Company’s board of directors approved the sale of the Company’s interest in a surgery center, which was thereafter closed effective August 1, 2004 for $12,500,000 in the form of a secured note receivable. The note is secured by a pledge of 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The Company will recognize a pre-tax gain on the sale of its discontinued interest in the surgery center of approximately $7,200,000 in the third quarter of 2004 associated with the transaction. In addition, beginning in the third quarter of 2004, operations from this center will be classified a part of discontinued operations.

Item 1.     Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(11) Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 46 (revised 2003), “Consolidation of  Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIE”) when certain characteristics are present. This interpretation applies immediately to VIEs created after December 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Interests held in VIEs created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of June 30, 2004, the Company does not have any entities that are considered to be special purpose entities. The adoption of the remaining portion of the interpretation did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the caption “Business — Risk Factors,” as well as other unknown risks and uncertainties:

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of June 30, 2004, we owned a majority interest (51% or greater) in 117 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent during the three and six months ended June 30, 2004 and 2003. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Centers in operation, beginning of the period	116	107	116	107
New center acquisitions placed in operation	1	—	3	1
New development centers placed in operation	—	—	1	—
Centers sold or closed (1)	—	—	(3)	(1)

Centers in operation, end of the period	117	107	117	107

Centers under development, end of period	13	12	13	12
Development centers awaiting CON approval, end of period	—	—	—	—
Average number of continuing centers in operation, during period	117	104	116	104
Centers under letter of intent, end of period	6	5	6	5

(1)	During the six months ended June 30, 2004, we sold our interests in three centers. In 2003, we closed a center in conjunction with the expiration of its real estate lease. This center operated in conjunction with a continuing operating center owned by the same limited liability company.

Of the surgery centers in operation as of June 30, 2004, 68 centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2004 include the acquisition or development of 12 to 15 additional surgery centers, net of the disposition of three centers, and the achievement of same-center revenue growth of 4% to 7%.

While we generally own 51% of the entities that own the surgery centers, and up to 65% in certain instances, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

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

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 39% and 41% of our revenues in the six months ended June 30, 2004 and 2003, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. On October 1, 2003, ambulatory surgery centers received a 2% price increase, from Medicare. However, Medicare decreased its reimbursement rates 2% effective April 1, 2004.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods. Our 2004 same center group, comprised of 103 centers, had revenue growth of 5% and 6% respectively, in the three and six months ended June 30, 2004. While historically our quarter to quarter and year to year same-center revenue percentages have varied from 3% to 14%, we believe that our same-center revenues in 2004 will range between 4% and 7%. This projected growth rate reflects the 2% reimbursement decrease from Medicare effective April 1, 2004 (see “- Sources of Revenues”) as well as reduced same-center procedure growth rates experienced in our industry during recent quarters.

Expenses directly related to procedures include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is more directly associated with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, insurance premiums, legal and accounting fees, property taxes, utilities and depreciation and amortization.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain statements of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	26.1	26.3	26.4	26.3
Supply cost	11.5	11.6	11.4	11.6
Other operating expenses	19.8	20.5	19.6	20.8
Loss on long-term note receivable	1.3	—	0.7	—
Depreciation and amortization	3.8	4.1	3.9	3.9

Total operating expenses	62.5	62.5	62.0	62.6

Operating income	37.5	37.5	38.0	37.4
Minority interest	21.1	20.5	21.1	20.5
Interest expense, net of interest income	0.6	0.6	0.6	0.5

Earnings from continuing operations before income taxes	15.8	16.4	16.3	16.4
Income tax expense	6.3	6.6	6.5	6.6

Net earnings from continuing operations	9.5	9.8	9.8	9.8
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	—	0.3	0.1	0.3
Gain or sale of discontinued interests in surgery centers, net of income taxes.	—	—	0.7	—

Earnings from discontinued operations	—	0.3	0.8	0.3

Net earnings	9.5%	10.1%	10.6%	10.1%

Revenues increased $13.7 million and $25.9 million, or 19% and 18%, to $86.5 million and $168.2 million in the three and six months ended June 30, 2004, respectively, from $72.8 million and $142.3 million in the comparable 2003 periods, primarily due to the following factors:

•	Thirteen additional continuing surgery centers in operation at June 30, 2004, primarily resulting from acquisitions, with an average number of additional continuing centers in operation of 12 throughout the first six months of 2004 over the comparable 2003 period; and

•	Same-center revenue growth of 5% and 6% in the three and six months ended June 30, 2004, respectively, resulting primarily from procedure growth (103 centers included in the same-center group).

The additional surgery centers in operation and same-center procedure growth resulted in an 18% and 17% increase in procedure volume in the three and six months ended June 30, 2004, respectively, over the 2003 comparable periods. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by 18% to $22.5 million and 19% to $44.4 million in the three and six months ended June 30, 2004, respectively, from $19.1 million and $37.4 million in the comparable 2003 periods.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Supply cost was $10.0 million and $19.2 million in the three and six months ended June 30, 2004, respectively, an increase of $1.5 million and $2.7 million, or 18% and 16%, respectively, over supply cost in the comparable 2003 periods. These increases resulted primarily from the additional procedure volume.

Other operating expenses increased $2.2 million to $17.1 million, or 14%, in the three months ended June 30, 2004 over the comparable 2003 period and $3.3 million to $32.9 million, or 11%, in the six months ended June 30, 2004, over the comparable 2003 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead. Other operating expenses as a percentage of revenues decreased 0.7% and 1.2%, respectively, primarily due to less bad debt expense in the three and six months ended June 30, 2004, respectively, compared to the comparable 2003 periods.

We recognized a non-cash loss on a long-term note receivable of $1.1 million in the three and six months ended June 30, 2004, due to an establishment of a reserve for an estimate of the uncollectible portion of a long-term note receivable, originating from the sale of a physician practice in 1998 in connection with our exit from that line of business.

Depreciation and amortization expense increased $0.4 million and $0.9 million, or 12% and 17%, in the three and six months ended June 30, 2004, respectively, over the comparable 2003 periods, primarily due to additional equipment and leasehold improvements at the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2004 primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance costs and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At June 30, 2004, we had 13 centers under development and six centers that had been open for less than one year.

Minority interest in earnings in the three and six months ended June 30, 2004 increased $3.3 million and $6.4 million, or 22%, respectively, over the comparable 2003 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased during the three and six months ended June 30, 2004 due to the fact that all of the acquired and developed centers in 2003 and the first three and six months of 2004 have a 49% minority ownership, which continues to dilute the impact on minority interest of those existing centers that have less than 49% minority ownership.

Interest expense increased $0.1 million and $0.2 million, or 17% and 28%, in the three and six months ended June 30, 2004, respectively, from the comparable 2003 periods, due to additional long-term debt outstanding during the 2004 periods resulting from acquisition activity and our stock repurchase program (see – “Liquidity and Capital Resources”).

We recognized income tax expense of $5.5 million and $11.0 million in the three and six months ended June 30, 2004, respectively, compared to $4.8 million and $9.3 million in the comparable 2003 periods. Our effective tax rate in all periods was 40% of net earnings from continuing operations before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Because we continue to deduct goodwill amortization for tax purposes, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the six months ended June 30, 2004 and in two separate transactions, we sold our interests in three surgery centers and recognized an after tax gain of approximately $1.2 million. The net earnings derived from the operations of these centers were $0.1 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Liquidity and Capital Resources

At June 30, 2004, we had working capital of $50.6 million compared to $46.0 million at December 31, 2003. Operating activities for the six months ended June 30, 2004 generated $26.2 million in cash flow from operations compared to $20.0 million in the comparable 2003 period. The increase in operating cash flow activity resulted primarily from an additional $4.4 million in net earnings, after adjusting for non-cash reconciling items, which resulted from additional centers in operation and growth in same-center revenue. In addition, net decreases in certain net working capital items during the six months ended June 30, 2004 were $1.8 million less than in the comparable 2003 period, providing additional operating cash flow. Cash and cash equivalents at June 30, 2004 and December 31, 2003 were $15.4 million and $14.3 million, respectively.

During the six months ended June 30, 2004, we had total capital expenditures of $34.5 million, which included:

•	$24.0 million for acquisitions of interests in three practice-based ambulatory surgery centers;

•	$6.9 million for new or replacement property at existing surgery centers; and

•	$3.5 million for new start-up surgery centers.

We used our cash flow from operations to fund over 75% of our acquisition cash obligations and development activity, and we received approximately $0.9 million from capital contributions by our minority partners to fund their proportionate share of development activity. At June 30, 2004, we and our limited partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $4.0 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners. In addition, we received approximately $4.7 million from the sale of our interests in three surgery centers.

During the six months ended June 30, 2004, we had net borrowings on long-term debt of $1.6 million. At June 30, 2004, we had $53.0 million outstanding under our revolving credit facility, which permits us to borrow up to $125.0 million to finance our acquisitions and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.25% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.375% to 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at June 30, 2004. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $115,000 in deferred financing fees during the six months ended June 30, 2004, primarily associated with amending our credit facility.

During the six months ended June 30, 2004, we received approximately $2.2 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $0.9 million.

In February 2004, our Board of Directors approved a 3-for-2 stock split to be effected in the form of a 50% stock dividend. The new shares were distributed on March 24, 2004 to shareholders of record at the close of business on March 8, 2004.

In March 2004, our Board of Directors approved a stock repurchase program which allows us to purchase up to $25,000,000 of our common stock through September 2005. This authorization was in addition to a $25,000,000 repurchase program authorized in February 2003, under which we have repurchased 1,267,800 shares for $21,243,000 and may purchase additional shares through August 2004. We repurchased no shares of our common stock in the six months ended June 30, 2004. We anticipate that stock repurchases under these programs will be funded with borrowings under our credit facility.

Effective May 21, 2004, our Second Amended and Restated Charter was amended to increase our authorized shares of capital stock from 44,800,000 to 75,000,000 and to increase our authorized shares of common stock, no par value, from 39,800,000 to 70,000,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

In July 2004, our board of directors approved the sale of our interest in a surgery center, which was thereafter closed effective August 1, 2004 for $12.5 million in the form of a secured note receivable. The note is secured by a pledge of 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. We will recognize a pre-tax gain on the sale of our discontinued interest in the surgery center of approximately $7.2 million in the third quarter of 2004 associated with the transaction. In addition, beginning in the third quarter of 2004, operations from this center will be classified a part of discontinued operations.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No., or FIN, 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. This interpretation applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interests held in variable interest entities created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the variable interest entities meet the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of June 30, 2004, we did not have any entities that are considered to be special purpose entities. The adoption of the remaining portion of this interpretation did not have a material effect on our consolidated financial position or consolidated results of operations.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

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

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Effective May 21, 2004, our Second Amended and Restated Charter was amended to increase our authorized shares of capital stock from 44,800,000 to 75,000,000 and to increase our authorized shares of common stock, no par value, from 39,800,000 to 70,000,000. The additional authorized shares of common stock may be issued by our board of directors, at their discretion and without shareholder approval, except as may be required by law or the rules of the Nasdaq Stock Market.

Item 3.     Defaults Upon Senior Securities.

     Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

     At our Annual Meeting of Shareholders held on May 20, 2004, the following members were elected to the Board of Directors for a three-year term by the vote set forth below:

	Votes	Votes
	For	Withheld
James A. Deal, Class I Director	24,019,417	2,134,237
Steven I. Geringer, Class I Director	24,599,022	1,554,632

     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his or her term expires:

Term
Expires
Henry D. Herr, Class II Director	2005
Ken P. McDonald, Class II Director	2005
Thomas G. Cigarran, Class III Director	2006
Debora A. Guthrie, Class III Director	2006
Bergein F. Overholt, M.D., Class III Director	2006

     Following the Annual Meeting of Shareholders, the Board of Directors elected Claire M. Gulmi as a Class I Director and Kevin P. Lavender as a Class II Director, each for a term expiring at our Annual Meeting of Shareholders to be held in 2005.

Item 4.     Submission of Matters to a Vote of Security Holder — (continued)

     Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes
	For	Against	Withheld
Approval of an amendment to our Second Amended and Restated Charter to increase our authorized shares of capital stock from 44,800,000 to 75,000,000, to increase the authorized shares of common stock, no par value, from 39,800,000 to 70,000,000, and to adopt Articles of Amendment to our Second Amended and Restated Charter to reflect this amendment	20,968,455	2,289,498	26,806
Approval of an amendment to our Amended and Restated 1997 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan from 6,435,000 to 7,935,000	13,381,676	9,882,492	20,591
Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2004	25,940,906	202,112	10,636

Item 5.     Other Information.

     Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     Exhibits

4.1	Amended and Restated AmSurg Corp. 1997 Stock Incentive Plan, as amended

4.2	Second Amended and Restated Charter of AmSurg Corp., as amended (restated electronically for filing purposes)

4.3	Second Amended and Restated Bylaws of AmSurg Corp., as amended

11	Earnings Per Share

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Senior Vice President, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

     (b)     Reports on Form 8-K

During the quarter ended June 30, 2004, we filed reports on Form 8-K, dated April 13, 2004, April 27, 2004, May 20, 2004, May 24, 2004 and June 7, 2004, to report pursuant to Items 9 and 12 press releases.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 6, 2004	By:	/s/ Claire M. Gulmi

Claire M. Gulmi
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Duly Authorized Officer)