Form 10-Q
period 2004-09-30
AMSURG CORP
filed 2004-11-08
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Yes [X]       No [  ]

     As of November 5, 2004 there were outstanding 29,255,844 shares of the registrant’s common stock, no par value.

i

Part I

Item 1. Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
September 30, 2004 (unaudited) and December 31, 2003
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,030	$14,258
Accounts receivable, net of allowance of $4,807 and $4,956, respectively	36,961	36,172
Supplies inventory	4,467	4,292
Deferred income taxes	1,092	1,092
Prepaid and other current assets	5,497	7,349

Total current assets	64,047	63,163
Long-term receivables and investments	13,553	2,592
Property and equipment, net	67,967	60,710
Intangible assets, net	248,561	229,724

Total assets	$394,128	$356,189

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,289	$1,876
Accounts payable	6,474	8,187
Accrued salaries and benefits	5,885	4,892
Other accrued liabilities	1,160	1,466
Current income taxes payable	1,723	733

Total current liabilities	16,531	17,154
Long-term debt	76,187	53,137
Deferred income taxes	22,166	16,204
Minority interest	38,229	36,796
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,171,826 and 30,108,708 shares outstanding, respectively	122,090	144,993
Retained earnings	118,925	87,905

Total shareholders’ equity	241,015	232,898

Total liabilities and shareholders’ equity	$394,128	$356,189

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2004 and 2003
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$81,903	$72,079	$245,988	$210,405
Operating expenses:
Salaries and benefits	22,109	19,955	66,087	56,961
Supply cost	9,128	7,984	27,678	23,740
Other operating expenses	15,907	14,655	48,560	43,918
Loss on long-term note receivable	—	—	1,100	—
Depreciation and amortization	3,406	2,782	9,926	8,373

Total operating expenses	50,550	45,376	153,351	132,992

Operating income	31,353	26,703	92,637	77,413
Minority interest	16,317	14,661	50,536	42,609
Interest expense, net of interest income	488	404	1,420	1,129

Earnings from continuing operations before income taxes	14,548	11,638	40,681	33,675
Income tax expense	5,819	4,655	16,272	13,470

Net earnings from continuing operations	8,729	6,983	24,409	20,205
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	105	548	1,038	1,666
Gain on sale of discontinued interests in surgery centers, net of income taxes	4,332	—	5,573	—

Earnings from discontinued operations	4,437	548	6,611	1,666

Net earnings	$13,166	$7,531	$31,020	$21,871

Basic earnings per common share:
Net earnings from continuing operations	$0.29	$0.23	$0.81	$0.67
Net earnings	$0.44	$0.25	$1.03	$0.73
Diluted earnings per common share:
Net earnings from continuing operations	$0.29	$0.23	$0.79	$0.66
Net earnings	$0.43	$0.25	$1.01	$0.71
Weighted average number of shares and share equivalents outstanding:
Basic	29,886	29,877	30,094	30,161
Diluted	30,454	30,451	30,716	30,618

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2004 and 2003
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$31,020	$21,871
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	50,536	42,609
Distributions to minority partners	(49,780)	(40,128)
Depreciation and amortization	9,926	8,373
Deferred income taxes	5,962	3,970
Gain on sale of interests in surgery centers	(9,289)	—
Loss on long-term note receivable	1,100	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,487)	(4,481)
Supplies inventory	(183)	(346)
Prepaid and other current assets	1,775	1,661
Accounts payable	(1,453)	193
Accrued expenses and other liabilities	3,344	716
Other, net	118	(40)

Net cash flows provided by operating activities	41,589	34,398
Cash flows from investing activities:
Acquisition of interests in surgery centers	(26,453)	(27,829)
Acquisition of property and equipment	(16,152)	(11,705)
Proceeds from sale of interests in surgery centers	4,700	—
Decrease in long-term receivables and investments	610	100

Net cash flows used in investing activities	(37,295)	(39,434)
Cash flows from financing activities:
Proceeds from long-term borrowings	63,441	74,683
Repayment on long-term borrowings	(42,351)	(50,622)
Net proceeds from issuance of common stock	4,142	3,900
Repurchase of common stock	(28,757)	(21,243)
Proceeds from capital contributions by minority partners	1,123	1,095
Financing cost incurred	(120)	(498)

Net cash flows provided by (used in) financing activities	(2,522)	7,315

Net increase in cash and cash equivalents	1,772	2,279
Cash and cash equivalents, beginning of period	14,258	13,320

Cash and cash equivalents, end of period	$16,030	$15,599

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at September 30, 2004 and December 31, 2003 reflect allowances for contractual adjustments of $33,629,000 and $32,447,000, respectively, and allowances for bad debt expense of $4,807,000 and $4,956,000, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the nine months ended September 30, 2004 and 2003, approximately 38% and 41%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(4) Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three and nine months ended September 30, 2004 and 2003. Pro forma earnings and earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Applied assumptions:
Weighted average fair value of options at the date of grant	$4.65	$4.93	$5.47	$4.14
Dividend	—	—	—	—
Expected life of options in years	4	4	4	4
Forfeiture rate	15.0%	15.0%	15.0%	15.0%
Average risk-free interest rate	3.7%	2.7%	3.1%	3.0%
Volatility rate	30.0%	44.0%	34.0%	45.0%
Net earnings from continuing operations:
As reported	$8,729	$6,983	$24,409	$20,205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	823	779	2,416	2,282

Pro forma	$7,906	$6,204	$21,993	$17,923

Net earnings:
As reported	$13,166	$7,531	$31,020	$21,871
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	823	779	2,416	2,282

Pro forma	$12,343	$6,752	$28,604	$19,589

Net earnings from continuing operations per common share:
Basic as reported	$0.29	$0.23	$0.81	$0.67
Basic pro forma	$0.26	$0.21	$0.73	$0.59
Diluted as reported	$0.29	$0.23	$0.79	$0.66
Diluted pro forma	$0.26	$0.20	$0.72	$0.59
Net earnings per common share:
Basic as reported	$0.44	$0.25	$1.03	$0.73
Basic pro forma	$0.41	$0.23	$0.95	$0.65
Diluted as reported	$0.43	$0.25	$1.01	$0.71
Diluted pro forma	$0.41	$0.22	$0.93	$0.64

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

(5) Acquisitions and Dispositions

In the nine months ended September 30, 2004, the Company, through a wholly owned subsidiary, acquired majority interests in four physician practice-based surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $26,453,000.

Effective August 1, 2004 the Company sold its interest in a surgery center for $12,500,000 in the form of a secured note receivable. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The Company recognized an after-tax gain on the sale of its discontinued interest in the surgery center of $4,332,000 in the three months ended September 30, 2004.

During the nine months ended September 30, 2004, in three separate transactions, including the disposition occurring in August 2004, the Company sold its interests in four surgery centers and recognized a combined after tax gain of $5,573,000. The centers’ results of operations have been classified as discontinued operations in the current year and prior periods have been restated to reflect comparable presentations. Results of operations of the combined discontinued surgery centers for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$594	$3,494	$5,543	$10,475
Earnings before income taxes	176	914	1,730	2,776
Net earnings	105	548	1,038	1,666

At December 31, 2003, the discontinued surgery centers had combined working capital of $1,518,000, total assets of $9,820,000 and net assets of $9,056,000.

(6) Intangible Assets

Amortizable intangible assets at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$1,645	$1,099	$546	$1,525	$1,002	$523
Agreements not to compete	1,000	600	400	1,000	450	550

Total amortizable intangible assets	$2,645	$1,699	$946	$2,525	$1,452	$1,073

Estimated amortization of intangible assets for the remainder of 2004 and the following four years is $90,000, $360,000, $310,000, $159,000 and $27,000, respectively.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance, beginning of period	$250,220	$203,358	$228,651	$193,924
Goodwill acquired during period	2,172	17,210	25,596	26,644
Goodwill disposed during period	(4,777)	—	(6,632)	—

Balance, end of period	$247,615	$220,568	$247,615	$220,568

(7) Long-term Debt

The Company’s revolving credit facility, as amended on March 10, 2004, permits the Company to borrow up to $125,000,000 to finance its acquisitions and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus a spread of 1.25% to 2.25% or a combination thereof, provides for a fee of 0.375% to 0.50% of unused commitments, prohibits the payment of dividends and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. At September 30, 2004, the Company had $73,000,000 outstanding under its revolving credit facility and was in compliance in all material respects with all covenants.

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

In the three months ended September 30, 2004, the Company completed its stock repurchase programs, which were authorized in February 2003 and March 2004, by acquiring and retiring 1,290,214 shares of its common stock for $28,757,000, at an average price per share of $22.29.

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

(10) Subsequent Events

Subsequent to September 30, 2004 and through a wholly owned subsidiary, the Company acquired in three separate transactions majority ownership interests in three physician practice-based surgery centers for approximately $14,900,000.

(11) Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. (“FIN”) 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIEs”) when certain characteristics are present. This interpretation applies immediately to VIEs created after December 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Interests held in VIEs created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of December 31, 2003, the Company did not have any entities that were considered to be special purpose entities. The adoption of the remaining portion of the interpretation did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of September 30, 2004, we owned a majority interest (51% or greater) in 119 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent during the three and nine months ended September 30, 2004 and 2003. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Centers in operation, beginning of the period	117	107	116	107
New center acquisitions placed in operation	1	3	4	4
New development centers placed in operation	2	1	3	1
Centers sold or closed (1)	(1)	—	(4)	(1)

Centers in operation, end of the period	119	111	119	111

Centers under development, end of period	12	14	12	14
Average number of continuing centers in operation, during period	117	105	115	104
Centers under letter of intent, end of period	8	6	8	6

(1)	During the nine months ended September 30, 2004, we sold our interests in four centers. In 2003, we closed a center in conjunction with the expiration of its real estate lease. This center operated in conjunction with a continuing operating center owned by the same limited liability company.

Of the surgery centers in operation as of September 30, 2004, 71 centers perform gastrointestinal endoscopy procedures, 38 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2004 include the acquisition or development of 12 to 15 additional surgery centers, net of the disposition of four centers.

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

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 38% and 41% of our revenues in the nine months ended September 30, 2004 and 2003, respectively, from governmental

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. On October 1, 2003, ambulatory surgery centers received a 2% price increase, from Medicare. However, Medicare decreased its reimbursement rates 2% effective April 1, 2004.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods. Our 2004 same center group, comprised of 102 centers, had revenue growth of 2% and 5% respectively, in the three and nine months ended September 30, 2004.

In the three months ended September 30, 2004, revenue for 25 of our centers was adversely impacted by four major hurricanes in the Florida region during the months of August and September. Hurricane preparations and evacuations resulted in business disruption as scheduled surgical procedures were postponed or canceled. While experiencing no significant property damage, normal operations of these centers continued to be disrupted following landfall of the hurricanes due to power outages and dislocated patients, doctors and surgery center employees. Insurance recoveries from the business disruption of these centers will be nominal, if any. We estimate that as a result of the hurricanes, revenues were reduced by $2.0 million in the three and nine months ended September 30, 2004 and our same center revenue growth was adversely affected by approximately 3% and 1%, respectively, in the three and nine months ended September 30, 2004. While historically our quarter to quarter and year to year same-center revenue percentages have varied from 2% to 14%, our same-center revenue growth through the nine months ended September 30, 2004 was 5%.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain statements of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	27.0	27.7	26.9	27.1
Supply cost	11.1	11.1	11.3	11.3
Other operating expenses	19.4	20.3	19.8	20.8
Loss on long-term note receivable	—	—	0.4	—
Depreciation and amortization	4.2	3.9	4.0	4.0

Total operating expenses	61.7	63.0	62.4	63.2

Operating income	38.3	37.0	37.6	36.8
Minority interest	19.9	20.3	20.5	20.3
Interest expense, net of interest income	0.6	0.6	0.6	0.5

Earnings from continuing operations before income taxes	17.8	16.1	16.5	16.0
Income tax expense	7.1	6.5	6.6	6.4

Net earnings from continuing operations	10.7	9.6	9.9	9.6
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	0.1	0.8	0.4	0.8
Gain or sale of discontinued interests in surgery centers, net of income taxes	5.3	—	2.3	—

Earnings from discontinued operations	5.4	0.8	2.7	0.8

Net earnings	16.1%	10.4%	12.6%	10.4%

Revenues increased $9.8 million and $35.6 million, or 14% and 17%, to $81.9 million and $246.0 million in the three and nine months ended September 30, 2004, respectively, from $72.1 million and $210.4 million in the comparable 2003 periods, primarily due to the following factors:

•	Twelve additional continuing surgery centers in operation at September 30, 2004, primarily resulting from acquisitions, with an average number of additional continuing centers in operation of 11 throughout the first nine months of 2004 over the comparable 2003 period; and

•	Same-center revenue growth of 2% and 5% in the three and nine months ended September 30, 2004, respectively, resulting primarily from procedure growth (102 centers included in the same-center group).

Revenues were adversely impacted by approximately $2.0 million in the three and nine months ended September 30, 2004 due to the hurricanes as previously discussed.

The additional surgery centers in operation and same-center procedure growth resulted in a 12% and 16% increase in procedure volume in the three and nine months ended September 30, 2004, respectively, over the 2003 comparable periods. In order to appropriately staff our surgery centers for these additional procedures, as well as provide appropriate corporate management for the additional centers in operation, salaries and benefits increased by

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

11% to $22.1 million and 16% to $66.1 million in the three and nine months ended September 30, 2004, respectively, from $20.0 million and $57.0 million in the comparable 2003 periods.

Supply cost was $9.1 million and $27.7 million in the three and nine months ended September 30, 2004, respectively, an increase of $1.1 million and $3.9 million, or 14% and 17%, respectively, over supply cost in the comparable 2003 periods. These increases resulted primarily from the additional procedure volume.

Other operating expenses increased $1.3 million, or 9%, to $15.9 million in the three months ended September 30, 2004 over the comparable 2003 period and $4.6 million, or 11%, to $48.6 million in the nine months ended September 30, 2004 over the comparable 2003 period, primarily as a result of the additional surgery centers in operation and additional corporate overhead. Other operating expenses as a percentage of revenues decreased 0.9% and 1.0%, in the three and nine months ended September 30, 2004, respectively, primarily due to less bad debt expense and certain cost reductions in medical malpractice insurance and repair and maintenance compared to the comparable 2003 periods. We expect other operating expenses as a percentage of revenues in future periods to return to a level more consistent with historical periods.

We recognized a non-cash loss on a long-term note receivable of $1.1 million in the nine months ended September 30, 2004 due to an establishment of a reserve for an estimate of the uncollectible portion of a long-term note receivable. The note receivable originated from the sale of a physician practice in 1998 in connection with our exit from that line of business.

Depreciation and amortization expense increased $0.6 million and $1.6 million, or 22% and 19%, in the three and nine months ended September 30, 2004, respectively, over the comparable 2003 periods, primarily due to additional equipment and leasehold improvements at the additional surgery centers in operation.

We anticipate further increases in operating expenses in 2004 primarily due to additional start-up centers and acquired centers expected to be placed in operation, as well as insurance costs and scheduled property rent increases at our existing centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At September 30, 2004, we had 12 centers under development and six centers that had been open for less than one year.

Minority interest in earnings in the three and nine months ended September 30, 2004 increased $1.6 million and $7.9 million, or 11% and 19%, respectively, over the comparable 2003 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest decreased during the three months ended September 30, 2004 due primarily to the sharing by our minority partners in lower profit margins at centers impacted by the hurricanes.

Interest expense increased $0.1 million and $0.3 million, or 21% and 26%, in the three and nine months ended September 30, 2004, respectively, from the comparable 2003 periods, due to additional long-term debt outstanding during the 2004 periods resulting from acquisition activity and our stock repurchase program (see – “Liquidity and Capital Resources”).

We recognized income tax expense of $5.8 million and $16.3 million in the three and nine months ended September 30, 2004, respectively, compared to $4.7 million and $13.5 million in the comparable 2003 periods. Our effective tax rate in all periods was 40% of net earnings from continuing operations before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Because we continue to deduct goodwill amortization for tax purposes, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would be due in part or in whole upon the disposition of a portion or all of our surgery centers.

In August 2004, we sold our interest in a surgery center for $12,500,000 in the form of a secured note receivable. We recognized an after-tax gain on the sale of our discontinued interest in the surgery center of $4,332,000 in the three months ended September 30, 2004. During the nine months ended September 30, 2004, in three separate transactions, including the disposition occurring in August 2004, we sold our interests in four surgery centers and recognized a combined after tax gain of $5,573,000. The centers’ results of operations have been classified as

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

discontinued operations and prior periods have been restated. The net earnings derived from the operations of these centers were $0.1 million and $1.0 million for the three and nine months ended September 30, 2004, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2003, respectively.

Liquidity and Capital Resources

At September 30, 2004, we had working capital of $47.5 million compared to $46.0 million at December 31, 2003. Operating activities for the nine months ended September 30, 2004 generated $41.6 million in cash flow from operations compared to $34.4 million in the comparable 2003 period. The increase in operating cash flow activity resulted primarily from an additional $2.6 million in net earnings, after adjusting for non-cash reconciling items, which resulted from additional centers in operation and growth in same-center revenue. In addition, changes in certain net working capital items during the nine months ended September 30, 2004 provided an additional $4.6 million more in operating cash flow over the comparable 2003 period. Cash and cash equivalents at September 30, 2004 and December 31, 2003 were $16.0 million and $14.3 million, respectively.

During the nine months ended September 30, 2004, we had total capital expenditures of $42.6 million, which included:

•	$26.5 million for acquisitions of interests in three practice-based ambulatory surgery centers;

•	$9.2 million for new or replacement property at existing surgery centers; and

•	$6.9 million for new start-up surgery centers.

We used our cash flow from operations to fund nearly 100% of our acquisition cash obligations and development activity, and we received approximately $1.1 million from capital contributions by our minority partners to fund their proportionate share of development activity. At September 30, 2004, we and our limited partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.4 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

In the first quarter of 2004, we received approximately $4.7 million from the sale of our interests in three surgery centers. Effective August 1, 2004, we sold our interest in a surgery center for $12.5 million in the form of a secured note receivable. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009.

During the nine months ended September 30, 2004, we had net borrowings on long-term debt of $21.1 million. At September 30, 2004, we had $73.0 million outstanding under our revolving credit facility, which permits us to borrow up to $125.0 million to finance our acquisitions and development projects and stock repurchase program at a rate equal to, at our option, the prime rate or LIBOR plus a spread of 1.25% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.375% to 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at September 30, 2004. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $0.1 million in deferred financing fees during the nine months ended September 30, 2004, primarily associated with amending our credit facility.

During the nine months ended September 30, 2004, we received approximately $4.1 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.6 million.

In the three months ended September 30, 2004, we completed our authorized stock repurchase programs, which were authorized in February 2003 and March 2004, by acquiring and retiring 1,290,214 shares of our common stock for $28.8 million, at an average price per share of $22.29.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No., or FIN, 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. This interpretation applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interests held in variable interest entities created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the variable interest entities meet the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003. As of December 31, 2003, we did not have any entities that were considered to be special purpose entities. The adoption of the remaining portion of this interpretation did not have a material effect on our consolidated financial position or consolidated results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities (1)
				(d) Maximum
				Number (or
				Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Shares (or	Shares (or Units)
	Number of	(b) Average	Units) Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	(or Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
July 1, 2004 through July 31, 2004	9,000	$22.92	9,000	$28,550,000
August 1, 2004 through August 31, 2004	835,614	$22.06	835,614	$10,120,000
September 1, 2004 through September 30, 2004	445,600	$22.71	445,600	—

Total	1,290,214	$22.29	1,290,214	$—

(1)	On February 18, 2003 and March 31, 2004, we announced that our board of directors had authorized stock repurchase programs, each program allowing for the purchase of up to $25,000,000 of our outstanding common stock over an 18 month period. We purchased $21,243,000 of our outstanding common stock in 2003 under the program announced in February 2003. Prior to its expiration in August 2004, we purchased the remaining $3,757,000 of our outstanding common stock pursuant to the 2003 program. We purchased $25,000,000 of outstanding common stock pursuant to the 2004 program in August 2004 and September 2004. Both repurchase programs are now complete.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits.

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

AMSURG CORP.
Date: November 8, 2004	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Duly Authorized Officer)