Form 10-K
period 2004-12-31
AMSURG CORP
filed 2005-03-14
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Yes ☑ No ☐

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

Yes ☑ No ☐

     As of March 11, 2005, 29,462,524 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on March 11, 2005 (based upon the closing sale price of these shares as reported on the Nasdaq National Market as of March 11, 2005) was approximately $709,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

     Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004

 i

Part I

Item 1. Business

Our company was formed in 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers in partnership with physician practice groups throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the specialty medical practice of a physician group partner’s office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding multi-specialty outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2004, we owned a majority interest in 128 surgery centers in 30 states and the District of Columbia. As of December 31, 2004, we also had nine centers under development and had executed letters of intent to acquire or develop seven additional centers.

We are a Tennessee corporation. Our principal executive offices are located at 20 Burton Hills Boulevard, Nashville, Tennessee 37215, and our telephone number is 615-665-1283.

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

We Depend on Payments from Third-Party Payors, Including Government Healthcare Programs, and These Payments May be Reduced, Even Though Our Costs May Increase. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 37% of our revenues in 2004 from U.S. government healthcare programs, primarily Medicare. In addition, the market share growth of managed care has resulted in substantial competition among healthcare providers for inclusion in managed care contracting in some locations. Exclusion from participation in a managed care contract in a specific location can result in material reductions in patient volume and reimbursement to a practice-based ambulatory surgery center. We can give you no assurances that fixed fee schedules, capitated payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we have no control will not have a material adverse effect on us.

Our Revenues May be Adversely Affected by Proposed Changes in the Reimbursement System of Outpatient Surgical Procedures Under the Medicare Program. The Medicare program pays for ambulatory surgical center (ASC) services using a fee schedule. The payment rates are based on a cost survey of ASC procedures. The most recent cost survey, conducted in 1994, was never implemented. Thus, the Medicare program bases its payments on a 1986 cost survey. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) set the 2004 ASC payment update at the Consumer Price Index for all urban areas (CPI-U) minus three percentage points, beginning April 1, 2004. For 2005 through 2009, the payment update will be zero percent. MMA directed the Government Accountability Office, formerly known as the General Accounting Office, (GAO) to conduct a comparative study of the relative costs of procedures furnished in ASCs to the relative costs of procedures furnished in hospital outpatient departments. GAO is to submit its recommendations to Congress regarding the appropriateness of using the groups and relative weights established for the hospital outpatient prospective payment system as the basis for a revised ASC payment system. The Secretary of the Department of Health and Human Services (DHHS) is to implement a revised payment system for ASCs on or after January 1, 2006, but no later than January 1, 2008. We can give no assurances that a new payment system will not reduce our reimbursement rates from Medicare in the future.

Item 1. Business — (continued)

Our Business Depends on Relationships with Physician Partners, Which May be Subject to Conflicts of Interest and Disputes. Our business depends on, among other things, the efforts and success of the physician partners who perform surgical procedures at our surgery centers and the strength of our relationship with these physicians. Our business could be adversely affected if these physicians do not maintain the quality of medical care or do not follow required professional guidelines at our surgery centers, if there is damage to the reputation of a key physician or group of physicians or if our relationship with a key physician partner or group of physician partners is impaired. As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the physicians who are minority interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the operating board or board of governors of each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as general partner of the limited partnership or as chief manager of the limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.

If We Fail to Comply With Applicable Laws and Regulations, We Could Suffer Penalties or Be Required to Make Significant Changes to Our Operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:

•	physician ownership of our surgery centers;

•	certificate of need, or CON, approvals and other regulations affecting construction, acquisition of centers, capital expenditures or the addition of services;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers;

•	privacy and security of individually identifiable health information; and

•	environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. In addition, a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting free-standing ambulatory surgery centers, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts and restrictions on the enforceability of covenants not to compete affecting physicians. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives or government regulation will not have a material adverse effect on us or reduce the demand for our services.

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

Item 1. Business — (continued)

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

In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

If Regulations or Regulatory Interpretations Change, We May Be Obligated to Buy Out Interests of Physicians Who Are Minority Owners of the Surgery Centers. Substantially all of the limited partnership and operating agreements for the limited partnerships and limited liability companies provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the minority interests of the physician entities affiliated with us in the limited partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such obligations include changes that:

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

The cost of repurchasing these minority interests would be substantial if a triggering event were to result in the purchase obligations simultaneously at each of our surgery centers. The purchase price to be paid in such event would be determined by a predefined formula, as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years. However, there can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations.

While we believe physician ownership of ambulatory surgery centers as structured within our limited partnerships and limited liability companies is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. The issue of physician ownership in ASCs is also being considered by some state legislatures.

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

Item 1. Business — (continued)

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

If We Are Unable to Grow Revenues At Our Existing Centers, We Will Not Be Able To Execute Our Existing Centers’ Growth Strategy. Our strategy includes increasing our revenues and earnings by increasing the revenues of our existing centers. We seek to increase revenues at our existing centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, promoting screening programs, increasing patient and physician awareness of our centers and through operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and earnings at our existing centers.

If We Do Not Have Sufficient Capital Resources for Our Acquisition and Development Strategy, Our Growth Could Be Limited. We will need capital to acquire, develop, integrate, operate and expand surgery centers. We may finance future acquisition and development projects through debt or equity financings. To the extent that we undertake these financings, our shareholders may, in the future, experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. If we do not have sufficient capital resources, our growth could be limited and our operations impaired. Our bank loan agreement requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance. We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be on terms acceptable to us.

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

New Federal and State Legislative and Regulatory Initiatives Relating to Patient Privacy Could Require Us to Expend Substantial Sums Acquiring and Implementing New Information Systems, Which Could Negatively Impact Our Financial Results. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, DHHS issued final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA that generally became mandatory on April 14, 2003. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations

Item 1. Business — (continued)

establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory for our affiliated centers on October 16, 2003. DHHS has agreed to accept noncompliant Medicare claims for an unspecified time to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by DHHS and is not binding on private payors. On February 27, 2004, DHHS announced that non-compliant claims received by Medicare on or after July 1, 2004 will be paid no earlier than the 27th day after such claims are received. Compliant claims will continue to be paid no earlier than the 14th day after such claims are received. As of December 31, 2004, all of our surgery centers were compliant with these regulations.

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

We May Write-Off Intangible Assets, Such as Goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2004 contained an intangible asset designated as goodwill totaling $267.6 million. Additional purchases of interests in practice-based surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.

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

Item 1. Business — (continued)

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

According to Verispan’s Freestanding Outpatient Surgery Center Market Report (2004 Edition), the number of freestanding outpatient surgery centers in the U.S. grew more than 50% since 1996 to approximately 3,957 by February 2004. We believe that approximately 1,000 of these surgery centers are single-specialty centers. The number of outpatient surgical cases performed in freestanding surgery centers increased 93% from 4.3 million in 1996 to 8.3 million in 2004.

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

Item 1. Business — (continued)

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

Item 1. Business — (continued)

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

Ninety-one percent of our centers specialize in gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopedic or enterology. We believe the aging demographics of the U.S. population will be a source of procedure growth for these specialties.

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

Substantially all of the limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the

Item 1. Business — (continued)

limited partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of counsel for AmSurg and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and whom both parties choose. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “- Government Regulation.”

Surgery Center Operations

We generally design, build, staff and equip each of our facilities to meet the specific needs of a single specialty physician practice group. The size of our typical ambulatory surgery center is approximately 3,000 to 4,500 square feet, and the center is located adjacent to or in close proximity to the specialty physicians’ offices. Each center developed by us typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its related physician practice and typically performs 3,000 to 6,000 procedures per year. Our cost of developing a typical surgery center ranges from $1.2 to $1.7 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2004, 79 of our centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.

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

Accreditation

Many managed care organizations will only contract with a facility that is accredited by either Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or Accreditation Association for Ambulatory Health Care, or AAAHC. In these markets, we generally seek and obtain these accreditations. Currently, 59% of our surgery centers are accredited by JCAHO or AAAHC, and five surgery centers are scheduled for initial accreditation surveys during 2005. All of the accredited centers have received three-year certifications.

Item 1. Business — (continued)

Surgery Center Locations

The following table sets forth certain information relating to surgery centers in operation as of December 31, 2004:

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	December 1992	4
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Sebastopol, California	Ophthalmology	April 1994	3
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	4
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopaedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	2
Kansas City, Missouri	Gastroenterology	September 1997	2
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Westlake, California	Ophthalmology	August 1998	1
Baltimore, Maryland	Gastroenterology	November 1998	2
Naples, Florida	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Coral Gables, Florida	Ophthalmology	December 2000	2
Harlingen, Texas	Gastroenterology	December 2000	2
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Zephyrhills, Florida	Ophthalmology	May 2001	2
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Jackson, Tennessee	Ophthalmology	July 2001	4
Egg Harbor, New Jersey	Multispecialty	July 2001	4

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Lawrenceville, New Jersey	Orthopaedic	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Weslaco, Texas	Ophthalmology	September 2002	2
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	5
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	2
Gainesville, Florida	Orthopaedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	2
Lake Bluff, Illinois	Gastroenterology	November 2004	2
San Luis, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	3
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	2
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cleveland, Ohio	Ophthalmology	December 1997	2
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	2
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey.	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Gastroenterology, Ophthalmology	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopaedic	September 2002	5
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	3
Columbia, Maryland	Orthopaedic	December 2003	2
Columbus, Ohio	Gastroenterology	February 2004	3
Greenville, South Carolina	Gastroenterology	August 2004	3
New Orleans, Louisiana	Gastroenterology	September 2004	2
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2

			345

Our limited partnerships and limited liability companies generally lease certain of the real property in which our surgery centers operate and the equipment used in certain of our surgery centers, either from the physician partners or from unaffiliated parties. Two surgery centers in operation at December 31, 2004 are located in buildings owned by our limited partnership or limited liability company that operates the surgery center.

Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians. Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. It is our policy to collect patient co-payments and deductibles at the majority of our centers at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

Practice-based ambulatory surgery centers depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 37%, 40% and 40% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules. Our surgery centers’ are not required to file cost reports and accordingly, we have no unsettled amounts from third party payors.

The current payment system is based on a 1986 cost survey. MMA sets the 2005 ASC payment update at the CPI-U minus three percentage points, beginning April 1, 2004. For 2005 through 2009, the payment update will be zero percent. MMA directs the GAO to conduct a comparative study of the relative costs of procedures furnished in

Item 1. Business — (continued)

ASCs to the relative costs of procedures furnished in hospital outpatient departments. GAO is to submit its recommendations to Congress regarding the appropriateness of using the groups and relative weights established for the hospital outpatient prospective payment system as the basis for a revised ASC payment system. The Secretary of DHHS is to implement a revised payment system for ASCs on or after January 1, 2006, but no later than January 1, 2008. We can give no assurances that a new payment system will not reduce our reimbursement rates from Medicare in the future.

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

CONs and State Licensing. CON statutes and regulations control the development of ambulatory surgery centers in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the

Item 1. Business — (continued)

construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ambulatory surgery centers focuses on states that do not require CONs. Further, even in states that require CONs for new centers, acquisitions of existing surgery centers usually do not require CON approval.

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

Item 1. Business — (continued)

The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ambulatory surgery center joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute.

Although the advisory opinion is not binding on any entity other than the parties who submitted the request, we believe that this advisory opinion provides us with some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners. Substantially all of our joint ventures are distinguishable from the joint venture described in the advisory opinion, because, among other things, our physician investors are generally surgeons who not only refer their patients to the surgery centers, but also personally perform the surgical procedures.

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

The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our limited partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practices, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing, payroll and other ancillary services. The consideration payable by a limited partnership or limited liability company for certain of these services may be based on the volume of services provided by the practice, which is measured by the limited partnership or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practice approximate the practice’s cost of providing the services thereunder.

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

Item 1. Business — (continued)

interests in our centers to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

In addition to the anti-kickback statute, HIPAA provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

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

Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services to the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

On January 4, 2002 and July 26, 2004, final regulations issued under phase one and phase two, respectively, of the Stark Law rulemaking process became effective. Under both the phase one and phase two regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in surgery centers to which they refer patients. While the phase one and phase two rules help clarify the requirements of the exceptions to the Stark Law, until the government begins enforcement of the rules, it is difficult to determine fully their effect.

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

Item 1. Business — (continued)

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

Privacy Requirements and Administrative Simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. In particular, DHHS issued final health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA that generally became mandatory on April 14, 2003. These privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information.

In addition, HIPAA requires DHHS to adopt standards to protect the security of health-related information. DHHS released final security regulations on February 20, 2003. The security regulations will generally become mandatory on April 20, 2005. These security regulations will require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations became mandatory for our affiliated centers on October 16, 2003. DHHS has agreed to accept noncompliant Medicare claims for an unspecified time to assist providers that are not yet able to process compliant transactions. However, this extension may be terminated by DHHS and is not binding on private payors. On February 27, 2004, DHHS announced that non-compliant claims received by Medicare on or after July 1, 2004 will be paid no earlier than the 27th day after such claims are received. Compliant claims will continue to be paid no earlier than the 14th day after such claims are received. As of December 31, 2004, all of our surgery centers were compliant with these regulations.

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

Obligations to Buy Out Physician Partners. Under many of our agreements with physician partners, we are obligated to purchase the interests of the physicians at an amount as determined by a predefined formula, as specified in the limited partnership and operating agreements, in the event that their continued ownership of interests

Item 1. Business — (continued)

in the limited partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners, or if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the statute or regulation causing such prohibition.

Employees

As of December 31, 2004, AmSurg and our affiliated entities employed approximately 1,480 persons, 1,030 of whom were full-time employees and 450 of whom were part-time employees. Of the above, 160 were employed at our headquarters in Nashville, Tennessee. In addition, approximately 560 employees are leased on a full-time basis and 425 are leased on a part-time basis from the associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be excellent.

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

Item 2. Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 44,000 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2014. AmSurg limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2004, 126 lease space ranging from 1,200 to 13,400 square feet, with expected remaining lease terms ranging from one to twenty-five years. Two centers in operation at December 31, 2004 are located in buildings owned by the limited partnership or limited liability company that operate the surgery center.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding executive officers of AmSurg as of December 31, 2004. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Experience
Ken P. McDonald	64	Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through July 1996 and Chief Operating Officer from December 1994 until December 1997.

Claire M. Gulmi	51	Chief Financial Officer since September 1994; Director since 2004; Senior Vice President since March 1997; Secretary since December 1997; Vice President from September 1994 through March 1997.

Royce D. Harrell	59	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.

David L. Manning	55	Senior Vice President of Development and Assistant Secretary since April 1992.

In addition, Frank J. Coll, age 45, joined AmSurg on February 28, 2005, filling the position of Senior Vice President, Operations, which had been vacant since August 2004. Since November 2001, Mr. Coll served as President and Principal of The Bottom Line Solution, a private management consulting company. From November 1999 to October 2001, he served as Senior Vice President, Operations for Web MD/Envoy Corporation, which primarily provides electronic transaction processing services to the healthcare industry.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “AMSG” on the Nasdaq National Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2003 and 2004, as reported on the Nasdaq National Market.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2003:
High	$17.75	$20.57	$22.87	$26.70
Low	$12.02	$15.25	$17.99	$21.15
2004:
High	$25.67	$25.13	$26.70	$29.99
Low	$20.27	$21.58	$20.04	$20.59

At March 2, 2005, there were approximately 9,800 holders of our common stock, including 119 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, which will review this dividend policy from time to time. Presently, the declaration of dividends is prohibited by a covenant in our credit facility with lending institutions.

Item 6. Selected Financial Data

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:

Revenues	$334,304	$287,168	$237,976	$189,672	$134,880
Operating expenses	209,677	180,927	153,000	128,056	91,198

Operating income	124,627	106,241	84,976	61,616	43,682
Minority interest	67,784	58,290	47,501	36,604	26,003
Interest and other expenses	2,131	1,528	1,180	2,831	4,694

Earnings from continuing operations before income taxes	54,712	46,423	36,295	22,181	12,985
Income tax expense	21,649	18,569	14,519	8,875	4,973

Net earnings from continuing operations	33,063	27,854	21,776	13,306	8,012
Earnings from operations of discontinued interests in surgery centers, net of income taxes	1,045	2,272	2,246	1,599	1,054
Gain on sale of discontinued interests in surgery centers, net of income taxes	5,598	—	—	—	—

Net earnings	$39,706	$30,126	$24,022	$14,905	$9,066

Basic earnings per common share:
Net earnings from continuing operations	$1.11	$0.92	$0.71	$0.48	$0.37
Net earnings	$1.33	$1.00	$0.79	$0.54	$0.41

Diluted earnings per common share:
Net earnings from continuing operations	$1.08	$0.91	$0.70	$0.47	$0.36
Net earnings	$1.30	$0.98	$0.77	$0.52	$0.40

Weighted average number of shares and share equivalents outstanding:
Basic	29,895	30,139	30,585	27,642	21,891
Diluted	30,507	30,666	31,092	28,532	22,551

Operating and Other Financial Data:

Continuing centers at end of year	128	112	103	91	77
Procedures performed during year	615,488	532,008	452,846	372,184	277,451
Same center revenue increase	4%	7%	13%	10%	10%
Cash flows provided by operating activities	$55,452	$48,095	$46,919	$37,301	$18,493
Cash flows used by investing activities	(61,660)	(48,384)	(43,832)	(64,685)	(44,004)
Cash flows provided by (used in) financing activities	6,942	1,227	(841)	30,770	23,676

	At December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$14,992	$14,258	$13,320	$11,074	$7,688
Working capital	56,302	46,009	37,414	34,909	26,589
Total assets	425,155	356,189	299,814	241,383	190,652
Long-term debt and other long-term obligations	88,160	53,137	27,884	12,685	71,832
Minority interest	39,710	36,796	29,869	25,047	21,063
Shareholders’ equity	254,149	232,898	216,364	185,569	83,145

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in “Business – Risk Factors,” some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in “Business – Risk Factors” or by other unknown risks and uncertainties.

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 2004, we owned a majority interest (51% or greater) in 128 surgery centers.

The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2004, 2003 and 2002. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	2004	2003	2002

Centers in operation, beginning of the year	116	107	95
New center acquisitions placed in operation	10	6	10
New development centers placed in operation	6	4	2
Centers disposed (1)	(4)	(1)	—

Centers in operation, end of the year	128	116	107

Centers under development, end of the year	9	12	9
Development centers awaiting CON approval, end of year	—	—	2
Average number of continuing centers in operation, during year	117	105	94
Centers under letter of intent, end of year	7	8	6

(1)	In 2004, we sold our interests in four centers. In 2003, we closed a center upon the expiration of its real estate lease. This center operated in conjunction with a center that continues in operation and is owned by the same limited liability company.

Of the surgery centers in operation as of December 31, 2004, 79 centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2005 include the acquisition or development of a net 16 to 19 additional surgery centers and the achievement of same-center revenue growth of 4% to 7%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

While we generally own 51% of the entities that own the surgery centers, and up to 65% in certain instances, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

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

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 37%, 40% and 40% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. On October 1, 2003 and October 1, 2002, our surgery centers received a 2% and 3% price increase, respectively, from Medicare. However, effective April 1, 2004, our surgery centers received a 2% price decrease from Medicare.

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

Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which our wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and limited liability companies is necessary, as our wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the limited partnership or limited liability companies, and have control of the entities. The responsibilities of our minority partners are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

Surgery center profits are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The minority partners of our surgery center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each minority partner shares in the pre-tax earnings of the surgery center in which it holds minority ownership. Accordingly, the minority interest in each of our limited partnerships and limited liability companies is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which we must determine our tax expense. In addition, distributions from our limited partnerships and limited liability companies are made to both our subsidiary general partners and majority members and our minority partners on a pre-tax basis.

As described above, we are a holding company and our ability to service corporate debt is dependent upon distributions from our limited partnerships and limited liability companies. Positive operating cash flows of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

individual centers are the sole source of cash used to make distributions to our subsidiary general partners and majority members as well as to our minority partners, which we are obligated to make on a monthly basis in accordance with each limited partnership’s and limited liability company’s partnership or operating agreement. Accordingly, distributions to our minority partners are included in our financial statements as a component of our cash flows from operating activities.

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

Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2004, 2003 and 2002, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2004 and 2003, net accounts receivable reflected allowances for contractual adjustments of $35.1 million and $32.4 million, respectively, and allowances for bad debt expense of $5.1 million and $5.0 million, respectively. At December 31, 2004 and 2003, we had 39 and 41 days outstanding reflected in our gross accounts receivable.

Purchase Price Allocation. We allocate the respective purchase price of our acquisitions in accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, “Business Combinations.” The allocation of purchase price involves first, determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable intangible assets (goodwill). A significant portion of each surgery center’s purchase price historically has been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value which could be attributable to separately identifiable intangible assets.

Goodwill. We apply the provision of SFAS No. 142, “Goodwill and Other Intangible Assets” which requires that goodwill be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating as well as one reportable segment. Our centers each qualify as components of that operating segment and have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. We completed our annual impairment test as required by SFAS 142 as of December 31, 2004, and have determined that it is not necessary to recognize impairment in our goodwill.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

developments. Procedure growth at any existing center may result from additional contracts entered into with third- party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods. In 2004, we had 102 centers in our same-center group and they had revenue growth of 4%. While historically our quarter-to-quarter and year-to-year same-center revenue percentages have varied from 2% to 14%, we believe that our same-center revenues in 2005 will range between 4% and 7%. Our same-center group in 2005 will be comprised of 112 centers, which constitutes approximately 88% of our total base of centers.

During 2004, revenue for 25 of our centers was adversely impacted by four major hurricanes in the Florida region during the months of August and September. Hurricane preparations and evacuations resulted in business disruption as scheduled surgical procedures were postponed or canceled. While experiencing no significant property damage, normal operations of these centers continued to be disrupted following landfall of the hurricanes due to power outages and dislocated patients, doctors and surgery center employees. We estimate that as a result of the hurricanes, revenues were reduced by $2.0 million in 2004 and our same center revenue growth was adversely affected by approximately 1%.

Expenses directly related to procedures performed at our surgery centers include clinical and administrative salaries and benefits, supply cost and other variable expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

Surgery center profits are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The minority partners of our surgery center limited partnerships and limited liability companies typically are organized as limited partnerships or limited liability companies that are not subject to federal income tax. Each minority partner shares in the pre-tax earnings of the surgery center of which it is a minority partner. Accordingly, the minority interest in each of our surgery center limited partnerships and limited liability companies is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which we must determine our tax expense.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	27.0	26.8	27.2
Supply cost	11.3	11.4	11.8
Other operating expenses	20.3	20.9	21.2
Depreciation and amortization	4.1	3.9	4.1

Total operating expenses	62.7	63.0	64.3

Operating income	37.3	37.0	35.7
Minority interest	20.3	20.3	19.9
Interest expense, net of interest income	0.6	0.5	0.5

Earnings from continuing operations before income taxes	16.4	16.2	15.3

Income tax expense	6.5	6.5	6.1

Net earnings from continuing operations	9.9	9.7	9.2
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	0.3	0.8	0.9
Gain on sale of discontinued interests in surgery centers, net of income taxes	1.7	—	—

Earnings from discontinued operations	2.0	0.8	0.9

Net earnings	11.9%	10.5%	10.1%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues increased $47.1 million, or 16%, to $334.3 million in 2004 from $287.2 million in 2003. The additional revenue resulted primarily from 10 centers acquired and developed in 2003, which contributed $22.4 million additional revenue due to having a full year of operations in 2004; 16 acquired and developed centers in 2004, which had $14.2 million in revenue; and $10.3 million, or 4%, revenue growth recognized by 102 centers in our 2004 same-center group. The additional revenue from our same-center group resulted primarily from procedure growth and was negatively impacted by approximately 1% due to the hurricanes described above.

The additional surgery centers in operation and same-center procedure growth resulted in a 16% increase in procedure volume in 2004 over 2003. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 20% increase in salaries and benefits at our surgery centers. In order to provide appropriate corporate management for the additional centers, we increased our number of corporate employees. However, because certain financial targets were not met, the Company did not pay as high of levels of incentive compensation for 2004 compared to 2003. As a result, we experienced no significant changes in our corporate salary and benefit expense. Salaries and benefits increased in total by 17% to $90.2 million in 2004 from $76.8 million in 2003.

Supply cost was $37.9 million in 2004, an increase of $5.1 million, or 16%, over supply cost in 2003. This increase was commensurate with the additional procedure volume and reflective of a consistent 11.4% of revenues in 2004 and 2003. Our average supply cost per procedure in 2004 and 2003 was $62.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Other operating expenses increased $8.0 million, or 13%, to $68.0 million in 2004 from 2003. The additional expense resulted primarily from 10 centers acquired and developed in 2003, with an increase of $3.3 million in additional operating expenses due to having a full year of operations in 2004; 16 acquired and developed centers in 2004, with $3.1 million in other operating expenses; and $2.1 million increase in other operating expenses from our 2004 same-center group resulting from cost of additional revenue. This increase was commensurate with the additional procedure volume. Other operating expenses as a percentage of revenues decreased from 20.9% in 2003 to 20.3% in 2004. A significant factor which contributed to this decrease was a reduction of bad debt expense as a percentage of revenues from 3.2% to 2.6% due to our concentrated efforts to improve our cash collection processes. In addition, we had certain cost reductions in medical malpractice insurance, primarily as a result of more favorable loss history, and repair and maintenance compared to 2003 on a per center basis. Included in other operating expenses in 2004 is a non-cash loss on a long-term note receivable of $1.1 million in 2004 due to our establishment of a reserve for our estimate of the uncollectible portion of a long-term note receivable. The note receivable originated from the sale of a physician practice in 1998 in connection with our exit from that line of business. We expect other operating expenses as a percentage of revenues in future periods to return to a level more consistent with historical periods.

Depreciation and amortization expense increased $2.3 million, or 20%, in 2004 from 2003, primarily as a result of the newly developed surgery centers in operation which have an initially higher level of depreciation expense due to the brand new construction cost.

We anticipate further increases in operating expenses in 2005, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operations and will experience lower revenues and operating margins than an established center until its case load grows to a more optimal operating level, which generally is expected to occur within the 12 months after a center opens. At December 31, 2004, we had nine centers under development and six centers that had been open for less than one year.

Minority interest in earnings in 2004 increased $9.5 million, or 16%, from 2003, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained unchanged at 20.3% in 2004, compared to 20.3% in 2003.

Interest expense increased approximately $600,000 in 2004, or 39%, from 2003, primarily due to additional long-term debt outstanding during 2004 resulting primarily from acquisition activity and our stock repurchase program (see – “Liquidity and Capital Resources”).

We recognized income tax expense from continuing operations of $21.6 million in 2004 compared to $18.6 million in 2003. Our effective tax rate in 2004 and 2003 was 39.6% and 40.0%, respectively, of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. During 2005, we anticipate that our effective tax rate will continue to decrease to a range of approximately 39.2% to 39.6% due to lower weighted average state tax rates anticipated to be applied in 2005. Because we deduct goodwill amortization for tax purposes only, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

In three separate transactions in 2004, we sold our interests in four surgery centers and recognized a combined after tax gain of $5.6 million. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. The net earnings derived from the operations of these centers were $1.0 million and $2.3 million in 2004 and 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues increased $49.2 million, or 21%, to $287.2 million in 2003 from $238.0 million in 2002. The additional revenue resulted primarily from 12 centers acquired and developed in 2002, which contributed $26.2 million additional revenue due to having a full year of operations in 2003; 10 acquired and developed centers in 2003, which had $10.4 million in revenue; and $12.7 million, or 7%, revenue growth recognized by 90 centers in our 2003 same-center group as a result of procedure growth.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The additional surgery centers in operation and same-center procedure growth resulted in a 17% increase in procedure volume in 2003 over 2002. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 23% increase in salaries and benefits at our surgery centers. Our salaries and benefits at our corporate offices remained flat. However, because certain financial targets were not met, the Company did not pay as high of levels of incentive compensation for 2003 compared to 2002. As a result, we experienced no significant changes in our corporate salary and benefit expense. Salaries and benefits increased in total by 19% to $76.8 million in 2003 from $64.8 million in 2002.

Supply cost was $32.9 million in 2003, an increase of $4.9 million, or 18%, over supply cost in 2002. This increase was commensurate with the additional procedure volume. Our average supply cost per procedure in 2003 and 2002 was $62.

Other operating expenses increased $9.5 million, or 19%, to $60.0 million in 2003 from 2002. The additional expense resulted primarily from 12 centers acquired and developed in 2002, with an increase of $4.0 million in additional operating expenses due to having a full year of operations in 2003; 10 acquired and developed centers in 2003, with $2.7 million in other operating expenses; and $2.6 million increase in other operating expenses from our 2003 same-center group resulting from cost of additional revenue. This increase was commensurate with the additional procedure volume.

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

Minority interest in earnings in 2003 increased $10.8 million, or 23%, from 2002, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations and from increased same-center profitability. As a percentage of revenues, minority interest increased due to the fact that all of the acquired and developed centers in 2003 have a 49% minority ownership, which continues to dilute the impact on minority interest of those centers that have less than 49% minority ownership.

Interest expense increased approximately $300,000 in 2003, or 29%, from 2002, primarily due to additional long-term debt outstanding during 2003 resulting primarily from acquisition activity and our stock repurchase program (see – “Liquidity and Capital Resources”).

We recognized income tax expense of $18.6 million in 2003 compared to $14.5 million in 2002. Our effective tax rate in 2003 and 2002 was 40% of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

In three separate transactions in 2004, we sold our interests in four surgery centers. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. The net earnings derived from the operations of these centers were $2.3 million and $2.2 million in 2003 and 2002.

Liquidity and Capital Resources

At December 31, 2004, we had working capital of $56.3 million compared to $46.0 million at December 31, 2003. Operating activities for 2004 generated $55.5 million in cash flow from operations compared to $48.1 million in 2003. The increase in operating cash flow activity resulted primarily from an additional $5.2 million in net earnings from continuing operations, resulting primarily from additional centers in operation and growth in same-center revenue. Operating cash flow in 2004 and 2003 contained $3.0 million and $2.4 million, respectively, in tax benefit from the exercise of stock options. Cash and cash equivalents at December 31, 2004 and 2003 were $15.0 million and $14.3 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The principle source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense (see “ – Critical Accounting Policies — Allowance for Contractual Adjustments and Bad Debt Expense”). The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2004 and 2003, our accounts receivable represented 39 and 41 days’ revenue outstanding, respectively.

During 2004, we had total capital expenditures of $72.0 million, which included:

•	$48.6 million for acquisitions of interests in practice-based ambulatory surgery centers, including $3.5 million in notes payable, which were repaid in 2005;

•	$13.0 million for new or replacement property at existing surgery centers including $400,000 in new capital leases; and

•	$10.4 million for new start-up surgery centers.

Our cash flow from operations was enough to fund over 80% of our acquisition cash obligations and development activity, and we received approximately $1.4 million from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our acquisition cash obligations and development activity. At December 31, 2004, we and our limited partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.4 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

In 2004, we received approximately $4.7 million in cash proceeds from the sale of our interests in three surgery centers. We also sold our interest in an additional surgery center for $12.5 million in the form of a secured note receivable. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note and our other notes receivable at December 31, 2004 was $12.0 million.

During 2004, we had net borrowings on long-term debt of $27.2 million. At December 31, 2004, we had $79.5 million outstanding under our revolving credit facility, which permits us to borrow up to $125.0 million to finance our acquisition and development projects and stock repurchase program at a rate equal to, at our option, the prime rate plus a spread of 0.25% to 1.25% or LIBOR plus a spread of 1.25% to 2.25%, depending upon borrowing levels. The loan agreement also provides for a fee of 0.375% to 0.50% of unused commitments. The loan agreement prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at December 31, 2004. Borrowings under the credit facility are due in March 2008 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $100,000 in deferred financing fees during 2004, primarily associated with amending our credit facility.

During 2004, we received approximately $7.3 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $3.0 million.

In 2004, we completed our authorized stock repurchase programs, which were authorized in February 2003 and March 2004, by acquiring and retiring 1,290,214 shares of our common stock for $28.8 million, at an average price per share of $22.29.

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

The following schedule summarizes all of our contractual obligations by period as of December 31, 2004 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (1)	$87,530	$1,066	$84,919	$341	$1,204
Capital lease obligations	380	162	208	10	—
Operating leases, including renewal option periods	245,308	16,321	32,663	32,233	164,091
Construction in progress commitments	2,375	2,375	—	—	—

Total contractual cash obligations	$335,593	$19,924	$117,790	$32,584	$165,295

(1)	Our long-term debt may increase based on acquisition activity expected to occur in the future. We may use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.

In addition, as of December 31, 2004, we had available under our revolving credit facility $45.5 million for acquisition borrowings. Our credit facility matures on March 4, 2008.

Foregoing any significant adverse impact on our future operating results, we believe that our operating cash flow and borrowing capacity will provide us with adequate liquidity for the next three to five years to conduct our business and further implement our growth strategy.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities when certain characteristics are present. This interpretation applies immediately to variable interest entities created after December 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interests held in variable interest entities created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the variable interest entities meet the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. As of December 31, 2003, we did not have any entities that are considered to be variable interest entities. The adoption of the remaining portion of this interpretation did not have a material effect on our consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

statements issued for fiscal periods beginning after June 15, 2005 and will become effective for us beginning with the third quarter of 2005. We have yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

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

The table below provides information as of December 31, 2004 and 2003 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

Fixed rate	$705	$547	$537	$45	$10	—	$1,844	$1,846
Average interest rate	6.1%	6.4%	6.6%	4.5%	5.3%	—

Variable rate	$522	$346	$331	$83,322	$341	$1,204	$86,066	$86,066
Average interest rate	5.0%	5.4%	5.5%	3.8%	5.6%	5.7%

								Fair
								Value at
	Years Ended December 31,							December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

Fixed rate	$1,446	$641	$471	$438	—	—	$2,996	$3,089
Average interest rate	6.3%	6.5%	6.7%	6.9%	—	—

Variable rate	$430	$141	$44	$46	$50,436	$920	$52,017	$52,017
Average interest rate	4.4%	4.5%	4.5%	4.5%	3.0%	4.5%

The difference in maturities of long-term obligations and overall increase in total borrowings principally resulted from our borrowings associated with our stock repurchase programs and acquisitions of surgery centers. The average interest rates on these borrowings at December 31, 2004 increased as compared to December 31, 2003 due to an overall increase in market rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 10, 2005

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Balance Sheets
December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$14,992	$14,258
Accounts receivable, net of allowance of $5,119 and $4,956, respectively	39,224	36,172
Supplies inventory	4,517	4,292
Deferred income taxes (note 8)	854	1,092
Prepaid and other current assets	13,731	7,349

Total current assets	73,318	63,163

Long-term receivables and deposits (note 2)	9,703	2,592
Property and equipment, net (notes 3, 5 and 6)	73,519	60,710
Intangible assets, net (notes 2 and 4)	268,615	229,724

Total assets	$425,155	$356,189

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (note 5)	$1,228	$1,876
Accounts payable	9,013	8,187
Accrued salaries and benefits	5,784	4,892
Other accrued liabilities	991	1,466
Current income taxes payable	—	733

Total current liabilities	17,016	17,154

Long-term debt (notes 2 and 5)	86,682	53,137
Deferred income taxes (note 8)	26,120	16,204
Other long-term liabilities	1,478	—
Minority interest	39,710	36,796
Commitments and contingencies (notes 2, 5, 6, 9 and 11)
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding (note 7)	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 29,420,428 and 30,108,708 shares outstanding, respectively (note 7)	126,538	144,993
Retained earnings	127,611	87,905

Total shareholders’ equity	254,149	232,898

Total liabilities and shareholders’ equity	$425,155	$356,189

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except earnings per share)

	2004	2003	2002

Revenues	$334,304	$287,168	$237,976

Operating expenses:
Salaries and benefits (note 9)	90,197	76,845	64,780
Supply cost	37,930	32,839	27,933
Other operating expenses (note 9)	67,975	59,975	50,489
Depreciation and amortization	13,575	11,268	9,798

Total operating expenses	209,677	180,927	153,000

Operating income	124,627	106,241	84,976
Minority interest	67,784	58,290	47,501
Interest expense, net of interest income of $308, $187 and $227, respectively	2,131	1,528	1,180

Earnings from continuing operations before income taxes	54,712	46,423	36,295
Income tax expense (note 8)	21,649	18,569	14,519

Net earnings from continuing operations	33,063	27,854	21,776
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	1,045	2,272	2,246
Gain on sale of discontinued interests in surgery centers, net of income taxes	5,598	—	—

Earnings from discontinued operations	6,643	2,272	2,246

Net earnings	$39,706	$30,126	$24,022

Basic earnings per common share (note 7):
Net earnings from continuing operations	$1.11	$0.92	$0.71
Net earnings	$1.33	$1.00	$0.79

Diluted earnings per common share:
Net earnings from continuing operations	$1.08	$0.91	$0.70
Net earnings	$1.30	$0.98	$0.77

Weighted average number of shares and share equivalents outstanding (note 7):
Basic	29,895	30,139	30,585
Diluted	30,507	30,666	31,092

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance December 31, 2001	20,117	$151,812	$33,757	$185,569
Issuance of common stock	2	66	—	66
Stock options exercised	429	3,218	—	3,218
Tax benefit related to exercise of stock options	—	3,489	—	3,489
Net earnings	—	—	24,022	24,022

Balance December 31, 2002	20,548	158,585	57,779	216,364
Issuance of common stock	2	68	—	68
Repurchase and retirement of common stock	(845)	(21,243)	—	(21,243)
Stock options exercised	367	5,178	—	5,178
Tax benefit related to exercise of stock options	—	2,405	—	2,405
Net earnings	—	—	30,126	30,126

Balance December 31, 2003	20,072	144,993	87,905	232,898
Issuance of common stock	3	81		81
Repurchase and retirement of common stock	(1,290)	(28,757)	—	(28,757)
Three-for-two stock split in the form of a 50% dividend	10,036	—	—	—
Stock options exercised	599	7,259	—	7,259
Tax benefit related to exercise of stock options	—	2,962	—	2,962
Net earnings	—	—	39,706	39,706

Balance December 31, 2004	29,420	$126,538	$127,611	$254,149

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$39,706	$30,126	$24,022
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	67,784	58,290	47,501
Distributions to minority partners	(66,943)	(54,263)	(46,001)
Depreciation and amortization	13,575	11,493	9,995
Gain on sale of interests in surgery centers	(9,265)	—	—
Loss on long-term note receivable	1,100	—	—
Deferred income taxes	10,154	5,962	4,704
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,979)	(5,816)	(575)
Supplies inventory	(127)	(355)	(58)
Prepaid and other current assets	(270)	(1,361)	447
Accounts payable	1,062	2,933	727
Accrued expenses and other liabilities	1,158	1,299	5,757
Other, net	497	(213)	400

Net cash flows provided by operating activities	55,452	48,095	46,919

Cash flows from investing activities:
Acquisition of interest in surgery centers	(45,140)	(27,909)	(29,443)
Acquisition of property and equipment	(22,972)	(20,696)	(14,489)
Proceeds from sale of interests in surgery centers	4,700	—	—
Net repayment of long-term receivables	1,752	221	100

Net cash flows used in investing activities	(61,660)	(48,384)	(43,832)

Cash flows from financing activities:
Proceeds from long-term borrowings	83,847	78,741	27,497
Repayment on long-term borrowings	(56,670)	(62,592)	(33,098)
Net proceeds from issuance of common stock	7,259	5,178	3,284
Repurchase of common stock	(28,757)	(21,243)	—
Proceeds from capital contributions by minority partners	1,385	1,644	1,491
Financing cost incurred	(122)	(501)	(15)

Net cash flows provided by (used in) financing activities	6,942	1,227	(841)

Net increase in cash and cash equivalents	734	938	2,246
Cash and cash equivalents, beginning of year	14,258	13,320	11,074

Cash and cash equivalents, end of year	$14,992	$14,258	$13,320

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

a. Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51% and up to 65% in certain instances, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority owners are referred to herein as partnerships and partners, respectively.

Surgery center profits are allocated to the Company’s partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The partners of our surgery center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the surgery center in which it is a partner. Accordingly, the minority interest in each of the Company’s partnerships is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which the Company must determine its tax expense. In addition, distributions from our partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.

As described above, the Company is a holding company and its ability to service corporate debt is dependent upon distributions from its partnerships. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to the Company’s wholly owned subsidiaries as well as to the partners, which the Company is obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Accordingly, distributions to our partners are included in our financial statements as a component of the Company’s cash flows from operating activities.

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

d . Prepaid and Other Current Assets

At December 31, 2004, prepaid and other current assets were comprised of prepaid expenses of $4,667,000, income taxes receivable of $2,140,000, current portion of notes receivable of $2,708,000 other current assets of $4,216,000. At December 31, 2003, prepaid and other current assets were comprised of prepaid expenses of $4,478,000, current notes receivable of $623,000 and other current assets of $2,248,000.

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

e. Property and Equipment, net

Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation for buildings and improvements is recognized under the straight-line method over 20 to 40 years, or for leasehold improvements, over the remaining term of the lease plus renewal options for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property. Depreciation for movable equipment is recognized over useful lives of three to ten years.

f. Intangible Assets

Goodwill

The Company applies the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating as well as one reportable segment. Its centers each qualify as components of that operating segment and have similar economic characteristics, and therefore, should be aggregated and deemed a single reporting unit. The Company completed its annual impairment test as required by SFAS No. 142 as of December 31, 2004, and has determined that it is not necessary to recognize impairment in its goodwill.

Other Intangible Assets

Other intangible assets consist primarily of deferred financing costs of the Company and non-compete agreements, which are amortized over the term of the related debt as interest expense and the contractual term (five years) of the non-compete agreements as amortization expense, respectively.

g. Other Long Term Liabilities

Other long term liabilities is primarily comprised of deferred rent credits, which are a result of the Company accounting for rent escalations, rent holidays and lease incentives included in various lease agreements.

h. Revenue Recognition

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1 (n)). During the years ended December 31, 2004, 2003 and 2002, approximately 37%, 40% and 40%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

i. Operating Expenses

Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers. Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense.

j. Income Taxes

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

k. Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the combined weighted average number of common shares, while diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of such common shares and dilutive share equivalents.

l. Fair Value of Financial Instruments

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed-rate long-term debt, with a carrying value of $1,844,000, is $1,846,000. Management believes that the carrying amounts of variable-rate long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

m.	Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2004, 2003 and 2002. Pro forma earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	2004	2003	2002

Applied assumptions:
Weighted average fair value of options at the date of grant	$5.42	$4.16	$4.63
Dividend	—	—	—
Expected life of options in years	4	4	4
Forfeiture rate	15.0%	15.0%	15.0%
Average risk-free interest rate	3.1%	3.0%	4.1%
Volatility rate	33.1%	43.0%	46.0%

Net earnings from continuing operations:
As reported	$33,063	$27,854	$21,776
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,257)	(3,070)	(3,263)

Pro forma	$29,806	$24,784	$18,513

Net earnings:
As reported	$39,706	$30,126	$24,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,257)	(3,070)	(3,263)

Pro forma	$36,449	$27,056	$20,759

Net earnings from continuing operations per common share:
Basic as reported	$1.11	$0.92	$0.71
Basic pro forma	$1.00	$0.82	$0.61
Diluted as reported	$1.08	$0.91	$0.70
Diluted pro forma	$0.98	$0.81	$0.60

Net earnings per common share:
Basic as reported	$1.33	$1.00	$0.79
Basic pro forma	$1.22	$0.90	$0.68
Diluted as reported	$1.30	$0.98	$0.77
Diluted pro forma	$1.19	$0.88	$0.67

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

n.	Use of Estimates

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2004 and 2003, reflect allowances for contractual adjustments of $35,088,000 and $32,447,000, respectively, and allowance for bad debt expense of $5,119,000 and $4,956,000, respectively.

o.	Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46 (revised 2003), “Consolidation of Variable Interest Entities.” This interpretation, which replaces FIN 46, addresses consolidation by business enterprises of variable interest entities (“VIEs”) when certain characteristics are present. This interpretation applies immediately to VIEs created after December 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Interests held in VIEs created on or before December 31, 2003 are not subject to the provisions of this interpretation until the end of the first reporting period after March 15, 2004 unless the VIE meets the definition of a special-purpose entity as defined by this statement. This interpretation must be applied for special purpose entities as of the first reporting period subsequent to December 15, 2003 and for all other types of entities for periods ending after March 15, 2004. As of December 31, 2003, the Company did not have any entities that were considered to be VIEs. The adoption of the remaining portion of the interpretation did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal periods beginning after June 15, 2005 and will become effective for the Company beginning with the third quarter of 2005. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

p.	Reclassifications and Restatements

Certain prior year amounts have been reclassified and restated to conform to the 2004 presentation and to reflect discontinued operations as further discussed in note 2(c).

2.	Acquisitions and Dispositions

a.	Acquisitions

The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in ten and six practice-based surgery centers during 2004 and 2003, respectively. Consideration paid for the acquired interests consisted of cash and notes payable at rates indexed to prime or LIBOR, averaging 4.0% and 2.6% in 2004 and 2003, respectively, due within 30 days from issuance. Total acquisition price and cost in 2004 and 2003 was

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

$48,617,000 and $36,097,000, respectively, of which the Company assigned $45,996,000 and $34,727,000, respectively, to goodwill. Included in these amounts in 2004 was $337,000 in contingent purchase price obligation associated with an acquisition in 2000 and reflected in a note payable at December 31, 2004. The goodwill is expected to be fully deductible for tax purposes. At December 31, 2004 and 2003, the Company had notes payable associated with then recent acquisitions of $3,140,000 and $8,188,000, respectively. All notes payable outstanding as of December 31, 2004 and 2003 were funded within less than two months subsequent to the end of those fiscal years through long-term borrowings under the Company’s credit facility (see note 5). All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.

b.	Pro Forma Information

The unaudited consolidated pro forma results for the years ended December 31, 2004 and 2003, assuming all 2004 and 2003 acquisitions had been consummated on January 1, 2003, are as follows (in thousands, except per share data):

	2004	2003

Revenues	$346,873	$321,677
Net earnings from continuing operations	34,126	31,167
Net earnings	40,769	33,439
Net earnings from continuing operations per common share:
Basic	$1.14	$1.03
Diluted	$1.12	$1.02
Net earnings per common share:
Basic	$1.36	$1.11
Diluted	$1.34	$1.09
Weighted average number of shares and share equivalents:
Basic	29,895	30,139
Diluted	30,507	30,666

c.	Dispositions

In three separate transactions in 2004, the Company sold its interests in four surgery centers, due to management’s assessment of the limited growth opportunities at these centers, and recognized a combined after tax gain of $5,598,000. In the aggregate, the Company received cash totaling $4,700,000 and a secured note receivable of $12,500,000 in conjunction with the transactions. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Revenues	$5,543	$14,240	$13,549
Earnings before income taxes	1,730	3,786	3,742
Net earnings	1,045	2,272	2,246

At December 31, 2003, the discontinued surgery centers had combined working capital of $1,518,000, total assets of $9,820,000 and net assets of $9,056,000.

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

3.	Property and Equipment

Property and equipment at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Land and improvements	$450	$450
Building and improvements	48,611	37,095
Movable equipment	74,388	63,419
Construction in progress	6,054	5,640

	129,503	106,604
Less accumulated depreciation	55,984	45,894

Property and equipment, net	$73,519	$60,710

At December 31, 2004, the Company and its partnerships had unfunded construction and equipment purchases of approximately $2,375,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2004, 2003 and 2002 was $13,448,000, $11,293,000 and $9,795,000, respectively.

4.	Intangible Assets

Amortizable intangible assets at December 31, 2004 and 2003 consist of the following (in thousands):

	2004			2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,639	$1,133	$506	$1,525	$1,002	$523
Agreements not to compete	1,000	650	350	1,000	450	550

Total amortizable intangible assets	$2,639	$1,783	$856	$2,525	$1,452	$1,073

Amortization of intangible assets for the years ended December 31, 2004, 2003 and 2002 was $338,000, $323,000 and $529,000, respectively. Estimated amortization of intangible assets for the five years subsequent to December 31, 2004 is $360,000, $310,000, $160,000, $26,000 and $0.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Balance, beginning of year	$228,651	$193,924
Goodwill acquired during year	45,996	34,727
Goodwill disposed during year	(6,888)	—

Balance, end of year	$267,759	$228,651

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

5.	Long-term Debt

Long-term debt at December 31, 2004 and 2003 is comprised of the following (in thousands):

	2004	2003

Notes payable at an average rate of 4.0% (see note 2)	$3,477	$8,188
$125 million credit agreement at prime plus a spread of 0.25% to 1.25% or LIBOR plus a spread of 1.25% to 2.25% (average rate of 2.9% at December 31, 2004), due March 2008	79,500	42,200
Other debt at an average rate of 5.8%, due through June 2022	4,553	4,032
Capitalized lease arrangements at an average rate of 5.7%, due through July 2009 (see note 6)	380	593

	87,910	55,013
Less current portion	1,228	1,876

Long-term debt	$86,682	$53,137

The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company, and in some instances, the underlying assets of certain developed centers. The credit agreement permits the Company to borrow up to $125,000,000 to finance the Company’s acquisition and development projects and stock repurchase program at prime rate plus a spread of 0.25% to 1.25% or LIBOR plus a spread of 1.25% to 2.25% or a combination thereof, provides for a fee of 0.375% to 0.50% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance in all material respects with all covenants at December 31, 2004.

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions which are collateralized by certain assets of the centers with a book value of approximately $5,164,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2004 are $1,228,000, $893,000, $868,000, $83,367,000, $351,000 and $1,203,000. These maturities reflect the funding of notes payable in January 2005 with borrowings under the credit facility.

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

6.	Leases

The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2030 future minimum lease payments, including payments during expected renewal option periods, at December 31, 2004 are as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2005	$180	$16,321
2006	109	16,364
2007	97	16,299
2008	17	16,175
2009	10	16,058
Thereafter	—	164,091

Total minimum rentals	413	$245,308

Less amounts representing interest at rates ranging from 4.5% to 10.5%	33

Capital lease obligations	$380

At December 31, 2004, equipment with a cost of approximately $1,061,000 and accumulated depreciation of approximately $503,000 was held under capital lease. The Company and the partners have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2004, 2003 and 2002 was approximately $16,886,000, $14,501,000 and $11,323,000, respectively (see note 9).

7.	Shareholders’ Equity

a.	Common Stock

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

In January 2003 and March 2004, the Company’s Board of Directors authorized stock repurchase programs which allowed the Company to purchase under each program up to $25,000,000 of its common stock. As of December 31, 2003, the Company had purchased and retired 1,267,800 shares of the Company’s common stock for $21,243,000, at an average price per share of $16.77 under the 2003 program. In 2004, the Company completed the remaining 2003 stock repurchase program and the 2004 stock repurchase program by acquiring and retiring 1,290,214 shares of its common stock for $28,757,000, at an average price per share of $22.29. These stock repurchase programs were funded primarily through borrowings under the Company’s credit facility.

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

c.	Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2004:
Net earnings from continuing operations per share (basic):	$33,063	29,895	$1.11
Effect of dilutive securities options	—	612

Net earnings from continuing operations (diluted)	$33,063	30,507	$1.08

Net earnings per common share (basic):	$39,706	29,895	$1.33
Effect of dilutive securities options	—	612

Net earnings per common share (diluted)	$39,706	30,507	$1.30

For the year ended December 31, 2003:
Net earnings from continuing operations per share (basic):	$27,854	30,139	$0.92
Effect of dilutive securities options	—	527

Net earnings from continuing operations (diluted)	$27,854	30,666	$0.91

Net earnings per common share (basic):	$30,126	30,139	$1.00
Effect of dilutive securities options	—	527

Net earnings per common share (diluted)	$30,126	30,666	$0.98

For the year ended December 31, 2002:
Net earnings from continuing operations per share (basic):	$21,776	30,585	$0.71
Effect of dilutive securities options	—	507

Net earnings from continuing operations (diluted)	$21,776	31,092	$0.70

Net earnings per common share (basic):	$24,022	30,585	$0.79
Effect of dilutive securities options	—	507

Net earnings per common share (diluted)	$24,022	31,092	$0.77

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

d.	Stock Options

The Company has two stock option plans under which it has granted non-qualified options to purchase shares of common stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2004, 9,325,999 shares were authorized for grant under the two stock option plans and 2,527,290 shares were available for future option grants. Stock option activity for the three years ended December 31, 2004 is summarized below:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2001	2,480,608	$9.61
Options granted	753,537	16.63
Options exercised	(643,828)	5.00
Options terminated	(127,020)	13.71

Outstanding at December 31, 2002	2,463,297	12.75
Options granted	1,126,055	15.31
Options exercised	(550,610)	9.39
Options terminated	(68,383)	15.67

Outstanding at December 31, 2003	2,970,359	14.27
Options granted	1,087,595	24.10
Options exercised	(599,021)	12.16
Options terminated	(184,305)	18.74

Outstanding at December 31, 2004	3,274,628	$17.68

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$3.94 - $8.50	187,129	4.8	$4.71	187,129	$4.71
8.51 - 13.00	3,749	7.5	12.39	625	12.30
13.01 - 17.50	1,953,201	7.3	15.45	983,867	15.54
17.51 - 22.00	122,689	8.2	19.70	15,827	19.81
22.01 - 26.30	1,007,860	9.2	24.17	163,754	24.09

$3.94 - $26.30	3,274,628		$17.68	1,351,202	$15.12

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

8.	Income Taxes

Total income tax expense for the years ended December 31, 2004, 2003 and 2002 was allocated as follows (in thousands):

	2004	2003	2002

Income from continuing operations	$21,649	$18,569	$14,519
Discontinued operations	4,351	1,514	1,496
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2,962)	(2,405)	(3,489)

Total income tax expense	$23,038	$17,678	$12,526

Income tax expense from operations for the years ended December 31, 2004, 2003 and 2002 is comprised of the following (in thousands):

	2004	2003	2002

Current:
Federal	$13,455	$11,786	$9,337
State	2,391	2,335	1,974
Deferred	10,154	5,962	4,704

Income tax expense	$26,000	$20,083	$16,015

Income tax expense from operations for the years ended December 31, 2004, 2003 and 2002 differed from the amount computed by applying the U.S. Federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2004	2003	2002

Statutory Federal income tax	$22,997	$17,573	$14,013
State income taxes, net of Federal income tax benefit	2,776	2,392	1,811
Increase (decrease) in valuation allowances	(83)	68	135
Other	310	50	56

Income tax expense	$26,000	$20,083	$16,015

Item 8. Financial Statements and Supplementary Data — (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred tax assets:
Allowance for uncollectible accounts	$1,030	$1,080
Accrued liabilities and other	725	585
State net operating losses	568	650

Gross deferred tax assets	2,323	2,315
Valuation allowances	(568)	(650)

Net deferred tax assets	1,755	1,665

Deferred tax liabilities:
Property and equipment, principally due to difference in depreciation	2,959	1,307
Goodwill, principally due to differences in amortization	23,494	15,094
Prepaid expenses	568	376

Gross deferred tax liabilities	27,021	16,777

Net deferred tax liabilities	$25,266	$15,112

The net deferred tax liability at December 31, 2004 and 2003, is recorded as follows (in thousands):

	2004	2003

Current deferred income tax assets	$854	$1,092
Noncurrent deferred income tax liability	26,120	16,204

Net deferred tax liability	$25,266	$15,112

The Company has provided valuation allowances on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.

9.	Related Party Transactions

The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates the Company believes approximate fair market value. Payments on these leases were approximately $9,151,000, $8,285,000 and $6,968,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company reimburses certain of its partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $35,102,000, $31,657,000 and $23,512,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company received capitated reimbursement at one of its centers, which was sold in 2004, from a non-physician minority partner associated with the center. Total capitated revenue received was approximately $201,000, $1,317,000 and $1,320,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

10. Employee Benefit Programs

As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of AmSurg Corp. and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2004, 2003 and 2002 were approximately $99,000, $99,000 and $86,000, respectively, and vest incrementally over four years.

As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. No employer contributions to this plan were made for the year ended December 31, 2004. Employer contributions to this plan for the years ended December 31, 2003 and 2002 were approximately $217,000 and $446,000, respectively.

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

In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2004.

Item 8. Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)

12. Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Cash paid during the year for:
Interest	$2,272	$1,589	$1,071
Income taxes, net of refunds	15,757	11,567	5,983

Noncash investing and financing activities:
Capital lease obligations incurred to acquire equipment	400	3	107
Notes received for sale of a partnership interest	12,500	—	—
Effect of acquisitions:
Assets acquired, net of cash	52,550	38,202	51,805
Liabilities assumed	(3,933)	(2,105)	(2,787)
Notes payable and other obligations	(3,477)	(8,188)	(19,575)

Payment for assets acquired	$45,140	$27,909	$29,443

13. Subsequent Events

In the first quarter of 2005, the Company, through a wholly owned subsidiary and in two separate transactions, acquired majority interests in five physician practice-based surgery centers for an aggregate purchase price of approximately $18,400,000.

Item 8. Financial Statements and Supplementary Data – (continued)

Quarterly Statement of Earnings Data

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2003 and 2004. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2003				2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
			(In thousands, except per share data)
Revenues	$67,505	$70,821	$72,079	$76,763	$79,746	$84,339	$81,903	$88,316
Earnings from continuing operations before income taxes	10,708	11,329	11,638	12,748	13,116	13,017	14,548	14,031
Net earnings from continuing operations	6,425	6,797	6,983	7,649	7,870	7,810	8,729	8,654
Earnings from discontinued operations	578	540	548	606	1,750	424	4,437	32
Net earnings	7,003	7,337	7,531	8,255	9,620	8,234	13,166	8,686
Diluted net earnings from continuing operations per common share	$0.21	$0.23	$0.23	$0.25	$0.26	$0.25	$0.29	$0.29
Diluted net earnings per common share	$0.22	$0.24	$0.25	$0.27	$0.31	$0.27	$0.43	$0.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

We are also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Code of Conduct. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ Ken P. McDonald, President and Chief Executive Officer

/s/ Claire M. Gulmi, Senior Vice President and Chief Financial Officer

Item 9A. Controls and Procedures – (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AmSurg Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 10, 2005

Item 9A. Controls and Procedures – (continued)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2004. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the caption “Code of Ethics,” is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to executive officers of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2005, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2004,” is incorporated herein by reference.

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
S-2

     (3) Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit		Description
3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Amended and Restated Revolving Credit Agreement, dated as of May 5, 2000, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.3		First Amendment to Amended and Restated Revolving Credit Agreement, dated June 22, 2001, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.3 of the Annual Report on Form 10-K for the year ended December 31, 2002)

10.4		Second Amendment to Amended and Restated Revolving Credit Agreement, dated February 5, 2003, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2002)

10.5		Third Amendment to Amended and Restated Revolving Credit Agreement, dated March 4, 2003, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the year ended December 31, 2002)

10.6		Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated March 10, 2004, among AmSurg, SunTrust Bank as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.7		Form of Revolving Credit Note, each dated as of May 5, 2000, by and between AmSurg and the lenders listed on the schedule attached thereto (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended December 31, 2000)

(3) Exhibits

Exhibit		Description
10.8	*	1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.9	*	Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.10	*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 2, 2005)

10.11	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.12	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

10.13	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.14		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.15		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.16		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.17		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.18		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.19	*	Supplemental Executive Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2000)

10.20	*	Employment Agreement, dated February 28, 2005, between Frank J. Coll and AmSurg (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 28, 2005)

10.21		Schedule of Executive Officers Salaries and Bonuses

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Auditors

24.1		Power of Attorney (appears on page 59)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

(3) Exhibits

Exhibit	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)

32.1	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

March 14, 2005	By:	/s/ Ken P. McDonald

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

Signature	Title	Date

/s/ Ken P. McDonald	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005
Ken P. McDonald

/s/ Claire M. Gulmi	Senior Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 14, 2005
Claire M. Gulmi

/s/ Thomas G. Cigarran	Chairman of the Board	March 14, 2005
Thomas G. Cigarran

/s/ James A. Deal James A. Deal	Director	March 14, 2005

/s/ Steven I. Geringer	Director	March 14, 2005
Steven I. Geringer

/s/ Debora A. Guthrie	Director	March 14, 2005
Debora A. Guthrie

/s/ Henry D. Herr	Director	March 14, 2005
Henry D. Herr

/s/ Kevin P. Lavender	Director	March 14, 2005
Kevin P. Lavender

/s/ Bergein F. Overholt, M.D.	Director	March 14, 2005
Bergein F. Overholt, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 10, 2005; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 10, 2005

S-1

AmSurg Corp.

Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance at
	Beginning	Cost and	Other	Against	End of
	of Period	Expenses	Accounts (1)	Allowances	Period
Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:
Year ended December 31, 2004	$4,956	$8,707	$666	$(9,210)	$5,119

Year ended December 31, 2003	$3,986	$9,420	$70	$(8,520)	$4,956

Year ended December 31, 2002	$3,475	$8,611	$253	$(8,353)	$3,986

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Notes to the Consolidated Financial Statements – Note 2.”

S-2