Form 10-Q
period 2005-03-31
AMSURG CORP
filed 2005-05-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☑   No ☐

          As of May 5, 2005 there were outstanding 29,500,147 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1. Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2005 (unaudited) and December 31, 2004
(Dollars in thousands)

	March 31,	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$16,658	$14,992
Accounts receivable, net of allowance of $5,614 and $5,119, respectively	43,645	39,224
Supplies inventory	4,780	4,517
Deferred income taxes	854	854
Prepaid and other current assets	10,011	13,731

Total current assets	75,948	73,318

Long-term receivables and deposits	9,044	9,703
Property and equipment, net	76,086	73,519
Intangible assets, net	286,236	268,615

Total assets	$447,314	$425,155

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$1,271	$ 1,228
Accounts payable	7,073	9,013
Accrued salaries and benefits	5,722	5,784
Other accrued liabilities	1,327	991
Current income taxes payable	3,347	—

Total current liabilities	18,740	17,016

Long-term debt	91,220	86,682
Deferred income taxes	28,220	26,120
Other long-term liabilities	1,662	1,478
Minority interest	43,244	39,710
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,492,385 and 29,420,428 shares outstanding, respectively	127,965	126,538
Retained earnings	136,263	127,611

Total shareholders’ equity	264,228	254,149

Total liabilities and shareholders’ equity	$447,314	$425,155

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$92,289	$79,746

Operating expenses:
Salaries and benefits	26,024	21,662
Supply cost	10,131	8,990
Other operating expenses	18,657	15,689
Depreciation and amortization	3,758	3,211

Total operating expenses	58,570	49,552

Operating income	33,719	30,194

Minority interest	18,586	16,651
Interest expense, net of interest income	902	427

Earnings from continuing operations before income taxes	14,231	13,116

Income tax expense	5,579	5,246

Net earnings from continuing operations	8,652	7,870

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	—	509
Gain on sale of discontinued interests in surgery centers, net of income taxes	—	1,241

Earnings from discontinued operations	—	1,750

Net earnings	$8,652	$9,620

Basic earnings per common share:
Net earnings from continuing operations	$0.29	$0.26
Net earnings	$0.29	$0.32

Diluted earnings per common share:
Net earnings from continuing operations	$0.29	$0.26
Net earnings	$0.29	$0.31

Weighted average number of shares and share equivalents outstanding:
Basic	29,451	30,158
Diluted	30,024	30,832

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$8,652	$9,620
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	18,586	17,304
Distributions to minority partners	(16,187)	(15,007)
Depreciation and amortization	3,758	3,233
Deferred income taxes	2,100	1,600
Gain on sale of interests in surgery centers	—	(2,069)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,240)	(2,849)
Supplies inventory	(161)	(252)
Prepaid and other current assets	3,769	1,161
Accounts payable	(1,940)	(1,854)
Accrued expenses and other liabilities	3,998	4,067
Other, net	(8)	136

Net cash flows provided by operating activities	18,327	15,090

Cash flows from investing activities:
Acquisition of interests in surgery centers	(18,065)	(12,293)
Acquisition of property and equipment	(4,410)	(4,983)
Proceeds from sale of interests in surgery centers	—	4,700
Decrease in long-term receivables	653	141

Net cash flows used in investing activities	(21,822)	(12,435)

Cash flows from financing activities:
Proceeds from long-term borrowings	35,349	14,768
Repayment on long-term borrowings	(31,632)	(17,772)
Net proceeds from issuance of common stock	1,159	1,089
Proceeds from capital contributions by minority partners	289	481
Financing cost incurred	(4)	(101)

Net cash flows provided by (used in) financing activities	5,161	(1,535)

Net increase in cash and cash equivalents	1,666	1,120
Cash and cash equivalents, beginning of period	14,992	14,258

Cash and cash equivalents, end of period	$16,658	$15,378

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority partners are referred to herein collectively as partnerships and partners, respectively.

Surgery center profits are allocated to the Company’s partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The partners of the Company’s surgery center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the surgery center in which it is a partner. Accordingly, the minority interest in each of the Company’s partnerships is determined on a pre-tax basis and presented before earnings from continuing operations before income taxes in order to present that amount of earnings on which the Company must determine its tax expense. In addition, distributions from the Company’s partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.

As described above, the Company is a holding company and its ability to service corporate debt is dependent upon distributions from its partnerships. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to the Company’s wholly owned subsidiaries as well as to the partners, which the Company is obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Accordingly, distributions to the Company’s partners are included in the consolidated financial statements as a component of the Company’s cash flows from operating activities.

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

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

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

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2005 and December 31, 2004 reflect allowances for contractual adjustments of $38,643,000 and $35,088,000, respectively, and allowances for bad debt expense of $5,614,000 and $5,119,000, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the three months ended March 31, 2005 and 2004, approximately 37% and 40%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 1. Financial Statements – (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(4) Stock-Based Compensation

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three months ended March 31, 2005 and 2004. Pro forma earnings and earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Applied assumptions:
Weighted average fair value of options at the date of grant	$5.27	$5.56
Dividends	—	—
Expected life of options in years	4	4
Forfeiture rate	15.0%	15.0%
Average risk-free interest rate	3.7%	3.0%
Volatility rate	30.3%	37.0%

Net earnings from continuing operations:
As reported	$8,652	$7,870
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(776)	(799)

Pro forma	$7,876	$7,071

Net earnings:
As reported	$8,652	$9,620
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(776)	(799)

Pro forma	$7,876	$8,821

Net earnings from continuing operations per common share:
Basic as reported	$0.29	$0.26
Basic pro forma	$0.27	$0.23
Diluted as reported	$0.29	$0.26
Diluted pro forma	$0.26	$0.23

Net earnings per common share:
Basic as reported	$0.29	$0.32
Basic pro forma	$0.27	$0.29
Diluted as reported	$0.29	$0.31
Diluted pro forma	$0.26	$0.29

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

(5) Acquisitions and Dispositions

In the three months ended March 31, 2005, the Company, through a wholly owned subsidiary and in two separate transactions, acquired majority interests in five physician practice-based surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $18,065,000.

In three separate transactions during the year ended December 31, 2004, the Company sold its interests in four surgery centers. The centers’ results of operations have been classified as discontinued operations in the 2004 period. Revenues, earnings before income taxes and net earnings from discontinued operations during the three months ended March 31, 2004 were $2,790,000, $849,000 and $509,000, respectively.

(6) Intangible Assets

Amortizable intangible assets at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$1,643	$1,173	$470	$1,639	$1,133	$506
Agreements not to compete	1,000	700	300	1,000	650	350

Total amortizable intangible assets	$2,643	$1,873	$770	$2,639	$1,783	$856

Estimated amortization of intangible assets for the remainder of 2005 and the following three years and thereafter is $270,000, $310,000, $160,000, $30,000 and $0, respectively.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Balance, beginning of period	$267,759	$228,651
Goodwill acquired during period	17,761	11,521
Goodwill disposed during period	(54)	(1,855)

Balance, end of period	$285,466	$238,317

(7) Long-term Debt

The Company’s revolving credit facility, as recently amended on April 22, 2005, permits the Company to borrow up to $150.0 million to, among other things, finance its acquisition and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate plus up to 0.75%, or LIBOR plus 0.75% to 1.75%, or a combination thereof; provides for a fee of 0.25% to 0.375% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature on April 22, 2010. At March 31, 2005, the Company had $87.0 million outstanding under its revolving credit facility and was in compliance in all material respects with all covenants.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)

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

The Company’s wholly owned subsidiaries, as general partners in the limited partnerships, are responsible for all debts incurred but unpaid by the respective limited partnerships. As manager of the operations of the limited partnerships, the Company’s subsidiaries have the ability to limit potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law, which would prohibit the partners’ current form of ownership in the partnerships, the Company would be obligated to purchase the partners’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership or operating agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of March 31, 2005.

(9) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. The Company has yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company’s consolidated financial position and consolidated results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

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

Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the caption “Business – Risk Factors,” as well as other unknown risks and uncertainties:

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to generate and manage growth at our existing centers and through acquisitions and development of new centers;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing centers and our centers that are currently under development;

•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development;

•	our ability to minimize start-up losses of our development centers;

•	the ability of our physician partners to recruit additional physicians to their practices;

•	our ability to maintain favorable relations with our physician partners;

•	changes in medical staff at our centers;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare & Medicaid Services;

•	the risk of legislative or regulatory changes that would establish uniform rates for outpatient surgical services, regardless of setting;

•	risks associated with our status as a general partner of limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill;

•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Overview

We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of March 31, 2005, we owned a majority interest (51% or greater) in 135 surgery centers.

The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three months ended March 31, 2005 and 2004. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended
	March 31,
	2005	2004

Centers in operation, beginning of the period	128	116
New center acquisitions placed in operation	5	2
New development centers placed in operation	2	1
Centers closed (1)	—	(3)

Centers in operation, end of the period	135	116

Centers under development, end of period	7	11
Average number of continuing centers in operation, during period	131	113
Centers under letter of intent, end of period	2	6

(1)	During the three months ended March 31, 2004, we sold our interests in three centers.

Of the surgery centers in operation as of March 31, 2005, 86 centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and five centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2005 include the acquisition or development of 16 to 19 additional surgery centers and the achievement of same-center revenue growth of 4% to 7%.

While we generally own 51% of the entities that own the surgery centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

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

Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 37% and 40% of our revenues in the three months ended March 31, 2005 and 2004, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

accordance with predetermined fee schedules. Medicare decreased its reimbursement rates 2% effective April 1, 2004.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2004 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2004.

Results of Operations

Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. Our 2005 same center group, comprised of 113 centers, had revenue growth of 3% in the three months ended March 31, 2005. While historically our quarter-to-quarter and year-to-year same-center revenue percentages have varied from 2% to 14%, we believe that our same-center revenues in 2005 will range between 4% and 7%.

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

Surgery center profits are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The minority partners of our surgery center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each minority partner shares in the pre-tax earnings of the surgery center of which it is a minority partner. Accordingly, the minority interest in each of our surgery center limited partnerships and limited liability companies is determined on a pre-tax basis and presented before net earnings from continuing operations before income taxes in order to present that amount of earnings on which we must determine our tax expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	28.2	27.2
Supply cost	11.0	11.2
Other operating expenses	20.2	19.7
Depreciation and amortization	4.1	4.0

Total operating expenses	63.5	62.1

Operating income	36.5	37.9

Minority interest	20.1	20.9
Interest expense, net of interest income	1.0	0.5

Earnings from continuing operations before income taxes	15.4	16.5

Income tax expense	6.0	6.6

Net earnings from continuing operations	9.4	9.9

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income taxes	—	0.6
Gain or sale of discontinued interests in surgery centers, net of income taxes	—	1.6

Earnings from discontinued operations	—	2.2

Net earnings	9.4%	12.1%

Revenues increased $12.5 million, or 16%, to $92.3 million in the three months ended March 31, 2005 from $79.7 million in the 2004 comparable period. The increase in revenues resulted primarily from 12 centers acquired and developed in 2004, which contributed $8.6 million of additional revenue due to having a full year of operations in the three months ended March 31, 2005; seven acquired and developed centers in the three months ended March 31, 2005, which generated $1.9 million of revenue; and $2.0 million of revenue growth, reflecting a 3% increase, recognized by 113 centers in our 2005 same-center group. The increase in revenues from our same-center group resulted primarily from procedure growth.

The additional surgery centers in operation and same-center procedure growth resulted in a 17% increase in procedure volume in the three months ended March 31, 2005 over the 2004 comparable period. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 23% increase in salaries and benefits at our surgery centers. In order to provide appropriate corporate management for the additional centers, we increased our number of corporate employees, which resulted in a 16% increase in salaries for the three months ended March 31, 2005 over the comparable 2004 period. Salaries and benefits increased in total by 20% to $26.0 million in the three months ended March 31, 2005 from $21.7 million in the comparable 2004 period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Supply cost was $10.1 million in the three months ended March 31, 2005, an increase of $1.1 million, or 13%, over supply cost in the comparable 2004 period. This increase was commensurate with the additional procedure volume. Our average supply cost per procedure in the three months ended March 31, 2005 and 2004 was $59 and $61, respectively. The decrease in cost per procedure resulted from a higher ratio of gastroenterology procedures, which have a lower cost per procedure, over ophthalmology procedures.

Other operating expenses increased $3.0 million, or 19%, to $18.7 million in the three months ended March 31, 2005 over the comparable 2004 period. The additional expense resulted primarily from the additional 12 centers acquired and developed in 2004 with an increase of $1.5 million of additional operating expenses due to having a full year of operations in the three months ended March 31, 2005; seven centers acquired or opened during the three months ended March 31, 2005, with $500,000 of other operating expenses; and a $600,000 increase in other operating expenses from our 2005 same-center group resulting from the cost of additional revenue. This increase was commensurate with the additional procedure volume. Other operating expenses as a percentage of revenues increased to 20.2% in the three months ended March 31, 2005 from 19.7% in the comparable 2004 period. Because our same center revenue growth decreased from 7% in the first quarter of 2004 to 3% in the first quarter of 2005, other operating expenses increased as a percentage of revenues.

Depreciation and amortization expense increased $500,000, or 17%, in the three months ended March 31, 2005 over the 2004 comparable period, primarily as a result of the newly developed surgery centers in operation which have an initially higher level of depreciation expense due to construction costs.

We anticipate further increases in operating expenses in 2005, primarily due to additional start-up centers and acquired centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more optimal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2005, we had seven centers under development and seven centers that had been open for less than one year.

Minority interest in net earnings from continuing operations before income taxes for the three months ended March 31, 2005 increased $1.9 million, or 11.6%, from the comparable 2004 period, primarily as a result of our minority partners’ interest in surgery centers recently added to operations. As a percentage of revenues, minority interest was 20.1% in the three months ended March 31, 2005, compared to 20.9% in the comparable 2004 period. The percentage decrease was a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth.

Interest expense increased approximately $500,000 in the three months ended March 31, 2005, or 111%, over the comparable 2004 period, primarily due to additional long-term debt outstanding resulting primarily from acquisition activity and stock repurchase programs completed in 2004.

We recognized income tax expense from continuing operations of $5.6 million in the three months ended March 31, 2005 compared to $5.2 million in the comparable 2004 period. Our effective tax rate for the three months ended March 31, 2005 and the comparable 2004 period was 39.2% and 40%, respectively, of net earnings from continuing operations before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. During 2005, we anticipate that our effective tax rate will continue at a range of approximately 39.2% to 39.6% due to lower weighted average state tax rates anticipated to be applied in 2005. Because we deduct goodwill amortization for tax purposes only, approximately 30% to 40% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

In three separate transactions in 2004, we sold our interests in four surgery centers. The centers’ results of operations and gains associated with their disposition have been classified as discontinued operations and the 2004 period has been restated. The net earnings derived from the operations of these centers were $509,000 in the three months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Liquidity and Capital Resources

At March 31, 2005, we had working capital of $57.2 million compared to $56.3 million at December 31, 2004. Operating activities for the three months ended March 31, 2005 generated $18.3 million of cash flow from operations compared to $15.1 million in the comparable 2004 period. The increase in operating cash flow activity resulted primarily from an additional $3.0 million of income tax refunds received in the 2005 period. Cash and cash equivalents at March 31, 2005 and December 31, 2004, were $16.7 million and $15.0 million, respectively.

The principle source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2005 and December 31, 2004, our accounts receivable represented 41 and 39 days’ revenue outstanding, respectively, based on gross revenue and gross accounts receivable.

During the three months ended March 31, 2005, we had total capital expenditures of $22.5 million, which included:

•	$18.1 million for acquisitions of interests in five practice-based ambulatory surgery centers;

•	$2.0 million for new or replacement property at existing surgery centers; and

•	$2.4 million for new start-up surgery centers.

Our cash flow from operations was enough to fund over 80% of our cash obligations for our acquisition and development activity, and we received approximately $300,000 from capital contributions by our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our cash obligations for our acquisition and development activity. At March 31, 2005, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

During the three months ended March 31, 2005, notes receivable decreased by $653,000, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note and our other notes receivable at March 31, 2005 was $11.2 million.

During the three months ended March 31, 2005, we had net borrowings on long-term debt of $3.7 million. At March 31, 2005, we had $87.0 million outstanding under our revolving credit facility. Our revolving credit facility, as recently amended on April 22, 2005, permits us to borrow up to $150.0 million to, among other things, finance our acquisition and development projects and stock repurchase programs at a rate equal to, at our option, the prime rate plus up to 0.75%, LIBOR plus 0.75% to 1.75%, or a combination thereof. The revolving credit facility, as amended, provides for a fee of 0.25% to 0.375% of unused commitments. The revolving credit facility, as amended, also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at March 31, 2005. Borrowings under the credit facility are due on April 22, 2010 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies.

During the three months ended March 31, 2005, we received approximately $1.2 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $268,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for us beginning with the first quarter of 2006. We have yet to determine a transition method to adopt SFAS 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows for 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

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

Exhibits

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

AMSURG CORP.

Date: May 6, 2005	By:	/s/ Claire M. Gulmi Claire M. Gulmi

Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Duly Authorized Officer)