Form 10-Q
period 2005-06-30
AMSURG CORP
filed 2005-08-08
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
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
Yes ☑      No ☐
     As of August 5, 2005 there were outstanding 29,635,340 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1.   Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
June 30, 2005 (unaudited) and December 31, 2004
(Dollars in thousands)

	June 30,	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$17,093	$14,992
Accounts receivable, net of allowance of $5,581 and $5,119, respectively	44,342	39,224
Supplies inventory	4,898	4,517
Deferred income taxes	854	854
Prepaid and other current assets	9,859	13,731

Total current assets	77,046	73,318

Long-term receivables and investments	8,288	9,703
Property and equipment, net	79,950	73,519
Intangible assets, net	299,155	268,615

Total assets	$464,439	$425,155

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,194	$1,228
Accounts payable	5,892	9,013
Accrued salaries and benefits	6,047	5,784
Other accrued liabilities	1,473	991

Total current liabilities	15,606	17,016

Long-term debt	96,907	86,682
Deferred income taxes	30,383	26,120
Other long-term liabilities	1,907	1,478
Minority interest	43,972	39,710
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,578,464 and 29,420,428 shares outstanding, respectively	129,719	126,538
Retained earnings	145,945	127,611

Total shareholders’ equity	275,664	254,149

Total liabilities and shareholders’ equity	$464,439	$425,155

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2005 and 2004
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$98,786	$83,739	$190,601	$162,745

Operating expenses:
Salaries and benefits	26,878	22,110	52,717	43,547
Supply cost	10,936	9,429	21,017	18,316
Other operating expenses	19,429	17,868	37,830	33,325
Depreciation and amortization	3,894	3,218	7,561	6,338

Total operating expenses	61,137	52,625	119,125	101,526

Operating income	37,649	31,114	71,476	61,219
Minority interest	20,242	17,582	38,870	34,195
Interest expense, net of interest income	983	494	1,873	910

Earnings from continuing operations before income taxes	16,424	13,038	30,733	26,114

Income tax expense	6,438	5,215	12,048	10,445

Net earnings from continuing operations	9,986	7,823	18,685	15,669

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income taxes	(61)	411	(108)	944
Gain (loss) on sale of discontinued interests in surgery centers, net of income taxes	(243)	—	(243)	1,241

Earnings (loss) from discontinued operations	(304)	411	(351)	2,185

Net earnings	$9,682	$8,234	$18,334	$17,854

Basic earnings per common share:
Net earnings from continuing operations	$0.34	$0.26	$0.63	$0.52
Net earnings	$0.33	$0.27	$0.62	$0.59

Diluted earnings per common share:
Net earnings from continuing operations	$0.33	$0.25	$0.62	$0.51
Net earnings	$0.32	$0.27	$0.61	$0.58

Weighted average number of shares and share equivalents outstanding:
Basic	29,537	30,238	29,494	30,198
Diluted	30,165	30,862	30,094	30,847
See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2005 and 2004
(In thousands)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$18,334	$17,854
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	38,870	34,195
Distributions to minority partners	(36,254)	(33,823)
Depreciation and amortization	7,561	6,338
Deferred income taxes	4,263	3,042
(Gain) loss on sale of interests in surgery centers	400	(2,069)
Loss on long-term note receivable	—	1,100
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,531)	(2,372)
Supplies inventory	(281)	(160)
Prepaid and other current assets	4,460	1,525
Accounts payable	(3,166)	(2,487)
Accrued expenses and other liabilities	1,116	1,420
Other, net	105	1,622

Net cash flows provided by operating activities	30,877	26,185

Cash flows from investing activities:
Acquisition of interests in surgery centers	(30,679)	(24,048)
Acquisition of property and equipment	(11,660)	(10,381)
Proceeds from sale of interests in surgery centers	323	4,700
Decrease in long-term receivables and investments	1,395	124

Net cash flows used in investing activities	(40,621)	(29,605)

Cash flows from financing activities:
Proceeds from long-term borrowings	60,653	34,141
Repayment on long-term borrowings	(52,010)	(32,564)
Net proceeds from issuance of common stock	2,549	2,161
Proceeds from capital contributions by minority partners	1,066	902
Financing cost incurred	(413)	(115)

Net cash flows provided by financing activities	11,845	4,525

Net increase in cash and cash equivalents	2,101	1,105
Cash and cash equivalents, beginning of period	14,992	14,258

Cash and cash equivalents, end of period	$17,093	$15,363

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of these limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof and are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they generally are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority partners and members are referred to herein collectively as partnerships and partners, respectively.
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

Item 1.   Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2005 and December 31, 2004 reflect allowances for contractual adjustments of $39,506,000 and $35,088,000, respectively, and allowances for bad debt expense of $5,581,000 and $5,119,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the six months ended June 30, 2005 and 2004, approximately 37% and 39%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of payors.

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(4) Stock-Based Compensation
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three and six months ended June 30, 2005 and 2004. Pro forma earnings and earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Applied assumptions:
Weighted average fair value of options at the date of grant	$5.54	$4.93	$5.29	$5.56
Dividend	—	—	—	—
Expected life of options in years	4	4	4	4
Forfeiture rate	15.0%	15.0%	15.0%	15.0%
Average risk-free interest rate	3.8%	3.9%	3.7%	3.0%
Volatility rate	31.9%	35.0%	31.1%	36.0%

Net earnings from continuing operations:
As reported	$9,986	$7,823	$18,685	$15,669
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(800)	(794)	(1,576)	(1,593)

Pro forma	$9,186	$7,029	$17,109	$14,076

Net earnings:
As reported	$9,682	$8,234	$18,334	$17,854
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(800)	(794)	(1,576)	(1,593)

Pro forma	$8,882	$7,440	$16,758	$16,261

Net earnings from continuing operations per common share:
Basic as reported	$0.34	$0.26	$0.63	$0.52
Basic pro forma	$0.31	$0.23	$0.58	$0.47
Diluted as reported	$0.33	$0.25	$0.62	$0.51
Diluted pro forma	$0.31	$0.23	$0.57	$0.46

Net earnings per common share:
Basic as reported	$0.33	$0.27	$0.62	$0.59
Basic pro forma	$0.30	$0.25	$0.57	$0.54
Diluted as reported	$0.32	$0.27	$0.61	$0.58
Diluted pro forma	$0.29	$0.24	$0.56	$0.53

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(5) Acquisitions and Dispositions
In the six months ended June 30, 2005, the Company, through a wholly owned subsidiary, acquired majority interests in eight physician practice-based surgery centers through four separate transactions. The aggregate amount paid for the acquisitions and other acquisition costs was $30,679,000.
During the six months ended June 30, 2005, the Company sold its interest in a surgery center and recognized an after tax loss of $243,000. In three separate transactions during the year ended December 31, 2004, the Company sold its interests in four surgery centers. These dispositions were due to management’s assessment of the limited growth opportunities at these centers. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$269	$2,760	$742	$6,290
Earnings (loss) before income taxes	(99)	684	(178)	1,573
Net earnings (loss)	(61)	411	(108)	944
(6) Intangible Assets
Amortizable intangible assets at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,052	$1,216	$836	$1,639	$1,133	$506
Agreements not to compete	1,000	750	250	1,000	650	350

Total amortizable intangible assets	$3,052	$1,966	$1,086	$2,639	$1,783	$856

Amortization of intangible assets for the six months ended June 30, 2005 and the year ended December 31, 2004 was $183,000 and $338,000, respectively. Estimated amortization of intangible assets for the remainder of 2005 and each of the years through 2010 is $187,000, $323,000, $173,000, $173,000, $173,000 and $57,000, respectively.
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Balance, beginning of period	$285,466	$238,317	$267,759	$228,651
Goodwill acquired during period	12,705	11,903	30,466	23,424
Goodwill disposed during period	(102)	—	(156)	(1,855)

Balance, end of period	$298,069	$250,220	$298,069	$250,220

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $150,000,000 to, among other things, finance its acquisition and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate plus up to 0.75%, or LIBOR plus 0.75% to 1.75%, or a combination thereof; provides for a fee of 0.25% to 0.375% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature on April 22, 2010. At June 30, 2005, the Company had $90,800,000 outstanding under its revolving credit facility and was in compliance in all material respects with all covenants.
(8) Commitments and Contingencies
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
The Company’s wholly owned subsidiaries that are general partners in the limited partnerships are responsible for all debts incurred but unpaid by the respective limited partnerships. As managers of the operations of the partnerships, the Company’s subsidiaries have the ability to limit potential liabilities by curtailing operations or taking other operating actions.
In the event of a change in current law which would prohibit our partners’ ownership in the partnerships, the Company is obligated to purchase our partners’ interests in the partnerships. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership or operating agreements.
(9) Subsequent Event
Effective August 1, 2005, the Company, through a wholly owned subsidiary, acquired a majority interest in a physician practice-based surgery center for approximately $9.0 million.
(10) Recent Accounting Pronouncements
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
In June of 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force (“EITF”) issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5

Item 1.   Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
is effective for all the Company’s partnerships beginning January 1, 2006. The Company has adopted the provisions of this issue for any limited partnership agreements entered into or modified subsequent to June 29, 2005. The Company is in the process of evaluating its existing partnership to determine the effect of this issue. The Company believes that the adoption of this issue will not have a material effect on the Company’s consolidated financial position and consolidated results of operations.

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
Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the caption “Business — Risk Factors,” as well as other unknown risks and uncertainties:
•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to generate and manage growth at our existing centers and through acquisitions and development of new centers;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing and new centers;

•	our ability to obtain and retain appropriate licensing approvals for our existing and new centers;

•	our ability to minimize start-up losses of our development centers;

•	the ability of our physician partners to recruit additional physicians to their practices;

•	our ability to maintain favorable relations with our physician partners;

•	changes in medical staff at our centers;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare & Medicaid Services;

•	the risk of legislative or regulatory changes that would establish uniform rates for outpatient surgical services, regardless of setting;

•	risks associated with our status as a general partner of limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill;

•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Overview
We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of June 30, 2005, we owned a majority interest (51% or greater) in 140 surgery centers.
The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent during the three and six months ended June 30, 2005 and 2004. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Centers in operation, beginning of the period	135	116	128	116
New center acquisitions placed in operation	3	1	8	3
New development centers placed in operation	3	—	5	1
Centers sold	(1)	—	(1)	(3)

Centers in operation, end of the period	140	117	140	117

Centers under development, end of period	5	13	5	13
Average number of continuing centers in operation, during period	135	115	133	114
Centers under letter of intent, end of period	4	6	4	6
Of the surgery centers in operation as of June 30, 2005, 91 centers perform gastrointestinal endoscopy procedures, 40 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth target for 2005 includes the acquisition or development of 16 to 19 additional surgery centers.
While we generally own 51% of the entities that own the surgery centers, our consolidated statements of operations include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.
Sources of Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees generally do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual allowances from third-party medical service payors.
Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 37% and 39% of our revenues in the six months ended June 30, 2005 and 2004, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. Medicare decreased its reimbursement rates 2% effective April 1, 2004.

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
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. Our 2005 same center group, comprised of 113 centers, had revenue growth of 5% and 4% respectively, in the three and six months ended June 30, 2005. We believe that our same-center revenue growth percentage for the remainder of 2005 will range between 4% and 7%.
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

The following table shows certain statements of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	27.2	26.4	27.7	26.8
Supply cost	11.1	11.3	11.0	11.3
Other operating expenses	19.7	21.3	19.8	20.4
Depreciation and amortization	3.9	3.8	4.0	3.9

Total operating expenses	61.9	62.8	62.5	62.4

Operating income	38.1	37.2	37.5	37.6

Minority interest	20.5	21.0	20.4	21.0
Interest expense, net of interest income	1.0	0.6	1.0	0.6

Earnings from continuing operations before income taxes	16.6	15.6	16.1	16.0

Income tax expense	6.5	6.3	6.3	6.4

Net earnings from continuing operations	10.1	9.3	9.8	9.6

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income taxes	(0.1)	0.5	(0.1)	0.6
Gain (loss) on sale of discontinued interests in surgery centers, net of income taxes	(0.2)	—	(0.1)	0.8

Earnings (loss) from discontinued operations	(0.3)	0.5	(0.2)	1.4

Net earnings	9.8%	9.8%	9.6%	11.0%

Revenues increased $15.0 million and $27.9 million, or 18% and 17%, to $98.8 million and $190.6 million in the three and six months ended June 30, 2005, respectively, from $83.7 million and $162.7 million in the 2004 comparable periods. The increase in revenues resulted primarily from:
•	16 centers acquired and developed in 2004, which contributed $7.0 and $15.6 million of additional revenue due to having a full period of operations in the three and six months ended June 30, 2005, respectively;

•	six and 13 new centers in the three and six months ended June 30, 2005, respectively, which generated $4.4 million and $6.4 million of revenue; and

•	$3.7 million and $6.0 million of revenue growth for the three and six months ended June 30, 2005, respectively, reflecting a 5% and 4% increase, recognized by 113 centers in our 2005 same-center group. The increase in revenues from our same-center group resulted primarily from procedure growth.
Our procedure growth was 22% and 20% in the three and six months ended June 30, 2005, respectively, over the comparable 2004 periods, while our revenue growth was 18% and 17%, respectively. The difference between our procedure growth and revenue growth was the result of an increased number of gastroenterology procedures,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

primarily from new gastroenterology centers, which receive a lower average reimbursement per procedure than our average reimbursement per procedure in the prior periods.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 24% increase in salaries and benefits at our surgery centers for the three and six months ended June 30, 2005. Due to additional centers in operation, we experienced an 8% and 6% increase in salaries and benefits at our corporate offices during the three and six months ended June 30, 2005, respectively, over the comparable 2004 periods. Total salaries and benefits increased by 22% and 21% to $26.9 million and $52.7 million in the three and six months ended June 30, 2005, respectively, from $22.1 million and $43.5 million in the comparable 2004 periods.
Supply cost was $10.9 million and $21.0 million in the three and six months ended June 30, 2005, respectively, an increase of $1.5 million and $2.7 million, or 16% and 15%, respectively, over supply cost in the comparable 2004 periods. This increase was the result of additional procedure volume. Our average supply cost per procedure in the three and six months ended June 30, 2005 was $58 and $59, respectively, and $62 and $61, respectively, over the comparable 2004 three and six month periods. The decrease in cost per procedure resulted primarily from an increased percentage of gastroenterology procedures, which have a lower cost per procedure than ophthalmology procedures.
Other operating expenses increased $1.6 million, or 9%, to $19.4 million in the three months ended June 30, 2005 over the comparable 2004 period and $4.5 million, or 14%, to $37.8 million in the six months ended June 30, 2005 over the comparable 2004 period. This increase was net of a $1.1 million non-cash loss on a long-term note receivable recognized in the three months ended June 30, 2004 due to an establishment of a reserve for an estimate of the uncollectible portion of a long-term receivable. The additional expense in the 2005 periods resulted primarily from:
•	16 additional centers acquired and developed in 2004 which resulted in an increase of $1.3 million and $2.8 million in operating expenses due to having a full period of operations in the three and six months ended June 30, 2005, respectively;

•	six and 13 centers acquired or opened during the three and six months ended June 30, 2005, respectively, which resulted in an increase of $1.3 million and $1.8 million, respectively, in other operating expenses; and

•	an increase of $300,000 and $900,000 in other operating expenses from our 2005 same-center group in the three and six months ended June 30, 2005, respectively, resulting from additional procedure volume.
Other operating expenses decreased as a percentage of revenues due to the impact of the loss on a long-term note receivable incurred in the 2004 periods, which was not repeated in 2005.
Depreciation and amortization expense increased $700,000 and $1.2 million, or 21% and 19%, in the three and six months ended June 30, 2005, respectively, over the 2004 comparable periods, primarily as a result of centers acquired since June 30, 2004 and newly developed surgery centers opened since June 30, 2004, which have an initially higher level of depreciation expense due to construction costs.
We anticipate further increases in operating expenses in 2005, primarily due to additional start-up centers expected to be placed in operation and additional acquired centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more optimal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2005, we had five centers under development and ten centers that had been open for less than one year.
Minority interest in net earnings from continuing operations before income taxes for the three and six months ended June 30, 2005 increased $2.7 million and $4.7 million, or 15% and 14%, respectively, from the comparable 2004 periods, primarily as a result of our minority partners’ interest in surgery centers recently added to operations. As a percentage of revenues, minority interest was 20.5% and 20.4% in the three and six months ended June 30, 2005, respectively, compared to 21.0% in the three and six month comparable 2004 periods. The percentage decrease in the three and six months ended June 30, 2005 was a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth and new center development activity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Interest expense increased approximately $500,000 and $1.0 million in the three and six months ended June 30, 2005, respectively, or 99% and 106%, over the comparable 2004 periods due to additional long-term debt outstanding resulting primarily from acquisition activity and stock repurchase programs completed in 2004. We recognized income tax expense from continuing operations of $6.4 million and $12.0 million in the three and six months ended June 30, 2005, respectively, compared to $5.2 million and $10.4 million in the comparable 2004 periods. Our effective tax rate for the six months ended June 30, 2005 and the comparable 2004 period was 39.2% and 40%, respectively, of net earnings from continuing operations before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. During 2005, we anticipate that our effective tax rate will continue at a range of approximately 39.2% to 39.6% due to lower weighted average state tax rates anticipated to be applied in 2005. Because we deduct goodwill amortization for tax purposes only, approximately 30% to 40% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During the six months ended June 30, 2005, the Company sold its interests in one surgery center and recognized an after tax loss of $243,000. In three separate transactions in 2004, the Company sold its interests in four surgery centers. The net loss derived from the operations of the discontinued surgery center for the three and six months ended June 30, 2005 was $61,000 and $108,000, respectively and the net earnings derived from the operations of the discontinued surgery centers for the three and six months ended June 30, 2004 were $411,000 and $944,000, respectively. The centers’ results of operations and gains or losses associated with their dispositions have been classified as discontinued operations and the 2004 periods have been restated.
Liquidity and Capital Resources
At June 30, 2005, we had working capital of $61.4 million compared to $56.3 million at December 31, 2004. Operating activities for the six months ended June 30, 2005 generated $30.9 million of cash flow from operations compared to $26.2 million in the comparable 2004 period. The increase in operating cash flow activity resulted primarily from the increase in net earnings from continuing operations and an additional $3.0 million of income tax refunds received in the 2005 period. Cash and cash equivalents at June 30, 2005 and December 31, 2004, were $17.1 million and $15.0 million, respectively.
The principle source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2005 and December 31, 2004, our accounts receivable represented 38 and 39 days’ revenue outstanding, respectively, based on gross revenues and gross accounts receivable.
During the six months ended June 30, 2005, we had total capital expenditures of $42.3 million, which included:
•	$30.6 million for acquisitions of interests in eight practice-based ambulatory surgery centers;

•	$7.0 million for new or replacement property at existing surgery centers, including capital leases; and

•	$4.7 million for new start-up surgery centers.
We used our cash flow from operations to fund over 70% of our cash obligations for our acquisition and development activity, and we received approximately $1.1 million from capital contributions by our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our cash obligations for our acquisition and development activity. At June 30, 2005, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

During the six months ended June 30, 2005, notes receivable decreased by $1.4 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note and our other notes receivable at June 30, 2005 was $9.3 million.
During the six months ended June 30, 2005, we had net borrowings on long-term debt of $8.6 million. At June 30, 2005, we had $90.8 million outstanding under our revolving credit facility. Our revolving credit facility permits us to borrow up to $150.0 million to, among other things, finance our acquisition and development projects and stock repurchase programs at a rate equal to, at our option, the prime rate plus up to 0.75%, LIBOR plus 0.75% to 1.75% or a combination thereof. The revolving credit facility provides for a fee of 0.25% to 0.375% of unused commitments. The revolving credit facility also prohibits the payment of cash dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at June 30, 2005. Borrowings under the credit facility are due on April 22, 2010 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $400,000 in deferred financing fees during the three months ended June 30, 2005, primarily associated with an amendment to our credit facility in April 2005.
During the six months ended June 30, 2005, we received approximately $2.5 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $632,000.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for us beginning with the first quarter of 2006. We have yet to determine a transition method to adopt SFAS No. 123R or which valuation method to use. The full impact that the adoption of this statement will have on our financial position and results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.
In June of 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force, or EITF, issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all our partnerships beginning January 1, 2006. We have adopted the provisions of this issue for any limited partnership agreements entered into or modified subsequent to June 29, 2005. We are in the process of evaluating our existing partnerships to determine the effect of this issue. We believe that the adoption of this issue will not have a material effect on our consolidated financial position and consolidated results of operations.
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

Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.
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
Item 4.   Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Shareholders held on May 19, 2005, the following members were elected to the Board of Directors for the following terms set forth below:

	Term	Votes	Votes
	Expires	For	Withheld

Claire M. Gulmi, Class I Director	2007	25,032,224	2,105,542
Henry D. Herr, Class II Director	2008	24,758,934	2,378,832
Ken P. McDonald, Class II Director	2008	25,964,476	1,173,290
Kevin P. Lavender, Class II Director	2008	26,858,778	278,988
     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his or her term expires:

Term
Expires
James A. Deal, Class I Director	2007
Steven I. Geringer, Class I Director	2007
Thomas G. Cigarran, Class III Director	2006
Debora A. Guthrie, Class III Director	2006
Bergein F. Overholt, M.D., Class III Director	2006

Item 4.	Submission of Matters to a Vote of Security Holders — (continued)

Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes
	For	Against	Withheld
Ratification of the appointment of Deloitte & Touche LLP as our independent auditors for fiscal 2005	26,143,840	956,599	37,327
Item 5.   Other Information.
     Not applicable.
Item 6.   Exhibits.
Exhibits
10.1	AmSurg Corp. Supplemental Executive Retirement Savings Plan, as amended

10.2	AmSurg Corp. Group Long Term Care Plan

11	Earnings Per Share

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Senior Vice President, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 8, 2005	By:	/s/ Claire M. Gulmi

Claire M. Gulmi

Senior Vice President, Chief Financial Officer
and Secretary
(Principal Financial and Duly Authorized Officer)