Form 10-Q
period 2005-09-30
AMSURG CORP
filed 2005-11-03
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 2, 2005 there were outstanding 29,683,344 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
September 30, 2005 (unaudited) and December 31, 2004
(Dollars in thousands)

	September 30,	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$22,024	$14,992
Accounts receivable, net of allowance of $5,506 and $5,119, respectively	44,298	39,224
Supplies inventory	4,939	4,517
Deferred income taxes	854	854
Prepaid and other current assets	9,367	13,731

Total current assets	81,482	73,318

Long-term receivables and investments	7,406	9,703
Property and equipment, net	78,852	73,519
Intangible assets, net	312,295	268,615

Total assets	$480,035	$425,155

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,078	$1,228
Accounts payable	6,847	9,013
Accrued salaries and benefits	7,070	5,784
Other accrued liabilities	1,834	991

Total current liabilities	17,829	17,016

Long-term debt	97,685	86,682
Deferred income taxes	31,999	26,120
Other long-term liabilities	1,929	1,478
Minority interest	44,931	39,710
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,661,335 and 29,578,464 shares outstanding, respectively	131,357	126,538
Retained earnings	154,305	127,611

Total shareholders’ equity	285,662	254,149

Total liabilities and shareholders’ equity	$480,035	$425,155

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2005 and 2004
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$99,431	$81,062	$288,900	$243,597

Operating expenses:
Salaries and benefits	28,336	21,797	80,658	65,172
Supply cost	11,607	8,936	32,303	27,162
Other operating expenses	19,810	15,407	57,224	48,469
Depreciation and amortization	3,980	3,253	11,309	9,477

Total operating expenses	63,733	49,393	181,494	150,280

Operating income	35,698	31,669	107,406	93,317
Minority interest	19,497	16,489	58,543	50,916
Interest expense, net of interest income	1,099	447	2,845	1,312

Earnings from continuing operations before income taxes	15,102	14,733	46,018	41,089

Income tax expense	5,919	5,893	18,039	16,436

Net earnings from continuing operations	9,183	8,840	27,979	24,653

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income taxes	(79)	(6)	(299)	794
Gain (loss) on disposal of discontinued interests in surgery centers, net of income taxes	(743)	4,332	(986)	5,573

Earnings (loss) from discontinued operations	(822)	4,326	(1,285)	6,367

Net earnings	$8,361	$13,166	$26,694	$31,020

Basic earnings per common share:
Net earnings from continuing operations	$0.31	$0.30	$0.95	$0.82
Net earnings	$0.28	$0.44	$0.90	$1.03

Diluted earnings per common share:
Net earnings from continuing operations	$0.30	$0.29	$0.93	$0.80
Net earnings	$0.28	$0.43	$0.89	$1.01

Weighted average number of shares and share equivalents outstanding:
Basic	29,625	29,886	29,538	30,094
Diluted	30,287	30,454	30,159	30,716
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2005 and 2004
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$26,694	$31,020
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	58,543	50,916
Distributions to minority partners	(55,701)	(49,780)
Depreciation and amortization	11,309	9,926
Deferred income taxes	5,879	5,962
Loss (gain) on disposal of interests in surgery centers	1,621	(9,289)
Loss on long-term note receivable	—	1,100
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,143)	(1,487)
Supplies inventory	(391)	(183)
Prepaid and other current assets	5,920	1,775
Accounts payable	(35)	(1,453)
Accrued expenses and other liabilities	2,651	3,344
Other, net	(366)	(262)

Net cash flows provided by operating activities	51,981	41,589

Cash flows from investing activities:
Acquisition of interests in surgery centers	(44,123)	(26,453)
Acquisition of property and equipment	(19,150)	(16,152)
Proceeds from sale of interests in surgery centers	2,400	4,700
Decrease in long-term receivables and investments	2,295	610

Net cash flows used in investing activities	(58,578)	(37,295)

Cash flows from financing activities:
Proceeds from long-term borrowings	79,904	63,441
Repayment on long-term borrowings	(70,743)	(42,351)
Net proceeds from issuance of common stock	3,663	4,142
Repurchase of common stock	—	(28,757)
Proceeds from capital contributions by minority partners	1,235	1,123
Financing cost incurred	(430)	(120)

Net cash flows provided by (used in) financing activities	13,629	(2,522)

Net increase in cash and cash equivalents	7,032	1,772
Cash and cash equivalents, beginning of period	14,992	14,258

Cash and cash equivalents, end of period	$22,024	$16,030

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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, procedure statistics, and local events that may impact the Company’s patients’ ability to pay. Accordingly, net accounts receivable at September 30, 2005 and December 31, 2004 reflect allowances for contractual adjustments of $41,158,000 and $35,088,000, respectively, and allowances for bad debt expense of $5,506,000 and $5,119,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party payors including Medicare and Medicaid. During the nine months ended September 30, 2005 and 2004, approximately 37% and 38%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of payors.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(4) Stock-Based Compensation
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the three and nine months ended September 30, 2005 and 2004. Pro forma earnings and earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Applied assumptions:
Weighted average fair value of options at the date of grant	$6.40	$4.65	$5.38	$5.47
Dividend	—	—	—	—
Expected life of options in years	4	4	4	4
Forfeiture rate	15.0%	15.0%	15.0%	15.0%
Average risk-free interest rate	3.8%	3.7%	3.7%	3.1%
Volatility rate	37.8%	30.0%	33.3%	34.0%

Net earnings from continuing operations:
As reported	$9,183	$8,840	$27,979	$24,653
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819)	(823)	(2,395)	(2,416)

Pro forma	$8,364	$8,017	$25,584	$22,237

Net earnings:
As reported	$8,361	$13,166	$26,694	$31,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819)	(823)	(2,395)	(2,416)

Pro forma	$7,542	$12,343	$24,299	$28,604

Net earnings from continuing operations per common share:
Basic as reported	$0.31	$0.30	$0.95	$0.82
Basic pro forma	$0.28	$0.27	$0.87	$0.74
Diluted as reported	$0.30	$0.29	$0.93	$0.80
Diluted pro forma	$0.28	$0.26	$0.85	$0.72

Net earnings per common share:
Basic as reported	$0.28	$0.44	$0.90	$1.03
Basic pro forma	$0.25	$0.41	$0.82	$0.95
Diluted as reported	$0.28	$0.43	$0.89	$1.01
Diluted pro forma	$0.25	$0.41	$0.81	$0.93

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(5) Acquisitions and Dispositions
In the nine months ended September 30, 2005, the Company, through a wholly owned subsidiary, acquired majority interests in ten physician practice-based surgery centers through six separate transactions. The aggregate amount paid for the acquisitions and related costs was $44,123,000.
During the nine months ended September 30, 2005, the Company sold its interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005. The Company recognized a net loss after tax benefit of $986,000 associated with these three centers, primarily attributable to the center affected by the hurricane. In three separate transactions during the year ended December 31, 2004, the Company sold its interests in four surgery centers. The Company’s sale of its interests in the six surgery centers in 2004 and 2005 as described above resulted from management’s assessment of the limited growth opportunities at these centers. The results of operations of the seven centers have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$459	$1,435	$2,334	$7,935
Earnings (loss) before income taxes	(130)	(9)	(491)	1,322
Net earnings (loss)	(79)	(6)	(299)	794
(6) Intangible Assets
Amortizable intangible assets at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,069	$1,260	$809	$1,639	$1,133	$506
Agreements not to compete	1,000	800	200	1,000	650	350

Total amortizable intangible assets	$3,069	$2,060	$1,009	$2,639	$1,783	$856

Amortization of intangible assets for the nine months ended September 30, 2005 and the year ended December 31, 2004 was $276,000 and $338,000, respectively. Estimated amortization of intangible assets for the remainder of 2005 and each of the subsequent five years and thereafter is $94,000, $325,000, $176,000, $176,000, $176,000, $59,000 and $3,000, respectively.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance, beginning of period	$298,069	$250,220	$267,759	$228,651
Goodwill acquired during period	13,282	2,172	43,748	25,596
Goodwill disposed during period	(65)	(4,777)	(221)	(6,632)

Balance, end of period	$311,286	$247,615	$311,286	$247,615

(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $150,000,000 to, among other things, finance its acquisition and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate plus up to 0.75%, or LIBOR plus 0.75% to 1.75%, or a combination thereof; provides for a fee of 0.25% to 0.375% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature on April 22, 2010. At September 30, 2005, the Company had $91,800,000 outstanding under its revolving credit facility and was in compliance in all material respects with all covenants.
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
In the event of a change in current law which would prohibit our partners’ ownership in the partnerships, the Company is obligated to purchase its partners’ interests in the partnerships. The purchase price to be paid in such event is determined by a predefined formula, as specified in the partnership or operating agreements.
(9) Subsequent Event
Subsequent to September 30, 2005 and through a wholly owned subsidiary, the Company acquired in two separate transactions majority ownership interests in two physician practice-based surgery centers for approximately $11.8 million.
(10) Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
compensation using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. The Company has yet to determine a transition method to adopt SFAS No. 123R or which valuation method to use. The full impact that the adoption of this statement will have on the Company’s consolidated financial position and consolidated results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.
In June 2005, the FASB ratified the Emerging Issues Task Force issue No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all the Company’s partnerships beginning January 1, 2006. The Company has adopted the provisions of EITF No. 04-5 for any limited partnership agreements entered into or modified subsequent to June 29, 2005. The Company is in the process of evaluating its existing partnerships to determine the effect of EITF No. 04-5. The Company believes that the adoption of EITF No. 04-5 will not have a material effect on the Company’s consolidated financial position and consolidated results of operations.

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
Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by known and unknown risks and uncertainties, including the risks and uncertainties listed below and those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the caption “Business — Risk Factors”:
•	our ability to generate and manage growth at our existing centers and through acquisitions and development of new centers;

•	our ability to enter into partnership or operating agreements for new practice-based ambulatory surgery centers;

•	our ability to identify suitable acquisition candidates and negotiate and close acquisition transactions, including centers under letter of intent;

•	the ability of our physician partners to recruit additional physicians to their practices;

•	the continuing impact of recent hurricanes on our Florida, Texas and Louisiana facilities, and the potential adverse impact from future hurricanes and other disasters;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us in order to execute our expansion strategy;

•	our ability to contract with managed care payors on terms satisfactory to us for our existing and new centers;

•	our ability to obtain and retain appropriate licensing approvals for our existing and new centers;

•	our ability to minimize start-up losses of our development centers;

•	our ability to maintain favorable relations with our physician partners;

•	changes in medical staff at our centers;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare & Medicaid Services;

•	the risk of legislative or regulatory changes that would establish uniform rates for outpatient surgical services, regardless of setting;

•	risks associated with our status as a general partner of limited partnerships;

•	our ability to maintain our technological capabilities in compliance with regulatory requirements;

•	risks associated with the valuation and tax deductibility of goodwill;

•	risks of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers; and

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Overview
We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of September 30, 2005, we owned a majority interest (51% or greater) in 141 surgery centers.
The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent during the three and nine months ended September 30, 2005 and 2004. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Centers in operation, beginning of the period	140	117	128	116
New center acquisitions placed in operation	2	1	10	4
New development centers placed in operation	1	2	6	3
Centers disposed	(2)	(1)	(3)	(4)

Centers in operation, end of the period	141	119	141	119

Centers under development, end of period	4	12	4	12
Average number of continuing centers in operation, during period	139	115	134	113
Centers under letter of intent, end of period	2	8	2	8
Of the surgery centers in operation as of September 30, 2005, 93 centers perform gastrointestinal endoscopy procedures, 40 centers perform ophthalmology surgery procedures, four centers perform orthopedic procedures and four centers perform procedures in more than one specialty. The other partner or member in each partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth target for 2005 includes the acquisition or development of 16 to 19 surgery centers.
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
Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 37% and 38% of our revenues in the nine months ended September 30, 2005 and 2004, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. Medicare decreased its reimbursement rates 2% effective April 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Critical Accounting Policies
A summary of significant accounting policies is disclosed in the financial statements included in our 2004 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2004.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, new physician partners and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. Our 2005 same center group, comprised of 113 centers, had revenue growth of 4% in the three and nine months ended September 30, 2005. We believe that our same-center revenue growth percentage for 2005 will range between 3% and 4%.
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
Surgery center profits are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The minority partners of our surgery center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each minority partner shares in the pre-tax earnings of the surgery center of which it is a minority partner. Accordingly, the minority interest in each of our surgery center limited partnerships and limited liability companies is determined on a pre-tax basis and presented before earnings from continuing operations before income taxes in order to present that amount of earnings on which we must determine our tax expense.
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.
We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statements of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	28.5	26.9	27.9	26.8
Supply cost	11.7	11.0	11.2	11.1
Other operating expenses	19.9	19.0	19.8	19.9
Depreciation and amortization	4.0	4.0	3.9	3.9

Total operating expenses	64.1	60.9	62.8	61.7

Operating income	35.9	39.1	37.2	38.3

Minority interest	19.6	20.3	20.3	20.9
Interest expense, net of interest income	1.1	0.6	1.0	0.5

Earnings from continuing operations before income taxes	15.2	18.2	15.9	16.9

Income tax expense	6.0	7.3	6.2	6.8

Net earnings from continuing operations	9.2	10.9	9.7	10.1

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income taxes	(0.1)	—	(0.1)	0.3
Gain (loss) on disposal of discontinued interests in surgery centers, net of income taxes	(0.7)	5.3	(0.4)	2.3

Earnings (loss) from discontinued operations	(0.8)	5.3	(0.5)	2.6

Net earnings	8.4%	16.2%	9.2%	12.7%

Revenues increased $18.4 million and $45.3 million, or 23% and 19%, to $99.4 million and $288.9 million in the three and nine months ended September 30, 2005, respectively, from $81.1 million and $243.6 million in the 2004 comparable periods. The increase in revenues resulted primarily from:
•	16 centers acquired and developed in 2004, which contributed $7.5 and $22.8 million of additional revenue due to having a full period of operations in the three and nine months ended September 30, 2005, respectively;

•	nine and 16 centers acquired or developed during the three and nine months ended September 30, 2005, respectively, which generated $8.2 million and $14.5 million of revenue; and

•	$2.8 million and $8.2 million of revenue growth for the three and nine months ended September 30, 2005, respectively, reflecting a 4% increase, recognized by 113 centers in our 2005 same-center group. The increase in revenues from our same-center group resulted primarily from procedure growth. The number of procedures in the 2004 three month period was negatively impacted by four hurricanes.
Our procedures increased by 39,272 and 98,228, or 26% and 22%, to 189,729 and 546,867 in the three and nine months ended September 30, 2005, respectively, from 150,457 and 448,639 in the 2004 comparable periods. The

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
difference between our procedure growth and revenue growth was the result of an increased number of gastroenterology procedures, primarily from new gastroenterology centers, which receive a lower average reimbursement per procedure than our average reimbursement per procedure in the prior periods.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 27% and 25% increase in salaries and benefits at our surgery centers for the three and nine months ended September 30, 2005, respectively. We experienced a 45% and 16% increase in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2005, respectively, over the comparable 2004 periods. The increase in the 2005 three month period was due primarily to lower employee incentive compensation expense for our corporate employees in the 2004 comparable period. The increase in the nine month period was primarily due to additional corporate employees hired to manage our additional centers in operation. Total salaries and benefits increased by 30% and 24% to $28.3 million and $80.7 million in the three and nine months ended September 30, 2005, respectively, from $21.8 million and $65.2 million in the comparable 2004 periods. Salaries and benefits as a percentage of revenues increased during the three and nine month periods ended September 30, 2005 over the comparable 2004 periods because of increases in wages and benefits experienced in excess of revenue growth.
Supply cost was $11.6 million and $32.3 million in the three and nine months ended September 30, 2005, respectively, an increase of $2.7 million and $5.1 million, or 30% and 19%, respectively, over supply cost in the comparable 2004 periods. This increase was the result of additional procedure volume. Our average supply cost per procedure in the three and nine months ended September 30, 2005 was $61 and $59, respectively, and $59 and $61 in the comparable 2004 three and nine month periods, respectively. During the three months ended September 30, 2005, we performed more cataract procedures that included a presbyopia correcting lens, which requires a higher cost lens, thereby increasing our average cost per procedure during the three-month period by approximately $3. The decrease in cost per procedure in the nine-month period resulted primarily from an increased percentage of gastroenterology procedures, which have a lower cost per procedure than ophthalmology procedures.
Other operating expenses increased $4.4 million, or 29%, to $19.8 million in the three months ended September 30, 2005 over the comparable 2004 period and $8.8 million, or 18%, to $57.2 million in the nine months ended September 30, 2005 over the comparable 2004 period. This increase was net of a $1.1 million non-cash loss on a long-term note receivable recognized in the nine months ended September 30, 2004 due to the establishment of a reserve for the estimated uncollectible portion. The additional expense in the 2005 periods resulted primarily from:
•	16 additional centers acquired and developed in 2004 which resulted in an increase of $1.1 million and $3.9 million in operating expenses due to having a full period of operations in the three and nine months ended September 30, 2005, respectively;

•	nine and 16 centers acquired or opened during the three and nine months ended September 30, 2005, respectively, which resulted in an increase of $1.8 million and $3.6 million, respectively, in other operating expenses; and

•	an increase of $600,000 and $1.4 million in other operating expenses from our 2005 same-center group in the three and nine months ended September 30, 2005, respectively, resulting primarily from additional procedure volume.
Depreciation and amortization expense increased $700,000 and $1.8 million, or 22% and 19%, in the three and nine months ended September 30, 2005, respectively, over the 2004 comparable periods, primarily as a result of centers acquired since September 30, 2004 and newly developed surgery centers opened since September 30, 2004, which have a higher level of depreciation expense due to construction costs.
We anticipate further increases in operating expenses in 2005, primarily due to additional start-up centers expected to be placed in operation and additional acquired centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At September 30, 2005, we had four centers under development and nine centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes for the three and nine months ended September 30, 2005 increased $3.0 million and $7.6 million, or 18% and 15%, respectively, from the comparable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
2004 periods, primarily as a result of our minority partners’ interest in surgery centers recently added to operations. As a percentage of revenues, minority interest was 19.6% and 20.3% in the three and nine months ended September 30, 2005, respectively, compared to 20.3% and 20.9% in the three and nine month comparable 2004 periods. The percentage decrease in the three and nine months ended September 30, 2005 was a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth and new center development activity.
Interest expense increased approximately $650,000 and $1.5 million in the three and nine months ended September 30, 2005, respectively, or 146% and 117%, over the comparable 2004 periods due to additional long-term debt outstanding resulting primarily from acquisition activity and stock repurchase programs completed in 2004 as well as an increase in interest rates.
We recognized income tax expense from continuing operations of $5.9 million and $18.0 million in the three and nine months ended September 30, 2005, respectively, compared to $5.9 million and $16.4 million in the comparable 2004 periods. Our effective tax rate for the nine months ended September 30, 2005 and the comparable 2004 period was 39.2% and 40%, respectively, of earnings from continuing operations before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. During 2005, we anticipate that our effective tax rate will continue at a range of approximately 39.2% to 39.6% due to lower weighted average state tax rates anticipated to be applied in 2005. Because we deduct goodwill amortization for tax purposes only, approximately 30% to 40% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During the nine months ended September 30, 2005, we sold our interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005. In three separate transactions in 2004, we sold our interests in four surgery centers. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations and the 2004 periods have been restated. Loss from discontinued operations, including loss from operations and disposition, was approximately $800,000 and $1.3 million in the three and nine months ended September 30, 2005, respectively, attributable primarily from the center affected by the hurricane. Earnings from discontinued operations, including earnings from operations and gain on dispositions, was $4.3 million and $6.4 million in the three and nine months ended September 30, 2004.
Liquidity and Capital Resources
At September 30, 2005, we had working capital of $63.7 million compared to $56.3 million at December 31, 2004. Operating activities for the nine months ended September 30, 2005 generated $52.0 million of cash flow from operations compared to $41.6 million in the comparable 2004 period. The increase in operating cash flow activity resulted primarily from the increase in net earnings from continuing operations, net of non-cash expense transactions, and an additional $3.0 million of income tax refunds received in the 2005 period. Cash and cash equivalents at September 30, 2005 and December 31, 2004, were $22.0 million and $15.0 million, respectively.
The principle source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At September 30, 2005 and December 31, 2004, our accounts receivable represented 38 and 39 days’ revenue outstanding, respectively, based on gross revenues and gross accounts receivable.
During the nine months ended September 30, 2005, we had total capital expenditures of $63.3 million, which included:
•	$44.1 million for acquisitions of interests in ten practice-based ambulatory surgery centers;

•	$12.1 million for new or replacement property at existing surgery centers, including capital leases; and

•	$7.1 million for new start-up surgery centers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
We used our cash flow from operations to fund over 80% of our cash obligations for our acquisition and development activity, and we received approximately $1.2 million from capital contributions by our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our cash obligations for our acquisition and development activity. At September 30, 2005, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.0 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the nine months ended September 30, 2005, we received approximately $2.4 million from the sale of our interests in two surgery centers. During the nine months ended September 30, 2005, notes receivable decreased by $2.3 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at September 30, 2005 was $9.6 million.
During the nine months ended September 30, 2005, we had net borrowings on long-term debt of $9.2 million. At September 30, 2005, we had $91.8 million outstanding under our revolving credit facility. Our revolving credit facility permits us to borrow up to $150.0 million to, among other things, finance our acquisition and development projects and stock repurchase programs at a rate equal to, at our option, the prime rate plus up to 0.75%, LIBOR plus 0.75% to 1.75% or a combination thereof. The revolving credit facility provides for a fee of 0.25% to 0.375% of unused commitments. The revolving credit facility also prohibits the payment of cash dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at September 30, 2005. Borrowings under the credit facility are due on April 22, 2010 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $400,000 in deferred financing fees during the nine months ended September 30, 2005, primarily associated with an amendment to our credit facility in April 2005.
During the nine months ended September 30, 2005, we received approximately $3.7 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.1 million.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, or SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for us beginning with the first quarter of 2006. We have yet to determine a transition method to adopt SFAS No. 123R or which valuation method to use. The full impact that the adoption of this statement will have on our consolidated financial position and consolidated results of operations will be determined by share-based payments granted in future periods, the transition method and valuation model used.
In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force issue No. 04-5, or EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all our partnerships beginning January 1, 2006. We have adopted the provisions of EITF No. 04-5 for any limited partnership agreements entered into or modified subsequent to June 29, 2005. We are in the process of evaluating our existing partnerships to determine the effect of EITF No. 04-5. We believe that the adoption of EITF No. 04-5 will not have a material effect on our consolidated financial position and consolidated results of operations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.
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

AMSURG CORP.
Date: November 3, 2005	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Duly Authorized Officer)