Form 10-K
period 2005-12-31
AMSURG CORP
filed 2006-03-15
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
Commission File Number 000-22217
AMSURG CORP.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1493316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20 Burton Hills Boulevard, Nashville, TN	37215
(Address of Principal Executive Offices)	(Zip Code)
(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, no par value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of March 14, 2006, 29,698,248 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on March 14, 2006 (based upon the closing sale price of these shares as reported on the Nasdaq National Market as of March 14, 2006) was approximately $649,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005
 i

Part I
Item 1. Business
Our company was formed in 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers (ASCs) in partnership with physician practice groups throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the specialty medical practice of a physician group partner’s office. Each of the surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and have been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding multi-specialty outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2005, we owned a majority interest in 149 surgery centers in 32 states and the District of Columbia. As of December 31, 2005, we also had five centers under development and three centers awaiting state regulatory approval of their development.
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
According to Verispan’s Freestanding Outpatient Surgery Center Market Report (2005 Edition), the number of freestanding outpatient surgery centers in the U.S. was 4,954 as of August 2005. We believe that approximately 1,000 of these surgery centers are single-specialty centers. Twenty-four percent of all ASCs are owned by multi-facility healthcare providers, while 76% are independently owned.
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

Item 1. Business – (continued)
Strategy
We believe we are a leader in the acquisition, development and operation of practice-based ambulatory surgery centers. The key components of our strategy are to:
•	selectively acquire practice-based ambulatory surgery centers with substantial minority physician ownership;

•	develop, in partnership with physicians, new practice-based ambulatory surgery centers; and

•	grow revenues and profitability at our existing surgery centers.
Ninety-one percent of our centers specialize in gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopedic or enterology. We believe the aging demographics of the U.S. population will be a source of procedure growth for these specialties.
Development and Acquisition of Surgery Centers
Our practice-based ambulatory surgery centers are licensed outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. We have targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, orthopedic and otolaryngology (ear, nose and throat) procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. The focus at each center on a single specialty results in significantly lower capital and operating costs than the costs of hospitals and freestanding ambulatory surgery centers that must be designed to provide more intensive services for a broader array of surgical specialties. In addition, the practice-based surgery center typically provides a more convenient setting for the patient and the physician performing the procedure.
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
In presenting the advantages to physicians of developing a new practice-based ambulatory surgery center in partnership with us, our development staff emphasizes the proximity of a practice-based surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff that performs only a limited number of specialized procedures and state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers. In addition, as part of our role as the general partner or manager of our surgery center limited partnerships and limited liability companies, we market the centers to third-party payors.
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

Item 1. Business – (continued)
In development transactions, capital contributed by the physicians and AmSurg plus debt financing provides the funds necessary to construct and equip a new surgery center and to provide initial working capital.
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
As part of each development and acquisition transaction, we enter into a limited partnership agreement or, in the case of a limited liability company, an operating agreement with our physician group partner. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, we are generally liable for the debts of the limited partnership. However, the limited partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership. We generally own 51% of the limited partnerships or limited liability companies.
We act as the general partner in each limited partnership and the chief manager in each limited liability company and oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center. The physician group partner provides the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing.
In addition, the partnership and operating agreements may provide that the limited partnership or limited liability company will lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. Because the physicians have a minority ownership interest in the center, we work closely with the physicians throughout the process to increase the likelihood of a successful partnership with them in the surgery centers.
Substantially all of the limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the limited partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and whom both parties choose. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “- Government Regulation.”

Item 1. Business — (continued)
Growth in Revenues at Existing Facilities
We grow revenues in our existing facilities primarily through increasing procedure volume. We grow our procedure volume through:
•	growth in the number of physicians performing procedures at our centers:

•	obtaining new or more favorable managed care contracts for our centers;

•	marketing our centers to referring physicians, payors and patients; and

•	achieving efficiencies in center operations.
Growth in the number of physicians performing procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians that use the center through:
•	advise the physician practices affiliated with the ASCs in recruiting new physicians to their practices;

•	identifying additional physicians or physician practices to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use excess capacity at the ASCs.
We also work with our partners to plan for the retirement or departure of physicians that utilize our ASCs.
Obtaining new or more favorable managed care contracts. Maintaining access to physicians and patients through third-party payor contracts is important to the successful operation of our ASCs. We have a dedicated business development team that is responsible for negotiating contracts with third-party payors. They are responsible for obtaining new contracts for our ASCs with payors that we do not currently contract with us and negotiating increased reimbursement rates pursuant to existing contracts.
Marketing our centers to referring physicians, payors and patients. We seek to increase procedure volume at our ASCs by:
•	marketing our ASCs to referring physicians emphasizing the low cost, quality and high patient satisfaction at our ASCs;

•	increasing awareness of the benefits of our ASCs with employers and patients through health fairs and screening programs. For example, we have developed local marketing programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures; and

•	communicating with existing patients regarding follow-up procedures through care coordination programs at our endoscopy ASCs.
Achieving efficiencies in center operations. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within each of centers. The implementation of these best practices allows the ASCs to improve operating efficiencies through:
•	physician scheduling enhancements;

•	specially trained clinical staff focused on improved patient flow; and

•	improved operating room turnover.
The information we gather and collect from our ASCs and team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques.
Surgery Center Operations
We generally design, build, staff and equip each of our facilities to meet the specific needs of a single specialty physician practice group. The size of our typical ambulatory surgery center is approximately 3,000 to 4,500 square feet, and the center is located adjacent to or in close proximity to the specialty physicians’ offices. Each center developed by us typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its related physician practice and typically performs 3,000 to 6,000 procedures per year. Our cost of developing a typical surgery center ranges from

Item 1. Business — (continued)
$1.5 million to $2.0 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2005, 97 of our centers performed gastrointestinal endoscopy procedures, 41 centers performed ophthalmology surgery procedures, five centers performed orthopedic procedures and six centers performed procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.
The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:
•	gastroenterology — colonoscopy and other endoscopy procedures;

•	ophthalmology — cataracts and retinal laser surgery;

•	orthopedic — knee arthroscopy and carpal tunnel repair; and

•	otolaryngology – myringotomy (ear tubes) and tonsillectomy.
We market our surgery centers directly to patients, referring physicians and third-party payors, including health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, other managed care organizations, and employers. Marketing activities conducted by our management and center administrators emphasize the high quality of care, cost advantages and convenience of our surgery centers and are focused on making each center an approved provider under local managed care plans.
Accreditation
Many managed care organizations will only contract with a facility that is accredited by either Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or Accreditation Association for Ambulatory Health Care, or AAAHC. In these markets, we generally seek and obtain these accreditations. Currently, 48% of our surgery centers are accredited by JCAHO or AAAHC, and six of our surgery centers are scheduled for initial accreditation surveys during 2006. All of the accredited centers have received three-year certifications.
Surgery Center Locations
The following table sets forth certain information relating to surgery centers in operation as of December 31, 2005:

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	December 1992	4
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Sebastopol, California	Ophthalmology	April 1994	3
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	4
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	2
Kansas City, Missouri	Gastroenterology	September 1997	2
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Sun City, Arizona	Ophthalmology	May 1998	5
Westlake, California	Ophthalmology	August 1998	1
Baltimore, Maryland	Gastroenterology	November 1998	2
Naples, Florida	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Coral Gables, Florida	Ophthalmology	December 2000	2
Harlingen, Texas	Gastroenterology	December 2000	2
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Zephyrhills, Florida	Ophthalmology	May 2001	2
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Jackson, Tennessee	Ophthalmology	July 2001	4
Lawrenceville, New Jersey	Orthopedic	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Weslaco, Texas	Ophthalmology	September 2002	2
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	5
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	2
Gainesville, Florida	Orthopedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Lake Bluff, Illinois	Gastroenterology	November 2004	2
San Luis, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	3
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Ocala, Florida	Ophthalmology	June 2005	3
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	3
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	3
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	2
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cleveland, Ohio	Ophthalmology	December 1997	2
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	2
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	2
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Gastroenterology, Ophthalmology	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopedic	September 2002	5
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms

Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	3
Columbus, Ohio	Gastroenterology	February 2004	3
Greenville, South Carolina	Gastroenterology	August 2004	3
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	6
Los Alamos, New Mexico	Gastroenterology	March 2005	1
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	3
Liberty, Missouri	Gastroenterology	June 2005	2
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Gastroenterology	November 2005	2

			399

Our limited partnerships and limited liability companies generally lease the real property in which our surgery centers operate, either from the physician partners or from unaffiliated parties.
Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians. Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. It is our policy to collect patient co-payments and deductibles at the majority of our centers at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.
Practice-based ambulatory surgery centers depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 35%, 37% and 40% of our revenues in the years ended December 31, 2005, 2004 and 2003, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers and physicians in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from third party payors. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, provides that there will not be an increase in ASC reimbursement rates during the years 2005 through 2008. The MMA also directed the Government Accountability Office, or GAO, to conduct a comparative study of the relative costs of procedures furnished in ASCs to the relative costs of procedures furnished in hospital outpatient departments. We expect the GAO to submit its recommendations to Congress regarding the appropriateness of using the groups and relative weights established for the hospital outpatient prospective payment system as the basis for a revised ASC payment system during 2006. The Secretary of the Department of Health and Human Services, or DHHS, is scheduled to implement a revised payment system for ASCs no later than January 1, 2008. We can give no assurances that a new payment system will not reduce our reimbursement rates from Medicare in the future.

Item 1. Business – (continued)
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for procedures performed at ambulatory surgery centers to amounts paid to hospital outpatient departments under the Medicare hospital outpatient department, or OPD, fee schedule for those procedures beginning in 2007. This act will negatively impact the reimbursement of certain after-cataract laser surgery procedures performed at ophthalmology ASCs. Ophthalmology ASCs are currently reimbursed by Medicare at approximately $150 per procedure above the current Medicare OPD fee schedule amount. Based on our current Medicare volume of after-cataract laser surgery procedures, our current reimbursement rate for those procedures, and the current Medicare OPD fee schedule amount, we estimate that the reduced Medicare reimbursement will negatively impact our earnings per share in 2007 by approximately $0.02. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our ASCs for which the current reimbursement rate exceeds the Medicare OPD fee schedule amount.
In addition to payment from governmental programs, ambulatory surgery centers derive a significant portion of their revenues from private healthcare reimbursement plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as PPOs and HMOs. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Some of our competitors have greater financial resources and market penetration than we do. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.
Competition
We encounter competition in three separate areas: competition for joint venture development of practice-based centers, competition with other companies for acquisition of existing centers and competition with other providers for physicians to utilize our centers, patients and managed care contracts in each of our markets.
Competition for Joint Venture Development of Practice-Based Centers. We believe that we do not have a direct corporate competitor in the development of practice-based ambulatory surgery centers across the specialties of gastroenterology, ophthalmology, orthopedics and otolaryngology surgery. There are, however, several publicly held companies, divisions or subsidiaries of publicly held companies and several private companies that develop freestanding multispecialty surgery centers, and these companies may compete with us in the development of centers. Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small equity interest or no equity interest in the ongoing operations of the center. It is generally difficult, however, in the rapidly evolving healthcare industry, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. Because of this, as well as the financial investment necessary to develop surgery centers, physician groups are often attracted to a corporate partner such as us. Other factors that may influence the physicians’ decisions concerning the choice of a corporate partner are the potential corporate partner’s experience, reputation and access to capital.
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
Competition for Physicians to Utilize our Centers, Patients and Managed Care Contracts. We compete with hospitals and freestanding surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors to be a provider in their networks of healthcare providers. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterolgoy. We believe that our surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and to freestanding surgery centers with which we compete. Exclusion from participation in a managed care network could result in material reductions in patient volume and revenue.

Item 1. Business — (continued)
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
Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate an ambulatory surgery center because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot give you assurances that our activities, if challenged, will be found to be in compliance with these laws.
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
DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible

Item 1. Business — (continued)
assets) and the second for investments in smaller entities. The safe harbor regulations also include a safe harbor for investments in certain types of ambulatory surgery centers. The limited partnerships and limited liability companies that own our surgery centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.
The Office of Inspector General, or OIG, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ambulatory surgery center joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute.
Although the advisory opinion is not binding on any entity other than the parties who submitted the request, we believe that this advisory opinion provides us with some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners. Substantially all of our joint ventures are distinguishable from the joint venture described in the advisory opinion because, among other things, our physician investors are generally surgeons who not only refer their patients to the surgery centers but also personally perform the surgical procedures.
While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our limited partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because among other factors:
•	the limited partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of high quality, cost-effective and efficient services to the patients served;

•	the limited partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

•	our physician partners have a substantial investment at risk in the limited partnership and limited liability companies;

•	terms of the investment do not take into account volume of the physician partners’ past or anticipated future services provided to patients of the centers;

•	the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

•	the limited partnerships, the limited liability companies, our subsidiaries and our affiliates will not loan any funds to or guarantee any debt on behalf of the physician partners with respect to their investment; and

•	distributions by the limited partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.
The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our limited partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practices, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing, payroll and other ancillary services. The consideration payable by a limited partnership or limited liability company for certain of these services may be based on the volume of services provided by the practice, which is measured by the limited partnership’s; or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practices approximate the cost of providing the services thereunder.

Item 1. Business — (continued)
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
Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.
On January 4, 2002 and July 26, 2004, final regulations issued under phase one and phase two, respectively, of the Stark Law rulemaking process became effective. Under both the phase one and phase two regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. In addition, the Stark Law contains an exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients. While the phase one and phase two rules help clarify the requirements of the exceptions to the Stark Law, until the government begins enforcement of the rules, it is difficult to determine fully their effect.
In addition, several states in which we operate have self-referral statutes similar to the Stark Law. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes. However, the Stark Law and similar state statutes are subject to different interpretations. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances

Item 1. Business — (continued)
that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.
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
From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
Privacy Requirements and Administrative Simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. DHHS has issued health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA that extensively regulate the use and disclosure of individually identifiable health-related information. In addition, DHHS has released security regulations that require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.
Obligations to Buy Out Physician Partners. Under many of our agreements with physician partners, we are obligated to purchase the interests of the physicians at an amount as determined by a predefined formula, as specified in the limited partnership and operating agreements, in the event that their continued ownership of interests

Item 1. Business — (continued)
in the limited partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners or, if they cannot concur, by a nationally recognized law firm with an expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the law or regulation causing such prohibition.
Employees
As of December 31, 2005, we and our affiliated entities employed approximately 1,700 persons, approximately 1,180 of whom were full-time employees and 525 of whom were part-time employees. Of our employees, 185 were employed at our headquarters in Nashville, Tennessee. In addition, we lease approximately 710 full-time employees and 490 part-time employees from our associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be good.
Legal Proceedings and Insurance
From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our limited partnerships and limited liability companies that might have a material financial impact on us.
Each of our surgery centers maintains separate medical malpractice insurance in amounts deemed adequate for its business. We also maintain insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles.
Available Information
We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information filed electronically. Our website address is: http://www.amsurg.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
Item 1A. Risk Factors
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
We depend on payments from third-party payors , including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 35% of our revenues in 2005 from U.S. government healthcare programs, primarily Medicare. Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to

Item 1A. Risk Factors – (continued)
negotiate favorable payment rates. We can give you no assurances that cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, changes in reimbursement rates by government healthcare programs or other factors affecting payments for healthcare services will not adversely affect our revenues, operating margins or profitability.
Our results of operations may be adversely affected by proposed changes in the reimbursement system for outpatient surgical procedures under the Medicare program. The Medicare program pays for ASC services using a fee schedule. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, provides that there will not be an increase in ASC reimbursement rates during the years 2005 through 2009. The MMA also directed the Government Accountability Office, GAO, to conduct a comparative study of the relative costs of procedures furnished in ASCs to the relative costs of procedures furnished in hospital outpatient departments. We expect the GAO to submit its recommendations to Congress regarding the appropriateness of using the groups and relative weights established for the hospital outpatient prospective payment system as the basis for a revised ASC payment system during 2006. The Secretary of the Department of Health and Human Services, or DHHS is scheduled to implement a revised payment system for ASCs no later than January 1, 2008. We can give no assurances that a new payment system will not reduce our reimbursement rates from Medicare in the future.
Our business would be adversely affected if we fail to maintain good relationships with the physician partners who use our surgery centers. Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians. Our physician partners perform procedures at other facilities or hospitals, are not required to use our surgery centers and may choose not to perform procedures at our surgery centers. In addition, from time to time we may have disputes with physicians who use or own interests in our surgery centers. Our revenues and profitability could be adversely affected if a key physician or group of physicians stopped using or reduced their use of our surgery centers. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a key physician or group of physicians who use our surgery centers, our business and reputation could be damaged.
If we fail to acquire and develop additional surgery centers on favorable terms, our future growth and operating results could be adversely affected. Our growth strategy includes increasing our revenues and earnings by acquiring existing surgery centers and developing new surgery centers. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable acquisition and development opportunities and negotiate and close transactions in a timely manner and on favorable terms. The surgery centers we develop typically incur losses during the initial months of operation. We can give you no assurances that we will be successful in acquiring and developing additional surgery centers, that the surgery centers we acquire and develop will achieve satisfactory operating results or that newly developed centers will not incur greater than anticipated operating losses.
If we are unable to grow revenues at our existing centers, our operating margins and profitability could be adversely affected. Our growth strategy includes increasing our revenues and earnings by increasing the number of procedures at our surgery centers. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the revenues and procedure volume of our surgery centers to offset increases in our operating costs. We seek to increase procedure volume and revenues at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, promoting screening programs, increasing patient and physician awareness of our centers and achieving operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and operating margins at our centers.
We operate a significant number of surgery centers in Florida, which makes us sensitive to weather and other factors in Florida. At December 31, 2005, 30 of the 149 surgery centers we operated were located in the State of Florida. This concentration makes us particularly sensitive to adverse weather conditions and other factors that affect the State of Florida. During 2005, the results of operations of our surgery centers in Florida were adversely impacted by several hurricanes, which caused disruption of patient scheduling, displacement of our patients, employees and physician partners and forced certain of our surgery centers temporarily to close. Our future financial and operating results may be adversely affected by weather and other factors affecting the State of Florida, as well as other geographic regions in which we operate.

Item 1A. Risk Factors — (continued)
If we are unable to manage the growth in our business, our operating results could be adversely affected. To accommodate our past and anticipated future growth, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. We can give you no assurances that our personnel, systems, procedures or controls will be adequate to support our operations in the future or that focusing our financial resources and management attention on the expansion of our operations will not adversely affect our results of operations.
If we do not have sufficient capital resources to complete acquisitions and develop new surgery centers, our growth and results of operations could be adversely affected. We will need capital to acquire, develop, integrate, operate and expand surgery centers. We may finance future acquisition and development projects through debt or equity financings. To the extent that we undertake these financings, our shareholders may experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted. Our credit facility requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance. We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.
If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected. The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, and may have or may develop new technologies or services that are attractive to physicians or patients. In each of our markets there are hospitals and other healthcare providers with established relationships with physicians and payors. Exclusion from participation in a managed care contract in a specific location could result in material reductions in patient volume and revenues to our surgery centers.
There are several large, publicly held companies, divisions or subsidiaries of large publicly held companies, and several private companies that develop and acquire freestanding multi-specialty surgery centers, and these companies may compete with us in the development and acquisition of centers. Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small or no equity interest in the ongoing operations of the center. We can give you no assurances that we can compete effectively in any of these areas.
If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our surgery centers;

•	certificate of need, or CON, approvals and other regulations affecting the construction or acquisition of centers, capital expenditures or the addition of services;

•	the adequacy of medical care, equipment, personnel, and operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers;

•	privacy and security of individually identifiable health information; and

•	environmental protection.
If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. In addition, a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting free-standing ambulatory surgery centers, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts and restrictions on the

Item 1A. Risk Factors — (continued)
enforceability of covenants not to compete affecting physicians. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives or government regulation will not have a material adverse effect on us or reduce the demand for our services.
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
DHHS has published regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the “surgery centers,” “investment interest” and “personal services and management contracts” safe harbors. The structure of the limited partnerships and limited liability companies operating our surgery centers, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute. In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.
In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that lead to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.
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
From time to time, the Office of Inspector General, or OIG, and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, some of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Item 1A. Risk Factors — (continued)
If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who are minority owners of the surgery centers. Substantially all of the limited partnership and operating agreements for the limited partnerships and limited liability companies through which we own our surgery centers provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the minority interests of the physician entities affiliated with us in the limited partnerships and limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such obligations include changes that:
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
The cost of repurchasing these minority interests would be substantial if a triggering event were to result in the purchase obligations simultaneously at each of our surgery centers. The purchase price to be paid in such event would be determined by a predefined formula, as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations.
While we believe physician ownership of ambulatory surgery centers as structured within our limited partnerships and limited liability companies is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. The issue of physician ownership in ASCs is also being considered by some state legislatures.
We are liable for the debts and other obligations of the limited partnerships that own and operate certain of our surgery centers. In the limited partnerships in which we are the general partner, we are liable for 100% of the debts and other obligations of the limited partnership; however, the limited partnership agreement generally requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership. We also have primary liability for the bank debt that may be incurred for the benefit of the limited liability companies, and in turn, lend funds to these limited liability companies, although the physician members also guarantee this debt. There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the limited partnership or limited liability company if there is a default, or that the physician partners or members would have sufficient assets to satisfy their guarantee obligations.
We have a legal responsibility to the minority owners of the entities through which we own our surgery centers, which may conflict with our interests and prevent us from acting solely in our own best interests. As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the minority interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the operating board or board of governors of each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as general partner of the limited partnership or as chief manager of the limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.
We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2005 contained an intangible asset designated as goodwill totaling

Item 1A. Risk Factors — (continued)
$347.4 million. Additional purchases of interests in practice-based surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The IRS may challenge tax deductions for certain acquired goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of practice-based ambulatory surgery centers. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations that continue to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in practice-based ambulatory surgery centers so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and could subject us to penalties.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 44,000 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2014. We have the option to renew our lease for two additional terms of five years following the expiration of the current term. AmSurg limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2005, 147 leased space ranging from 1,000 to 15,000 square feet, with expected remaining lease terms ranging from one to twenty-five years. Two centers in operation at December 31, 2005 are located in buildings owned by our limited partnership or limited liability company that operates the surgery center.
Item 3. Legal Proceedings
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the persons serving as executive officers of AmSurg as of December 31, 2005. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Experience

Ken P. McDonald	65	Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through July 1996 and Chief Operating Officer from December 1994 until December 1997.

Claire M. Gulmi	52	Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

Frank J. Coll	46	Senior Vice President of Operations since February 2005; President and Principal of The Bottom Line Solution, a private management consulting company, from November 2001 to February 2005; Senior Vice President, Operations for Web MD/Envoy Corporation from November 1999 to October 2001.

Royce D. Harrell	60	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.

David L. Manning	56	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development and Assistant Secretary from April 1992 to February 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “AMSG” on the Nasdaq National Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2004 and 2005, as reported on the Nasdaq National Market.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2004:
High	$25.67	$25.13	$26.70	$29.99
Low	$20.27	$21.58	$20.04	$20.59

2005:
High	$29.77	$29.00	$29.00	$28.39
Low	$22.85	$23.19	$25.77	$21.95
At March 8, 2006, there were approximately 6,200 holders of our common stock, including 112 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Presently, the declaration of dividends is prohibited by a covenant in our credit facility.

Item 6. Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:

Revenues	$391,790	$330,923	$284,020	$234,921	$188,279
Operating expenses	249,110	205,407	177,987	149,868	126,843

Operating income	142,680	125,516	106,033	85,053	61,436
Minority interest	78,614	68,292	58,235	47,596	36,544
Interest and other expenses	4,138	1,955	1,433	1,063	2,773

Earnings from continuing operations before income taxes	59,928	55,269	46,365	36,394	22,119
Income tax expense	23,492	21,869	18,546	14,559	8,850

Net earnings from continuing operations	36,436	33,400	27,819	21,835	13,269
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax	(299)	708	2,307	2,187	1,636
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax	(986)	5,598	—	—	—

Net earnings	$35,151	$39,706	$30,126	$24,022	$14,905

Basic earnings per common share:
Net earnings from continuing operations	$1.23	$1.12	$0.92	$0.71	$0.48
Net earnings	$1.19	$1.33	$1.00	$0.79	$0.54
Diluted earnings per common share:
Net earnings from continuing operations	$1.21	$1.09	$0.91	$0.70	$0.47
Net earnings	$1.17	$1.30	$0.98	$0.77	$0.52
Weighted average number of shares and share equivalents outstanding:
Basic	29,573	29,895	30,139	30,585	27,642
Diluted	30,147	30,507	30,666	31,092	28,532

Operating and Other Financial Data:

Continuing centers at end of year	149	125	110	102	90
Procedures performed during year	739,841	609,378	526,164	447,771	370,272
Same center revenue increase	3%	4%	7%	13%	10%
Cash flows provided by operating activities	$63,421	$55,452	$48,095	$46,919	$37,301
Cash flows used by investing activities	(83,308)	(61,660)	(48,384)	(43,832)	(64,685)
Cash flows provided by (used in) financing activities	25,391	6,942	1,227	(841)	30,770

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$20,496	$14,992	$14,258	$13,320	$11,074
Working capital	61,072	56,302	46,009	37,414	34,909
Total assets	527,816	425,155	356,189	299,814	241,383
Long-term debt and other long-term liabilities	125,712	88,160	53,137	27,884	12,685
Minority interest	47,271	39,710	36,796	29,869	25,047
Shareholders’ equity	294,618	254,149	232,898	216,364	185,569

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in “Risk Factors,” some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in “Risk Factors” or by other unknown risks and uncertainties.
Overview
We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of December 31, 2005, we owned a majority interest (51% or greater) in 149 surgery centers. The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2005, 2004 and 2003. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	2005	2004	2003

Centers in operation, beginning of the year	128	116	107
New center acquisitions placed in operation	17	10	6
New development centers placed in operation	7	6	4
Centers disposed	(3)	(4)	(1)

Centers in operation, end of the year	149	128	116

Centers under development, end of the year	5	9	12
Development centers awaiting regulatory approval, end of year	3	—	—
Average number of continuing centers in operation, during year	136	117	105
Centers under letter of intent, end of year	—	7	8
Of the surgery centers in operation at December 31, 2005, 97 centers performed gastrointestinal endoscopy procedures, 41 centers performed ophthalmology surgery procedures, five centers performed orthopedic procedures and six centers performed procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2006 include the acquisition or development of 12 to15 additional surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
While we generally own 51% of the entities that own the surgery centers, and up to 62% in certain instances, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities.

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
Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 35%, 37% and 40% of our revenues in the years ended December 31, 2005, 2004 and 2003, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. Effective April 1, 2004, our surgery centers received a 2% price decrease from Medicare.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare OPD fee schedule for those procedures beginning in 2007. This act will negatively impact the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology ASCs, the result of which will be an approximately $0.02 reduction in our net earnings per share, beginning in 2007. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our ASCs for which the current reimbursement rate exceeds the Medicare OPD fee schedule amount.
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
Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which our wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and limited liability companies is necessary, as our wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnership or limited liability company and have control of the entities. The responsibilities of our minority partners are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.
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
Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2005, 2004 and 2003, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2005 and 2004, net accounts receivable reflected allowances for contractual adjustments of $52.9 million and $35.1 million, respectively, and allowances for bad debt expense of $6.2 million and $5.1 million, respectively. The increase in our contractual allowance is primarily related to allowances established for new centers acquired during 2006, which had required allowances significantly in excess of our average center at the date of purchase. At December 31, 2005 and 2004, we had 37 and 39 days, respectively, outstanding reflected in our gross accounts receivable.
Purchase Price Allocation. We allocate the respective purchase price of our acquisitions in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” The allocation of purchase price involves first determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable intangible assets (goodwill). A significant portion of each surgery center’s purchase price historically has been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value which could be attributable to separately identifiable intangible assets.
Goodwill. We apply the provision of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be evaluated for impairment at least on an annual basis. Impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating as well as one reportable segment. For impairment testing purposes, our centers each qualify as components of that operating segment. Because they and have similar economic characteristics, they are aggregated and deemed a single reporting unit. We completed our annual impairment test as required by SFAS No. 142 as of December 31, 2005, and have determined that it is not necessary to recognize impairment in our goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
Results of Operations
Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. Our 2005 same-center group, comprised of 114 centers, had revenue growth of 3%. Our same-center group in 2006 will be comprised of 130 centers, which constitutes approximately 87% of our total base of centers. We expect our same-center revenue growth to be 3% to 4% in 2006.
Expenses directly and indirectly related to procedures performed at our surgery centers include clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.
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
The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	28.4	26.9	26.7
Supply cost	11.4	11.3	11.4
Other operating expenses	19.9	20.0	20.7
Depreciation and amortization	3.9	3.9	3.9

Total operating expenses	63.6	62.1	62.7

Operating income	36.4	37.9	37.3
Minority interest	20.1	20.6	20.5
Interest expense, net of interest income	1.0	0.6	0.5

Earnings from continuing operations before income taxes	15.3	16.7	16.3

Income tax expense	6.0	6.6	6.5

Net earnings from continuing operations	9.3	10.1	9.8
Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax	(0.1)	0.2	0.8
(Loss) gain on sale of discontinued interests in surgery centers, net of income tax	(0.2)	1.7	—

(Loss) earnings from discontinued operations	(0.3)	1.9	0.8

Net earnings	9.0%	12.0%	10.6%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues increased $60.9 million, or 18%, to $391.8 million in 2005 from $330.9 million in 2004. The additional revenues resulted primarily from:
•	15 centers acquired or opened in 2004, which contributed $26.4 million of additional revenues due to having a full period of operations in 2005;

•	17 centers acquired in 2005, which generated $21.2 million in revenues;

•	$9.1 million of revenue growth recognized by 114 centers in our 2005 same-center group, reflecting a 3% increase, primarily as a result of procedure growth; and

•	three centers developed and opened in 2005, which generated $4.7 million in revenues.
Our procedures increased by 130,463, or 21%, to 739,841 in 2005 from 609,378 in 2004. The difference between our procedure growth and revenue growth was the result of an increased number of gastroenterology procedures over other types of procedures, primarily as a result of the addition of new gastroenterology centers. Gastroenterology procedures receive a lower average reimbursement per procedure than our average reimbursement per procedure in 2004.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 25% increase in salaries and benefits at our surgery centers in 2005. We experienced a 27% increase in salaries and benefits at our corporate offices during 2005 over 2004. The increase in corporate office salaries and benefits in 2005 over 2004 was primarily due to additional corporate employees hired to manage

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
our additional centers in operation and an increase in corporate incentive compensation due to the large number of acquisitions and developments closed in 2005. Salaries and benefits increased in total by 25% to $111.4 million in 2005 from $88.9 million in 2004. Salaries and benefits as a percentage of revenues increased in 2005 over 2004 because of increases in wages and benefits in excess of revenue growth.
Supply cost was $44.4 million in 2005, an increase of $7.2 million, or 19%, over supply cost in 2004. This increase was the result of additional procedure volume. Our average supply cost per procedure in 2005 was $60 compared to $61 in 2004. The decrease in cost per procedure in 2005 resulted primarily from an increased percentage of gastroenterology procedures, which have a lower cost per procedure than ophthalmology procedures.
Other operating expenses increased $11.6 million, or 18%, to $77.9 million in 2005 from 2004. This increase was net of a $1.1 million non-cash loss on a long-term receivable recognized in 2004 due to the establishment of a reserve for the estimated uncollectible portion. The note receivable originated from the sale of a physician practice in 1998 in connection with our exit from that line of business. The additional expense in the 2005 period resulted primarily from:
•	17 centers acquired during 2005, which resulted in an increase of $4.8 million in other operating expenses;

•	15 additional centers acquired in 2004, which resulted in an increase of $4.1 million in other operating expenses due to having a full period of operations in the 2005;

•	an increase of $1.5 million in other operating expenses from our 2005 same-center group resulting primarily from additional procedure volume and general inflationary cost increases; and

•	three centers developed and opened during 2005, which resulted in an increase of $1.2 million in other operating expenses.
Depreciation and amortization expense increased $2.4 million, or 19%, in 2005 from 2004, primarily as a result of the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2006, primarily due to additional start-up centers expected to be placed in operation and additional acquired centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At December 31, 2005, we had five centers under development, three development centers awaiting approval of certificates of need and seven centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes in 2005 increased $10.3 million, or 15%, from 2004, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 20.1% in 2005 from 20.6% in 2004 as a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth and new-center development activity.
Interest expense increased $2.2 million in 2005, or 112%, from 2004, primarily due to additional long-term debt outstanding during 2005 resulting from acquisition activity and stock repurchase programs completed in 2004 as well as an increase in interest rates. See – “Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $23.5 million in 2005 compared to $21.9 million in 2004. Our effective tax rate in 2005 and 2004 was 39.2 % and 39.6%, respectively, of earnings before income taxes, and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. During 2006, we anticipate that our effective tax rate will range between 39.2% and 39.5%. Because we deduct goodwill amortization for tax purposes only, approximately 30% to 40% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2005, we sold our interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. In three separate transactions in 2004, we sold our interests

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
in four surgery centers. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. Loss from discontinued operations, including loss from operations and disposition, was approximately $1.3 million in 2005, attributable primarily to the center affected by the hurricane. Earnings from discontinued operations, including earnings from operations and gain on dispositions, was $6.3 million in 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenues increased $46.9 million, or 17%, to $330.9 million in 2004 from $284.0 million in 2003. The additional revenues resulted primarily from:
•	nine centers acquired or opened in 2003, which contributed $21.0 million of additional revenues due to having a full year of operations in 2004;

•	ten centers acquired during 2004, which generated $13.1 million in revenues;

•	$10.7 million of revenue growth recognized by 101 centers in our 2004 same-center group, reflecting a 4% increase, primarily as a result of procedure growth; and

•	five centers developed and opened in 2004, which generated $1.6 million in revenues.
Our procedures increased by 83,214, or 16%, to 609,378 in 2004 from 526,164 in 2003.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 20% increase in salaries and benefits at our surgery centers. In order to provide appropriate corporate management for the additional centers, we increased our number of corporate employees during 2004. However, because certain financial targets were not met, we paid less incentive compensation for 2004 as compared to 2003. As a result, we experienced no significant changes in our corporate salary and benefit expense in 2004 as compared to 2003. Salaries and benefits increased in total by 17% to $88.9 million in 2004 from $75.9 million in 2003.
Supply cost was $37.3 million in 2004, an increase of $4.9 million, or 15%, over supply cost in 2003. This increase was commensurate with the additional procedure volume and reflective of a comparable 11.3% increase in revenues in 2004 as compared to 11.4% in 2003. Our average supply cost per procedure in 2004 and 2003 was $61 and $62, respectively. The decrease in cost per procedure in 2004 resulted primarily from an increased percentage of gastroenterology procedures, which have a lower cost per procedure than ophthalmology procedures.
Other operating expenses increased $7.5 million, or 13%, to $66.3 million in 2004 from 2003. The additional expense in the 2004 period resulted primarily from:
•	nine additional centers acquired or opened in 2003, which resulted in an increase of $3.0 million in other operating expenses due to having a full year of operations in 2004;

•	ten centers acquired during 2004, which resulted in an increase of $2.3 million in other operating expenses; and

•	five centers developed and opened in 2004, which resulted in an increase of $1.2 million in other operating expenses.
Other operating expenses as a percentage of revenues decreased from 20.7% in 2003 to 20.0% in 2004. A significant factor which contributed to this decrease was a reduction of bad debt expense as a percentage of revenues from 3.2% to 2.6% due to our concentrated efforts to improve our cash collection processes. In addition, we had certain cost reductions in medical malpractice insurance, primarily as a result of more favorable loss history, and repair and maintenance costs in 2004 compared to 2003 on a per center basis. Included in other operating expenses in 2004 is a non-cash loss on a long-term note receivable of $1.1 million due to our establishment of a reserve for our estimate of the uncollectible portion of a long-term note receivable.
Depreciation and amortization expense increased $2.0 million, or 18%, in 2004 from 2003, primarily as a result of the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Minority interest in earnings in 2004 increased $10.1 million, or 17%, from 2003, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained comparable at 20.6% in 2004, versus 20.5% in 2003.
Interest expense increased approximately $520,000 in 2004, or 36%, from 2003, primarily due to additional long-term debt outstanding during 2004 resulting primarily from acquisition activity and our stock repurchase program.
We recognized income tax expense from continuing operations of $21.9 million in 2004 compared to $18.6 million in 2003. Our effective tax rate in 2004 and 2003 was 39.6% and 40.0%, respectively, of earnings before income taxes and differed from the federal statutory income tax rate of 35% primarily due to the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, a larger portion of our overall income tax expense is considered deferred income taxes, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
In three separate transactions in 2004, we sold our interests in four surgery centers and recognized a combined after tax gain of $5.6 million. The centers’ results of operations have been classified as discontinued operations and prior periods have been restated. The net earnings derived from the operations of these centers were $1.0 million and $2.3 million in 2004 and 2003.
Liquidity and Capital Resources
At December 31, 2005, we had working capital of $61.1 million compared to $56.3 million at December 31, 2004. Operating activities for 2005 generated $63.4 million in cash flow from operations compared to $55.5 million in 2004. The increase in operating cash flow activity resulted primarily from an additional $3.0 million in net earnings from continuing operations, resulting primarily from additional centers in operation. Operating cash flow in 2005 and 2004 contained $1.2 million and $3.0 million, respectively, in tax benefit from the exercise of stock options. Cash and cash equivalents at December 31, 2005 and 2004 were $20.5 million and $15.0 million, respectively.
The principle source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense (see “ – Critical Accounting Policies — Allowance for Contractual Adjustments and Bad Debt Expense”). The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2005 and 2004, our accounts receivable represented 37 and 39 days of revenue outstanding, respectively.
During 2005, we had total capital expenditures of $106.7 million, which included:
•	$83.6 million for acquisitions of interests in practice-based ambulatory surgery centers, including $17.5 million in purchase price obligations that were paid in 2006;

•	$13.1 million for new or replacement property at existing surgery centers, including $276,000 in new capital leases; and

•	$10.0 million for surgery centers under development.
We used cash flow from operations to fund approximately 60% of our cash obligations for our acquisition and development activity, and we received approximately $1.3 million from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our obligations. At December 31, 2005, we and our limited partnerships and limited liability companies had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $4.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
During 2005, we received approximately $2.4 million from the sale of our interests in two surgery centers. During 2005, notes receivable decreased by $3.1 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at December 31, 2005 was $9.2 million.
During 2005, we had net borrowings on long-term debt of $20.5 million. At December 31, 2005, we had $99.2 million outstanding under our revolving credit facility, which permits us to borrow up to $150.0 million to, among other things, finance our acquisition and development projects and stock repurchase programs at a rate equal to, at our option, the prime rate plus up to 0.75%, LIBOR plus 0.75% to 1.75% or a combination thereof. The loan agreement also provides for a fee of 0.25% to 0.375% of unused commitments. The revolving credit facility also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at December 31, 2005. Borrowings under the credit facility are due on April 22, 2010 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies. We incurred approximately $444,000 in deferred financing fees during 2005, primarily associated with an amendment to our credit facility in April 2005.
During 2005, we received approximately $4.1 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.2 million.
The following schedule summarizes all of our contractual obligations by period as of December 31, 2005 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$108,748	$1,996	$3,489	$101,094	$2,169
Purchase price payable	17,507	17,507	—	—	—
Capital lease obligations, including interest	1,617	766	838	13	—
Operating leases, including renewal option periods	277,044	19,514	39,481	39,261	178,788
Construction in progress commitments	4,117	4,117	—	—	—

Total contractual cash obligations	$409,033	$43,900	$43,808	$140,368	$180,957

(1)	Our long-term debt may increase based on acquisition activity expected to occur in the future. We may use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.
In addition, as of March 14, 2006, we had available under our revolving credit facility $21.2 million for acquisition borrowings. Our credit facility matures on April 22, 2010.
Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing ASCs, we may from time to time consider other acquisitions or strategic joint ventures. Such acquisitions, joint ventures or other opportunities may require additional external financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Recent Accounting Pronouncements
Beginning January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We will adopt SFAS No. 123R using the modified prospective method and will apply the Black-Scholes method of valuation in determining share-based compensation expense. The impact of adoption of this statement on our consolidated financial position and consolidated results of operations in 2006 is expected to be approximately $4.1 million, net of income taxes, based on unvested options at the time of adoption and an estimation of share-based payments to be granted in 2006.
In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force issue No. 04-5, or EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all our partnerships beginning January 1, 2006. We have adopted the provisions of EITF No. 04-5 for any limited partnership agreements entered into or modified subsequent to June 29, 2005. We have evaluated our existing partnerships and have determined that the adoption of EITF No. 04-5 will not have a material effect on our consolidated financial position and consolidated results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2005.
The table below provides information as of December 31, 2005 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005

Fixed rate	$1,537	$1,405	$722	$227	$199	$191	$4,281	$4,213
Average interest rate	6.6%	6.8%	7.0%	6.2%	6.3%	6.3%

Variable rate	$681	$706	$731	$716	$99,629	$1,518	$103,981	$103,981
Average interest rate	6.1%	6.0%	6.0%	6.1%	4.5%	6.7%
The difference in maturities of long-term obligations and overall increase in total borrowings principally resulted from our borrowings associated with our acquisitions of surgery centers and stock repurchase programs. The average interest rates on these borrowings at December 31, 2005 increased as compared to December 31, 2004 due to an overall increase in market rates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 14, 2006

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004

Assets

Current assets:
Cash and cash equivalents	$20,496	$14,992
Accounts receivable, net of allowance of $6,189 and $5,119, respectively	46,387	39,224
Supplies inventory	5,336	4,517
Deferred income taxes (note 8)	809	854
Prepaid and other current assets	14,644	13,731

Total current assets	87,672	73,318

Long-term receivables and deposits (note 2)	6,614	9,703
Property and equipment, net (notes 3, 5 and 6)	83,254	73,519
Intangible assets, net (notes 2 and 4)	350,276	268,615

Total assets	$527,816	$425,155

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (note 5)	$2,218	$1,228
Accounts payable	10,413	9,013
Accrued salaries and benefits	8,201	5,784
Other accrued liabilities	5,768	991

Total current liabilities	26,600	17,016

Long-term debt (notes 2 and 5)	106,044	86,682
Deferred income taxes (note 8)	33,615	26,120
Other long-term liabilities (note 2)	19,668	1,478
Minority interest	47,271	39,710
Commitments and contingencies (notes 2, 5, 6, 9 and 11)
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding (note 7)	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 29,688,668 and 29,420,428 shares outstanding, respectively (note 7)	131,856	126,538
Retained earnings	162,762	127,611

Total shareholders’ equity	294,618	254,149

Total liabilities and shareholders’ equity	$527,816	$425,155

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except earnings per share)

	2005	2004	2003

Revenues	$391,790	$330,923	$284,020

Operating expenses:
Salaries and benefits (note 9)	111,422	88,946	75,870
Supply cost	44,433	37,258	32,373
Other operating expenses (note 9)	77,907	66,286	58,831
Depreciation and amortization	15,348	12,917	10,913

Total operating expenses	249,110	205,407	177,987

Operating income	142,680	125,516	106,033
Minority interest	78,614	68,292	58,235
Interest expense, net of interest income of $510, $308 and $187, respectively	4,138	1,955	1,433

Earnings from continuing operations before income taxes	59,928	55,269	46,365
Income tax expense (note 8)	23,492	21,869	18,546

Net earnings from continuing operations	36,436	33,400	27,819
Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax (benefit) expense	(299)	708	2,307
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax (benefit) expense	(986)	5,598	—

Net (loss) earnings from discontinued operations	(1,285)	6,306	2,307

Net earnings	$35,151	$39,706	$30,126

Basic earnings per common share (note 7):
Net earnings from continuing operations	$1.23	$1.12	$0.92
Net earnings	$1.19	$1.33	$1.00

Diluted earnings per common share:
Net earnings from continuing operations	$1.21	$1.09	$0.91
Net earnings	$1.17	$1.30	$0.98

Weighted average number of shares and share equivalents outstanding (note 7):
Basic	29,573	29,895	30,139
Diluted	30,147	30,507	30,666
See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance at December 31, 2002	20,548	$158,585	$57,779	$216,364
Issuance of common stock	2	68	—	68
Repurchase and retirement of common stock	(845)	(21,243)	—	(21,243)
Stock options exercised	367	5,178	—	5,178
Tax benefit related to exercise of stock options	—	2,405	—	2,405
Net earnings	—	—	30,126	30,126

Balance at December 31, 2003	20,072	144,993	87,905	232,898
Issuance of common stock	3	81	—	81
Repurchase and retirement of common stock	(1,290)	(28,757)	—	(28,757)
Three-for-two stock split in the form of a 50% dividend	10,036	—	—	—
Stock options exercised	599	7,259	—	7,259
Tax benefit related to exercise of stock options	—	2,962	—	2,962
Net earnings	—	—	39,706	39,706

Balance at December 31, 2004	29,420	126,538	127,611	254,149
Issuance of common stock	4	83	—	83
Stock options exercised	265	4,060	—	4,060
Tax benefit related to exercise of stock options	—	1,175	—	1,175
Net earnings	—	—	35,151	35,151

Balance at December 31, 2005	29,689	$131,856	$162,762	$294,618

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$35,151	$39,706	$30,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	78,614	68,292	58,235
Distributions to minority partners	(75,639)	(66,943)	(54,263)
Depreciation and amortization	15,348	12,917	10,913
Loss (gain) on disposal of interests in surgery centers	1,621	(9,265)	—
Loss on long-term note receivable	—	1,100	—
Deferred income taxes	7,540	10,154	5,962
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,460)	(2,979)	(5,816)
Supplies inventory	(438)	(127)	(355)
Prepaid and other current assets	1,284	(270)	(1,361)
Accounts payable	1,923	1,062	2,933
Accrued expenses and other liabilities	2,948	1,158	1,299
Other, net	(471)	647	422

Net cash flows provided by operating activities	63,421	55,452	48,095

Cash flows from investing activities:
Acquisition of interest in surgery centers	(66,079)	(45,140)	(27,909)
Acquisition of property and equipment	(22,777)	(22,972)	(20,696)
Proceeds from sale of interests in surgery centers	2,400	4,700	—
Net repayment of long-term receivables	3,148	1,752	221

Net cash flows used in investing activities	(83,308)	(61,660)	(48,384)

Cash flows from financing activities:
Proceeds from long-term borrowings	108,179	83,847	78,741
Repayment on long-term borrowings	(87,726)	(56,670)	(62,592)
Net proceeds from issuance of common stock	4,060	7,259	5,178
Repurchase of common stock	—	(28,757)	(21,243)
Proceeds from capital contributions by minority partners	1,322	1,385	1,644
Financing cost incurred	(444)	(122)	(501)

Net cash flows provided by financing activities	25,391	6,942	1,227

Net increase in cash and cash equivalents	5,504	734	938
Cash and cash equivalents, beginning of year	14,992	14,258	13,320

Cash and cash equivalents, end of year	$20,496	$14,992	$14,258

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
a. Principles of Consolidation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority owners are referred to herein as partnerships and partners, respectively.
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
As described above, the Company is a holding company and its ability to service corporate debt is dependent upon distributions from its partnerships. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to the Company’s wholly owned subsidiaries as well as to the partners, which the Company is obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Accordingly, distributions to our partners are included in the consolidated financial statements as a component of the Company’s cash flows from operating activities.
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
d. Prepaid and Other Current Assets
At December 31, 2005, prepaid and other current assets were comprised of prepaid expenses of $4,587,000, income taxes receivable of $266,000, current portion of notes receivable of $2,708,000, short-term investments of $2,269,000 and other current assets of $4,814,000. At December 31, 2004, prepaid and other current assets were comprised of prepaid expenses of $4,667,000, income taxes receivable of $2,140,000, current portion of notes receivable of $2,708,000, short-term investments of $1,918,000 and other current assets of $2,298,000.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
e. Property and Equipment, net
Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation for buildings and improvements is recognized under the straight-line method over 20 to 40 years or, for leasehold improvements, over the remaining term of the lease plus renewal options for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to continue the use of the leased property. Depreciation for movable equipment is recognized over useful lives of three to ten years.
f. Intangible Assets
Goodwill
The Company applies the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating as well as one reportable segment. For impairment testing purposes, its centers qualify as components of that operating segment. Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit. The Company completed its annual impairment test as required by SFAS No. 142 as of December 31, 2005, and has determined that it is not necessary to recognize impairment in its goodwill.
Other Intangible Assets
Other intangible assets consist primarily of deferred financing costs of the Company and certain amortizable and non-amortizable non-compete agreements and arrangements. Deferred finance costs and amortizable non-compete agreements are amortized over the term of the related debt as interest expense and the contractual term (five years) of the non-compete agreements as amortization expense, respectively.
g. Other Long Term Liabilities
Other long term liabilities is primarily comprised of purchase price obligations and deferred rent credits, which are a result of the Company accounting for rent escalations, rent holidays and lease incentives included in various lease agreements.
h. Revenue Recognition
Center revenues consist of billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third-party payor and, in limited instances, billing for anesthesia services. Such revenues are recognized when the related surgical procedures are performed. Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1(n)). During the years ended December 31, 2005, 2004 and 2003, approximately 35%, 37% and 40%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
i. Operating Expenses
Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers. Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense.
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
l. Fair Value of Financial Instruments
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed-rate long-term debt, with a carrying value of $4,281,000 is $4,213,000. Management believes that the carrying amounts of variable-rate long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
m. Stock-Based Compensation
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net earnings for the years ended December 31, 2005, 2004 and 2003. Pro forma earnings per share, as if the fair value of all stock-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, is presented below (dollars in thousands, except per share amounts):

	2005	2004	2003

Applied assumptions:
Weighted average fair value of options at the date of grant	$5.40	$5.42	$4.16
Dividend	—	—	—
Expected life of options in years	4	4	4
Forfeiture rate	15.0%	15.0%	15.0%
Average risk-free interest rate	3.8%	3.1%	3.0%
Volatility rate	34.5%	33.1%	43.0%

Net earnings from continuing operations:
As reported	$36,436	$33,400	$27,819
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,218)	(3,257)	(3,070)

Pro forma	$33,218	$30,143	$24,749

Net earnings:
As reported	$35,151	$39,706	$30,126
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,218)	(3,257)	(3,070)

Pro forma	$31,933	$36,449	$27,056

Net earnings from continuing operations per common share:
Basic as reported	$1.23	$1.12	$0.92
Basic pro forma	$1.12	$1.01	$0.82
Diluted as reported	$1.21	$1.09	$0.91
Diluted pro forma	$1.10	$0.99	$0.81

Net earnings per common share:
Basic as reported	$1.19	$1.33	$1.00
Basic pro forma	$1.08	$1.22	$0.90
Diluted as reported	$1.17	$1.30	$0.98
Diluted pro forma	$1.06	$1.19	$0.88

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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2005 and 2004 reflect allowances for contractual adjustments of $52,916,000 and $35,088,000, respectively, and allowance for bad debt expense of $6,189,000 and $5,119,000, respectively.
o. Recent Accounting Pronouncements
Beginning January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The Company will adopt SFAS No. 123R using the modified perspective method and will apply the Back-Scholes method of valuation in determining share-based compensation expense. The impact of the adoption of this statement on the Company’s consolidated financial position and consolidated results of operations in 2006 is expected to be approximately $4,100,000, net of income taxes, based on unvested options at the time of adoption and an estimation of share-based payments to be granted in future periods.
In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force issue No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 is effective for all the Company’s partnerships beginning January 1, 2006. The Company has adopted the provisions of EITF No. 04-5 for any limited partnership agreements entered into or modified subsequent to June 29, 2005. The Company has evaluated its existing partnerships and determined that the adoption of EITF No. 04-5 will not have a material effect on the Company’s consolidated financial position and consolidated results of operations.
p. Reclassifications and Restatements
Certain prior year amounts have been restated to reflect discontinued operations as further discussed in note 2(c).
2. Acquisitions and Dispositions
a. Acquisitions
The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in 17 and ten practice-based surgery centers during 2005 and 2004, respectively. Consideration paid for the acquired interests consisted of cash and purchase price obligation in 2005 and cash and notes payable at rates indexed to prime or LIBOR, averaging 4.0% and due within 30 days from issuance in 2004. Total acquisition price and cost in 2005 and 2004 was $83,586,000 and $48,617,000, respectively, of which the Company assigned $81,809,000 and $45,996,000, respectively, to goodwill and other non-amortizable intangible assets. Included in these amounts in

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
2004 was $337,000 in contingent purchase price obligation associated with an acquisition in 2000 and reflected in a note payable at December 31, 2004. The goodwill is expected to be fully deductible for tax purposes. At December 31, 2005 and 2004, the Company had purchase price obligations of $17,507,000 and notes payable of $3,140,000, respectively, associated with then recent acquisitions. All purchase price obligations and notes payable outstanding as of December 31, 2005 and 2004 were funded shortly thereafter through long-term borrowings under the Company’s credit facility (see note 5), and have been reflected as other long-term liabilities and notes payable in the balance sheets, respectively. All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.
b. Pro Forma Information
The unaudited consolidated pro forma results for the years ended December 31, 2005 and 2004, assuming all 2005 and 2004 acquisitions had been consummated on January 1, 2004, are as follows (in thousands, except per share data):

	2005	2004

Revenues	$424,181	$394,150
Net earnings from continuing operations	39,068	39,293
Net earnings	37,783	45,599
Net earnings from continuing operations per common share:
Basic	$1.32	$1.31
Diluted	$1.30	$1.29
Net earnings per common share:
Basic	$1.28	$1.53
Diluted	$1.25	$1.49
Weighted average number of shares and share equivalents:
Basic	29,573	29,895
Diluted	30,147	30,507
c. Dispositions
During 2005, the Company sold its interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. The Company recognized a combined after tax loss of $986,000 associated with these three centers, primarily attributable to the center affected by the hurricane. In three separate transactions in 2004, the Company sold its interests in four surgery centers and recognized a combined after tax gain of $5,598,000. In the aggregate, the Company received $2,400,000 in cash associated with the 2005 transactions and cash totaling $4,700,000 and a secured note receivable of $12,500,000 in conjunction with the 2004 transactions. The Company’s sale of its interests in the six surgery centers in 2005 and 2004 as described above resulted from management’s assessment of the limited growth opportunities at these centers. The results of operations of the seven centers have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Revenues	$2,334	$8,925	$17,387
(Loss) earnings before income taxes	(492)	1,172	845
Net (loss) earnings	(299)	708	2,307

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
3. Property and Equipment
Property and equipment at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Land and improvements	$450	$450
Building and improvements	60,597	48,611
Movable equipment	87,429	74,388
Construction in progress	3,636	6,054

	152,112	129,503
Less accumulated depreciation	68,858	55,984

Property and equipment, net	$83,254	$73,519

The Company capitalized interest for continuing centers in the amount of $144,000, $204,000 and $116,000 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, the Company and its partnerships had unfunded construction and equipment purchases of approximately $4,117,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $15,635,000, $13,448,000 and $11,293,000, respectively.
4. Intangible Assets
Amortizable intangible assets at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005			2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,083	$1,304	$779	$1,639	$1,133	$506
Agreements not to compete	1,000	850	150	1,000	650	350

Total amortizable intangible assets	$3,083	$2,154	$929	$2,639	$1,783	$856

Amortization of intangible assets for the years ended December 31, 2005, 2004 and 2003 was $371,000, $338,000 and $323,000, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2005 is $327,000, $178,000, $178,000, $178,000, $61,000 and $7,000.
The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Balance, beginning of year	$267,759	$228,651
Goodwill acquired during year	79,886	45,996
Goodwill disposed during year	(221)	(6,888)

Balance, end of year	$347,424	$267,759

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
At December 31, 2005 and 2004, other non-amortizable intangible assets related to non-compete arrangements was $1,923,000 and $0, respectively.
5. Long-term Debt
Long-term debt at December 31, 2005 and 2004 was comprised of the following (in thousands):

	2005	2004

$150 million credit agreement at prime plus up to 0.75%, or LIBOR plus 0.75% to 1.75% (average rate of 4.5% at December 31, 2005), due April 2010	$99,200	$79,500
Other debt at an average rate of 6.3%, due through June 2022	7,596	4,553
Capitalized lease arrangements at an average rate of 7.6%, due through July 2009 (see note 6)	1,466	380
Notes payable at an average rate of 4.0% (see note 2)	—	3,477

	108,262	87,910
Less current portion	2,218	1,228

Long-term debt	$106,044	$86,682

The borrowings under the credit facility are guaranteed by the wholly owned subsidiaries of the Company and, in some instances, the underlying assets of certain developed centers. The credit agreement permits the Company to borrow up to $150,000,000 to finance the Company’s acquisition and development projects and stock repurchase programs at prime rate plus up to 0.75% or LIBOR plus 0.75% to 1.75% or a combination thereof, provides for a fee of 0.25% to 0.375% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. The Company was in compliance in all material respects with all covenants at December 31, 2005.
Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $14,554,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.
Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2005 are $2,218,000, $2,111,000, $1,453,000, $943,000, $99,828,000 and $1,709,000.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
6. Leases
The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2026. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2005 were as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2006	766	19,514
2007	474	19,689
2008	364	19,792
2009	13	19,681
2010	—	19,580
Thereafter	—	178,788

Total minimum rentals	1,617	$277,044

Less amounts representing interest at rates ranging from 4.5% to 12.3%	151

Capital lease obligations	$1,466

At December 31, 2005, equipment with a cost of approximately $1,637,000 and accumulated depreciation of approximately $574,000 was held under capital lease. The Company and the partners have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2005, 2004 and 2003 was approximately $20,402,000, $16,886,000 and $14,501,000, respectively (see note 9).
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
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2005:
Net earnings from continuing operations per share (basic):	$36,436	29,573	$1.23
Effect of dilutive securities options	—	574

Net earnings from continuing operations (diluted)	$36,436	30,147	$1.21

Net earnings per common share (basic):	$35,151	29,573	$1.19
Effect of dilutive securities options	—	574

Net earnings per common share (diluted)	$35,151	30,147	$1.17

For the year ended December 31, 2004:
Net earnings from continuing operations per share (basic):	$33,400	29,895	$1.12
Effect of dilutive securities options	—	612

Net earnings from continuing operations (diluted)	$33,400	30,507	$1.09

Net earnings per common share (basic):	$39,706	29,895	$1.33
Effect of dilutive securities options	—	612

Net earnings per common share (diluted)	$39,706	30,507	$1.30

For the year ended December 31, 2003:
Net earnings from continuing operations per share (basic):	$27,819	30,139	$0.92
Effect of dilutive securities options	—	527

Net earnings from continuing operations (diluted)	$27,819	30,666	$0.91

Net earnings per common share (basic):	$30,126	30,139	$1.00
Effect of dilutive securities options	—	527

Net earnings per common share (diluted)	$30,126	30,666	$0.98

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
d. Stock Options
The Company has two stock option plans under which it has granted non-qualified options to purchase shares of common stock to employees and outside directors. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2005, 7,935,000 shares were authorized for grant and 1,681,815 shares were available for future option grants. Stock option activity for the three years ended December 31, 2005 is summarized below:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at December 31, 2002	2,463,297	$12.75
Options granted	1,126,055	15.31
Options exercised	(550,610)	9.39
Options terminated	(68,383)	15.67

Outstanding at December 31, 2003	2,970,359	14.27
Options granted	1,087,595	24.10
Options exercised	(599,021)	12.16
Options terminated	(184,305)	18.74

Outstanding at December 31, 2004	3,274,628	17.68
Options granted	1,038,353	25.94
Options exercised	(265,216)	15.31
Options terminated	(209,584)	22.31

Outstanding at December 31, 2005	3,838,181	$19.82

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price

$ 3.94 - $ 6.00	124,731	3.9	$4.60	124,731	$4.60
6.01 - 12.00	7,500	2.1	6.09	7,500	6.09
12.01 - 18.00	1,777,875	6.3	15.44	1,330,659	15.52
18.01 - 24.00	135,221	8.0	21.33	45,225	20.71
24.01 - 29.53	1,792,854	8.7	25.17	453,599	24.70

$ 3.94 - $29.53	3,838,181	7.4	$19.82	1,961,714	$17.03

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
8. Income Taxes
Total income taxes expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2005	2004	2003

Income from continuing operations	$23,492	$21,869	$18,546
Discontinued operations	(828)	4,131	1,537
Shareholders’ equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,175)	(2,962)	(2,405)

Total	$21,489	$23,038	$17,678

Income tax expense from continuing operations for the years ended December 31, 2005, 2004 and 2003 was comprised of the following (in thousands):

	2005	2004	2003

Current:
Federal	$13,710	$14,007	$10,996
State	3,147	2,376	1,757
Deferred	6,635	5,486	5,793

Income tax expense	$23,492	$21,869	$18,546

Income tax expense from continuing operations for the years ended December 31, 2005, 2004 and 2003 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2005	2004	2003

Statutory federal income tax	$20,975	$19,343	$16,228
State income taxes, net of federal income tax benefit	3,054	2,331	2,194
Increase (decrease) in valuation allowances	101	(83)	68
Other	(638)	278	56

Income tax expense	$23,492	$21,869	$18,546

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Deferred tax assets:
Allowance for uncollectible accounts	$848	$1,030
Accrued liabilities and other	880	725
State net operating losses	669	568

Gross deferred tax assets	2,397	2,323
Valuation allowances	(669)	(568)

Net deferred tax assets	1,728	1,755

Deferred tax liabilities:
Property and equipment, principally due to difference in depreciation	643	2,959
Goodwill, principally due to differences in amortization	33,488	23,494
Prepaid expenses	403	568

Gross deferred tax liabilities	34,534	27,021

Net deferred tax liabilities	$32,806	$25,266

The net deferred tax liability at December 31, 2005 and 2004, were recorded as follows (in thousands):

	2005	2004

Current deferred income tax assets	$809	$854
Noncurrent deferred income tax liability	33,615	26,120

Net deferred tax liability	$32,806	$25,266

The Company has provided valuation allowances on its gross deferred tax asset primarily related to state net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized.
9. Related Party Transactions
The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates that management believes approximate fair market value. Payments on these leases were approximately $9,595,000, $8,844,000 and $8,094,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company reimburses certain of its partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $40,002,000, $35,102,000 and $31,657,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company received capitated reimbursement at one of its centers, which was sold in 2004, from a non-physician minority partner associated with the center. Total capitated revenue received was approximately $201,000 and $1,317,000 for the years ended December 31, 2004 and 2003, respectively.
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
10. Employee Benefit Programs
As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2005, 2004 and 2003 were approximately $271,000, $225,000 and $204,000, respectively, and vest incrementally over four years.
As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. Employer contributions to this plan for the year ended December 31, 2005, 2004 and 2003 were approximately $92,000, $0 and $217,000, respectively.
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
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2005.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
12. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Cash paid during the year for:
Interest	$4,207	$2,272	$1,589
Income taxes, net of refunds	12,075	15,757	11,567

Non-cash investing and financing activities:
Capital lease obligations incurred to acquire equipment	276	400	3
Notes received for sale of a partnership interest	—	12,500	—
Effect of acquisitions:
Assets acquired, net of cash	90,195	52,550	38,202
Liabilities assumed	(6,609)	(3,933)	(2,105)
Notes payable and other obligations	(17,507)	(3,477)	(8,188)

Payment for assets acquired	$66,079	$45,140	$27,909

13. Subsequent Events
Subsequent to December 31, 2005, the Company, through a wholly owned subsidiary and in two separate transactions, acquired majority interests in two physician practice-based surgery centers for an aggregate purchase price of approximately $20,900,000.

Item 8. Financial Statements and Supplementary Data — (continued)
Quarterly Statement of Earnings Data
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2004 and 2005. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2004				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Revenues	$78,942	$83,593	$81,062	$87,326	$91,263	$98,206	$99,431	$102,890
Earnings from continuing operations before income taxes	13,199	13,157	14,733	14,180	14,393	16,523	15,102	13,910
Net earnings from continuing operations	7,919	7,894	8,840	8,747	8,751	10,045	9,183	8,457
Net earnings (loss) from discontinued operations	1,701	340	4,326	(61)	(99)	(364)	(822)	—
Net earnings	9,620	8,234	13,166	8,686	8,652	9,681	8,361	8,457
Diluted net earnings from continuing operations per common share	$0.26	$0.26	$0.29	$0.29	$0.29	$0.33	$0.30	$0.28
Diluted net earnings per common share	$0.31	$0.27	$0.43	$0.29	$0.29	$0.32	$0.28	$0.28

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
We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.

/s/ Ken P. McDonald
Ken P. McDonald
President and Chief Executive Officer

/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer

Item 9A. Controls and Procedures — (continued)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AmSurg Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 14, 2006

Item 9A. Controls and Procedures — (continued)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2005. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
Not Applicable.
Part III
Item 10. Directors and Executive Officers of the Registrant
Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Information with respect to our code of ethics, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the caption “Code of Ethics,” is incorporated herein by reference.
Item 11. Executive Compensation
Information with respect to executive officers of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information with respect to the fees paid to and services provided by our principal accountant, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2006, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2005,” is incorporated herein by reference.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
          (1) Financial Statements: See Item 8 herein.
          (2) Financial Statement Schedules:

Report of Registered Public Accounting Firm	S-1
Schedule II – Valuation and Qualifying Accounts	S-2
(All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.)
          (3) Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Second Amended and Restated Revolving Credit Agreement, dated as of April 22, 2005, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated April 27, 2005)

10.3	*	1992 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.4	*	Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5	*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 2, 2005)

10.6	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.7	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

10.8	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.9		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.10		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit		Description

10.11		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.12		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.13		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.14	*	Supplemental Executive Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.15	*	Employment Agreement, dated February 28, 2005, between Frank J. Coll and AmSurg (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 28, 2005)

10.16	*	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.17	*	AmSurg Corp. Long Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.18	*	First Amendment to Employment Agreement, dated November 22, 2005, between AmSurg and Ken P. McDonald (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K dated November 22, 2005)

10.19		Schedule of Non-employee Director and Named Executive Officer Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Auditors

24.1		Power of Attorney (appears on page 59)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

March 15, 2006	By:	/s/ Ken P. McDonald

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

Signature	Title	Date

/s/ Ken P. McDonald	President, Chief Executive Officer and	March 15, 2006
Ken P. McDonald	Director (Principal Executive Officer)

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial	March 15, 2006
Claire M. Gulmi	Officer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Thomas G. Cigarran	Chairman of the Board	March 15, 2006
Thomas G. Cigarran

/s/ James A. Deal	Director	March 15, 2006
James A. Deal

/s/ Steven I. Geringer	Director	March 15, 2006
Steven I. Geringer

/s/ Debora A. Guthrie	Director	March 15, 2006
Debora A. Guthrie

/s/ Henry D. Herr	Director	March 15, 2006
Henry D. Herr

/s/ Kevin P. Lavender	Director	March 15, 2006
Kevin P. Lavender

/s/ Bergein F. Overholt, M.D.	Director	March 15, 2006
Bergein F. Overholt, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 14, 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
March 14, 2006

S-1

AmSurg Corp.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance at
	Beginning	Cost and	Other	Against	End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:

Year ended December 31, 2005	$5,119	$9,033	$1,045	$(9,008)	$6,189

Year ended December 31, 2004	$4,956	$8,707	$666	$(9,210)	$5,119

Year ended December 31, 2003	$3,986	$9,420	$70	$(8,520)	$4,956

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Notes to the Consolidated Financial Statements – Note 2.”

S-2