Form 10-Q
period 2006-03-31
AMSURG CORP
filed 2006-05-08
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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
Yes ☐ No ☑
     As of May 8, 2006 there were outstanding 29,785,105 shares of the registrant’s Common Stock, no par value.

 i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2006 (unaudited) and December 31, 2005
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$20,719	$20,496
Accounts receivable, net of allowance of $6,670 and $6,189, respectively	50,103	46,387
Supplies inventory	5,853	5,336
Deferred income taxes	898	809
Prepaid and other current assets	14,611	14,644

Total current assets	92,184	87,672

Long-term receivables and deposits	5,946	6,614
Property and equipment, net	84,808	83,254
Intangible assets, net	374,193	350,276

Total assets	$557,131	$527,816

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$2,703	$2,218
Accounts payable	7,862	10,413
Accrued salaries and benefits	8,798	8,201
Other accrued liabilities	1,935	5,768
Current income taxes payable	4,515	—

Total current liabilities	25,813	26,600

Long-term debt	136,297	106,044
Deferred income taxes	34,324	33,615
Other long-term liabilities	2,581	19,668
Minority interest	51,987	47,271
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,700,898 and 29,688,668 shares outstanding, respectively	134,642	131,856
Retained earnings	171,487	162,762

Total shareholders’ equity	306,129	294,618

Total liabilities and shareholders’ equity	$557,131	$527,816

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$113,634	$91,263

Operating expenses:
Salaries and benefits	34,865	25,663
Supply cost	12,995	9,918
Other operating expenses	21,818	18,181
Depreciation and amortization	4,175	3,571

Total operating expenses	73,853	57,333

Operating income	39,781	33,930

Minority interest	23,729	18,709
Interest expense, net of interest income	1,702	828

Earnings from continuing operations before income taxes	14,350	14,393

Income tax expense	5,625	5,642

Net earnings from continuing operations	8,725	8,751

Discontinued operations:
Loss from operations of discontinued interests in surgery centers, net of income tax benefit	—	(99)

Net earnings	$8,725	$8,652

Basic earnings per common share:
Net earnings from continuing operations	$0.29	$0.30
Net earnings	$0.29	$0.29

Diluted earnings per common share:
Net earnings from continuing operations	$0.29	$0.29
Net earnings	$0.29	$0.29

Weighted average number of shares and share equivalents outstanding:
Basic	29,693	29,451
Diluted	30,219	30,024
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$8,725	$8,652
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	23,729	18,709
Distributions to minority partners	(20,449)	(16,187)
Share-based compensation	2,574	—
Depreciation and amortization	4,175	3,571
Deferred income taxes	614	2,100
Excess tax benefit from share-based compensation	(35)	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(948)	(4,240)
Supplies inventory	(150)	(161)
Prepaid and other current assets	33	3,769
Accounts payable	(1,419)	(1,940)
Accrued expenses and other liabilities	4,654	3,998
Other, net	(162)	56

Net cash flows provided by operating activities	21,341	18,327

Cash flows from investing activities:
Acquisition of interests in surgery centers	(20,801)	(18,065)
Acquisition of property and equipment	(5,345)	(4,410)
Decrease in long-term receivables	662	653

Net cash flows used in investing activities	(25,484)	(21,822)

Cash flows from financing activities:
Proceeds from long-term borrowings	40,743	35,349
Repayment on long-term borrowings	(36,660)	(31,632)
Proceeds from issuance of common stock upon exercise of stock options	183	1,159
Proceeds from capital contributions by minority partners	65	289
Excess tax benefit from share-based compensation	35	—
Financing cost incurred	—	(4)

Net cash flows provided by financing activities	4,366	5,161

Net increase in cash and cash equivalents	223	1,666
Cash and cash equivalents, beginning of period	20,496	14,992

Cash and cash equivalents, end of period	$20,719	$16,658

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
As described above, the Company is a holding company and its ability to service corporate debt is dependent upon distributions from its partnerships. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to the Company’s wholly owned subsidiaries, as well as to the partners, which the Company is obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Accordingly, distributions to the Company’s partners are included in the consolidated financial statements as a component of the Company’s cash flows from operating activities.
The Company operates in one reportable business segment, the ownership and operation of ambulatory surgery centers.
These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2006 and December 31, 2005 reflect allowances for contractual adjustments of $60,706,000 and $52,916,000, respectively, and allowances for bad debt expense of $6,670,000 and $6,189,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2006 and 2005, approximately 34% and 37%, respectively, of the Company’s revenues were derived from the provision of services to patients covered under Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Share-Based Compensation
The Company has a stock option plan under which it has granted non-qualified options to purchase shares of common stock to employees and outside directors from its available and authorized common stock. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At March 31, 2006, 7,935,000 shares were authorized for grant and 742,003 shares were available for future option grants. Options outstanding and exercisable under its stock option plan as of March 31, 2006 and stock option activity for the three months ended March 31, 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value (1)
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	3,838,181	$19.82
Options granted	961,532	21.17
Options exercised	(12,230)	15.00		$90
Options terminated	(21,720)	24.68

Outstanding at March 31, 2006	4,765,763	$20.08	7.7 years	$16,838

Exercisable at March 31, 2006	2,690,926	$18.06	6.7 years	$14,070

(1)	The aggregate intrinsic value represents the total pretax intrinsic value that was received by the option holders upon the date exercised or would have been received by the option holders had all option holders of outstanding options at March 31, 2006 exercised their options at the Company’s closing stock price on March 31, 2006.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board (“APB”) Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS No. 123R using the modified prospective method, which does not require restatement of prior periods, and applies the Black-Scholes method of valuation in determining share-based compensation expense. The Company recorded share-based expense of $2,574,000 and a related tax benefit of $1,009,000 in the three months ended March 31, 2006. Prior to 2006, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.
SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB Opinion No. 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $35,000 for the three months ended March 31, 2006.
As part of its SFAS No. 123R adoption, the Company examined concentrations of holdings, its historical patterns of option exercises and forfeitures as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified three employee populations, consisting of senior executives, officers and all other recipients.
The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward looking factors where present for each population identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population identified. As required under SFAS No. 123R, the Company will adjust the estimated forfeiture rate to its actual experience. The Company is precluded from paying dividends under its credit facility, and therefore, there is no expected dividend yield.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Applied assumptions for the three months ended March 31, 2006 and applied assumptions and pro forma earnings and earnings per share for the three months ended March 31, 2005, as if the fair value of all share-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Applied assumptions:
Weighted average fair value of options at the date of grant	$7.62	$5.27
Dividends	—	—
Expected term/life of options in years	4	4
Forfeiture rate	11.0%	15.0%
Average risk-free interest rate	4.6%	3.7%
Volatility rate	37.8%	30.3%

Net earnings from continuing operations:
As reported	$8,725	$8,751

Pro forma total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(776)

Pro forma		$7,975

Net earnings:
As reported	$8,725	$8,652

Pro forma total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(776)

Pro forma		$7,876

Net earnings from continuing operations per common share:
Basic as reported	$0.29	$0.30
Basic pro forma	N/A	$0.27
Diluted as reported	$0.29	$0.29
Diluted pro forma	N/A	$0.27

Net earnings per common share:
Basic as reported	$0.29	$0.29
Basic pro forma	N/A	$0.27
Diluted as reported	$0.29	$0.29
Diluted pro forma	N/A	$0.26
As of March 31, 2006, the Company had total compensation cost of approximately $8,600,000 related to nonvested awards not yet recognized, which the Company expects to recognize ratably through 2009 and over a weighted-average period of 1.2 years.
(5) Acquisitions and Dispositions
In the three months ended March 31, 2006, the Company, through a wholly owned subsidiary and in three separate transactions, acquired majority interests in three physician practice-based surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $25,590,000, including cash of $20,801,000 and a note payable of $4,789,000 at 7.75%, due within 10 days from issuance.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(6) Intangible Assets
Amortizable intangible assets at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$2,083	$1,349	$734	$2,083	$1,304	$779
Agreements not to compete	1,000	900	100	1,000	850	150

Total amortizable intangible assets	$3,083	$2,249	$834	$3,083	$2,154	$929

Estimated amortization of intangible assets for the remainder of 2006 and the following five years and thereafter is $233,000, $178,000, $178,000, $178,000, $61,000 and $6,000, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance, beginning of period	$347,424	$267,759
Goodwill acquired during period	23,957	17,761
Goodwill disposed during period	—	(54)

Balance, end of period	$371,381	$285,466

At March 31, 2006 and December 31, 2005, other non-amortizable intangible assets related to non-compete arrangements were $1,978,000 and $1,923,000, respectively.
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $150,000,000 to, among other things, finance its acquisition and development projects and stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate plus up to 0.75%, or LIBOR plus 0.75% to 1.75%, or a combination thereof; provides for a fee of 0.25% to 0.375% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature on April 22, 2010. At March 31, 2006, the Company had $123,100,000 outstanding under its revolving credit facility and was in compliance with all covenants.

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
The Company’s wholly owned subsidiaries, as general partners in the partnerships, are responsible for all debts incurred but unpaid by the partnerships. As manager of the operations of the partnership, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.
In the event of a change in current law, which would prohibit the physician’s current form of ownership in the partnerships, the Company would be obligated to purchase the physician’s interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership or operating agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of March 31, 2006.
(9) Recent Accounting Pronouncements
Beginning January 1, 2006, we adopted SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We adopted SFAS No. 123R using the modified prospective method and apply the Black-Scholes method of valuation in determining share-based expense. We recorded share-based expense of approximately $2.6 million in the three months ended March 31, 2006.
In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force issue No. 04-5 (“EITF No. 04-5”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 became effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 became effective for all the Company’s partnerships on January 1, 2006. The adoption of the provisions of EITF No. 04-5 did not have a material effect on the Company’s consolidated financial position and consolidated results of operations.
(10) Subsequent Event
The Company entered into an interest rate swap agreement in April 2006, pursuant to which $50,000,000 of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011.

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
Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the caption “Business – Risk Factors,” as well as other unknown risks and uncertainties:
•	the risk that payments from third-party payors may decrease or not increase as our costs increase;

•	changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers by the Centers for Medicare & Medicaid Services;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to identify suitable acquisition and development candidates and negotiate and close transactions in a timely manner and on favorable terms;

•	our ability to grow revenues at our existing centers;

•	risks associated with weather and other factors that may affect our surgery centers located in Florida;

•	our ability to manage the growth in our business;

•	our ability to obtain the necessary financing or capital on terms satisfactory to us to execute our expansion strategy;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	our ability to obtain and retain appropriate licensing approvals for our existing centers and centers currently under development and to comply with applicable laws;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of legislative or regulatory changes that would prohibit physician ownership in ambulatory surgery centers;

•	risks associated with our status as a general partner of limited partnerships;

•	our ability to obtain the necessary financing to fund the purchase of our physician partners’ minority interests in the event of a regulatory change that would require such a purchase; and

•	risks associated with the valuation and tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Overview
We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of March 31, 2006, we owned a majority interest (51% or greater) in 153 surgery centers. The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three months ended March 31, 2006 and 2005. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended
	March 31,
	2006	2005
Centers in operation, beginning of the period	149	128
New center acquisitions placed in operation	3	5
New development centers placed in operation	1	2

Centers in operation, end of the period	153	135

Centers under development, end of period	4	7
Development centers awaiting regulatory approval, end of year	3	—
Average number of continuing centers in operation, during period	150	131
Centers under letter of intent, end of period	2	2
Of the surgery centers in operation as of March 31, 2006, 98 centers perform gastrointestinal endoscopy procedures, 42 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and eight centers perform procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2006 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
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
Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 34% and 37% of our revenues in the three months ended March 31, 2006 and 2005, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ambulatory surgery centers (ASCs) to the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
amounts paid to hospital outpatient departments under the Medicare OPD fee schedule for those procedures beginning in 2007. This act will negatively impact the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology ASCs, the result of which will be an approximately $0.02 reduction in our net earnings per share, beginning in 2007. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our ASCs for which the current reimbursement rate exceeds the Medicare OPD fee schedule amount.
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2005 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2005.
Results of Operations
Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. We expect our annual same-center revenue growth to be 3% to 4% in 2006. Our 2006 same center group, comprised of 130 centers, had revenue growth of 8% in the three months ended March 31, 2006. We anticipated a strong first-quarter performance because of significant same-center revenue growth at three large de novo centers that had minimal volume for the first quarter of 2005 and the observation of the Easter holiday during the second quarter of 2006 compared with the first quarter of 2005.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005

Revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	30.7	28.1
Supply cost	11.4	10.9
Other operating expenses	19.2	19.9
Depreciation and amortization	3.7	3.9

Total operating expenses	65.0	62.8

Operating income	35.0	37.2

Minority interest	20.9	20.5
Interest expense, net of interest income	1.5	0.9

Earnings from continuing operations before income taxes	12.6	15.8

Income tax expense	4.9	6.2

Net earnings from continuing operations	7.7	9.6

Discontinued operations:
Loss from operations of discontinued interests in surgery centers, net of income tax benefit	—	(0.1)

Net earnings	7.7%	9.5%

Our procedures increased by 42,085, or 25%, to 212,510 in the three months ended March 31, 2006, from 170,425 in the comparable 2005 period, which caused our revenue to increase by $22.4 million, or 25%, to $113.6 million in the three months ended March 31, 2006, from $91.3 million in the comparable 2005 period. The additional procedures and revenues resulted primarily from:
•	19 additional centers acquired or opened in 2005, which contributed $14.1 million of additional revenues due to having a full period of operations in the three months ended March 31, 2006;

•	$6.9 million of revenue growth recognized by 130 centers in our 2006 same-center group, reflecting an 8% increase, primarily as a result of procedure growth; and

•	three centers acquired and one development center opened during the three months ended March 31, 2006, which generated $1.6 million in revenue.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 21% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2006 compared to the comparable 2005 period. We experienced a 118% increase in salaries and benefits at our corporate offices during the three months ended March 31, 2006 over the 2005 comparable period. The increase in corporate office salaries and benefits in the three months ended March 31, 2006 was primarily due to share-based compensation expense of approximately $2.6 million, related to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (Revised 2004),” effective January 1, 2006 (see Recent Accounting Pronouncements). In addition, employee incentive compensation expense for our corporate employees and corporate employees hired to manage our additional centers in operation increased in the three months ended March 31, 2006 over the comparable 2005 period. Salaries and benefits increased in total by 36% to $34.9 million in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
the three months ended March 31, 2006 from $25.7 million in the comparable 2005 period. Salaries and benefits as a percentage of revenues increased during the three months ended March 31, 2006 over the comparable 2005 period due to the impact of share-based compensation expense. Based on our current estimates and existing employee base, we anticipate additional share-based compensation expense of approximately $4.5 million through the remainder of 2006.
Supply cost was $13.0 million in the three months ended March 31, 2006, an increase of $3.1 million, or 31%, over supply cost in the comparable 2005 period. This increase was the result of additional procedure volume. Our average supply cost per procedure during the three months ended March 31, 2006 was $61 compared to $58 in the comparable 2005 period. During the three months ended March 31, 2006, we performed cataract procedures that included a reimbursable presbyopia correcting lens, which requires higher cost lenses, thereby increasing our average cost per procedure during the 2006 period as compared to the 2005 period, during which these type of cataract procedures were not performed.
Other operating expenses increased $3.6 million, or 20%, to $21.8 million in the three months ended March 31, 2006 from the comparable 2005 period. The additional expense in the three months ended March 31, 2006 resulted primarily from:
•	19 additional centers acquired or opened during 2005, which resulted in an increase of $2.9 million in other operating expenses due to having a full period of operations in the three months ended March 31, 2006;

•	an increase of $400,000 in other operating expenses from our 2006 same-center group in the three months ended March 31, 2006, resulting primarily from additional procedure volume and general inflationary cost increases; and

•	three centers acquired and one development center opened in the three months ended March 31, 2006, which resulted in an increase of $300,000 in other operating expenses.
Depreciation and amortization expense increased $600,000, or 17%, in the three months ended March 31, 2006 from the comparable 2005 period, primarily as a result of the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2006, primarily due to additional start-up centers expected to be placed in operation and additional acquired centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2006, we had four centers under development, three development centers awaiting approval of certificates of need and six centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes for the three months ended March 31, 2006 increased $5.0 million, or 27%, from the comparable 2005 period, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest increased to 20.9% in the three months ended March 31, 2006 from 20.5% in the comparable 2005 period as a result of our minority partners sharing in increased center profit margins due to higher same-center revenue growth.
Interest expense increased approximately $900,000 during the three months ended March 31, 2006, or 106%, over the comparable 2005 period, due to additional long-term debt outstanding during the three months ended March 31, 2006, resulting from acquisition activity as well as an increase in interest rates. See – “Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $5.6 million in the three months ended March 31, 2006 compared to $5.6 million in the comparable 2005 period. Our effective tax rate in the three months ended March 31, 2006 and the comparable 2005 period was 39.2 % of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 30% to 40% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
During 2005, we sold our interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. These centers’ net loss from operations of $99,000 has been classified as discontinued operations in the 2005 period.
Liquidity and Capital Resources
At March 31, 2006, we had working capital of $66.4 million compared to $61.1 million at December 31, 2005. Operating activities for the three months ended March 31, 2006 generated $21.3 million of cash flow from operations compared to $18.3 million in the comparable 2005 period. The increase in operating cash flow activity resulted primarily from higher net earnings as of March 31, 2006, excluding non-cash share-based compensation expense, compared to the 2005 period. Cash and cash equivalents at March 31, 2006 and December 31, 2005 were $20.7 million and $20.5 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2006 and December 31, 2005, our accounts receivable represented 42 and 37 days of revenue outstanding, respectively.
During the three months ended March 31, 2006, we had total capital expenditures of $30.9 million, which included:
•	$25.6 million for acquisitions of interests in three practice-based ambulatory surgery centers, including $4.8 million in a note payable that was paid in April 2006;

•	$3.7 million for new or replacement property at existing surgery centers, including $200,000 in new capital leases; and

•	$1.6 million for new start-up surgery centers.
Our cash flow from operations was sufficient to fund approximately 69% of our cash obligations for our acquisition and development activity, and we received approximately $65,000 from capital contributions by our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our cash obligations for our acquisition and development activity. At March 31, 2006, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the three months ended March 31, 2006, notes receivable decreased by approximately $700,000, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note and our other notes receivable at March 31, 2006 was $8.3 million.
During the three months ended March 31, 2006, we had net borrowings on long-term debt of $4.1 million. At March 31, 2006, we had $123.1 million outstanding under our revolving credit facility, which permits us to borrow up to $150.0 million to, among other things, finance our acquisition and development projects and stock repurchase programs at a rate equal to, at our option, the prime rate plus up to 0.75%, LIBOR plus 0.75% to 1.75% or a combination thereof. The loan agreement also provides for a fee of 0.25% to 0.375% of unused commitments. The revolving credit facility also prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance in all material respects with all covenants at March 31, 2006. Borrowings under the credit facility are due on April 22, 2010 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
During the three months ended March 31, 2006, we received approximately $183,000 from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $35,000.
Recent Accounting Pronouncements
Beginning January 1, 2006, we adopted SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We adopted SFAS No. 123R using the modified prospective method and apply the Black-Scholes method of valuation in determining share-based compensation expense. We recorded share-based compensation cost of approximately $2.6 million in the three months ended March 31, 2006.
In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force issue No. 04-5, or EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 became effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 became effective for all our partnerships beginning January 1, 2006. The adoption of the provision of EITF No. 04-5 did not have a material effect on our consolidated financial position and consolidated results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006, in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on income or cash flows in 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors.
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

AMSURG CORP.
Date: May 8, 2006	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)