Form 10-Q
period 2006-06-30
AMSURG CORP
filed 2006-08-04
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
Yes ☐                 No ☑
     As of August 3, 2006 there were outstanding 29,858,510 shares of the registrant’s Common Stock, no par value.

 i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
June 30, 2006 (unaudited) and December 31, 2005
(Dollars in thousands)

	June 30,	December 31,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$17,678	$20,496
Accounts receivable, net of allowance of $6,222 and $6,189, respectively	52,399	46,387
Supplies inventory	6,015	5,336
Deferred income taxes	905	809
Prepaid and other current assets	14,309	14,644

Total current assets	91,306	87,672

Long-term receivables and other assets	5,682	6,614
Property and equipment, net	86,061	83,254
Intangible assets, net	374,080	350,276

Total assets	$557,129	$527,816

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$3,428	$2,218
Accounts payable	7,851	10,413
Accrued salaries and benefits	10,678	8,201
Other accrued liabilities	2,191	5,768

Total current liabilities	24,148	26,600

Long-term debt	122,520	106,044
Deferred income taxes	35,615	33,615
Other long-term liabilities	2,782	19,668
Minority interest	51,281	47,271
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,855,960 and 29,688,668 shares outstanding, respectively	139,016	131,856
Accumulated other comprehensive income, net of income taxes	176	—
Retained earnings	181,591	162,762

Total shareholders’ equity	320,783	294,618

Total liabilities and shareholders’ equity	$557,129	$527,816

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2006 and 2005
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$119,955	$98,206	$233,589	$189,469

Operating expenses:
Salaries and benefits	34,742	26,659	69,607	52,322
Supply cost	14,427	10,778	27,422	20,696
Other operating expenses	23,158	19,233	44,976	37,414
Depreciation and amortization	4,329	3,758	8,504	7,329

Total operating expenses	76,656	60,428	150,509	117,761

Operating income	43,299	37,778	83,080	71,708
Minority interest	24,631	20,337	48,360	39,046
Interest expense, net of interest income	2,049	918	3,751	1,746

Earnings from continuing operations before income taxes	16,619	16,523	30,969	30,916

Income tax expense	6,515	6,478	12,140	12,120

Net earnings from continuing operations	10,104	10,045	18,829	18,796

Discontinued operations:
Loss from operations of discontinued interests in surgery centers, net of income taxes	—	(121)	—	(220)
Loss on sale of discontinued interests in surgery centers, net of income taxes	—	(243)	—	(243)

Loss from discontinued operations	—	(364)	—	(463)

Net earnings	$10,104	$9,681	$18,829	$18,333

Basic earnings per common share:
Net earnings from continuing operations	$0.34	$0.34	$0.63	$0.64
Net earnings	$0.34	$0.33	$0.63	$0.62

Diluted earnings per common share:
Net earnings from continuing operations	$0.33	$0.33	$0.62	$0.62
Net earnings	$0.33	$0.32	$0.62	$0.61

Weighted average number of shares and share equivalents outstanding:
Basic	29,794	29,537	29,744	29,494
Diluted	30,472	30,165	30,345	30,094
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2006 and 2005
(In thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$18,829	$18,333
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	48,360	39,046
Distributions to minority partners	(45,673)	(36,254)
Share-based compensation	4,041	—
Depreciation and amortization	8,504	7,329
Deferred income taxes	2,301	4,263
Excess tax benefit from share-based compensation	(934)	—
Loss on sale of interest in surgery centers	—	400
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(3,244)	(4,531)
Supplies inventory	(231)	(281)
Prepaid and other current assets	422	4,460
Accounts payable	(1,567)	(3,166)
Accrued expenses and other liabilities	3,430	1,116
Other, net	(326)	162

Net cash flows provided by operating activities	33,912	30,877

Cash flows from investing activities:
Acquisition of interests in surgery centers	(25,670)	(30,679)
Acquisition of property and equipment	(10,156)	(11,660)
Proceeds from sale of interests in surgery centers	—	323
Decrease in long-term receivables	1,094	1,395

Net cash flows used in investing activities	(34,732)	(40,621)

Cash flows from financing activities:
Proceeds from long-term borrowings	58,011	60,653
Repayment on long-term borrowings	(62,757)	(52,010)
Proceeds from issuance of common stock upon exercise of stock options	1,701	2,549
Proceeds from capital contributions by minority partners	114	1,066
Excess tax benefit from share-based compensation	934	—
Financing cost incurred	(1)	(413)

Net cash flows (used in) provided by financing activities	(1,998)	11,845

Net (decrease) increase in cash and cash equivalents	(2,818)	2,101
Cash and cash equivalents, beginning of period	20,496	14,992

Cash and cash equivalents, end of period	$17,678	$17,093

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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2006 and December 31, 2005 reflect allowances for contractual adjustments of $64,936,000 and $52,916,000, respectively, and allowances for bad debt expense of $6,222,000 and $6,189,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the six months ended June 30, 2006 and 2005, the Company derived approximately 34% and 37%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Share-Based Compensation
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At June 30, 2006, 1,400,000 shares were authorized for grant and 1,384,225 shares were available for future option grants. Options outstanding and exercisable under these stock option plans as of June 30, 2006 and stock option activity for the six months ended June 30, 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value (1)
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2005	3,838,181	$19.82	N/A	N/A
Options granted	1,019,032	21.34	N/A	N/A
Options exercised	(163,911)	10.40	N/A	$2,423
Options terminated	(51,491)	23.90	N/A	N/A

Outstanding at June 30, 2006	4,641,811	$20.44	7.5 years	$15,062

Exercisable at June 30, 2006	2,566,119	$18.57	6.6 years	$12,323

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at June 30, 2006 exercised their options at the Company’s closing stock price on June 30, 2006.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS No. 123R using the modified prospective method, which does not require restatement of prior periods, and applies the Black-Scholes method of valuation in determining share-based compensation expense. The Company recorded share-based expense of $1,467,000 and $4,041,000 and a related tax benefit of $575,000 and $1,584,000 in the three and six months ended June 30, 2006, respectively. Prior to 2006, the Company accounted for its stock option plans in accordance with the provisions of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.
SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB Opinion No. 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $934,000 for the six months ended June 30, 2006.
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Applied assumptions for the three and six months ended June 30, 2006 and applied assumptions and pro forma earnings and earnings per share for the three and six months ended June 30, 2005, as if the fair value of all share-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Applied assumptions:
Weighted average fair value of options at the date of grant	$8.11	$5.54	$7.65	$5.29
Dividends	—	—	—	—
Expected term/life of options in years	4.1	4.0	4.1	4.0
Forfeiture rate	13.5%	15.0%	11.1%	15.0%
Average risk-free interest rate	5.0	3.8%	4.6%	3.7%
Volatility rate	37.3%	31.9%	37.8%	31.1%

Net earnings from continuing operations:
As reported	$10,104	$10,045	$18,829	$18,796

Pro forma total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(800)	N/A	(1,576)

Pro forma	N/A	$9,245	N/A	$17,220

Net earnings:
As reported	$10,104	$9,681	$18,829	$18,333

Pro forma total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(800)	N/A	(1,576)

Pro forma	N/A	$8,881	N/A	$16,757

Net earnings from continuing operations per common share:
Basic as reported	$0.34	$0.34	$0.63	$0.64
Basic pro forma	N/A	$0.31	N/A	$0.58
Diluted as reported	$0.33	$0.33	$0.62	$0.62
Diluted pro forma	N/A	$0.31	N/A	$0.57

Net earnings per common share:
Basic as reported	$0.34	$0.33	$0.63	$0.62
Basic pro forma	N/A	$0.30	N/A	$0.57
Diluted as reported	$0.33	$0.32	$0.62	$0.61
Diluted pro forma	N/A	$0.29	N/A	$0.56
As of June 30, 2006, the Company had total compensation cost of approximately $7,527,000 related to non-vested awards not yet recognized, which the Company expects to recognize systematically through 2009 and over a weighted-average period of 1.1 years.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(5) Acquisitions and Dispositions
In the six months ended June 30, 2006, the Company, through a wholly owned subsidiary and in three separate transactions, acquired majority interests in three ambulatory surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $25,670,000.
(6) Intangible Assets
Amortizable intangible assets at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,084	$1,394	$690	$2,083	$1,304	$779
Agreements not to compete	1,000	950	50	1,000	850	150

Total amortizable intangible assets	$3,084	$2,344	$740	$3,083	$2,154	$929

Estimated amortization of intangible assets for the remainder of 2006 and the following five years and thereafter is $139,000, $178,000, $178,000, $178,000, $61,000 and $6,000, respectively.
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance, beginning of period	$371,381	$285,466	$347,424	$267,759
Goodwill acquired (adjusted) during period	(19)	12,705	23,938	30,466
Goodwill disposed during period	—	(102)	—	(156)

Balance, end of period	$371,362	$298,069	$371,362	$298,069

At June 30, 2006 and December 31, 2005, other non-amortizable intangible assets related to non-compete arrangements were $1,978,000 and $1,923,000, respectively.
(7) Long-term Debt
The Company amended its revolving credit facility on July 28, 2006. The amended revolving credit facility permits the Company to borrow up to $200,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus .50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At June 30, 2006, the Company had $113,900,000 outstanding under its revolving credit facility and was in compliance with all covenants.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the credit facility’s interest expense. The swap’s value of $176,000, net of income taxes, is included as part of long-term receivables and other assets. The Company realized an interest rate swap increase in value of $176,000, net of income taxes, during the three months ended June 30, 2006 and, accordingly, has accumulated other comprehensive income, net of income taxes, of $176,000 at June 30, 2006.
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
In the event of a change in current law, which would prohibit our minority partners’ current form of ownership in the partnerships, the Company would be obligated to purchase the minority partners’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership or operating agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of June 30, 2006.
(9) Recent Accounting Pronouncements
Beginning January 1, 2006, we adopted SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We adopted SFAS No. 123R using the modified prospective method and apply the Black-Scholes method of valuation in determining share-based expense. We recorded share-based expense of approximately $1,467,000 and $4,041,000 in the three and six months ended June 30, 2006, respectively.
In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 became effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 became effective for all the Company’s partnerships on January 1, 2006. The adoption of the provisions of EITF No. 04-5 did not have a material effect on the Company’s consolidated financial position and consolidated results of operations.
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.
(10) Subsequent Event
Effective August 1, 2006, the Company, through a wholly owned subsidiary, acquired a majority interest in an ambulatory surgery center for approximately $3,300,000.

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
Overview
We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of June 30, 2006, we owned a majority interest (51% or greater) in 153 surgery centers. The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three and six months ended June 30, 2006 and 2005. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Centers in operation, beginning of the period	153	135	149	128
New center acquisitions placed in operation	—	3	3	8
New development centers placed in operation	—	3	1	5
Centers sold	—	(1)	—	(1)

Centers in operation, end of the period	153	140	153	140

Centers under development, end of period	4	5	4	5
Development centers awaiting regulatory approval, end of year	3	—	3	—
Average number of continuing centers in operation, during period	153	133	153	131
Centers under letter of intent, end of period	2	4	2	4
Of the surgery centers in operation as of June 30, 2006, 98 centers perform gastrointestinal endoscopy procedures, 42 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and eight centers perform procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2006 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of annual same-center revenue growth of 4% to 5%.
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
Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 34% and 37% of our revenues in the six months ended June 30, 2006 and 2005, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules. We continue to expect The Centers for Medicare and Medicaid Services to propose changes in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
ambulatory surgery centers in the third quarter of 2006. Any proposed changes to the payment methodology or rates will be subject to a comment period before finalization and are not expected to be implemented prior to January 1, 2008.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ambulatory surgery centers to the amounts paid to hospital outpatient departments under the Medicare outpatient department fee schedule for those procedures beginning in 2007. This act will negatively impact the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which will be an approximately $0.02 reduction in our net earnings per share, beginning in 2007. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our centers for which the current reimbursement rate exceeds the Medicare outpatient department fee schedule amount.
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
Results of Operations
Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. We expect our annual same-center revenue growth to be 4% to 5% in 2006. Our 2006 same center group, comprised of 130 centers, had revenue growth of 5% and 6% respectively, in the three and six months ended June 30, 2006. We primarily attribute the revenue growth to procedure growth, including significant same-center revenue growth at two large de novo centers that had start-up volume for the first half of 2005.
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
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.0	27.1	29.8	27.6
Supply cost	12.0	11.0	11.7	10.9
Other operating expenses	19.3	19.6	19.3	19.8
Depreciation and amortization	3.6	3.8	3.6	3.9

Total operating expenses	63.9	61.5	64.4	62.2

Operating income	36.1	38.5	35.6	37.8

Minority interest	20.5	20.7	20.7	20.6
Interest expense, net of interest income	1.7	1.0	1.6	0.9

Earnings from continuing operations before income taxes	13.9	16.8	13.3	16.3

Income tax expense	5.5	6.6	5.2	6.4

Net earnings from continuing operations	8.4	10.2	8.1	9.9

Discontinued operations:
Loss from operations of discontinued interests in surgery centers, net of income taxes	—	(0.1)	—	(0.1)
Loss on sale of discontinued interests in surgery centers, net of income taxes	—	(0.2)	—	(0.1)

Loss from discontinued operations	—	(0.3)	—	(0.2)

Net earnings	8.4%	9.9%	8.1%	9.7%

Revenues increased $21.7 million and $44.1 million, or 22% and 23%, to $120.0 million and $233.6 million in the three and six months ended June 30, 2006, respectively, from $98.2 million and $189.5 million in the comparable 2005 periods. The additional revenues resulted primarily from:
•	19 additional centers acquired or opened in 2005, which contributed $12.1 million and $26.1 million of additional revenues in the three and six months ended June 30, 2006, respectively, due to having full periods of operations;

•	$4.9 million and $11.8 million of revenue growth for the three and six months ended June 30, 2006, respectively, recognized by the 130 centers in our 2006 same-center group, reflecting a 5% and 6% increase, respectively, primarily as a result of procedure growth; and

•	three centers acquired and one development center opened during the six months ended June 30, 2006, which generated $4.7 million and $6.2 million in revenue during the three and six months ended June 30, 2006, respectively.
Our procedures increased by 31,569 and 73,652, or 16.9% and 20.6%, to 218,280 and 430,790 in the three and six months ended June 30, 2006, respectively, from 186,711 and 357,138 in the comparable 2005 periods. The difference

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
between our revenue growth and our procedure growth was the result of an increase in our average revenue per procedure because of the increase in the number of orthopedic and multi-specialty centers in operation since June 2005 and a change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 21% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2006 compared to the comparable 2005 periods. We experienced an 88% and 103% increase in salaries and benefits at our corporate offices during the three and six months ended June 30, 2006, respectively, over the 2005 comparable periods. The increase in corporate office salaries and benefits in the three and six months ended June 30, 2006 was primarily due to share-based compensation expense of approximately $1.5 million and $4.0 million, respectively, related to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (Revised 2004),” effective January 1, 2006 (see Recent Accounting Pronouncements). In addition, employee incentive compensation expense for our corporate employees and corporate employees hired to manage our additional centers in operation increased in the three and six months ended June 30, 2006 over the comparable 2005 periods. Salaries and benefits increased in total by 30% and 33% to $34.7 million and $69.6 million in the three and six months ended June 30, 2006, respectively, from $26.7 million and $52.3 million in the comparable 2005 periods. Salaries and benefits as a percentage of revenues increased during the three and six months ended June 30, 2006 over the comparable 2005 periods due to the impact of share-based compensation expense. Based on our current estimates and existing employee base, we anticipate additional share-based compensation expense of approximately $3.0 million through the remainder of 2006.
Supply cost was $14.4 million and $27.4 million in the three and six months ended June 30, 2006, respectively, an increase of $3.6 million and $6.7 million, or 34% and 32%, respectively, over supply cost in the comparable 2005 periods. This increase was the result of additional procedure volume. Our average supply cost per procedure during the three and six months ended June 30, 2006 was $66 and $64, respectively, compared to $58 during the comparable 2005 periods. During the three and six months ended June 30, 2006, we performed cataract procedures that included a reimbursable presbyopia correcting lens, which has a higher cost and increased our average cost per procedure during the 2006 periods as compared to the 2005 periods, during which these type of cataract procedures were not performed. In addition, the increase in the number of orthopedic and multi-specialty centers in operation since June 2005 resulted in an increase in supply cost per procedure due to the higher supply cost incurred at these types of centers.
Other operating expenses increased $3.9 million, or 20%, to $23.2 million in the three months ended June 30, 2006 over the comparable 2005 period and $7.6 million, or 20%, to $45.0 million in the six months ended June 30, 2006 over the comparable 2005 period. The additional expense in the 2006 periods resulted primarily from:
•	19 additional centers acquired or opened during 2005, which resulted in an increase of $2.0 million and $4.8 million in other operating expenses due to having a full period of operations in the three and six months ended June 30, 2006, respectively;

•	an increase of $900,000 and $1.3 million in other operating expenses from our 2006 same-center group in the three and six months ended June 30, 2006, respectively, resulting primarily from additional procedure volume and general inflationary cost increases; and

•	three centers acquired and one development center opened in the three and six months ended June 30, 2006, which resulted in an increase in other operating expenses of $900,000 and $1.3 million, respectively.
Depreciation and amortization expense increased $600,000 and $1.2 million, or 15% and 16%, in the three and six months ended June 30, 2006, respectively, from the comparable 2005 periods, primarily as a result of centers acquired since June 2005 and the newly developed surgery centers in operation, which have a higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2006, primarily due to additional start-up centers expected to be placed in operation and additional acquired centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2006, we had four centers under development, three additional development centers awaiting approval of certificates of need and three start-up centers that had been open for less than one year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Minority interest in earnings from continuing operations before income taxes for the three and six months ended June 30, 2006 increased $4.3 million and $9.3 million, or 21% and 24%, respectively, from the comparable 2005 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained reasonably consistent between the 2006 and 2005 periods.
Interest expense increased approximately $1.1 million and $2.0 million, or 123% and 115%, during the three and six months ended June 30, 2006, respectively, over the comparable 2005 periods due to additional long-term debt outstanding as a result of acquisition activity as well as an increase in interest rates. See – “Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $6.5 million and $12.1 million in the three and six months ended June 30, 2006 and in the comparable 2005 periods. Our effective tax rate for the six months ended June 30, 2006 and the comparable 2005 period was 39.2% of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, prior to 2006, a significant portion of our overall income tax expense was deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers. While we continue to recognize this increase in deferred tax liability, beginning in 2006 deferred tax assets established as a result of expensing share based compensation began to reduce the overall net increase in deferred taxes and net deferred tax liabilities.
During 2005, we sold our interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. Loss from discontinued operations associated with these centers was approximately $400,000 and $500,000 for the three and six months ended June 30, 2005, respectively.
Liquidity and Capital Resources
At June 30, 2006, we had working capital of $67.2 million compared to $61.1 million at December 31, 2005. Operating activities for the six months ended June 30, 2006 generated $33.9 million of cash flow from operations compared to $30.9 million in the comparable 2005 period. The increase in operating cash flow activity resulted primarily from higher net earnings as of June 30, 2006, excluding non-cash share-based compensation expense, compared to the 2005 period. Cash and cash equivalents at June 30, 2006 and December 31, 2005 were $17.7 million and $20.5 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2006 and December 31, 2005, our accounts receivable represented 41 and 37 days of revenue outstanding, respectively.
During the six months ended June 30, 2006, we had total capital expenditures of $36.6 million, which included:
•	$25.7 million for acquisitions of interests in three practice-based ambulatory surgery centers;

•	$8.2 million for new or replacement property at existing surgery centers, including $800,000 in new capital leases; and

•	$2.7 million for new start-up surgery centers.
Our cash flow from operations was sufficient to fund approximately 93% of our cash obligations for our acquisition and development activity, and we received approximately $114,000 from capital contributions by our minority partners to fund their proportionate share of development activity. At June 30, 2006, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.1 million, which we

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the six months ended June 30, 2006, notes receivable decreased by approximately $1.1 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note and our other notes receivable at June 30, 2006 was $7.9 million.
During the six months ended June 30, 2006, we had net payments on long-term debt of $4.7 million and at June 30, 2006, we had $113.9 million outstanding under our revolving credit facility. In July 2006, we amended our credit facility, to permit us to borrow up to $200 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at June 30, 2006. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our membership interests in the limited liability companies.
During the six months ended June 30, 2006, we received approximately $1.7 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $900,000.
Recent Accounting Pronouncements
Beginning January 1, 2006, we adopted SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We adopted SFAS No. 123R using the modified prospective method and apply the Black-Scholes method of valuation in determining share-based compensation expense. We recorded share-based compensation cost of approximately $4.0 million in the six months ended June 30, 2006.
In June 2005, the Financial Accounting Standards Board , or FASB, ratified the Emerging Issues Task Force, or EITF, issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 became effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 became effective for all our partnerships beginning January 1, 2006. The adoption of the provision of EITF No. 04-5 did not have a material effect on our consolidated financial position and consolidated results of operations.
In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk — (continued)
amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Shareholders held on May 18, 2006, the following members were elected to the Board of Directors for the terms set forth below:

	Term	Votes	Votes
	Expires	For	Withheld

Thomas G. Cigarran, Class III Director	2009	19,549,340	7,693,094
Debora A. Guthrie, Class III Director	2009	25,256,008	1,986,426
Bergein F. Overholt, M.D., Class III Director	2009	26,030,703	1,211,731
     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his or her term expires:

Term
Expires
James A. Deal, Class I Director	2007
Steven I. Geringer, Class I Director	2007
Claire M. Gulmi, Class I Director	2007
Henry D. Herr, Class II Director	2008
Ken P. McDonald, Class II Director	2008
Kevin P. Lavender, Class II Director	2008

Item 4.	Submission of Matters to a Vote of Security Holders — (continued)
Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes
	For	Against	Withheld

Approval of the AmSurg Corp. 2006 Stock Incentive Plan	23,070,513	2,052,117	2,119,804

Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2006	26,730,552	507,062	4,820
Item 5. Other Information.
          Not applicable.
Item 6. Exhibits.
          Exhibits
4.1	AmSurg Corp. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99 of the Current Report on Form 8-K dated May 24, 2006)

11	Earnings Per Share

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Senior Vice President, Chief Financial Officer and Secretary pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 4, 2006	By:	/s/ Claire M. Gulmi

Claire M. Gulmi

Executive Vice President and
Chief Financial Officer of the Company
(Principal Financial and Duly Authorized Officer)