Form 10-Q
period 2006-09-30
AMSURG CORP
filed 2006-11-03
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐      No ☑
     As of November 2, 2006 there were outstanding 29,922,289 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
September 30, 2006 (unaudited) and December 31, 2005
(Dollars in thousands)

	September 30,	December 31,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$21,311	$20,496
Accounts receivable, net of allowance of $5,905 and $6,189, respectively	52,718	46,387
Supplies inventory	5,898	5,336
Deferred income taxes	1,139	809
Prepaid and other current assets	14,460	14,644
Current assets held for sale	429	—

Total current assets	95,955	87,672

Long-term receivables and other assets	4,677	6,614
Property and equipment, net	87,742	83,254
Intangible assets, net	396,563	350,276
Long-term assets held for sale	339	—

Total assets	$585,276	$527,816

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$3,546	$2,218
Accounts payable	8,517	10,413
Accrued salaries and benefits	12,259	8,201
Other accrued liabilities	2,387	5,768
Current liabilities held for sale	197	—

Total current liabilities	26,906	26,600

Long-term debt	131,969	106,044
Deferred income taxes	37,248	33,615
Other long-term liabilities	3,479	19,668
Minority interest	53,337	47,271
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 29,920,064 and 29,688,668 shares outstanding, respectively	141,912	131,856
Accumulated other comprehensive income, net of income taxes	(528)	—
Retained earnings	190,953	162,762

Total shareholders’ equity	332,337	294,618

Total liabilities and shareholders’ equity	$585,276	$527,816

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2006 and 2005
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$114,188	$98,410	$345,674	$285,846

Operating expenses:
Salaries and benefits	33,925	27,965	102,833	79,592
Supply cost	13,174	11,437	40,192	31,790
Other operating expenses	23,199	19,467	67,480	56,145
Depreciation and amortization	4,324	3,950	12,761	11,216

Total operating expenses	74,622	62,819	223,266	178,743

Operating income	39,566	35,591	122,408	107,103

Minority interest	22,185	19,445	70,431	58,398
Interest expense, net of interest income	1,924	1,098	5,669	2,837

Earnings from continuing operations before income taxes	15,457	15,048	46,308	45,868

Income tax expense	6,059	5,898	18,153	17,980

Net earnings from continuing operations	9,398	9,150	28,155	27,888

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income tax expense (benefit)	20	(46)	92	(208)
Loss for disposition of discontinued interests in surgery centers, net of income tax benefit	(56)	(743)	(56)	(986)

Net (loss) earnings from discontinued operations	(36)	(789)	36	(1,194)

Net earnings	$9,362	$8,361	$28,191	$26,694

Basic earnings per common share:
Net earnings from continuing operations	$0.31	$0.31	$0.95	$0.94
Net earnings	$0.31	$0.28	$0.95	$0.90

Diluted earnings per common share:
Net earnings from continuing operations	$0.31	$0.30	$0.93	$0.92
Net earnings	$0.31	$0.28	$0.93	$0.89

Weighted average number of shares and share equivalents outstanding:
Basic	29,875	29,625	29,787	29,538
Diluted	30,423	30,287	30,371	30,159
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2006 and 2005
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$28,191	$26,694
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	70,431	58,398
Distributions to minority partners	(66,793)	(55,701)
Share-based compensation	5,513	—
Depreciation and amortization	12,761	11,216
Deferred income taxes	3,843	5,879
Excess tax benefit from share-based compensation	(1,052)	—
Loss for dispositions of interest in surgery centers	91	1,621
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(3,511)	(4,143)
Supplies inventory	(208)	(391)
Prepaid and other current assets	656	5,920
Accounts payable	(958)	(35)
Accrued expenses and other liabilities	5,595	2,651
Other, net	(362)	(128)

Net cash flows provided by operating activities	54,197	51,981

Cash flows from investing activities:
Acquisition of interests in surgery centers	(49,811)	(44,123)
Acquisition of property and equipment	(13,603)	(19,150)
Proceeds from sale of interests in surgery centers	597	2,400
Decrease in long-term receivables	1,943	2,295

Net cash flows used in investing activities	(60,874)	(58,578)

Cash flows from financing activities:
Proceeds from long-term borrowings	86,176	79,904
Repayment on long-term borrowings	(82,266)	(70,743)
Proceeds from issuance of common stock upon exercise of stock options	2,790	3,663
Proceeds from capital contributions by minority partners	139	1,235
Excess tax benefit from share-based compensation	1,052	—
Financing cost incurred	(399)	(430)

Net cash flows provided by financing activities	7,492	13,629

Net increase in cash and cash equivalents	815	7,032
Cash and cash equivalents, beginning of period	20,496	14,992

Cash and cash equivalents, end of period	$21,311	$22,024

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
Surgery center profits and losses are allocated to the Company’s partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The partners of the Company’s surgery center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the surgery center in which it is a partner. Accordingly, the minority interest in each of the Company’s partnerships is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which the Company must determine its tax expense. In addition, distributions from the Company’s partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at September 30, 2006 and December 31, 2005 reflect allowances for contractual adjustments of $65,407,000 and $52,916,000, respectively, and allowances for bad debt expense of $5,905,000 and $6,189,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the nine months ended September 30, 2006 and 2005, the Company derived approximately 34% and 37%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Share-Based Compensation
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At September 30, 2006, 1,484,709 shares were authorized for grant and 1,404,184 shares were available for future option grants. Options outstanding and exercisable under these stock option plans as of September 30, 2006 and stock option activity for the nine months ended September 30, 2006 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value (1)
	Shares	Price	(in years)	(in thousands)

Outstanding at December 31, 2005	3,838,181	$19.82	N/A	N/A
Options granted	1,089,032	21.45	N/A	N/A
Options exercised	(228,015)	12.28	N/A	$2,873
Options terminated	(141,450)	24.13	N/A	N/A

Outstanding at September 30, 2006	4,557,748	$20.45	7.3 years	$13,326

Exercisable at September 30, 2006	2,555,667	$18.72	6.4 years	$11,175

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at September 30, 2006 exercised their options at the Company’s closing stock price on September 30, 2006.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Beginning January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS No. 123R using the modified prospective method, which does not require restatement of prior periods, and applies the Black-Scholes method of valuation in determining share-based compensation expense. The Company recorded share-based expense of $1,472,000 and $5,513,000 and a related tax benefit of $577,000 and $2,161,000 in the three and nine months ended September 30, 2006, respectively. Prior to 2006, the Company accounted for its stock option plans in accordance with the provisions of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.
SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB Opinion No. 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $1,052,000 for the nine months ended September 30, 2006.
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Applied assumptions for the three and nine months ended September 30, 2006 and applied assumptions and pro forma earnings and earnings per share for the three and nine months ended September 30, 2005, as if the fair value of all share-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Applied assumptions:
Weighted average fair value of options at the date of grant	$7.83	$6.40	$7.66	$5.38
Dividends	—	—	—	—
Expected term/life of options in years	3.5	4.0	4.1	4.0
Forfeiture rate	13.5%	15.0%	11.2%	15.0%
Average risk-free interest rate	5.0%	3.8%	4.6%	3.7%
Volatility rate	37.1%	37.8%	37.7%	33.3%

Net earnings from continuing operations:
As reported	$9,398	$9,150	$28,155	$27,888

Pro forma total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(819)	N/A	(2,395)

Pro forma	N/A	$8,331	N/A	$25,493

Net earnings:
As reported	$9,362	$8,361	$28,191	$26,694

Pro forma total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	N/A	(819)	N/A	(2,395)

Pro forma	N/A	$7,542	N/A	$24,299

Net earnings from continuing operations per common share:
Basic as reported	$0.31	$0.31	$0.95	$0.94
Basic pro forma	N/A	$0.28	N/A	$0.86
Diluted as reported	$0.31	$0.30	$0.93	$0.92
Diluted pro forma	N/A	$0.28	N/A	$0.85

Net earnings per common share:
Basic as reported	$0.31	$0.28	$0.95	$0.90
Basic pro forma	N/A	$0.25	N/A	$0.82
Diluted as reported	$0.31	$0.28	$0.93	$0.89
Diluted pro forma	N/A	$0.25	N/A	$0.81
As of September 30, 2006, the Company had total compensation cost of approximately $6,500,000 related to non-vested awards not yet recognized, which the Company expects to recognize systematically through 2010 and over a weighted-average period of 1.1 years.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(5) Acquisitions and Dispositions
During the nine months ended September 30, 2006, the Company, through wholly owned subsidiaries and in six separate transactions, acquired majority interests in seven ambulatory surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $49,811,000. At September 30, 2006, the Company had contingent purchase price obligations relating to two of its 2006 acquisitions dependent upon final rulemaking by The Centers for Medicare and Medicaid Services related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. Until the final rules are effective, the Company will make bi-annual installment payments beginning July 2008 through December 2013 of a maximum aggregate amount of approximately $870,000.
During the three and nine months ended September 30, 2006, we classified the results of four surgery centers as discontinued operations. As of September 30, 2006, we had sold our interest in one of the surgery centers and the net assets of the remaining three were classified as held for sale. In October 2006, we completed the disposition of our interest in these remaining three surgery centers.
In 2005, we sold our interests in two surgery centers and one center was rendered non-operational by Hurricane Katrina and was abandoned. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations and the 2005 periods have been restated. The Company recognized an after tax loss for the disposition of discontinued interests in surgery centers of $56,000 for the three and nine months ended September 30, 2006 and $743,000 and $986,000 in the three and nine months ended September 30, 2005, respectively. The net earnings derived from the operations of the discontinued surgery centers for the three and nine months ended September 30, 2006 were $20,000 and $92,000, respectively and the net loss derived from the operations of the discontinued surgery centers for the three and nine months ended September 30, 2005 was $46,000 and $208,000, respectively. Results of operations of the combined discontinued surgery centers for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$897	$1,480	$3,000	$5,389
Earnings (loss) before income taxes	34	(77)	152	(342)
Net earnings (loss)	20	(46)	92	(208)
(6) Intangible Assets
Amortizable intangible assets at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,482	$1,448	$1,034	$2,083	$1,304	$779
Agreements not to compete	1,000	1,000	—	1,000	850	150

Total amortizable intangible assets	$3,482	$2,448	$1,034	$3,083	$2,154	$929

Estimated amortization of intangible assets for the remainder of 2006 and the following five years and thereafter is $54,000, $217,000, $217,000, $217,000, $216,000, $110,000 and $3,000, respectively.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance, beginning of period	$371,362	$298,069	$347,424	$267,759
Goodwill acquired during period	20,360	13,282	44,298	43,748
Goodwill disposed during period	(721)	(65)	(721)	(221)

Balance, end of period	$391,001	$311,286	$391,001	$311,286

At September 30, 2006 and December 31, 2005, other non-amortizable intangible assets related to non-compete arrangements were $4,528,000 and $1,923,000, respectively.
(7) Long-term Debt
The Company amended its revolving credit facility on July 28, 2006. The amended revolving credit facility permits the Company to borrow up to $200,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At September 30, 2006, the Company had $123,300,000 outstanding under its revolving credit facility and was in compliance with all covenants.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The fair value of the swap of ($528,000), net of income taxes, is included as part of other long-term liabilities and represents the estimated amount the Company would have paid as of September 30, 2006 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The fair value of the interest rate swap decreased by $704,000 and $528,000, net of income taxes, during the three and nine months ended September 30, 2006, respectively, and, accordingly, accumulated other comprehensive income, net of income taxes, was ($528,000) at September 30, 2006.
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In the event of a change in current law, which would prohibit our minority partners’ current form of ownership in the partnerships, the Company would be obligated to purchase the minority partners’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership or operating agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of September 30, 2006.
(9) Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and note disclosures.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides guidance on materiality. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB No. 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. The guidance in SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and will become effective for the Company as of December 31, 2006. The Company believes the adoption of SAB No. 108 will not have a material effect on its financial statements and note disclosures.
(10) Subsequent Events
Effective October 13, 2006, the Company through a wholly owned subsidiary, acquired a majority interest in an ambulatory surgery center for approximately $6,520,000.
In October 2006, the Company completed the sale of its majority interests in three surgery centers that were held for sale at September 30, 2006 and included in discontinued operations in all periods presented.

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
Overview
We develop, acquire and operate practice-based ambulatory surgery centers in partnership with physician practice groups. As of September 30, 2006, we owned a majority interest (51% or greater) in 156 surgery centers, three of which were held for sale and included in discontinued operations. The following table presents the changes in the number of surgery centers in operation and centers under development and centers under letter of intent during the three and nine months ended September 30, 2006 and 2005. A center is deemed to be under development when a partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Centers in operation, beginning of the period	153	140	149	128
New center acquisitions placed in operation	4	2	7	10
New development centers placed in operation	—	1	1	6
Centers sold	(1)	(2)	(1)	(3)

Centers in operation, end of the period	156	141	156	141

Centers under development, end of period	4	4	4	4
Development centers awaiting regulatory approval, end of period	3	—	3	—
Centers held for sale, end of period (1)	3	—	3	—
Average number of continuing centers in operation, during period	150	135	149	130
Centers under letter of intent, end of period	2	2	2	2

(1)	In October 2006, we completed the disposition of these centers.
Of the continuing surgery centers in operation as of September 30, 2006, 101 centers perform gastrointestinal endoscopy procedures, 39 centers perform ophthalmology surgery procedures, five centers perform orthopedic procedures and eight centers perform procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the development and acquisition of additional practice-based ambulatory surgery centers in targeted surgical specialties and through future same-center growth. Our growth targets for 2006 include the acquisition or development of 12 to 15 additional surgery centers and the achievement of annual same-center revenue growth of 4% to 5%.
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
Practice-based ambulatory surgery centers, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 34% and 37% of our revenues in the nine months

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
ended September 30, 2006 and 2005, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ambulatory surgery centers in accordance with predetermined fee schedules.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ambulatory surgery centers to the amounts paid to hospital outpatient departments under the Medicare outpatient department fee schedule for those procedures beginning in 2007. This act will negatively impact the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which will be an approximately $0.03 reduction in our net earnings per share for the 2007 fiscal year. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our centers for which the current reimbursement rate exceeds the Medicare outpatient department fee schedule amount.
On August 8, 2006, the Centers for Medicare and Medicaid Services, or CMS, announced a proposed rule for revising the payment system for services provided in ambulatory surgery centers. The key points of the proposed rule as it relates to us are:
•	CMS’s estimate that the revised ambulatory surgery center rates would be 62% of the corresponding rates of the Hospital Outpatient Prospective Payment System;

•	a scheduled phase in of the revised rates over two years, beginning January 2, 2008;

•	an annual increase in the ambulatory surgery center rates beginning in 2010 based on the consumer price index; and

•	an expansion of the approved list of procedures that could safely be performed in an ambulatory surgery center.
CMS is accepting comments on the proposed rule through November 6, 2006 and has stated that it expects to finalize the rule in the spring of 2007, with an expected implementation date of January 1, 2008.
The proposed rule, as written, would result in a significant reduction in the reimbursement rates for gastroenterology procedures, which make up approximately 75% of the procedures performed by our surgery centers. There would also be reductions to the reimbursement of certain ophthalmology and pain procedures. Based on our 2006 procedure mix, payer mix and volumes, we estimate the proposed rule would reduce our net earnings per diluted share in 2008 by approximately $0.15 and our 2009 net earnings per diluted share by approximately $0.26.
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
Results of Operations
Our revenues are directly related to the number of procedures our surgery centers perform. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers which contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a partnership or limited liability company. We expect our annual same-center revenue growth to be 4% to 5% in 2006. Our 2006 same center group, comprised of 126 centers, had revenue growth of 4% and 5% respectively, in the three and nine months ended September 30, 2006. We primarily attribute the revenue growth to procedure growth, including significant same-center revenue growth at two large de novo centers that had start-up volume for the first half of 2005.
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
Surgery center profits and losses are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The minority partners of our surgery center limited partnerships and limited liability companies typically are organized as limited partnerships or limited liability companies that are not subject to federal income tax. Each minority partner shares in the pre-tax earnings of the surgery center of which it is a minority partner. Accordingly, the minority interest in each of our surgery center limited partnerships and limited liability companies is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which we must determine our tax expense.
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.
We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.7	28.4	29.7	27.8
Supply cost	11.5	11.6	11.6	11.1
Other operating expenses	20.3	19.8	19.6	19.7
Depreciation and amortization	3.9	4.0	3.7	3.9

Total operating expenses	65.4	63.8	64.6	62.5

Operating income	34.6	36.2	35.4	37.5

Minority interest	19.4	19.8	20.4	20.5
Interest expense, net of interest income	1.7	1.1	1.6	1.0

Earnings from continuing operations before income taxes	13.5	15.3	13.4	16.0

Income tax expense	5.3	6.0	5.2	6.3

Net earnings from continuing operations	8.2	9.3	8.2	9.7

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income tax expense (benefit)	—	—	—	(0.1)
Loss for disposition of discontinued interests in surgery centers, net of income tax benefit	—	(0.8)	—	(0.3)

Net (loss) earnings from discontinued operations	—	(0.8)	—	(0.4)

Net earnings	8.2%	8.5%	8.2%	9.3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Revenues increased $15.8 million and $59.8 million, or 16% and 21%, to $114.2 million and $345.7 million in the three and nine months ended September 30, 2006, respectively, from $98.4 million and $285.8 million in the comparable 2005 periods. The additional revenues resulted primarily from:
•	19 additional centers acquired or opened in 2005, which contributed $7.1 million and $33.2 million of additional revenues in the three and nine months ended September 30, 2006, respectively, due to having full periods of operations;

•	$3.2 million and $14.9 million of revenue growth for the three and nine months ended September 30, 2006, respectively, recognized by the 126 centers in our 2006 same-center group, reflecting a 5% and 6% increase, respectively, primarily as a result of procedure growth; and

•	seven centers acquired and one development center opened during the nine months ended September 30, 2006, which generated $5.5 million and $11.8 million in revenue during the three and nine months ended September 30, 2006, respectively.
Our procedures increased by 19,756 and 93,286, or 10% and 18%, to 207,953 and 635,760 in the three and nine months ended September 30, 2006, respectively, from 188,197 and 542,474 in the comparable 2005 periods. The difference between our revenue growth and our procedure growth was the result of an increase in our average revenue per procedure because of the increase in the number of orthopedic, eye and multi-specialty centers in operation since September 2005 and a change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 17% and 20% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2006 compared to the comparable 2005 periods. We experienced a 40% and 82% increase in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2006, respectively, over the 2005 comparable periods. The increase in corporate office salaries and benefits in the three and nine months ended September 30, 2006 was primarily due to share-based compensation expense of approximately $1.5 million and $5.5 million, respectively, related to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment (Revised 2004),” effective January 1, 2006 (see Recent Accounting Pronouncements), increased employee incentive compensation expense for our corporate employees and expense associated with additional corporate employees needed to manage our additional centers in operation during the three and nine months ended September 30, 2006 over the comparable 2005 periods. Salaries and benefits increased in total by 21% and 29% to $33.9 million and $102.8 million in the three and nine months ended September 30, 2006, respectively, from $28.0 million and $79.6 million in the comparable 2005 periods. Salaries and benefits as a percentage of revenues increased during the three and nine months ended September 30, 2006 over the comparable 2005 periods due to the impact of share-based compensation expense. Based on our current estimates, we expect to incur additional share-based compensation expense of approximately $1.5 million during the fourth quarter of 2006.
Supply cost was $13.2 million and $40.2 million in the three and nine months ended September 30, 2006, respectively, an increase of $1.7 million and $8.4 million, or 15% and 26%, respectively, over supply cost in the comparable 2005 periods. This increase was the result of additional procedure volume. Our average supply cost per procedure during the three and nine months ended September 30, 2006 was $63, compared to $61 and $59, respectively, during the comparable 2005 periods. During the three and nine months ended September 30, 2006, certain surgery centers performed cataract procedures that included a reimbursable presbyopia correcting lens, which has a higher cost and increased our average cost per procedure during the 2006 periods as compared to the 2005 periods, during which these type of cataract procedures were not performed. In addition, the increase in the number of orthopedic and multi-specialty centers in operation since September 2005 resulted in an increase in supply cost per procedure due to the higher supply cost incurred at these types of centers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Other operating expenses increased $3.7 million, or 19%, to $23.2 million in the three months ended September 30, 2006 over the comparable 2005 period and $11.3 million, or 20%, to $67.5 million in the nine months ended September 30, 2006 over the comparable 2005 period. The additional expense in the 2006 periods resulted primarily from:
•	19 additional centers acquired or opened during 2005, which resulted in an increase of $1.4 million and $6.2 million in other operating expenses due to having a full period of operations in the three and nine months ended September 30, 2006, respectively;

•	an increase of $1.0 million and $2.3 million in other operating expenses from our 2006 same-center group in the three and nine months ended September 30, 2006, respectively, resulting primarily from additional procedure volume and general inflationary cost increases; and

•	seven centers acquired and one development center opened in the three and nine months ended September 30, 2006, which resulted in an increase in other operating expenses of $1.1 million and $2.4 million, respectively.
Depreciation and amortization expense increased $400,000 and $1.5 million, or 9% and 14%, in the three and nine months ended September 30, 2006, respectively, from the comparable 2005 periods, primarily as a result of centers acquired since September 2005 and the newly developed surgery centers in operation, which have a higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2006, primarily due to additional start-up centers expected to be placed in operation and additional acquired centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At September 30, 2006, we had four centers under development, three additional development centers awaiting approval of certificates of need and two start-up centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes for the three and nine months ended September 30, 2006 increased $2.7 million and $12.0 million, or 14% and 21%, respectively, from the comparable 2005 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained reasonably consistent between the 2006 and 2005 periods.
Interest expense increased approximately $800,000 and $2.8 million, or 75% and 100%, during the three and nine months ended September 30, 2006, respectively, over the comparable 2005 periods due to additional long-term debt outstanding as a result of acquisition activity, as well as an increase in interest rates. See – “Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $6.1 million and $18.2 million in the three and nine months ended September 30, 2006, respectively, and $5.9 million and $18.0 million in the comparable 2005 periods. Our effective tax rate for the nine months ended September 30, 2006 and the comparable 2005 period was 39.2% of earnings before income taxes and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, prior to 2006, a significant portion of our overall income tax expense was deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers. While we continue to recognize this increase in deferred tax liability, beginning in 2006 deferred tax assets established as a result of expensing share based compensation began to reduce the overall net increase in deferred taxes and net deferred tax liabilities.
During the three and nine months ended September 30, 2006, we classified the results of four surgery centers as discontinued operations. As of September 30, 2006, we had sold our interest in one of the surgery centers and the net assets of the remaining three were classified as held for sale. In October 2006, we completed the disposition of our interest in these remaining three surgery centers. In 2005, we sold our interests in two surgery centers and one center was rendered non-operational by Hurricane Katrina and was abandoned. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations and the 2005 periods have been restated. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $56,000 for the three and nine months ended September 30, 2006. The net earnings derived from the operations of the discontinued surgery centers for the three and nine months ended September 30, 2006 was $20,000 and $92,000, respectively and the net loss derived from the operations of the discontinued surgery centers for the three and nine months ended September 30, 2005 was $46,000 and $208,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Liquidity and Capital Resources
At September 30, 2006, we had working capital of $69.0 million compared to $61.1 million at December 31, 2005. Operating activities for the nine months ended September 30, 2006 generated $54.2 million of cash flow from operations compared to $52.0 million in the comparable 2005 period. The increase in operating cash flow activity resulted primarily from higher net earnings as of September 30, 2006, excluding non-cash share-based compensation expense, compared to the 2005 period. Cash and cash equivalents at September 30, 2006 and December 31, 2005 were $21.3 million and $20.5 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At September 30, 2006 and December 31, 2005, our accounts receivable represented 43 and 37 days of revenue outstanding, respectively. The increase in our days outstanding is due in part to a CMS imposed delay in the reimbursement of Medicare claims to healthcare providers during the last two weeks of September 2006.
During the nine months ended September 30, 2006, we had total capital expenditures of $63.4 million, which included:
•	$49.8 million for acquisitions of interests in three practice-based ambulatory surgery centers;

•	$11.3 million for new or replacement property at existing surgery centers, including $800,000 in new capital leases; and

•	$3.1 million for new start-up surgery centers.
Our cash flow from operations was sufficient to fund approximately 85% of our cash obligations for our acquisition and development activity, and we received approximately $139,000 from capital contributions by our minority partners to fund their proportionate share of development activity. At September 30, 2006, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $300,000, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the nine months ended September 30, 2006, notes receivable decreased by approximately $1.9 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note and our other notes receivable at September 30, 2006 was $7.1 million.
During the nine months ended September 30, 2006, we had net borrowings on long-term debt of $3.9 million and at September 30, 2006, we had $123.3 million outstanding under our revolving credit facility. In July 2006, we amended our credit facility to permit us to borrow up to $200 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at September 30, 2006. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
During the nine months ended September 30, 2006, we received approximately $2.8 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.1 million.
At September 30, 2006, we had contingent purchase price obligations relating to two of our 2006 acquisitions dependent upon final rulemaking by CMS related to a change in the rate setting methodology, payment rates, payment policies and the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
list of covered surgical procedures for ambulatory surgery centers (see Sources of Revenues). Until the final rules are effective, we will make bi-annual installment payments beginning July 2008 through December 2013 of a maximum aggregate amount of approximately $870,000. We intend to fund these obligations through additional borrowings of long-term debt. These contingent liabilities are not reflected as liabilities in our consolidated balance sheet as of September 30, 2006 but are described in note 5 to the consolidated financial statements.
Recent Accounting Pronouncements
Effective January 1, 2006, we adopted SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We adopted SFAS No. 123R using the modified prospective method and apply the Black-Scholes method of valuation in determining share-based compensation expense. We recorded share-based compensation cost of approximately $5.5 million in the nine months ended September 30, 2006.
In June 2005, the Financial Accounting Standards Board, or FASB, ratified the Emerging Issues Task Force, or EITF, issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 became effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 became effective for all our partnerships beginning January 1, 2006. The adoption of the provision of EITF No. 04-5 did not have a material effect on our consolidated financial position and consolidated results of operations.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 157 on our financial statements and note disclosures.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 108 which provides guidance on materiality. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB No. 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. The guidance in SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and will become effective for us as of December 31, 2006. We believe the adoption of SAB No. 108 will not have a material effect on our financial statements and note disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2006.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to our company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.
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

AMSURG CORP.

Date: November 3, 2006	By:	/s/ Claire M. Gulmi Claire M. Gulmi

Executive Vice President and
Chief Financial Officer of the Company
(Principal Financial and Duly Authorized Officer)