Form 10-K
period 2006-12-31
AMSURG CORP
filed 2007-02-27
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

Commission File Number 000-22217
AMSURG CORP.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	62-1493316 (I.R.S. Employer Identification No.)

20 Burton Hills Boulevard, Nashville, TN (Address of Principal Executive Offices)	37215 (Zip Code)
(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, no par value	Nasdaq Global Select Market
	(Title of class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of February 26, 2007, 30,041,980 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2006 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2006) was approximately $667,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2006
 i

Part I
Item 1. Business
Our company was formed in 1992 for the purpose of developing, acquiring and operating practice-based ambulatory surgery centers, or ASCs, in partnership with physician practice groups throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the specialty medical practice of a physician group partner’s office. Each of our surgery centers provides a narrow range of high volume, lower-risk surgical procedures, generally in a single specialty, and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals and freestanding multi-specialty outpatient surgery centers for similar services performed on an outpatient basis. As of December 31, 2006, we owned a majority interest in 156 surgery centers in 32 states and the District of Columbia and had five centers under development. In addition, we acquired a majority interest in seven surgery centers as of January 1, 2007.
Our principal executive offices are located at 20 Burton Hills Boulevard, Nashville, Tennessee 37215, and our telephone number is 615-665-1283.
Industry Overview
For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective sites, including ASCs.
According to Verispan’s Freestanding Outpatient Surgery Center Market Report (2006 Edition), there were 5,349 freestanding ASCs in the United States as of November 2006. We believe that approximately 1,000 of these surgery centers are single-specialty centers. Approximately 29% of all ASCs are owned by multi-facility healthcare providers, while approximately 71% are independently owned.
We believe that the following factors have contributed to the growth of ambulatory surgery:
Cost-Effective Alternative. Ambulatory surgery is generally less expensive than hospital-based surgery. We believe that surgery performed at a practice-based ASC is generally less expensive than hospital-based ambulatory surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.
Physician and Patient Preference. We believe that many physicians prefer practice-based ASCs because these centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, hospitals and freestanding multi-specialty ASCs generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in a practice-based ASC because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.
New Technology. New technology and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that are being performed in ASCs. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.

Item 1. Business — (continued)
Strategy
We believe we are a leader in the acquisition, development and operation of practice-based ASCs. The key components of our strategy are to:
•	selectively acquire practice-based ASCs with substantial minority physician ownership;

•	develop, in partnership with physicians, new practice-based ASCs; and

•	grow revenues and profitability at our existing surgery centers.
Ninety-two percent of our centers specialize in gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopedic or enterology. We believe the aging demographics of the U.S. population will be a source of procedure growth for these specialties.
Acquisition and Development of Surgery Centers
Our practice-based ASCs are outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. We have targeted ownership in centers that perform gastrointestinal endoscopy, ophthalmology, orthopedic and otolaryngology (ear, nose and throat) procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. The focus at each center on a single specialty results in significantly lower capital and operating costs than the costs of hospitals and freestanding ASCs that must be designed to provide more intensive services for a broader array of surgical specialties. In addition, our practice-based surgery centers typically provide a more convenient setting for the patient and the physician performing the procedure.
Our development staff identify existing centers that are potential acquisition candidates and identify physician practices that are potential partners for new center development in the medical specialties which we have targeted. These candidates are then evaluated against our project criteria, which include the quality of the physicians and their growth opportunities in their market, the number of procedures currently being performed by the practice, competition from and the fees being charged by other surgical providers, relative competitive market position of the physician practice under consideration, ability to contract with payors in the market and state certificate of need, or CON, requirements for the development of a new center.
We begin our acquisition process with a due diligence review of the target center and its market. We use experienced teams of operations and financial personnel to conduct a thorough review of all aspects of the center’s operations, including the following:
•	market position of the center and the physicians affiliated with the center;

•	payor and case mix;

•	growth opportunities;

•	staffing and supply review; and

•	equipment assessment.
In presenting the advantages to physicians of developing a new practice-based ASC in partnership with us, our development staff emphasizes the proximity of a practice-based surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff that performs only a limited number of specialized procedures and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers. In addition, as part of our role as the manager of our surgery center limited partnerships and limited liability companies, we market the centers to third-party payors.

Item 1. Business — (continued)
In a development project, we provide, among other things, the following services:
•	financial feasibility pro forma analysis;

•	assistance in the state CON approval process, if needed;

•	site selection;

•	assistance in space analysis and schematic floor plan design;

•	analysis of local, state and federal building codes;

•	financing for equipment and buildout;

•	equipment budgeting, specification, bidding and purchasing;

•	construction financing;

•	architectural oversight;

•	contractor bidding;

•	construction management; and

•	assistance with licensing, Medicare certification and contracting with third-party payors.
In addition, capital contributed by the physicians and AmSurg plus debt financing provides the funds necessary to construct and equip a new surgery center and to provide initial working capital.
As part of each acquisition or development transaction, we enter into a limited partnership agreement or, in the case of a limited liability company, an operating agreement with our physician group partner. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, we are generally liable for the debts of the limited partnership. However, the limited partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership. We generally own 51% of the limited partnerships or limited liability companies.
We manage each limited partnership and limited liability company and oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center. The physician group partner provides the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing.
In addition, the limited partnership or limited liability company may lease certain non-physician personnel from the physician practice, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the practice by the limited partnership or limited liability company. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. Because the physicians have a minority ownership interest in the center, we work closely with the physicians throughout the process to increase the likelihood of a successful partnership with them in the surgery centers.
Substantially all of the limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of the physicians affiliated with us in the limited partnerships or limited liability companies that own and operate our surgery centers. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnership or limited liability company to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having an expertise in healthcare law and whom both parties choose. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “– Government Regulation.”

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
Growth in the number of physicians performing procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians that use the center through:
•	advising the physician practices affiliated with the ASCs in recruiting new physicians to their practices;

•	identifying additional physicians or physician practices to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use excess capacity at the ASCs.
We also work with our partners to plan for the retirement or departure of physicians that utilize our ASCs.
Obtaining new or more favorable managed care contracts. Maintaining access to physicians and patients through third-party payor contracts is important to the successful operation of our ASCs. We have a dedicated business development team that is responsible for negotiating contracts with third-party payors. They are responsible for obtaining new contracts for our ASCs with payors that do not currently contract with us and negotiating increased reimbursement rates pursuant to existing contracts.
Marketing our centers to referring physicians, payors and patients. We seek to increase procedure volume at our ASCs by:
•	marketing our ASCs to referring physicians emphasizing the quality and high patient satisfaction and lower cost at our ASCs;

•	increasing awareness of the benefits of our ASCs with employers and patients through health fairs and screening programs, including local marketing programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures; and

•	communicating with existing patients regarding follow-up procedures through care coordination programs.
Achieving efficiencies in center operations. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our centers. The implementation of these best practices allows the ASCs to improve operating efficiencies through:
•	physician scheduling enhancements;

•	specially trained clinical staff focused on improved patient flow; and

•	improved operating room turnover.
The information we gather and collect from our ASCs and team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques.
Surgery Center Operations
The size of our typical ASC is approximately 3,000 to 5,000 square feet, and the center is located adjacent to or in close proximity to our physician partners’ offices. Each center we develop typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its related physician practice and typically performs 3,000 to 6,000 procedures per year. Our cost of developing a typical surgery center is approximately $2.0 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2006, 104 of our centers performed gastrointestinal endoscopy procedures, 39 centers performed ophthalmology surgery procedures, five centers performed orthopedic

Item 1. Business — (continued)
procedures and eight centers performed procedures in more than one specialty. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, some of whom may be shared with the physician practice group. The clinical staff includes nurses and surgical technicians.
The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:
•	gastroenterology — colonoscopy and other endoscopy procedures;

•	ophthalmology — cataracts and retinal laser surgery; and

•	orthopedic — knee arthroscopy and carpal tunnel repair.
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
Accreditation
Many managed care organizations will only contract with a facility that is accredited by either the Joint Commission for the Accreditation of Healthcare Organizations, or JCAHO, or the Accreditation Association for Ambulatory Health Care, or AAAHC. In these markets, we generally seek and obtain these accreditations. Currently, 31% of our surgery centers are accredited by JCAHO or AAAHC, and ten of our surgery centers are scheduled for initial accreditation surveys during 2007. All of the accredited centers have received three-year certifications.
Surgery Center Locations
The following table sets forth certain information relating to surgery centers in operation as of December 31, 2006:

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms
Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	December 1992	4
Washington, D.C	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	5
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Naples, Florida	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Zephyrhills, Florida	Ophthalmology	May 2001	2
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Jackson, Tennessee	Ophthalmology	July 2001	4
Lawrenceville, New Jersey	Orthopedic	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Weslaco, Texas	Ophthalmology	September 2002	2
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Ocala, Florida	Ophthalmology	June 2005	3
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3
Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Towson, Maryland	Gastroenterology	August 2006	2
Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	5
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cleveland, Ohio	Ophthalmology	December 1997	3
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Multispecialty	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopedic	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty Practice	Opening Date	Rooms
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Columbus, Ohio	Gastroenterology	February 2004	3
Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Los Alamos, New Mexico	Gastroenterology	March 2005	1
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Gastroenterology	November 2005	3
Port Huron, Michigan	Orthopedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3

			429

Our limited partnerships and limited liability companies generally lease the real property in which our surgery centers operate, either from the physician partners or from unaffiliated parties.
Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications and, in limited instances, billing for anesthesia services. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.
Practice-based ASCs, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 35%, 35% and 37% of our revenues in the years ended December 31, 2006, 2005 and 2004, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ASCs and physicians in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from third party payors.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures beginning in 2007. This act negatively impacts the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which will be an approximately $0.03 reduction in our net earnings per diluted share for the 2007 fiscal year. We believe the after-cataract laser surgery procedure is the only procedure performed in

Item 1. Business — (continued)
significant numbers in our centers for which the current reimbursement rate exceeds the Medicare hospital outpatient department fee schedule amount.
On August 8, 2006, the Centers for Medicare and Medicaid Services, or CMS, announced a proposed rule to revise the payment system for services provided in ASCs. The key points of the proposed rule as it relates to us are:
•	CMS’s estimate that the revised ASC rates would be 62% of the corresponding rates of the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates beginning January 1, 2008 and fully effective on January 1, 2009;

•	an annual increase in the ASC rates beginning in 2010 based on the consumer price index for urban consumers; and

•	an expansion of the list of procedures that can be performed in an ASC.
CMS has accepted comments on the proposed rule and has stated that it expects to finalize the rule in the spring of 2007, with an expected implementation date of January 1, 2008.
The proposed rule, as written, would result in a significant reduction in the reimbursement rates for gastroenterology procedures, which make up approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Based on our 2006 procedure mix, payor mix and volume, we estimate the proposed rule would reduce our net earnings per diluted share in 2008 by approximately $0.15 and our net earnings per diluted share in 2009 by approximately $0.26.
In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as PPOs and HMOs. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Some of our competitors have greater financial resources and market penetration than we do. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.
Competition
We encounter competition in three separate areas: competition with other companies for acquisitions of existing centers, competition for joint venture development of practice-based centers and competition with other providers for physicians to utilize our centers, patients and managed care contracts in each of our markets.
Competition for Center Acquisitions. There are several public and private companies that may compete with us for the acquisition of existing practice-based ASCs. These competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.
Competition for Joint Venture Development of Practice-Based Centers. We believe that we do not have a direct corporate competitor in the development of practice-based ASCs across the specialties of gastroenterology, ophthalmology and orthopedics surgery. There are, however, several publicly held companies, divisions or subsidiaries of publicly held companies and several private companies that develop freestanding multispecialty surgery centers, and these companies may compete with us in the development of centers. Further, an increasing number of physician groups are developing surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small equity interest or no equity interest in the ongoing operations of the center.
Competition for Physicians to Utilize our Centers, Patients and Managed Care Contracts. We compete with hospitals and freestanding surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors to be a provider in their networks of healthcare providers. In some of the markets

Item 1. Business — (continued)
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
CONs and State Licensing. CON statutes and regulations control the development of ASCs in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ASCs focuses on states that do not require CONs. Acquisitions of existing surgery centers usually do not require CON approval.
State licensing of ASCs is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians and facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.
Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate an ASC because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
Certification. We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ASCs. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by the Department of Health and Human Services, or DHHS, relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.
Medicare-Medicaid Fraud and Abuse Provisions. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount

Item 1. Business — (continued)
claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business. DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include safe harbors for investments in certain types of ASCs. The limited partnerships and limited liability companies that own our surgery centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.
The Office of Inspector General, or OIG, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ASC joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute.
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
While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our limited partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because among other factors:
•	the limited partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of high quality, cost-effective and efficient services to the patients served;

•	the limited partnerships and limited liability companies function as an extension of the group practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

•	our physician partners have a substantial investment at risk in the limited partnerships and limited liability companies;

•	terms of the investment do not take into account volume of the physician partners’ past or anticipated future services provided to patients of the centers;

•	the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the centers or to influence others to refer such patients to the centers for treatment;

•	the limited partnerships, the limited liability companies, our subsidiaries and our affiliates will not loan any funds to or guarantee any debt on behalf of the physician partners with respect to their investment; and

•	distributions by the limited partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.
The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our limited partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practices, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing, payroll and other ancillary services. The consideration payable by a limited partnership or limited liability company for certain of these services may be based on the volume of services provided by the practice, which is measured by the limited partnership’s or limited liability company’s revenues.

Item 1. Business — (continued)
Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, the fees payable to the physician practices are equal to the fair market value of the services provided thereunder.
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
On January 4, 2002 and July 26, 2004, final regulations issued under phase one and phase two, respectively, of the Stark Law rulemaking process became effective. DHHS has stated that it intends to issue proposed regulations under phase three of the Stark Law rulemaking process during 2007. Under both the phase one and phase two regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. In addition, the Stark Law contains an exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients. While the phase one and phase two rules help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine the full effect of the regulations.

Item 1. Business — (continued)
In addition, several states in which we operate have self-referral statutes similar to the Stark Law. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes. However, the Stark Law and similar state statutes are subject to different interpretations. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.
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

Item 1. Business — (continued)
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
Employees
As of December 31, 2006, we and our affiliated entities employed approximately 2,000 persons, approximately 1,300 of whom were full-time employees and 700 of whom were part-time employees. Of our employees, 213 were employed at our headquarters in Nashville, Tennessee. In addition, we lease approximately 660 full-time employees and 500 part-time employees from our associated physician practices. None of these employees are represented by a union. We believe our relationships with our employees to be good.
Legal Proceedings and Insurance
From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our limited partnerships and limited liability companies that we believe will have a material financial impact on us.
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

Item 1A. Risk Factors — (continued)
Our results of operations may be adversely affected by proposed changes in the reimbursement system for outpatient surgical procedures under the Medicare program. The Medicare program pays for ASC services using a fee schedule. On August 8, 2006, CMS announced a proposed rule to revise the payment system for services provided in ASCs. The key points of the proposed rule as it relates to us are:
•	CMS’s estimate that the revised ASC rates would be 62% of the corresponding rates of the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates beginning January 1, 2008 and fully effective on January 1, 2009;

•	an annual increase in the ASC rates beginning in 2010 based on the consumer price index for urban consumers; and

•	an expansion of the list of procedures that can be performed in an ASC.
CMS has accepted comments on the proposed rule and has stated that it expects to finalize the rule in the spring of 2007, with an expected implementation date of January 1, 2008.
The proposed rule, as written, would result in a significant reduction in the reimbursement rates for gastroenterology procedures, which make up approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Based on our 2006 procedure mix, payer mix and volume, we estimate the proposed rule would reduce our net earnings per diluted share in 2008 by approximately $0.15 and our net earnings per diluted share in 2009 by approximately $0.26. However, we can give no assurances that the final rule would not contain provisions that may further impact our net earnings per diluted share.
We depend on payments from third-party payors, including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 35% of our revenues in 2006 from U.S. government healthcare programs, primarily Medicare. Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates. We can give you no assurances that cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, changes in reimbursement rates by government healthcare programs or other factors affecting payments for healthcare services will not adversely affect our revenues, operating margins or profitability.
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

Item 1A. Risk Factors — (continued)
If we are unable to grow revenues at our existing centers, our operating margins and profitability could be adversely affected. Our growth strategy includes increasing our revenues and earnings by increasing the number of procedures at our surgery centers. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the revenues and procedure volume of our surgery centers to offset increases in our operating costs. We seek to increase procedure volume and revenues at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs, increasing patient and physician awareness of our centers and achieving operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and operating margins at our centers.
If we are unable to manage the growth in our business, our operating results could be adversely affected. To accommodate our past and anticipated future growth, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. We can give you no assurances that our personnel, systems, procedures or controls will be adequate to support our operations in the future or that the costs and management attention related to the expansion of our operations will not adversely affect our results of operations.
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
We operate a significant number of surgery centers in Florida, which makes us sensitive to weather and other factors in Florida. At December 31, 2006, 30 of the 156 surgery centers we operated were located in the State of Florida. This concentration makes us particularly sensitive to adverse weather conditions and other factors that affect the State of Florida. In prior years, the results of operations of our surgery centers in Florida have been adversely impacted by hurricanes, which caused disruption of patient scheduling, displacement of our patients, employees and physician partners and forced certain of our surgery centers temporarily to close. Our future financial and operating results may be adversely affected by weather and other factors affecting the State of Florida, as well as other geographic regions in which we operate.

Item 1A. Risk Factors — (continued)
If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our surgery centers;

•	CON approvals and other regulations affecting the construction or acquisition of centers, capital expenditures or the addition of services;

•	the adequacy of medical care, equipment, personnel, and operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers;

•	privacy and security of individually identifiable health information; and

•	environmental protection.
If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. In addition, a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting free-standing ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives or government regulation will not have a material adverse effect on us or reduce the demand for our services.
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

Item 1A. Risk Factors — (continued)
Providers in the healthcare industry have been the subject of federal and state investigations, and we may become subject to investigations in the future. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, the federal False Claims Act permits private parties to bring “qui tam” whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.
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
The cost of repurchasing these minority interests would be substantial if a triggering event were to result in simultaneous purchase obligations at each of our surgery centers. The purchase price to be paid in such event would be determined by a predefined formula, as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. While we believe physician ownership of ASCs as structured within our limited partnerships and limited liability companies is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. The issue of physician ownership in ASCs is also being considered by some state legislatures.
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

Item 1A. Risk Factors — (continued)
We have a legal responsibility to the minority owners of the entities through which we own our surgery centers, which may conflict with our interests and prevent us from acting solely in our own best interests. As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the minority interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the governing board of each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as manager of the limited partnership or limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.
We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2006 contained an intangible asset designated as goodwill totaling $397.1 million. Additional purchases of interests in practice-based surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The IRS may challenge tax deductions for certain acquired goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of practice-based ASCs. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations that continue to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in practice-based ASCs so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and could subject us to interest and penalties.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 44,000 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2014. We have the option to renew our lease for two additional terms of five years following the expiration of the current term. We also lease office space for our regional offices in Coral Gables, Florida, Tempe, Arizona, Tampa, Florida and Berwyn, Pennsylvania. AmSurg limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2006, 154 leased space ranging from 1,000 to 13,000 square feet, with expected remaining lease terms ranging from one to twenty-five years. Two centers in operation at December 31, 2006 are located in buildings owned by our limited partnership or limited liability company that operates the surgery center.
Item 3. Legal Proceedings
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the persons serving as executive officers of AmSurg as of December 31, 2006. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Experience
Ken P. McDonald	66	Chief Executive Officer since December 1997; President and a director since July 1996; Executive Vice President from December 1994 through July 1996 and Chief Operating Officer from December 1994 until December 1997.

Claire M. Gulmi	53	Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

David L. Manning	57	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development and Assistant Secretary from April 1992 to February 2006.

Frank J. Coll	47	Senior Vice President of Operations since February 2005; President and Principal of The Bottom Line Solution, a private management consulting company, from November 2001 to February 2005; Senior Vice President, Operations for Web MD/Envoy Corporation from November 1999 to October 2001.

Royce D. Harrell	61	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2005 and 2006, as reported on the Nasdaq Global Select Market.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2005:
High	$29.77	$29.00	$29.00	$28.39
Low	$22.85	$23.19	$25.77	$21.95

2006:
High	$23.99	$27.00	$25.45	$23.91
Low	$20.61	$22.18	$19.68	$19.94
At February 23, 2007, there were approximately 5,150 holders of our common stock, including 244 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Presently, the declaration of dividends is prohibited by a covenant in our credit facility.

Item 6. Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:

Revenues	$464,592	$387,798	$326,679	$278,761	$229,696
Operating expenses	301,450	245,481	201,679	173,819	145,882

Operating income	163,142	142,317	125,000	104,942	83,814
Minority interest	93,152	78,441	68,046	57,743	47,039
Interest and other expenses	7,688	4,127	1,949	1,429	1,053

Earnings from continuing operations before income taxes	62,302	59,749	55,005	45,770	35,722
Income tax expense	24,192	23,422	21,764	18,309	14,291

Net earnings from continuing operations	38,110	36,327	33,241	27,461	21,431
Earnings (loss) from operations of discontinued interests in surgery centers, net of income tax	92	(190)	867	2,665	2,591
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax	(463)	(986)	5,598	—	—

Net earnings	$37,739	$35,151	$39,706	$30,126	$24,022

Basic earnings per common share:
Net earnings from continuing operations	$1.28	$1.23	$1.11	$0.91	$0.70
Net earnings	$1.27	$1.19	$1.33	$1.00	$0.79

Diluted earnings per common share:
Net earnings from continuing operations	$1.25	$1.20	$1.09	$0.90	$0.69
Net earnings	$1.24	$1.17	$1.30	$0.98	$0.77

Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	29,822	29,573	29,895	30,139	30,585
Diluted	30,398	30,147	30,507	30,666	31,092

Operating and Other Financial Data:

Continuing centers at end of year	156	145	121	106	98
Procedures performed during year	851,328	734,069	603,259	519,116	440,349
Same-center revenue increase	5%	3%	4%	7%	13%
Cash flows provided by operating activities	$72,021	$63,421	$55,452	$48,095	$46,919
Cash flows used by investing activities	(71,794)	(83,308)	(61,660)	(48,384)	(43,832)
Cash flows (used in) provided by financing activities	(640)	25,391	6,942	1,227	(841)

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$20,083	$20,496	$14,992	$14,258	$13,320
Working capital	66,591	61,072	56,302	46,009	37,414
Total assets	590,032	527,816	425,155	356,189	299,814
Long-term debt and other long-term liabilities	127,821	125,712	88,160	53,137	27,884
Minority interest	52,341	47,271	39,710	36,796	29,869
Shareholders’ equity	343,108	294,618	254,149	232,898	216,364

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
Overview
We develop, acquire and operate practice-based ambulatory surgery centers, or ASCs, in partnership with physician practice groups. As of December 31, 2006, we owned a majority interest (51% or greater) in 156 surgery centers. We acquired a majority interest in seven additional ASCs as of January 1, 2007. See “– Liquidity and Capital Resources.” The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2006, 2005 and 2004. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	2006	2005	2004

Centers in operation, beginning of the year	149	128	116
New center acquisitions placed in operation	8	17	10
New development centers placed in operation	3	7	6
Centers disposed	(4)	(3)	(4)

Centers in operation, end of the year	156	149	128

Centers under development, end of the year	5	5	9
Development centers awaiting regulatory approval, end of year	—	3	—
Average number of continuing centers in operation, during year	150	132	113
Centers under letter of intent, end of year	10	—	7
Of the continuing surgery centers in operation at December 31, 2006, 104 centers performed gastrointestinal endoscopy procedures, 39 centers performed ophthalmology surgery procedures, five centers performed orthopedic procedures and eight centers performed procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the acquisition and development of additional practice-based ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2007 include the acquisition or development of 18 to 20 surgery centers (including the seven surgery centers acquired as of January 1, 2007) and the achievement of annual same-center revenue growth of 3% to 4%.
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
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications and, in limited instances, billing for anesthesia services. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.
Practice-based ASCs, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 35%, 35% and 37% of our revenues in the years ended December 31, 2006, 2005 and 2004, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures beginning in 2007. This act negatively impacts the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology ASCs, the result of which will be an approximate $0.03 reduction in our net earnings per diluted share for 2007. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our centers for which the current reimbursement rate exceeds the Medicare hospital outpatient development fee schedule amount.
On August 8, 2006, the Centers for Medicare and Medicaid Services, or CMS, announced a proposed rule to revise the payment system for services provided in ASCs. The key points of the proposed rule as it relates to us are:
•	CMS’s estimate that the revised ASC rates would be 62% of the corresponding rates of the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over two years, beginning January 1, 2008;

•	an annual increase in the ASC rates beginning in 2010 based on the consumer price index; and

•	an expansion of the list of procedures that can be performed in an ASC.
CMS accepted comments on the proposed rule through November 6, 2006 and has stated that it expects to finalize the rule in the spring of 2007, with an expected implementation date of January 1, 2008.
The proposed rule, as written, would result in a significant reduction in the reimbursement rates for gastroenterology procedures, which make up approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Based on our 2006 procedure mix, payer mix and volume, we estimate the proposed rule would reduce our net earnings per diluted share in 2008 by approximately $0.15 and our net earnings per diluted share in 2009 by approximately $0.26.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which our wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and limited liability companies is necessary, as our wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnership or limited liability company and have control of the entities. The responsibilities of our minority partners are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt that they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.
Surgery center profits are allocated to our minority partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The minority partners of our surgery center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each minority partner shares in the pre-tax earnings of the surgery center in which it holds minority ownership. Accordingly, the minority interest in each of our limited partnerships and limited liability companies is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which we must determine our tax expense. In addition, distributions from our limited partnerships and limited liability companies are made both to our subsidiary general partners and majority members and to our minority partners on a pre-tax basis.
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
We operate in one reportable business segment, the ownership and operation of ASCs.
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
Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2006, 2005 and 2004, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2006 and 2005, net accounts receivable reflected allowances for contractual adjustments of $63.7 million and $52.9 million, respectively, and allowances for bad debt expense of $6.6 million and $6.2 million, respectively. The increase in our contractual allowance is primarily related to allowances established for new centers acquired during 2006. At December 31, 2006 and 2005, we had 40 and 37 days, respectively, outstanding reflected in our gross accounts receivable. The increase in our days outstanding is due to the average days outstanding at certain centers acquired in 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Purchase Price Allocation. We allocate the respective purchase price of our acquisitions in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” The allocation of purchase price involves first determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is to be allocated to unidentifiable intangible assets (goodwill). A significant portion of each surgery center’s purchase price historically has been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value that could be attributable to separately identifiable intangible assets.
Goodwill. We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which require that goodwill be evaluated for impairment at least on an annual basis. Impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating, as well as one reportable, segment. For impairment testing purposes, our centers each qualify as components of that operating segment. Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit. We completed our annual impairment test as required by SFAS No. 142 as of December 31, 2006, and have determined that it is not necessary to recognize impairment in our goodwill.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. Our 2006 same-center group, comprised of 126 centers, had revenue growth of 5%. Our same-center group in 2007 will be comprised of 147 centers, which constitutes approximately 90% of our total base of centers. We expect our same-center revenue growth to be 3% to 4% in 2007.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.7	28.4	26.8
Supply cost	11.7	11.3	11.2
Other operating expenses	19.8	19.7	19.8
Depreciation and amortization	3.7	3.9	3.9

Total operating expenses	64.9	63.3	61.7

Operating income	35.1	36.7	38.3
Minority interest	20.0	20.2	20.8
Interest expense, net of interest income	1.7	1.1	0.6

Earnings from continuing operations before income taxes	13.4	15.4	16.9

Income tax expense	5.2	6.0	6.7

Net earnings from continuing operations	8.2	9.4	10.2
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	—	—	0.3
(Loss) gain on sale of discontinued interests in surgery centers, net of income tax	(0.1)	(0.3)	1.7

Net (loss) earnings from discontinued operations	(0.1)	(0.3)	2.0

Net earnings	8.1%	9.1%	12.2%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues increased $76.8 million, or 20%, to $464.6 million in 2006 from $387.8 million in 2005. The additional revenues resulted primarily from:
•	19 centers acquired or opened in 2005, which contributed $38.2 million of additional revenues due to having a full period of operations in 2006;

•	eight centers acquired and three development centers opened in 2006, which generated $20.5 million in revenues; and

•	$18.1 million of revenue growth by 126 centers in our 2006 same-center group, reflecting a 5% increase, primarily as a result of procedure growth.
Our procedures increased by 117,259, or 16%, to 851,328 in 2006 from 734,069 in 2005. The difference between our revenue growth and our procedure growth was primarily the result of an increase in our average revenue per procedure because of the increase in the number of orthopedic, eye and multi-specialty centers in operation in 2006 and a change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 19% increase in salaries and benefits at our surgery centers in 2006. We experienced a 60% increase in salaries and benefits at our corporate offices during 2006 over 2005. The increase in corporate office salaries and benefits was primarily due to share-based compensation expense of approximately $7.0 million related to the adoption of SFAS, No. 123R, “Share-Based Payment (Revised 2004),” effective January 1, 2006 (see

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
“– Recent Accounting Pronouncements”), increased employee incentive compensation expense for our corporate employees and expense associated with additional corporate employees needed to manage our additional centers in operation during 2006. Salaries and benefits increased in total by 25% to $137.9 million in 2006 from $110.0 million in 2005. Salaries and benefits as a percentage of revenues increased in 2006 over 2005 due to the impact of share-based compensation expense.
Supply cost was $54.3 million in 2006, an increase of $10.5 million, or 24%, over supply cost in 2005. This increase was primarily the result of additional procedure volume. In addition, our average supply cost per procedure increased to $64 in 2006 from $60 in 2005. During 2006 certain surgery centers performed cataract procedures that included a reimbursable presbyopia correcting lens, which has a higher cost and increased our average cost per procedure during 2006 as compared to 2005, during which these type of cataract procedures were not performed. In addition, the increase in the number of orthopedic and multi-specialty centers in operation since 2005 resulted in an increase in supply cost per procedure due to the higher supply cost incurred at these types of centers.
Other operating expenses increased $15.4 million, or 20%, to $91.9 million in 2006 from 2005. The additional expense in the 2006 period resulted primarily from:
•	19 centers acquired or opened during 2005, which resulted in an increase of $7.6 million in other operating expenses;

•	an increase of $3.9 million in other operating expenses from our 2006 same-center group resulting primarily from additional procedure volume and general inflationary cost increases; and

•	eight centers acquired and three development centers opened during 2006, which resulted in an increase of $3.8 million in other operating expenses.
Depreciation and amortization expense increased $2.1 million, or 14%, in 2006 from 2005, primarily as a result of centers acquired since 2005 and the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2007, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At December 31, 2006, we had five centers under development and three centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes in 2006 increased $14.7 million, or 19%, from 2005, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained reasonably consistent between the 2006 and 2005 periods.
Interest expense increased $3.6 million in 2006, or 86%, from 2005, primarily due to additional long-term debt outstanding during 2006 resulting from acquisition activity, as well as an increase in interest rates. See “– Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $24.2 million in 2006 compared to $23.4 million in 2005. Our effective tax rate in 2006 and 2005 was 38.8% and 39.2%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. During 2007, we anticipate that our effective tax rate will be approximately 39.2%. Because we deduct goodwill amortization for tax purposes only, approximately 20% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers. While we continue to recognize this increase in deferred tax liability, beginning in 2006 deferred tax assets established as a result of expensing share-based compensation began to reduce the overall net increase in deferred taxes and net deferred tax liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
During 2006, we sold our interests in four surgery centers. In 2005, we sold our interests in two surgery centers, and one center was rendered non-operational by Hurricane Katrina and was abandoned. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $463,000 and $986,000 during 2006 and 2005, respectively. The net earnings derived from the operations of the discontinued surgery centers for 2006 were $92,000 and the net loss derived from the operations of the discontinued surgery centers for 2005 was $190,000.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues increased $61.1 million, or 19%, to $387.8 million in 2005 from $326.7 million in 2004. The additional revenues resulted primarily from:
•	15 centers acquired or opened in 2004, which contributed $26.4 million of additional revenues due to having a full period of operations in 2005;

•	17 centers acquired in 2005, which generated $21.2 million in revenues;

•	$9.3 million of revenue growth recognized by our 2005 same-center group, reflecting a 3% increase, primarily as a result of procedure growth; and

•	four centers developed and opened in 2005, which generated $4.7 million in revenues.
Our procedures increased by 130,810, or 22%, to 734,069 in 2005 from 603,259 in 2004. The difference between our procedure growth and revenue growth was the result of an increased number of gastroenterology procedures over other types of procedures, primarily as a result of the addition of new gastroenterology centers. Gastroenterology procedures receive a lower average reimbursement per procedure than our average reimbursement per procedure in 2004.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 25% increase in salaries and benefits at our surgery centers in 2005. We experienced a 29% increase in salaries and benefits at our corporate offices during 2005 over 2004. The increase in corporate office salaries and benefits in 2005 over 2004 was primarily due to additional corporate employees hired to manage our additional centers in operation and an increase in corporate incentive compensation due to the large number of acquisitions and developments closed in 2005. Salaries and benefits increased in total by 26% to $110.0 million in 2005 from $87.5 million in 2004. Salaries and benefits as a percentage of revenues increased in 2005 over 2004 because of increases in wages and benefits in excess of revenue growth.
Supply cost was $43.8 million in 2005, an increase of $7.2 million, or 20%, over supply cost in 2004. This increase was the result of additional procedure volume. Our average supply cost per procedure in 2005 was $60 compared to $61 in 2004. The decrease in cost per procedure in 2005 resulted primarily from an increased percentage of gastroenterology procedures, which have a lower cost per procedure than ophthalmology procedures.
Other operating expenses increased $11.7 million, or 18%, to $76.5 million in 2005 from 2004. This increase was net of a $1.1 million non-cash loss on a long-term receivable recognized in 2004 due to the establishment of a reserve for the estimated uncollectible portion. The note receivable originated from the sale of a physician practice in 1998 in connection with our exit from that line of business. The additional expense in the 2005 period resulted primarily from:
•	17 centers acquired during 2005, which resulted in an increase of $4.8 million in other operating expenses;

•	15 additional centers acquired in 2004, which resulted in an increase of $4.1 million in other operating expenses due to having a full period of operations in 2005;

•	an increase of $1.5 million in other operating expenses from our 2005 same-center group resulting primarily from additional procedure volume and general inflationary cost increases; and

•	four centers developed and opened during 2005, which resulted in an increase of $1.2 million in other operating expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Depreciation and amortization expense increased $2.4 million, or 19%, in 2005 from 2004, primarily as a result of the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
Minority interest in earnings from continuing operations before income taxes in 2005 increased $10.4 million, or 15%, from 2004, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 20.2% in 2005 from 20.8% in 2004, as a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth and new-center development activity.
Interest expense increased $2.2 million in 2005, or 112%, from 2004, primarily due to additional long-term debt outstanding during 2005 resulting from acquisition activity and stock repurchase programs completed in 2004 as well as an increase in interest rates. See “– Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $23.4 million in 2005 compared to $21.8 million in 2004. Our effective tax rate in 2005 and 2004 was 39.2 % and 39.6%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes.
During 2005, we sold our interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. In three separate transactions in 2004, we sold our interests in four surgery centers. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. Loss from discontinued operations, including loss from operations and disposition, was approximately $1.2 million in 2005, attributable primarily to the center affected by the hurricane. Earnings from discontinued operations, including earnings from operations and gain on dispositions, was $6.5 million in 2004.
Liquidity and Capital Resources
At December 31, 2006, we had working capital of $66.6 million compared to $61.1 million at December 31, 2005. Operating activities for 2006 generated $72.0 million in cash flow from operations compared to $63.4 million in 2005. The increase in operating cash flow activity resulted primarily from higher net earnings in 2006, excluding non-cash share-based compensation expense, compared to the 2005 period. Cash and cash equivalents at December 31, 2006 and 2005 were $20.1 million and $20.5 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense (see “ – Critical Accounting Policies — Allowance for Contractual Adjustments and Bad Debt Expense”). The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2006 and 2005, our accounts receivable represented 40 and 37 days of revenue outstanding, respectively. The increase in our days outstanding is due to the average days outstanding at certain centers acquired in 2006.
During 2006, we had total capital expenditures of $75.5 million, which included:
•	$57.0 million for acquisitions of interests in practice-based ASCs;

•	$14.2 million for new or replacement property at existing surgery centers, including $800,000 in new capital leases; and

•	$5.1 million for surgery centers under development.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Our cash flow from operations was sufficient to fund approximately 95% of our cash obligations for our acquisition and development activity, and we received approximately $177,000 from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our obligations. At December 31, 2006, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.7 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During 2006, we received approximately $1.1 million from the sale of our interests in four surgery centers. During 2006, notes receivable decreased by $2.6 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at December 31, 2006 was $6.7 million.
During 2006, we had net repayments on long-term debt of $4.5 million, and at December 31, 2006, we had $114.0 million outstanding under our revolving credit facility. In July 2006, we amended our credit facility to permit us to borrow up to $200 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2006. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. We incurred approximately $420,000 in deferred financing fees during 2006, primarily associated with the amendment to our credit facility.
During 2006, we received approximately $3.0 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.1 million.
At December 31, 2006, we had contingent purchase price obligations relating to two of our 2006 acquisitions dependent upon final rulemaking by CMS related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ASCs (see “– Sources of Revenues”). Until the final rules are effective, we will make bi-annual installment payments beginning July 2008 through December 2013 of a maximum aggregate amount of approximately $870,000. We intend to fund these obligations through additional borrowings of long-term debt. These contingent liabilities are not reflected as liabilities in our consolidated balance sheet as of December 31, 2006 and are described in note 2 to the consolidated financial statements.
Subsequent to December 31, 2006, we, through two wholly owned subsidiaries and in six separate transactions, acquired majority interests in seven physician practice-based surgery centers for an aggregate purchase price of approximately $41.8 million, which was funded by borrowings under our credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following schedule summarizes all of our contractual obligations by period as of December 31, 2006 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$128,964	$3,148	$5,203	$117,256	$3,357
Capital lease obligations, including interest	1,518	950	568	—	—
Operating leases, including renewal option periods	286,128	21,818	43,385	41,635	179,290
Construction in progress commitments	1,704	1,704	—	—	—
Other long-term obligations (2)	868	—	347	347	174

Total contractual cash obligations	$419,182	$27,620	$49,503	$159,238	$182,821

(1)	Our long-term debt may increase based on acquisition activity expected to occur in the future. We may use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.

(2)	Other long-term obligations consist of purchase price commitments that are contingent upon certain events.
In addition, as of February 26, 2007, we had available under our revolving credit facility $55.0 million for acquisition borrowings.
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
Recent Accounting Pronouncements
Effective January 1, 2006, we adopted SFAS No. 123R. This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value method. We adopted SFAS No. 123R using the modified prospective method and apply the Black-Scholes method of valuation in determining share-based compensation expense. We recorded share-based compensation cost of approximately $7.0 million in the year ended December 31, 2006.
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
In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We believe the adoption of FIN 48 will not have a material effect on our financial statements and note disclosures.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108 which provides guidance on materiality. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB No. 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. The guidance in SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for us for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements and note disclosures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2007.
The table below provides information as of December 31, 2006 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006

Fixed rate	$2,632	$1,925	$1,185	$720	$50,688	$292	$57,442	$56,424
Average interest rate	6.7%	6.2%	5.7%	5.8%	5.4%	5.1%

Variable rate	$735	$765	$798	$605	$64,604	$2,366	$69,873	$69,873
Average interest rate	6.1%	6.1%	6.1%	6.2%	6.1%	7.0%
The difference in maturities of long-term obligations and overall increase in total borrowings from 2005 to 2006 principally resulted from our borrowings associated with our acquisitions of surgery centers and stock repurchase programs. The average interest rates on these borrowings at December 31, 2006 increased as compared to December 31, 2005 due to an overall increase in market rates.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment effective January 1, 2006, which resulted in the Company changing the method in which it accounts for share-based compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2007

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005

Assets

Current assets:
Cash and cash equivalents	$20,083	$20,496
Accounts receivable, net of allowance of $6,628 and $6,189, respectively	51,546	46,387
Supplies inventory	6,183	5,336
Deferred income taxes (note 8)	915	809
Prepaid and other current assets	15,276	14,644

Total current assets	94,003	87,672

Long-term receivables and deposits (note 2)	4,091	6,614
Property and equipment, net (notes 3, 5 and 6)	89,175	83,254
Intangible assets, net (notes 2 and 4)	402,763	350,276

Total assets	$590,032	$527,816

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (note 5)	$3,367	$2,218
Accounts payable	11,098	10,413
Accrued salaries and benefits	11,534	8,201
Other accrued liabilities	1,413	5,768

Total current liabilities	27,412	26,600

Long-term debt (notes 2 and 5)	123,948	106,044
Deferred income taxes (note 8)	39,350	33,615
Other long-term liabilities (note 2)	3,873	19,668
Minority interest	52,341	47,271
Commitments and contingencies (notes 2, 5, 6, 9 and 11)
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding (note 7)	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 29,933,932 and 29,688,668 shares outstanding, respectively (note 7)	143,077	131,856
Accumulated other comprehensive loss, net of income taxes (note 5)	(470)	—
Retained earnings	200,501	162,762

Total shareholders’ equity	343,108	294,618

Total liabilities and shareholders’ equity	$590,032	$527,816

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except earnings per share)

	2006	2005	2004

Revenues	$464,592	$387,798	$326,679

Operating expenses:
Salaries and benefits (note 9)	137,916	109,998	87,509
Supply cost	54,287	43,777	36,554
Other operating expenses (note 9)	91,882	76,481	64,826
Depreciation and amortization	17,365	15,225	12,790

Total operating expenses	301,450	245,481	201,679

Operating income	163,142	142,317	125,000
Minority interest	93,152	78,441	68,046
Interest expense, net of interest income of $568, $510 and $308, respectively	7,688	4,127	1,949

Earnings from continuing operations before income taxes	62,302	59,749	55,005
Income tax expense (note 8)	24,192	23,422	21,764

Net earnings from continuing operations	38,110	36,327	33,241
Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income tax expense (benefit)	92	(190)	867
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax (benefit) expense	(463)	(986)	5,598

Net (loss) earnings from discontinued operations	(371)	(1,176)	6,465

Net earnings	$37,739	$35,151	$39,706

Basic earnings per common share (note 7):
Net earnings from continuing operations	$1.28	$1.23	$1.11
Net earnings	$1.27	$1.19	$1.33

Diluted earnings per common share:
Net earnings from continuing operations	$1.25	$1.20	$1.09
Net earnings	$1.24	$1.17	$1.30

Weighted average number of shares and share equivalents outstanding (note 7):
Basic	29,822	29,573	29,895
Diluted	30,398	30,147	30,507
See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

Balance at December 31, 2003	20,072	$144,993	$87,905	$—	$232,898
Issuance of common stock	3	81	—	—	81
Repurchase and retirement of common stock	(1,290)	(28,757)	—	—	(28,757)
Three-for-two stock split in the form of a 50% dividend	10,036	—	—	—	—
Stock options exercised	599	7,259	—	—	7,259
Tax benefit related to exercise of stock options	—	2,962	—	—	2,962
Net earnings	—	—	39,706	—	39,706

Balance at December 31, 2004	29,420	126,538	127,611	—	254,149
Issuance of common stock	4	83	—	—	83
Stock options exercised	265	4,060	—	—	4,060
Tax benefit related to exercise of stock options	—	1,175	—	—	1,175
Net earnings	—	—	35,151	—	35,151

Balance at December 31, 2005	29,689	131,856	162,762	—	294,618
Issuance of common stock	3	87	—	—	87
Stock options exercised	242	3,048	—	—	3,048
Share-based compensation	—	7,030	—	—	7,030
Tax benefit related to exercise of stock options	—	1,056	—	—	1,056
Loss on interest rate swap, net of income tax benefit	—	—	—	(470)	(470)
Net earnings	—	—	37,739	—	37,739

Balance at December 31, 2006	29,934	$143,077	$200,501	$(470)	$343,108

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$37,739	$35,151	$39,706
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	93,152	78,441	68,046
Distributions to minority partners	(90,668)	(75,639)	(66,943)
Depreciation and amortization	17,365	15,225	12,790
Loss (gain) on disposal of interests in surgery centers	92	1,621	(9,265)
Share-based compensation	7,030	—	—
Excess tax benefit from share-based compensation	(1,070)	—	—
Deferred income taxes	5,918	7,540	10,154
Loss on long-term note receivable	—	—	1,100
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,939)	(4,460)	(2,979)
Supplies inventory	(391)	(438)	(127)
Prepaid and other current assets	(383)	1,284	(270)
Accounts payable	1,382	1,923	1,062
Accrued expenses and other liabilities	4,040	2,948	1,158
Other, net	(246)	(175)	1,020

Net cash flows provided by operating activities	72,021	63,421	55,452

Cash flows from investing activities:
Acquisition of interest in surgery centers	(57,029)	(66,079)	(45,140)
Acquisition of property and equipment	(18,468)	(22,777)	(22,972)
Proceeds from sale of interests in surgery centers	1,076	2,400	4,700
Net repayment of long-term receivables	2,627	3,148	1,752

Net cash flows used in investing activities	(71,794)	(83,308)	(61,660)

Cash flows from financing activities:
Proceeds from long-term borrowings	98,855	108,179	83,847
Repayment on long-term borrowings	(103,370)	(87,726)	(56,670)
Net proceeds from issuance of common stock	3,048	4,060	7,259
Repurchase of common stock	—	—	(28,757)
Proceeds from capital contributions by minority partners	177	1,322	1,385
Excess tax benefit from share-based compensation	1,070	—	—
Financing cost incurred	(420)	(444)	(122)

Net cash flows (used in) provided by financing activities	(640)	25,391	6,942

Net (decrease) increase in cash and cash equivalents	(413)	5,504	734
Cash and cash equivalents, beginning of year	20,496	14,992	14,258

Cash and cash equivalents, end of year	$20,083	$20,496	$14,992

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
a. Principles of Consolidation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt that they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority owners are referred to herein as partnerships and partners, respectively.
Surgery center profits are allocated to the Company’s partners in proportion to their individual ownership percentages and reflected in the aggregate as minority interest. The partners of the Company’s surgery center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the surgery center in which it is a partner. Accordingly, the minority interest in each of the Company’s partnerships is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which the Company must determine its tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.
As described above, the Company is a holding company and its ability to service corporate debt is dependent upon distributions from its partnerships. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to the Company’s wholly owned subsidiaries as well as to the partners, which the Company is obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Accordingly, distributions to the minority partners are included in the consolidated financial statements as a component of the Company’s cash flows from operating activities.
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
d. Prepaid and Other Current Assets
At December 31, 2006, prepaid and other current assets were comprised of prepaid insurance expense of $2,643,000, other prepaid expenses of $2,385,000, income taxes receivable of $93,000, current portion of notes receivable of $2,761,000, short-term investments of $2,928,000 and other current assets of $4,466,000. At December 31, 2005, prepaid and other current assets were comprised of prepaid insurance expense of $2,736,000,

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
prepaid other expenses of $1,851,000, income taxes receivable of $266,000, current portion of notes receivable of $2,708,000, short-term investments of $2,269,000 and other current assets of $4,814,000.
e. Property and Equipment, net
Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation for buildings and improvements is recognized under the straight-line method over 20 to 40 years or, for leasehold improvements, over the remaining term of the lease plus renewal options for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with existing leasehold improvements which might be impaired if a decision is made not to continue the use of the leased property. Depreciation for movable equipment is recognized over useful lives of three to ten years.
f. Intangible Assets
Goodwill
The Company applies the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. For impairment testing purposes, the centers qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company completed its annual impairment test as required by SFAS No. 142 as of December 31, 2006, and determined that goodwill was not impaired.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1(n)). During the years ended December 31, 2006, 2005 and 2004, the Company derived approximately 35%, 35% and 37%, respectively, of its revenues

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
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
l. Fair Value of Financial Instruments
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed-rate long-term debt, with a carrying value of $57,442,000, is $56,424,000 at December 31, 2006. Management believes that the carrying amounts of variable-rate long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.
m. Share-Based Compensation
Beginning January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004).” This statement addresses the accounting for share-based payment transactions in which a company receives employee and non-employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123R eliminates the ability to account for share-based compensation using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair value method. The Company adopted SFAS No. 123R using the modified prospective method, which does not require restatement of prior periods, and applies the Black-Scholes method of valuation in determining share-based compensation expense. The Company recorded share-based expense of $7,030,000 and a related tax benefit of $2,756,000 in the year ended December 31, 2006. The effect of adopting SFAS No. 123R on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.14. Prior to 2006, the Company accounted for its stock option plans in accordance with the provisions of APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.
SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
tax benefits that would have been recognized if the company had adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for recognition purposes on its effective date. The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards.”
SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB Opinion No. 25 and related interpretations. This requirement reduced the Company’s net operating cash flows and increased its financing cash flows by $1,070,000 for the year ended December 31, 2006.
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

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Applied assumptions for the year ended December 31, 2006 and applied assumptions and pro forma earnings and earnings per share for the years ended December 31, 2005 and 2004, as if the fair value of all share-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	2006	2005	2004

Applied assumptions:
Weighted average fair value of options at the date of grant	$7.61	$5.40	$5.42
Dividends	—	—	—
Expected term/life of options in years	4	4	4
Forfeiture rate	11.4%	15.0%	15.0%
Average risk-free interest rate	4.6%	3.8%	3.1%
Volatility rate	37.6%	34.5%	33.1%

	Pro Forma
	2005	2004

Net earnings from continuing operations:
As reported	$36,327	$33,241
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,218)	(3,257)

Pro forma	$33,109	$29,984

Net earnings:
As reported	$35,151	$39,706
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,218)	(3,257)

Pro forma	$31,933	$36,449

Net earnings from continuing operations per common share:
Basic as reported	$1.23	$1.11
Basic pro forma	$1.12	$1.00
Diluted as reported	$1.20	$1.09
Diluted pro forma	$1.10	$0.98

Net earnings per common share:
Basic as reported	$1.19	$1.33
Basic pro forma	$1.08	$1.22
Diluted as reported	$1.17	$1.30
Diluted pro forma	$1.06	$1.19
As of December 31, 2006, the Company had total compensation cost of approximately $5,500,000 related to non-vested awards not yet recognized, which the Company expects to recognize systematically through 2010 and over a weighted-average period of 1.1 years.

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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2006 and 2005 reflect allowances for contractual adjustments of $63,721,000 and $52,916,000, respectively, and allowance for bad debt expense of $6,628,000 and $6,189,000, respectively.
o. Recent Accounting Pronouncements
In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF No. 04-5 became effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date. EITF No. 04-5 became effective for all the Company’s partnerships on January 1, 2006. The adoption of the provisions of EITF No. 04-5 did not have a material effect on the Company’s consolidated financial position and consolidated results of operations.
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company believes the adoption of FIN No. 48 will not have a material effect on its financial statements and note disclosures.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 which provides guidance on materiality. SAB No. 108 states that registrants should use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. In addition, SAB No. 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. The guidance in SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 and is effective for the Company for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements and note disclosures.
p. Reclassifications and Restatements
Certain prior year amounts have been restated to reflect discontinued operations as further discussed in note 2(c).

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
2. Acquisitions and Dispositions
a. Acquisitions
The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in eight and 17 practice-based surgery centers during 2006 and 2005, respectively. Consideration paid for the acquired interests consisted of cash in 2006 and cash and purchase price obligation in 2005. Total acquisition price and cost in 2006 and 2005 was $57,029,000 and $83,586,000, respectively, of which the Company assigned $53,138,000 and $81,809,000, respectively, to goodwill and other non-amortizable intangible assets. The goodwill is expected to be fully deductible for tax purposes. At December 31, 2005, the Company had purchase price obligations of $17,507,000 associated with then recent acquisitions, which were funded shortly thereafter through long-term borrowings under the Company’s credit facility (see note 5), and have been reflected as other long-term liabilities in the balance sheet. All acquisitions were accounted for as purchases, and the accompanying consolidated financial statements include the results of their operations from the dates of acquisition.
At December 31, 2006, the Company had contingent purchase price obligations relating to two of its 2006 acquisitions dependent upon final rulemaking by The Centers for Medicare and Medicaid Services related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. Until the final rules are effective, the Company will make bi-annual installment payments beginning July 2008 through December 2013 of a maximum aggregate amount of approximately $870,000.
b. Pro Forma Information
The unaudited consolidated pro forma results for the years ended December 31, 2006 and 2005, assuming all 2006 and 2005 acquisitions had been consummated on January 1, 2005, are as follows (in thousands, except per share data):

	2006	2005

Revenues	$477,431	$445,670
Net earnings from continuing operations	39,203	40,825
Net earnings	38,832	39,649
Net earnings from continuing operations per common share:
Basic	$1.31	$1.38
Diluted	$1.29	$1.35
Net earnings per common share:
Basic	$1.30	$1.34
Diluted	$1.28	$1.32
Weighted average number of shares and share equivalents:
Basic	29,822	29,573
Diluted	30,398	30,147
c. Dispositions
During 2006, the Company sold its interest in four surgery centers and recognized an after tax loss of $463,000. During 2005, the Company sold its interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. The Company recognized a combined after tax loss of $986,000 associated with these three centers, primarily attributable to the center affected by the hurricane. In three separate transactions in 2004, the Company sold its interests in four surgery centers and recognized a combined after tax gain of $5,598,000. In the aggregate, the Company received $1,076,000 in cash and a secured note receivable of $108,000 associated with the 2006 transactions, $2,400,000 in cash associated with the 2005 transactions and cash totaling $4,700,000 and a secured note receivable of $12,500,000 in conjunction with the 2004 transactions. The Company’s sale of its interests in the ten surgery centers in 2006, 2005 and 2004 as described above resulted from management’s assessment of the limited growth opportunities at these centers. The

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
results of operations of the eleven centers have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Revenues	$3,014	$6,325	$15,044
Earnings (loss) before income taxes	152	(313)	1,435
Net earnings (loss)	92	(190)	867
3. Property and Equipment
Property and equipment at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Land and improvements	$450	$450
Building and improvements	70,782	60,597
Movable equipment	100,000	87,429
Construction in progress	1,724	3,636

	172,956	152,112
Less accumulated depreciation	83,781	68,858

Property and equipment, net	$89,175	$83,254

The Company capitalized interest for continuing centers in the amount of $222,000, $144,000 and $204,000 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the Company and its partnerships had unfunded construction and equipment purchases of approximately $1,703,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2006, 2005 and 2004 was $17,315,000, $15,635,000 and $13,448,000, respectively.
4. Intangible Assets
Amortizable intangible assets at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,503	$1,503	$1,000	$2,083	$1,304	$779
Agreements not to compete	1,000	1,000	—	1,000	850	150

Total amortizable intangible assets	$3,503	$2,503	$1,000	$3,083	$2,154	$929

Amortization of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $349,000, $371,000 and $338,000, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2006 is $221,000, $222,000, $222,000, $221,000, $111,000 and $3,000.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Balance, beginning of year	$347,424	$267,759
Goodwill acquired during year	50,445	79,886
Goodwill disposed during year	(722)	(221)

Balance, end of year	$397,147	$347,424

At December 31, 2006 and 2005, other non-amortizable intangible assets related to non-compete arrangements was $4,616,000 and $1,923,000, respectively.
5. Long-term Debt
Long-term debt at December 31, 2006 and 2005 was comprised of the following (in thousands):

	2006	2005

$200 million credit agreement at prime, or LIBOR plus 0.50% to 1.50%, or a combination thereof (average rate of 6.10% at December 31, 2006), due July 2011	$114,000	$99,200
Other debt at an average rate of 6.14%, due through June 2022	11,888	7,596
Capitalized lease arrangements at an average rate of 7.61%, due through July 2009 (see note 6)	1,427	1,466

	127,315	108,262
Less current portion	3,367	2,218

Long-term debt	$123,948	$106,044

The Company amended its revolving credit facility on July 28, 2006. The amended revolving credit facility permits the Company to borrow up to $200,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At December 31, 2006, the Company had $114,000,000 outstanding under its revolving credit facility and was in compliance with all covenants.
Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $22,900,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.
Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2006 are $3,367,000, $2,690,000, $1,983,000, $1,325,000, $115,292,000 and $2,658,000.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $773,000 and is included as part of other long-term liabilities. The value of the swap represents the estimated amount the Company would have paid as of December 31, 2006 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The fair value of the interest rate swap decreased by $470,000, net of income taxes, from its inception through December 31, 2006 and, accordingly, accumulated other comprehensive loss, net of income taxes, was $470,000 at December 31, 2006.
6. Leases
The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2027. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2006 were as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2007	$950	$21,818
2008	534	21,777
2009	34	21,608
2010	—	21,053
2011	—	20,582
Thereafter	—	179,290

Total minimum rentals	1,518	$286,128

Less amounts representing interest at rates ranging from 4.5% to 12.3%	91

Capital lease obligations	$1,427

At December 31, 2006, equipment with a cost of approximately $2,256,000 and accumulated depreciation of approximately $737,000 was held under capital lease. The Company and the partners in the partnerships have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $24,173,000, $20,402,000 and $16,886,000, respectively (see note 9).
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

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2006:
Net earnings from continuing operations per share (basic):	$38,110	29,822	$1.28
Effect of dilutive securities options	—	576

Net earnings from continuing operations (diluted)	$38,110	30,398	$1.25

Net earnings per common share (basic):	$37,739	29,822	$1.27
Effect of dilutive securities options	—	576

Net earnings per common share (diluted)	$37,739	30,398	$1.24

For the year ended December 31, 2005:
Net earnings from continuing operations per share (basic):	$36,327	29,573	$1.23
Effect of dilutive securities options	—	574

Net earnings from continuing operations (diluted)	$36,327	30,147	$1.20

Net earnings per common share (basic):	$35,151	29,573	$1.19
Effect of dilutive securities options	—	574

Net earnings per common share (diluted)	$35,151	30,147	$1.17

For the year ended December 31, 2004:
Net earnings from continuing operations per share (basic):	$33,241	29,895	$1.11
Effect of dilutive securities options	—	612

Net earnings from continuing operations (diluted)	$33,241	30,507	$1.09

Net earnings per common share (basic):	$39,706	29,895	$1.33
Effect of dilutive securities options	—	612

Net earnings per common share (diluted)	$39,706	30,507	$1.30

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
d. Stock Options
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Options are granted at market value on the date of the grant and vest ratably over four years. Options have a term of 10 years from the date of grant. At December 31, 2006, 1,686,778 shares were authorized for grant and 1,358,532 shares were available for future option grants. Stock option activity for the three years ended December 31, 2006 is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at December 31, 2003	2,970,359	$14.27	7.9
Options granted	1,087,595	24.10
Options exercised with total intrinsic value of $7,500,000	(599,021)	12.16
Options terminated	(184,305)	18.74

Outstanding at December 31, 2004	3,274,628	17.68	7.8
Options granted	1,038,353	25.94
Options exercised with total intrinsic value of $2,997,000	(265,216)	15.31
Options terminated	(209,584)	22.31

Outstanding at December 31, 2005	3,838,181	19.82	7.4
Options granted	1,171,532	21.50
Options exercised with total intrinsic value of $2,926,000	(241,883)	12.64
Options terminated	(178,298)	24.09

Outstanding at December 31, 2006 with total intrinsic value of $15,322,000	4,589,532	$20.46	7.1

Vested or expected to vest at December 31, 2006 with total intrinsic value of $15,133,000	4,455,977	$20.35	7.0

Exercisable at December 31, 2006 with total intrinsic value of $12,440,000	2,552,581	$18.72	6.1

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2006 exercised their options at the Company’s closing stock price on December 31, 2006.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Number	Term	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 4.33 - $ 6.00	36,356	2.7	$4.73	36,356	$4.73
6.01 - 12.00	7,500	1.2	6.09	7,500	6.09
12.01 - 18.00	1,667,150	5.2	15.43	1,496,073	15.50
18.01 - 24.00	1,128,995	9.0	21.32	217,183	21.08
24.01 - 29.53	1,749,531	7.8	25.09	795,469	24.09

$ 4.33 - $29.53	4,589,532	7.1	$20.46	2,552,581	$18.72

8. Income Taxes
Total income taxes expense (benefit) for the years ended December 31, 2006, 2005 and 2004 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2006	2005	2004

Income from continuing operations	$24,192	$23,422	$21,764
Discontinued operations	431	(758)	4,236
Shareholders’ equity	(1,359)	(1,175)	(2,962)

Total	$23,264	$21,489	$23,038

Income tax expense from continuing operations for the years ended December 31, 2006, 2005 and 2004 was comprised of the following (in thousands):

	2006	2005	2004

Current:
Federal	$16,042	$13,735	$14,025
State	3,259	3,157	2,385
Deferred	4,891	6,530	5,354

Income tax expense	$24,192	$23,422	$21,764

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Income tax expense from continuing operations for the years ended December 31, 2006, 2005 and 2004 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2006	2005	2004

Statutory federal income tax	$21,806	$20,912	$19,252
State income taxes, net of federal income tax benefit	2,631	3,047	2,317
Increase (decrease) in valuation allowances	61	101	(83)
Other	(306)	(638)	278

Income tax expense	$24,192	$23,422	$21,764

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Deferred tax assets:
Share-based compensation	$2,665	$—
Allowance for uncollectible accounts	960	848
Accrued liabilities and other	1,769	880
Operating and capital loss carryforwards	1,348	669

Gross deferred tax assets	6,742	2,397
Valuation allowances	(1,165)	(669)

Net deferred tax assets	5,577	1,728

Deferred tax liabilities:
Prepaid expenses	398	403
Property and equipment, principally due to difference in depreciation	190	643
Goodwill, principally due to differences in amortization	43,424	33,488

Gross deferred tax liabilities	44,012	34,534

Net deferred tax liabilities	$38,435	$32,806

The net deferred tax liability at December 31, 2006 and 2005, were recorded as follows (in thousands):

	2006	2005

Current deferred income tax assets	$915	$809
Noncurrent deferred income tax liability	39,350	33,615

Net deferred tax liability	$38,435	$32,806

The Company has provided valuation allowances on its gross deferred tax asset related to net operating and capital losses to the extent that management does not believe that it is more likely than not that such asset will be realized. The net operating loss carryforwards will begin to expire in 2007. The capital loss carryforwards will begin to expire in 2010.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
9. Related Party Transactions
The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates that management believes approximate fair market value at the inception of the leases. Payments on these leases were approximately $11,681,000, $9,799,000 and $8,844,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company reimburses certain of its partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $44,045,000, $40,002,000 and $35,102,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company received capitated reimbursement at one of its centers, which was sold in 2004, from a non-physician minority partner associated with the center. Total capitated revenue received was approximately $201,000 for the year ended December 31, 2004.
The Company believes that the foregoing transactions are in its best interests.
It is the Company’s policy that all transactions by the Company with officers, directors, five percent shareholders and their affiliates be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties, are reasonably expected to benefit the Company and are approved by the audit committee of the Company’s Board of Directors.
10. Employee Benefit Programs
As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2006, 2005 and 2004 were approximately $335,000, $271,000 and $225,000, respectively, and vest incrementally over four years.
As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust. Employer contributions to this plan for the year ended December 31, 2006, 2005 and 2004 were approximately $365,000, $92,000 and $0, respectively.
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

Item 8. Financial Statements and Supplementary Data – (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2006.
12. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Cash paid during the year for:
Interest	$8,371	$4,739	$2,272
Income taxes, net of refunds	17,462	12,075	15,757

Non-cash investing and financing activities:
Capital lease obligations incurred to acquire equipment	800	276	400
Notes received for sale of a partnership interest	108	—	12,500
Effect of acquisitions:
Assets acquired, net of cash	62,723	90,195	52,550
Liabilities assumed	(5,694)	(6,609)	(3,933)
Notes payable and other obligations	—	(17,507)	(3,477)

Payment for assets acquired	$57,029	$66,079	$45,140

13. Subsequent Events
Subsequent to December 31, 2006, the Company, through two wholly owned subsidiaries and in six separate transactions, acquired majority interests in seven physician practice-based surgery centers for an aggregate purchase price of approximately $41,800,000, which was funded by borrowings under our credit facility.

Item 8. Financial Statements and Supplementary Data — (continued)
Quarterly Statement of Earnings Data (Unaudited)
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2005 and 2006. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2005				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)

Revenues	$90,261	$97,175	$98,410	$101,952	$112,609	$118,877	$114,188	$118,918
Earnings from continuing operations before income taxes	14,353	16,467	15,048	13,881	14,313	16,538	15,457	15,994
Net earnings from continuing operations	8,727	10,011	9,150	8,439	8,702	10,055	9,398	9,955
Net (loss) earnings from discontinued operations	(75)	(330)	(789)	18	23	49	(36)	(407)
Net earnings	8,652	9,681	8,361	8,457	8,725	10,104	9,362	9,548
Diluted net earnings from continuing operations per common share	$0.29	$0.33	$0.30	$0.28	$0.29	$0.33	$0.31	$0.33
Diluted net earnings per common share	$0.29	$0.32	$0.28	$0.28	$0.29	$0.33	$0.31	$0.31

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
We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006.
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
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AmSurg Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated February 27, 2007, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the Company adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment effective January 1, 2006.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2007

Item 9A. Controls and Procedures — (continued)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2006. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the fourth fiscal quarter of the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Information with respect to our code of ethics, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.
Item 11. Executive Compensation
Information with respect to executive officers of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the captions “Stock Ownership” and “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information with respect to the fees paid to and services provided by our principal accountant, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2006 and 2005,” is incorporated herein by reference.
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

(3)	Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2006, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 1, 2006)

10.3	*	Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.4	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K dated November 21, 2006)

10.5	*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 2, 2005)

10.6	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.7	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

10.8	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.9		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.10		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

(3) Exhibits

Exhibit		Description

10.11		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.12		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.13		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.14	*	Supplemental Executive Retirement Savings Plan, as amended (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.15	*	Employment Agreement, dated February 28, 2005, between Frank J. Coll and AmSurg (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated February 28, 2005)

10.16	*	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.17	*	AmSurg Corp. Long Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.18	*	First Amendment to Employment Agreement, dated November 22, 2005, between AmSurg and Ken P. McDonald (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K dated November 22, 2005)

10.19	*	AmSurg Corp. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (filed with the Commission on June 12, 2006))

10.20	*	First Amendment to AmSurg Corp. 2006 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K dated November 21, 2006)

10.21	*	First Amendment to Form of Employment Agreement with each of Claire M. Gulmi, David L. Manning, Royce Harrell, and Frank J. Coll (incorporated by reference to the Current Report on Form 8-K dated November 21, 2006)

10.22		Schedule of Non-employee Director and Named Executive Officer Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Auditors

24.1		Power of Attorney (appears on page 59)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.
February 27, 2007	By:	/s/ Ken P. McDonald
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

Signature	Title	Date

/s/ Ken P. McDonald	President, Chief Executive Officer and	February 27, 2007
Ken P. McDonald	Director (Principal Executive Officer)

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial	February 27, 2007
Claire M. Gulmi	Officer, Secretary and Director (Principal
Financial and Accounting Officer)

/s/ Thomas G. Cigarran	Chairman of the Board	February 27, 2007
Thomas G. Cigarran

/s/ James A. Deal	Director	February 27, 2007
James A. Deal

/s/ Steven I. Geringer	Director	February 27, 2007
Steven I. Geringer

/s/ Debora A. Guthrie	Director	February 27, 2007
Debora A. Guthrie

/s/ Henry D. Herr	Director	February 27, 2007
Henry D. Herr

/s/ Kevin P. Lavender	Director	February 27, 2007
Kevin P. Lavender

/s/ Bergein F. Overholt, M.D.	Director	February 27, 2007
Bergein F. Overholt, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 27, 2007; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2007

S-1

AmSurg Corp.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance at
	Beginning	Cost and	Other	Against	End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:

Year ended December 31, 2006	$6,189	$11,418	$1,149	$(12,128)	$6,628

Year ended December 31, 2005	$5,119	$9,033	$1,045	$(9,008)	$6,189

Year ended December 31, 2004	$4,956	$8,707	$666	$(9,210)	$5,119

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Notes to the Consolidated Financial Statements – Note 2.”

S-2