Form 10-Q
period 2007-03-31
AMSURG CORP
filed 2007-05-04
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
Commission File Number 000-22217
AMSURG CORP.
(Exact Name of Registrant as Specified in its Charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1493316 (I.R.S. Employer Identification No.)

20 Burton Hills Boulevard Nashville, TN	37215 (Zip code)
(Address of principal executive offices)
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
Yes ☐ No ☑
     As of May 3, 2007 there were outstanding 30,551,765 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2007 (unaudited) and December 31, 2006
(Dollars in thousands)

	March 31,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$22,216	$20,083
Accounts receivable, net of allowance of $7,063 and $6,628, respectively	55,579	51,546
Supplies inventory	6,143	6,183
Deferred income taxes	1,429	915
Prepaid and other current assets	16,187	15,276

Total current assets	101,554	94,003

Long-term receivables and other assets	4,145	4,091
Property and equipment, net	91,927	89,175
Intangible assets, net	444,752	402,763

Total assets	$642,378	$590,032

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$3,632	$3,367
Accounts payable	9,400	11,098
Accrued salaries and benefits	11,333	11,534
Other accrued liabilities	1,877	1,413
Current income taxes payable	3,587	—

Total current liabilities	29,829	27,412

Long-term debt	148,910	123,948
Deferred income taxes	36,922	39,350
Other long-term liabilities	11,695	3,873
Minority interest	56,534	52,341
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 30,269,457 and 29,933,932 shares outstanding, respectively	148,938	143,077
Accumulated other comprehensive income, net of income taxes	(594)	(470)
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainty in income taxes	210,144	200,501

Total shareholders’ equity	358,488	343,108

Total liabilities and shareholders’ equity	$642,378	$590,032

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements –(continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$127,615	$112,609

Operating expenses:
Salaries and benefits	38,412	34,516
Supply cost	14,626	12,779
Other operating expenses	24,924	21,468
Depreciation and amortization	4,706	4,141

Total operating expenses	82,668	72,904

Operating income	44,947	39,705

Minority interest	25,409	23,693
Interest expense, net of interest income	2,487	1,699

Earnings from continuing operations before income taxes	17,051	14,313

Income tax expense	6,774	5,611

Net earnings from continuing operations	10,277	8,702

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	23

Net earnings	$10,277	$8,725

Basic earnings per common share:
Net earnings from continuing operations	$0.34	$0.29
Net earnings	$0.34	$0.29

Diluted earnings per common share:
Net earnings from continuing operations	$0.34	$0.29
Net earnings	$0.34	$0.29

Weighted average number of shares and share equivalents outstanding:
Basic	30,046	29,693
Diluted	30,505	30,219
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements -(continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$10,277	$8,725
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	25,409	23,693
Distributions to minority partners	(22,579)	(20,449)
Share-based compensation	1,078	2,574
Depreciation and amortization	4,706	4,141
Deferred income taxes	1,731	614
Excess tax benefit from share-based compensation	(880)	(35)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,301)	(948)
Supplies inventory	178	(150)
Prepaid and other current assets	(1,070)	33
Accounts payable	(2,530)	(1,419)
Accrued expenses and other liabilities	5,224	4,654
Other, net	(157)	(92)

Net cash flows provided by operating activities	19,086	21,341

Cash flows from investing activities:
Acquisition of interests in surgery centers	(42,213)	(20,801)
Acquisition of property and equipment	(4,149)	(5,345)
Decrease in long-term receivables	431	662

Net cash flows used in investing activities	(45,931)	(25,484)

Cash flows from financing activities:
Proceeds from long-term borrowings	43,701	40,743
Repayment on long-term borrowings	(19,533)	(36,660)
Proceeds from issuance of common stock upon exercise of stock options	3,903	183
Proceeds from capital contributions by minority partners	32	65
Excess tax benefit from share-based compensation	880	35
Financing cost incurred	(5)	—

Net cash flows provided by financing activities	28,978	4,366

Net increase in cash and cash equivalents	2,133	223
Cash and cash equivalents, beginning of period	20,083	20,496

Cash and cash equivalents, end of period	$22,216	$20,719

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements -(continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority partners are referred to herein as partnerships and partners, respectively.
Surgery center profits and losses are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as minority interest. The partners of the Company’s surgery center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the surgery center in which it is a partner. Accordingly, the minority interest in each of the Company’s partnerships is determined on a pre-tax basis and presented before earnings before income taxes in order to present that amount of earnings on which the Company must determine its tax expense. In addition, distributions from the Company’s partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.
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
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
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

Item 1. Financial Statements -(continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements -(continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2007 and December 31, 2006 reflect allowances for contractual adjustments of $66,210,000 and $63,721,000, respectively, and allowances for bad debt expense of $7,063,000 and $6,628,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2007 and 2006, the Company derived approximately 33% and 34%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Share-Based Compensation
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 vest four years from the grant date. Options have a term of 10 years from the date of grant. At March 31, 2007, 1,559,040 shares were authorized for grant and 956,297 shares were available for future option grants. Options outstanding and exercisable under these stock option plans as of March 31, 2007 and stock option activity for the three months ended March 31, 2007 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2006	4,589,532	$20.46	7.1
Options granted	360,293	22.81
Options exercised with total intrinsic value of $2,373,000	(260,575)	14.98
Options terminated	(33,008)	23.74

Outstanding at March 31, 2007 with total intrinsic value of $17,927,000	4,656,242	$20.93	7.2

Exercisable at March 31, 2007 with total intrinsic value of $14,996,000	2,923,294	$19.59	6.3

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at March 31, 2007 exercised their options at the Company’s closing stock price on March 31, 2007.

Item 1. Financial Statements -(continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements -(continued)
Beginning in the three months ended March 31, 2007, the Company issued 75,322 shares of restricted stock to certain employees under the 2006 Stock Incentive Plan at a fair value of $22.84 per share. The fair value of restricted stock units was determined based on the closing bid price of the Company’s common stock on the grant date. In addition, 372 shares of restricted stock at a fair value of $22.84 per share were cancelled during the three months ended March 31, 2007. At March 31, 2007, 78,212 shares of unvested restricted stock were outstanding including 3,262 shares issued to outside directors in previous periods. The granted shares of restricted stock vest four years from the date of grant for all employees then in service.
The Company accounts for share-based payment transactions in which the Company receives employee and non-employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment (Revised 2004).” The Company recorded share-based expense of $1,078,000 and $2,574,000 in the three months ended March 31, 2007 and 2006, respectively.
The Company, using the Black-Scholes option pricing model for all stock options awards on the date of grant, applied the following assumptions (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006

Applied assumptions:
Weighted average fair value of options at the date of grant	$8.61	$7.62
Dividends	—	—
Expected term/life of options in years	4.8	4.0
Forfeiture rate	0.1%	11.0%
Average risk-free interest rate	4.8%	4.6%
Volatility rate	34.4%	37.8%
The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward looking factors where present for each population of employee identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population of employee identified. As required under SFAS No. 123R, the Company will adjust the estimated forfeiture rate to its actual experience. The Company is precluded from paying dividends under its credit facility, and therefore, there is no expected dividend yield.
(5) Acquisitions and Dispositions
During the three months ended March 31, 2007, the Company, through two wholly owned subsidiaries and in six separate transactions, acquired majority interests in seven physician practice-based surgery centers. The aggregate amount paid for the acquisition and other acquisition costs was approximately $42,213,000, which was funded by borrowings under the Company’s credit facility. At March 31, 2007, the Company had contingent purchase price obligations relating to five acquisitions in 2006 and 2007 dependent upon final rulemaking by The Centers for Medicare and Medicaid Services related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. Until the final rules are effective, the Company will make bi-annual installment payments beginning July 2008 through December 2013, not to exceed aggregate purchase price payments of approximately $2,700,000.
During the three months ended March 31, 2006, the Company, through a wholly owned subsidiary and in three separate transactions, acquired majority interests in three physician practice-based surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was $25,590,000, including cash of $20,801,000 and a note payable of $4,789,000 at 7.75%, due within ten days from issuance.

Item 1. Financial Statements -(continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements -(continued)
During 2006, the Company sold its interest in four surgery centers resulting from management’s assessment of the limited growth opportunities at these centers. The results of operations of the four centers have been classified as discontinued operations and the 2006 period has been restated. Results of operations of the combined discontinued surgery centers for the three months ended March 31, 2006 are as follows (in thousands):

Three
Months
Ended
March 31,
2006
Revenues	$1,025
Earnings before income taxes	37
Net earnings	23
(6) Intangible Assets
Amortizable intangible assets at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,508	$1,558	$950	$2,503	$1,503	$1,000
Agreements not to compete	1,000	1,000	—	1,000	1,000	—

Total amortizable intangible assets	$3,508	$2,558	$950	$3,503	$2,503	$1,000

Estimated amortization of intangible assets for the remainder of 2007 and the following five years is $168,000, $224,000, $223,000, $223,000, $111,000 and $1,000, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance, beginning of period	$397,147	$347,424
Goodwill acquired during period	41,609	23,957

Balance, end of period	$438,756	$371,381

At March 31, 2007 and December 31, 2006, other non-amortizable intangible assets related to non-compete arrangements were $5,046,000 and $4,616,000, respectively.

Item 1. Financial Statements -(continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements -(continued)
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $200,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At March 31, 2007, the Company had $138,500,000 outstanding under its revolving credit facility and was in compliance with all covenants.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $976,000, is included as part of other long-term liabilities and represents the estimated amount the Company would have paid as of March 31, 2007 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. A decrease of $124,000, net of income taxes, in the fair value of the interest rate swap agreement during the three months ended March 31, 2007, was charged to accumulated other comprehensive loss.
(8) Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the adoption date, the Company had no unrecognized benefits that, if recognized, would affect its effective tax rate. Except for a cumulative adjustment in accordance with FIN No. 48, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. Approximately $1,100,000 of accrued interest was established as a FIN No. 48 liability on January 1, 2007, through a tax affected adjustment to beginning retained earnings of $634,000. Additionally, as of January 1, 2007, the Company reclassified approximately $4,900,000 from long-term deferred tax liability to other long-term liabilities to reflect the amount of its tax-effected unrecognized benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. The Company does not expect significant changes to its tax positions or FIN No. 48 liability during the next twelve months.
(9) Commitments and Contingencies
The Company and its partnerships are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and

Item 1. Financial Statements -(continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements -(continued)
directors for actions taken on behalf of the Company and its partnerships. Management is not aware of any claims against it or its partnerships which would have a material financial impact.
The Company’s wholly owned subsidiaries, as general partners in the Company’s limited partnerships, are responsible for all debts incurred but unpaid by the limited partnerships. As manager of the operations of the limited partnership, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of March 31, 2007.
(10) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and note disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and note disclosures.
(11) Subsequent Event
In May 2007, the Company, through a wholly owned subsidiary, acquired a majority interest in an ambulatory surgery center for approximately $5,200,000.

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
Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under “Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties:
•	changes in the reimbursement system for outpatient surgical procedures under the Medicare program;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as our costs increase;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to acquire and develop additional surgery centers on favorable terms;

•	our ability to grow revenues at our existing centers;

•	our ability to manage the growth in our business;

•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	risks associated with weather and other factors that may affect our surgery centers located in Florida;

•	our failure to comply with applicable laws and regulations;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of becoming subject to federal and state investigation;

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	risks associated with our status as a general partner of limited partnerships;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	risks associated with the write-off of the impaired portion of intangible assets; and

•	risks associated with the tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -(continued)
Overview
We develop, acquire and operate practice-based ambulatory surgery centers, or ASCs, in partnership with physician practice groups. As of March 31, 2007, we owned a majority interest (51% or greater) in 163 surgery centers. The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the three months ended March 31, 2007 and 2006. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended
	March 31,
	2007	2006

Centers in operation, beginning of period	156	149
New center acquisitions placed in operation	7	3
New development centers placed in operation	—	1

Centers in operation, end of period	163	153

Centers under development, end of period	5	4
Development centers awaiting regulatory approval, end of period	—	3
Average number of continuing centers in operation, during period	163	150
Centers under letter of intent, end of period	3	2
Of the continuing surgery centers in operation at March 31, 2007, 111 centers performed gastrointestinal endoscopy procedures, 39 centers performed ophthalmology surgery procedures, five centers performed orthopedic procedures and eight centers performed procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the acquisition and development of additional practice-based ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2007 include the acquisition or development of 18 to 20 surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
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
Practice-based ASCs, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 33% and 34% of our revenues in the three months ended March 31, 2007 and 2006, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures beginning in 2007. This act negatively impacts the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -(continued)
ASCs, the result of which will be an approximate $0.03 reduction in our net earnings per diluted share for 2007. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our centers for which the current reimbursement rate exceeds the Medicare hospital outpatient development fee schedule amount.
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
CMS accepted comments on the proposed rule through November 6, 2006 and has stated that it expects to finalize the rule in the summer of 2007, with an expected implementation date of January 1, 2008.
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
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2006 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2006.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. We expect our annual same-center revenue growth to be 3% to 4% in 2007. Our 2007 same-center group, comprised of 147 centers, had revenue growth of 3% in the three months ended March 31, 2007.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -(continued)
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.
We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	30.1	30.7
Supply cost	11.5	11.3
Other operating expenses	19.5	19.0
Depreciation and amortization	3.7	3.7

Total operating expenses	64.8	64.7

Operating income	35.2	35.3

Minority interest	19.9	21.0
Interest expense, net of interest income	1.9	1.6

Earnings from continuing operations before income taxes	13.4	12.7

Income tax expense	5.3	5.0

Net earnings from continuing operations	8.1	7.7

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	—

Net earnings	8.1%	7.7%

Revenues increased $15.0 million, or 13%, to $127.6 million in the three months ended March 31, 2007 from $112.6 million in comparable 2006 period. The additional revenues resulted primarily from:
•	nine centers acquired or opened in the remainder of 2006, which contributed $7.6 million of additional revenues due to having a full period of operations in the three months ended March 31, 2007;

•	seven centers acquired in the three months ended March 31, 2007, which generated $5.4 million in revenues; and

•	$2.0 million of revenue growth by our 2007 same-center group, reflecting a 3% increase, primarily as a result of procedure growth.
Our procedures increased by 23,365, or 11%, to 234,467 in the three months ended March 31, 2007 from 211,102 in the comparable 2006 period. The difference between our revenue growth and our procedure growth was primarily the result of an increase in our average revenue per procedure because of the increase in the number of orthopedic, eye and multi-specialty centers in operation since March 2006 and a change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 19% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2007 compared to the comparable 2006 period. We experienced a 12% decrease in salaries and benefits at

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -(continued)
our corporate offices during the three months ended March 31, 2007 over the comparable 2006 period. In 2007, we began issuing fewer annual stock option awards, and issued restricted stock awards to employees for the first time. Those awards vest 100% on the fourth anniversary date of grant. These changes resulted in a reduction in our share-based compensation expense in the three months ended March 31, 2007 over the comparable 2006 period. Salaries and benefits increased in total by 11% to $38.4 million during the three months ended March 31, 2007 from $34.5 million over the comparable 2006 period. Salaries and benefits as a percentage of revenues decreased during the three months ended March 31, 2007 over the comparable 2006 period due to the changes instituted in our share-based compensation.
Supply cost was $14.6 million in the three months ended March 31, 2007, an increase of $1.8 million, or 14%, over supply cost in comparable 2006 period. This increase was primarily the result of additional procedure volume. In addition, our average supply cost per procedure increased to $62 during the three months ended March 31, 2007 compared to $61 in the comparable 2006 period. The increase in the number of orthopedic and multi-specialty centers in operation since March 31, 2006 resulted in an increase in supply cost per procedure due to the higher supply cost incurred at these types of centers.
Other operating expenses increased $3.5 million, or 16%, to $24.9 million in the three months ended March 31, 2007 from the comparable 2006 period. The additional expense in the three months ended March 31, 2007 resulted primarily from:
•	nine centers acquired or opened during the remainder of 2006, which resulted in an increase of $1.2 million in other operating expenses due to having a full period of operations in the three months ended March 31, 2007;

•	an increase of $1.0 million in other operating expenses from our 2007 same-center group in the three months ended March 31, 2007, resulting primarily from additional procedure volume and general inflationary cost increases; and

•	seven centers acquired during the three months ended March 31, 2007, which resulted in an increase of $900,000 in other operating expenses.
Depreciation and amortization expense increased $565,000, or 14%, in the three months ended March 31, 2007 from the comparable 2006 period, primarily as a result of centers acquired since March 31, 2006 and the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2007, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2007, we had five centers under development and two centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes for the three months ended March 31, 2007 increased $1.7 million, or 7%, from the comparable 2006 period, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 19.9% in the three months ended March 31, 2007 from 21.0% in the comparable 2006 period as a result of lower same-center revenue growth.
Interest expense increased approximately $788,000 during the three months ended March 31, 2007, or 46%, over the comparable 2006 period, primarily due to additional long-term debt outstanding during the three months ended March 31, 2007 resulting from acquisition activity, as well as an increase in interest rates. See “– Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $6.8 million in the three months ended March 31, 2007 compared to $5.6 million in the comparable 2006 period. Our effective tax rate in the three months ended March 31, 2007 and 2006 was 39.7% and 39.2%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during the three months ended March 31, 2007, we incurred additional income tax expense of $90,000 related to FIN No. 48. We estimate that the adoption of FIN No.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -(continued)
48 will result in additional income tax expense of approximately $224,000 for the full year ended December 31, 2007, and we anticipate that our overall effective tax rate will be approximately 39.5% for 2007. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2006, we sold our interests in four surgery centers. These centers’ results of operations have been classified as discontinued operations in the 2006 period. The net earnings derived from the operations of the discontinued surgery centers in the three months ended March 31, 2006 was $23,000.
Liquidity and Capital Resources
At March 31, 2007, we had working capital of $71.7 million compared to $66.6 million at December 31, 2006. Operating activities for the three months ended March 31, 2007 generated $19.1 million in cash flow from operations compared to $21.3 million in 2006. The decrease in operating cash flow activity resulted primarily from the payment of a higher amount of accrued bonuses from the prior fiscal year during the three months ended March 31, 2007 compared to the comparable 2006 period. Cash and cash equivalents at March 31, 2007 and 2006 were $22.2 million and $20.1 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bill for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2007 and December 31, 2006, our accounts receivable represented 40 days of revenue outstanding for both periods presented.
During the three months ended March 31, 2007, we had total capital expenditures of $46.4 million, which included:
•	$42.2 million for acquisitions of interests in practice-based ASCs;

•	$3.4 million for new or replacement property at existing surgery centers, including $160,000 in new capital leases; and

•	$1.0 million for surgery centers under development.
Our cash flow from operations was sufficient to fund approximately 40% of our cash obligations for our acquisition and development activity, and we received approximately $32,000 from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our obligations. At March 31, 2007, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.7 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the three months ended March 31, 2007, notes receivables decreased by approximately $431,000, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at March 31, 2007 was $6.0 million.
During the three months ended March 31, 2007, we had net borrowings on long-term debt of $24.2 million. At March 31, 2007, we had $138.5 million outstanding under our revolving credit facility which permits us to borrow up to $200.0 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at March 31, 2007. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -(continued)
by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
During the three months ended March 31, 2007, we received approximately $3.9 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $880,000.
At March 31, 2007, we had contingent purchase price obligations relating to five of our acquisitions in 2006 and 2007 dependent upon final rulemaking by CMS related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ASCs (see “– Sources of Revenues”). Until the final rules are effective, we will make bi-annual installment payments beginning July 2008 through December 2013, not to exceed aggregate purchase price payments of approximately $2,700,000. We intend to fund these obligations through additional borrowings of long-term debt. These contingent liabilities are not reflected as liabilities in our consolidated balance sheet as of March 31, 2007 and are described in note 5 to the unaudited consolidated financial statements.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board, or FASB, issued FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Upon adoption of FIN No. 48, we established a tax reserve of approximately $634,000 through a cumulative reduction to beginning retained earnings and expect to add to the tax reserve through income tax expense approximately $224,000 by the end of fiscal 2007.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 157 on our financial statements and note disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and note disclosures.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2007. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Part II

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibits

11	Earnings Per Share

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.
Date: May 4, 2007	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)