Form 10-Q
period 2007-06-30
AMSURG CORP
filed 2007-08-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐       No ☑
     As of August 3, 2007 there were outstanding 30,844,784 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
June 30, 2007 (unaudited) and December 31, 2006
(Dollars in thousands)

	June 30,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$18,430	$20,083
Accounts receivable, net of allowance of $6,997 and $6,628, respectively	57,812	51,546
Supplies inventory	6,130	6,183
Deferred income taxes	1,560	915
Prepaid and other current assets	16,401	15,276

Total current assets	100,333	94,003

Long-term receivables and other assets	3,622	4,091
Property and equipment, net	91,517	89,175
Intangible assets, net	454,049	402,763

Total assets	$649,521	$590,032

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,099	$3,367
Accounts payable	8,422	11,098
Accrued salaries and benefits	11,443	11,534
Other accrued liabilities	2,037	1,413

Total current liabilities	26,001	27,412

Long-term debt	135,233	123,948
Deferred income taxes	39,081	39,350
Other long-term liabilities	15,930	3,873
Minority interest	56,131	52,341
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 30,575,111 and 29,933,932 shares outstanding, respectively	157,487	143,077
Accumulated other comprehensive income, net of income taxes	(72)	(470)
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainty in income taxes	219,730	200,501

Total shareholders’ equity	377,145	343,108

Total liabilities and shareholders’ equity	$649,521	$590,032

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2007 and 2006
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$131,726	$118,518	$258,921	$230,742

Operating expenses:
Salaries and benefits	38,098	34,311	76,431	68,741
Supply cost	15,105	14,148	29,633	26,831
Other operating expenses	27,968	22,734	52,816	44,138
Depreciation and amortization	4,743	4,287	9,437	8,419

Total operating expenses	85,914	75,480	168,317	148,129

Operating income	45,812	43,038	90,604	82,613

Minority interest	25,998	24,505	51,331	48,134
Interest expense, net of interest income	2,197	2,046	4,684	3,745

Earnings from continuing operations before income taxes	17,617	16,487	34,589	30,734

Income tax expense	6,604	6,463	13,347	12,048

Net earnings from continuing operations	11,013	10,024	21,242	18,686

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	32	80	80	143
Gain on disposal of discontinued interest in surgery center, net of income tax expense	147	—	147	—

Net earnings from discontinued operations	179	80	227	143

Net earnings	$11,192	$10,104	$21,469	$18,829

Basic earnings per common share:
Net earnings from continuing operations	$0.36	$0.34	$0.70	$0.63
Net earnings	$0.37	$0.34	$0.71	$0.63

Diluted earnings per common share:
Net earnings from continuing operations	$0.35	$0.33	$0.69	$0.62
Net earnings	$0.36	$0.33	$0.70	$0.62

Weighted average number of shares and share equivalents outstanding:
Basic	30,541	29,794	30,294	29,744
Diluted	31,085	30,472	30,795	30,345
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2007 and 2006
(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$21,469	$18,829
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	51,331	48,134
Distributions to minority partners	(49,352)	(45,673)
Share-based compensation	2,272	4,041
Depreciation and amortization	9,327	8,419
Deferred income taxes	3,410	2,301
Excess tax benefit from share-based compensation	(1,924)	(934)
Net loss on sale and impairment of long-lived assets	1,066	—
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,193)	(3,244)
Supplies inventory	208	(231)
Prepaid and other current assets	627	422
Accounts payable	(2,381)	(1,567)
Accrued expenses and other liabilities	1,596	3,430
Other, net	12	(15)

Net cash flows provided by operating activities	33,468	33,912

Cash flows from investing activities:
Acquisition of interests in surgery centers	(48,867)	(25,670)
Acquisition of property and equipment	(10,202)	(10,156)
Proceeds from sale of surgery center	1,659	—
Decrease in long-term receivables	1,071	1,094

Net cash flows used in investing activities	(56,339)	(34,732)

Cash flows from financing activities:
Proceeds from long-term borrowings	55,269	58,011
Repayment on long-term borrowings	(44,609)	(62,757)
Proceeds from issuance of common stock upon exercise of stock options	8,608	1,701
Proceeds from capital contributions by minority partners	32	114
Excess tax benefit from share-based compensation	1,924	934
Financing cost incurred	(6)	(1)

Net cash flows provided by (used in) financing activities	21,218	(1,998)

Net decrease in cash and cash equivalents	(1,653)	(2,818)
Cash and cash equivalents, beginning of period	20,083	20,496

Cash and cash equivalents, end of period	$18,430	$17,678

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate practice-based ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority partners are referred to herein as partnerships and partners, respectively.
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
These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
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

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2007 and December 31, 2006 reflect allowances for contractual adjustments of $66,922,000 and $63,721,000, respectively, and allowances for bad debt expense of $6,997,000 and $6,628,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the six months ended June 30, 2007 and 2006, the Company derived approximately 33% and 34%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Share-Based Compensation
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 vest four years from the grant date. Options have a term of ten years from the date of grant. At June 30, 2007, 1,970,807 shares were authorized for grant and 1,369,362 shares were available for future option grants. Options outstanding and exercisable under these stock option plans as of June 30, 2007 and stock option activity for the six months ended June 30, 2007 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2006	4,589,532	$20.46	7.1
Options granted	360,293	22.81
Options exercised with aggregate intrinsic value of $2,744,000	(562,841)	15.29
Options terminated	(46,775)	23.79

Outstanding at June 30, 2007 with aggregate intrinsic value of $14,011,000	4,340,209	$21.29	7.0

Exercisable at June 30, 2007 with aggregate intrinsic value of $11,629,000	2,654,136	$20.09	6.1

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at June 30, 2007 exercised their options at the Company’s closing stock price on June 30, 2007.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In the six months ended June 30, 2007, the Company issued 75,322 shares of restricted stock to certain employees under the 2006 Stock Incentive Plan at a fair value of $22.84 per share and 4,473 shares of restricted stock to outside directors at a fair value of $23.49 per share. The fair value of restricted stock was determined based on the closing bid price of the Company’s common stock on the grant date. In addition, 1,457 shares of restricted stock issued to employees at a fair value of $22.84 per share were cancelled during the six months ended June 30, 2007. At June 30, 2007, 77,974 shares of unvested restricted stock were outstanding, including 4,109 shares issued to outside directors. The granted shares of restricted stock vest four years from the date of grant for all employees then in service. Granted shares of restricted stock to outside directors vest two years from the date of grant and are restricted from trading for five years from the date of grant.
The Company accounts for share-based payment transactions in which the Company receives employee and non-employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment (Revised 2004).” The Company recorded share-based expense of $1,156,000 and $1,467,000 in the three months ended June 30, 2007 and 2006, respectively, and $2,272,000 and $4,041,000 in the six months ended June 30, 2007 and 2006, respectively.
The Company, using the Black-Scholes option pricing model for all stock options awards on the date of grant, applied the following assumptions (no awards were made during the three months ended June 30, 2007):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Applied assumptions:
Weighted average fair value of options at the date of grant	—	$8.11	$8.61	$7.65
Dividends	—	—	—	—
Expected term/life of options in years	—	4.1	4.8	4.1
Forfeiture rate	—	13.5%	0.1%	11.1%
Average risk-free interest rate	—	5.0%	4.8%	4.6%
Volatility rate	—	37.3%	34.4%	37.8%
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
(5) Acquisitions and Dispositions
During the six months ended June 30, 2007, the Company, through three wholly owned subsidiaries and in eight separate transactions, acquired majority interests in nine physician practice-based surgery centers. The aggregate amount paid for the acquisition and other acquisition costs was approximately $48,867,000, which was funded by borrowings under the Company’s credit facility and purchase price payable of $4,600,000, a component of other long-term liabilities, paid in July 2007.
At June 30, 2007, the Company had contingent purchase price obligations relating to six acquisitions completed in 2006 and 2007. These obligations were dependent upon final rulemaking by The Centers for Medicare and Medicaid Services (“CMS”) related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. On July 16, 2007, CMS announced a final rule to be effective January 1, 2008 based on payment rates to be finalized in November 2007. As of June 30, 2007, the Company recognized additional purchase price payable of approximately $1,200,000 in other long-term liabilities related to the

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
additional contingent purchase price payable that the Company estimates it will be required to pay once the rule is effective.
During 2007, the Company sold its interest in a surgery center following management’s assessment of the limited growth opportunities at the center. The results of operations of the center have been classified as discontinued operations and the 2006 periods have been restated. Results of operations of the combined discontinued surgery centers for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Revenues	$315	$1,436	$734	$2,846
Earnings before income taxes	53	132	132	235
Net earnings	32	80	80	143
(6) Intangible Assets
Amortizable intangible assets at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,509	$1,613	$896	$2,503	$1,503	$1,000
Agreements not to compete	1,000	1,000	—	1,000	1,000	—

Total amortizable intangible assets	$3,509	$2,613	$896	$3,503	$2,503	$1,000

Estimated amortization of intangible assets for the remainder of 2007 and the following five years is $112,000, $224,000, $224,000, $223,000, $112,000 and $1,000, respectively.
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2007	2006	2007	2006

Balance, beginning of period	$438,756	$371,381	$397,147	$347,424
Goodwill acquired (adjusted) during period	10,315	(19)	51,924	23,938
Goodwill disposed during period	(1,051)	—	(1,051)	—

Balance, end of period	$448,020	$371,362	$448,020	$371,362

At June 30, 2007 and December 31, 2006, other non-amortizable intangible assets related to non-compete arrangements were $5,133,000 and $4,616,000, respectively.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $200,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At June 30, 2007, the Company had $125,500,000 outstanding under its revolving credit facility and was in compliance with all covenants.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $119,000, is included as part of other long-term liabilities and represents the estimated amount the Company would have paid as of June 30, 2007 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase of $522,000 and $398,000, net of income taxes, in the fair value of the interest rate swap agreement during the three and six months ended June 30, 2007, respectively, was recognized in accumulated other comprehensive loss. An increase of $176,000, net of income taxes, in the fair value of the interest rate swap agreement during the three and six months ended June 30, 2006, respectively, was recognized in accumulated other comprehensive loss.
(8) Impairment of Long-lived Assets
During the three and six months ended June 30, 2007, the Company recorded in other operating expenses a charge of approximately $1,000,000 for an impairment of long-lived assets associated with real estate held and used by one of its surgery centers. The surgery center anticipates selling and relocating its facility by 2008, and the impairment charge was necessary in order to record the property while held and used at its fair value based on recent comparable property sales within the center’s market.
(9) Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the adoption date, the Company had no unrecognized benefits that, if recognized, would affect its effective tax rate. Except for a cumulative adjustment in accordance with FIN No. 48, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. Approximately $1,100,000 of accrued interest was established as a FIN No. 48 liability on January 1, 2007 through a tax affected adjustment to beginning retained earnings of $634,000. Additionally, as of January 1, 2007, the Company reclassified approximately $4,900,000 from long-term deferred tax liability to other long-term liabilities to reflect the amount of its tax-effected unrecognized benefits.

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
(10) Commitments and Contingencies
The Company and its partnerships are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its partnerships. Management is not aware of any claims against the Company or its partnerships which would have a material financial impact.
The Company’s wholly owned subsidiaries, as general partners in the Company’s limited partnerships, are responsible for all debts incurred but unpaid by the limited partnerships. As manager of the operations of the limited partnership, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of June 30, 2007.
(11) Recent Accounting Pronouncements
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
(12) Subsequent Events
In July and August 2007, the Company, through a wholly owned subsidiary and in separate transactions, acquired majority interests in two ambulatory surgery centers for approximately $12,100,000.

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
Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under “Item 1A. — Risk Factors,” as well as other unknown risks and uncertainties:
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
We develop, acquire and operate practice-based ambulatory surgery centers, or ASCs, in partnership with physician practice groups. As of June 30, 2007, we owned a majority interest (51% or greater) in 165 surgery centers. The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the three and six months ended June 30, 2007 and 2006. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Centers in operation, beginning of the period	163	153	156	149
New center acquisitions placed in operation.	2	—	9	3
New development centers placed in operation.	1	—	1	1
Centers sold	(1)	—	(1)	—

Centers in operation, end of the period	165	153	165	153

Centers under development, end of period	4	4	4	4
Development centers awaiting regulatory approval, end of period	—	3	—	3
Average number of continuing centers in operation, during period	163	153	163	153
Centers under letter of intent, end of period	8	2	8	2
Of the continuing surgery centers in operation at June 30, 2007, 114 centers performed gastrointestinal endoscopy procedures, 38 centers performed ophthalmology surgery procedures, five centers performed orthopedic procedures and eight centers performed procedures in more than one specialty. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the acquisition and development of additional practice-based ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2007 include the acquisition or development of 18 to 20 surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
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
Practice-based ASCs, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 33% and 34% of our revenues in the six months ended June 30, 2007 and 2006, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures beginning in 2007. This act negatively impacts the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology ASCs, the result of which will be an approximately $0.03 reduction in our net earnings per diluted share for 2007. We believe the after-cataract laser surgery procedure is the only procedure performed in significant numbers in our centers for which the current reimbursement rate exceeds the Medicare hospital outpatient development fee schedule amount.
On July 16, 2007, the Centers for Medicare and Medicaid Services, or CMS, announced a final rule to revise the payment system for services provided in ASCs. The key points of the final rule as it relates to us are:
•	CMS’s estimate that the revised ASC rates would be 65% of the corresponding rates of the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008;

•	an annual increase in the ASC rates beginning in 2010 based on the consumer price index; and

•	an expansion of the list of procedures that can be performed in an ASC.
The final rule will result in a significant reduction in the reimbursement rates for gastroenterology procedures, which make up approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Based on our 2007 procedure mix, payor mix and volume, we estimate the proposed rule would reduce our net earnings per diluted share in 2008 by approximately $0.04 to $0.05 and our net earnings per diluted share in 2009 by approximately $0.04 to $0.05. After 2009, we believe the impact will be nominal.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. We expect our annual same-center revenue growth to be 3% to 4% in 2007. Our 2007 same-center group, comprised of 146 centers, had revenue growth of 3% in the three and six months ended June 30, 2007.
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
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	28.9	29.0	29.5	29.8
Supply cost	11.5	11.9	11.5	11.6
Other operating expenses	21.2	19.2	20.4	19.1
Depreciation and amortization	3.6	3.6	3.6	3.7

Total operating expenses	65.2	63.7	65.0	64.2

Operating income	34.8	36.3	35.0	35.8

Minority interest	19.7	20.7	19.8	20.9
Interest expense, net of interest income	1.7	1.7	1.8	1.6

Earnings from continuing operations before income taxes	13.4	13.9	13.4	13.3

Income tax expense	5.0	5.4	5.2	5.2

Net earnings from continuing operations	8.4	8.5	8.2	8.1

Net earnings from discontinued operations	0.1	—	0.1	0.1

Net earnings	8.5%	8.5%	8.3%	8.2%

Revenues increased $13.2 million and $28.2 million, or 11% and 12%, to $131.7 million and $258.9 million in the three and six months ended June 30, 2007, respectively, from $118.5 million and $230.7 million in the comparable 2006 periods. The additional revenues resulted primarily from:
•	nine centers acquired in the six months ended June 30, 2007, which generated $6.2 million and $11.6 million in revenues during the three and six months ended June 30, 2007, respectively;

•	nine centers acquired or opened in the last two quarters of 2006, which contributed $4.5 million and $12.1 million of additional revenues due to having a full period of operations in the three and six months ended June 30, 2007; and

•	$2.3 million and $4.2 million of revenue growth for the three and six months ended June 30, 2007, respectively, recognized by our 2007 same-center group, reflecting a 3% increase in both periods presented, primarily as a result of procedure growth.
Our procedures increased by 26,010 and 49,298, or 12% in the three and six months ended June 30, 2007, respectively, to 242,290 and 476,248 from 216,280 and 426,950 in the comparable 2006 periods. The difference between our revenue

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
growth and our procedure growth was primarily the result of the change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 14% and 17% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2007 compared to the comparable 2006 periods. We experienced a 1% and 7% decrease in salaries and benefits at our corporate offices during the three and six months ended June 30, 2007, respectively, over the comparable 2006 periods. In 2007, we began issuing fewer annual stock option awards, and issued restricted stock awards to employees for the first time. Those awards vest 100% on the fourth anniversary date of grant. These changes resulted in a reduction in our share-based compensation expense in the three and six months ended June 30, 2007 over the comparable 2006 periods. Salaries and benefits increased in total by 11% during the three and six months ended June 30, 2007, respectively, to $38.1 million and $76.4 million from $34.3 million and $68.7 million over the comparable 2006 periods. Salaries and benefits as a percentage of revenues decreased during the three and six months ended June 30, 2007 over the comparable 2006 periods due to the changes instituted in our share-based compensation.
Supply cost was $15.1 million and $29.6 million in the three and six months ended June 30, 2007, respectively, an increase of $1.0 million and $2.8 million, or 7% and 10%, respectively, over supply cost in the comparable 2006 periods. This increase was primarily the result of additional procedure volume. In addition, our average supply cost per procedure decreased to $62 during the three and six months ended June 30, 2007, respectively, compared to $65 and $63 in the comparable 2006 periods. The increase in the number of gastroenterology surgery centers placed in operation in 2007 resulted in a decrease in supply cost per procedure due to the lower supply cost incurred at these types of centers.
Other operating expenses increased $5.2 million, or 23%, to $28.0 million in the three months ended June 30, 2007 over the comparable 2006 period and $8.7 million, or 20%, to $52.8 million in the six months ended June 30, 2007 over the comparable 2006 period. The additional expense in the three and six months ended June 30, 2007 resulted primarily from:
•	an increase of $3.1 million and $4.0 million in other operating expenses from our 2007 same-center group in the three and six months ended June 30, 2007, respectively, resulting primarily from additional procedure volume and general inflationary cost increases, as well as a $1.3 million impairment charge and property loss incurred at a center that will be relocating its facility during 2008;

•	nine centers acquired during the three and six months ended June 30, 2007, respectively, which resulted in an increase of $1.0 million and $1.9 million, respectively, in other operating expenses; and

•	nine centers acquired or opened during the last two quarters of 2006, which resulted in an increase of $600,000 and $1.7 million in other operating expenses due to having a full period of operations in the three and six months ended June 30, 2007, respectively.
Depreciation and amortization expense increased $500,000 and $1.0 million, or 11% and 12%, in the three and six months ended June 30, 2007, respectively, from the comparable 2006 periods, primarily as a result of centers acquired since June 30, 2006 and the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2007, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2007, we had four centers under development and three centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes for the three and six months ended June 30, 2007 increased $1.5 million and $3.2 million, or 6% and 7%, respectively, from the comparable 2006 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 19.7% and 19.8% in the three and six months ended June 30, 2007, respectively, from 20.7% and 20.9% in the comparable 2006 periods as a result of lower same-center revenue growth.
Interest expense increased approximately $150,000 and $900,000 during the three and six months ended June 30, 2007, or 7% and 25%, respectively, over the comparable 2006 periods, primarily due to additional long-term debt outstanding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
during the three and six months ended June 30, 2007 resulting from acquisition activity. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $6.6 million and $13.3 million in the three and six months ended June 30, 2007, respectively, compared to $6.5 million and $12.0 million in the comparable 2006 periods. Our effective tax rate in the three and six months ended June 30, 2007 was 37.5% and 38.6%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during the three and six months ended June 30, 2007, we incurred additional income tax expense of $99,000 and $189,000, respectively, related to FIN No. 48. We estimate that the adoption of FIN No. 48 will result in additional income tax expense of approximately $224,000 for the full year ended December 31, 2007. In addition, we recognized an additional tax benefit of approximately $400,000 in the three and six months ended
June 30, 2007 associated with the recognition of a capital loss carryforward. We anticipate that our overall effective tax rate for the remainder of 2007 will be approximately 39.2%. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2007, we sold our ownership interest in a surgery center. The results of operation of the center have been classified as discontinued operations in the 2007 period. The net earnings derived from the operations of the discontinued surgery center in the six months ended June 30, 2006 were $80,000.
Liquidity and Capital Resources
At June 30, 2007, we had working capital of $74.3 million compared to $66.6 million at December 31, 2006. Operating activities for the six months ended June 30, 2007 generated $32.5 million in cash flow from operations compared to $33.9 million in 2006. The decrease in operating cash flow activity resulted primarily from the payment of a higher amount of accrued bonuses from the prior fiscal year during the six months ended June 30, 2007 compared to the comparable 2006 period. Cash and cash equivalents at June 30, 2007 and December 31, 2006 were $18.4 million and $20.1 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2007 and December 31, 2006, our accounts receivable represented 39 and 40 days of revenue outstanding, respectively.
During the six months ended June 30, 2007, we had total capital expenditures of $58.1 million, which included:
•	$48.9 million for acquisitions of interests in practice-based ASCs;

•	$7.8 million for new or replacement property at existing surgery centers, including $460,000 in new capital leases; and

•	$1.9 million for surgery centers under development.
Our cash flow from operations was approximately 57% of our cash payments for acquisition and development activity, and we received approximately $32,000 from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our obligations. At June 30, 2007, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

During the six months ended June 30, 2007, notes receivables decreased by approximately $1.1 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at June 30, 2007 was $5.4 million.
During the six months ended June 30, 2007, we had net borrowings on long-term debt of $10.7 million. At June 30, 2007, we had $125.5 million outstanding under our revolving credit facility which permits us to borrow up to $200.0 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at June 30, 2007. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
During the six months ended June 30, 2007, we received approximately $8.6 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.9 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2007, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by approximately $800,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2007. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures.
          Not applicable.
Part II
Item 1. Legal Proceedings.
               Not applicable.
Item 1A. Risk Factors.
               Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
               Not applicable.
Item 3. Defaults Upon Senior Securities.
               Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     At our Annual Meeting of Shareholders held on May 17, 2007, the following members were elected to the Board of Directors for the terms set forth below:

	Term	Votes	Votes
	Expires	For	Withheld

James A. Deal, Class I Director	2010	26,847,137	1,563,302
Steven I. Geringer, Class I Director	2010	27,039,666	1,370,773
Claire M. Gulmi, Class I Director	2010	24,144,034	4,266,405
     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his or her term expires:

Term
Expires

Henry D. Herr, Class II Director	2008
Kevin P. Lavender, Class II Director	2008
Ken P. McDonald, Class II Director	2008
Thomas G. Cigarran, Class III Director	2009
Debora A. Guthrie, Class III Director	2009
Bergein F. Overholt, M.D., Class III Director	2009

Item 4. Submission of Matters to a Vote of Security Holders — (continued)

Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes	Votes
	For	Against	Withheld	Abstained

Approval of certain amendments to the AmSurg Corp. 2006 Stock Incentive Plan	23,436,258	3,554,762	1,407,124	12,295

Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2007	28,047,043	358,480	—	4,916
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

AMSURG CORP.
Date: August 6, 2007	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer (Principal Financial, Accounting and Duly Authorized Officer)