Form 10-Q
period 2007-09-30
AMSURG CORP
filed 2007-11-02
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Yes ☐     No ☑
     As of November 1, 2007 there were outstanding 31,079,356 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
September 30, 2007 (unaudited) and December 31, 2006
(Dollars in thousands)

	September 30,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$19,922	$20,083
Accounts receivable, net of allowance of $7,429 and $6,628, respectively	60,415	51,546
Supplies inventory	6,248	6,183
Deferred income taxes	1,468	915
Prepaid and other current assets	16,745	15,276

Total current assets	104,798	94,003

Long-term receivables and other assets	2,763	4,091
Property and equipment, net	96,138	89,175
Intangible assets, net	483,597	402,763

Total assets	$687,296	$590,032

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,139	$3,367
Accounts payable	10,876	11,098
Accrued salaries and benefits	13,780	11,534
Other accrued liabilities	2,736	1,413

Total current liabilities	31,531	27,412

Long-term debt	149,989	123,948
Deferred income taxes	41,205	39,350
Other long-term liabilities	12,812	3,873
Minority interest	58,523	52,341
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value, 70,000,000 shares authorized, 30,862,480 and 29,933,932 shares outstanding, respectively	164,136	143,077
Accumulated other comprehensive loss, net of income taxes	(752)	(470)
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainty in income taxes	229,852	200,501

Total shareholders’ equity	393,236	343,108

Total liabilities and shareholders’ equity	$687,296	$590,032

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2007 and 2006
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$132,103	$113,546	$390,198	$343,260

Operating expenses:
Salaries and benefits	38,988	33,757	115,169	102,288
Supply cost	15,514	13,004	44,970	39,631
Other operating expenses	26,694	22,987	79,262	66,850
Depreciation and amortization	4,874	4,303	14,286	12,698

Total operating expenses	86,070	74,051	253,687	221,467

Operating income	46,033	39,495	136,511	121,793

Minority interest	26,003	22,137	77,292	70,117
Interest expense, net of interest income	2,215	1,924	6,899	5,669

Earnings from continuing operations before income taxes	17,815	15,434	52,320	46,007

Income tax expense	6,916	6,050	20,230	18,035

Net earnings from continuing operations	10,899	9,384	32,090	27,972

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax (benefit) expense	(204)	34	(73)	275
Loss on disposal of discontinued interest in surgery centers, net of income tax benefit	(705)	(56)	(558)	(56)

Net (loss) earnings from discontinued operations	(909)	(22)	(631)	219

Net earnings	$9,990	$9,362	$31,459	$28,191

Basic earnings per common share:
Net earnings from continuing operations	$0.35	$0.31	$1.05	$0.94
Net earnings	$0.32	$0.31	$1.03	$0.95

Diluted earnings per common share:
Net earnings from continuing operations	$0.35	$0.31	$1.04	$0.92
Net earnings	$0.32	$0.31	$1.02	$0.93

Weighted average number of shares and share equivalents outstanding:
Basic	30,778	29,875	30,455	29,787
Diluted	31,175	30,423	30,922	30,371
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2007 and 2006
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$31,459	$28,191
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	77,292	70,117
Distributions to minority partners	(75,305)	(66,793)
Share-based compensation	3,324	5,513
Depreciation and amortization	14,286	12,698
Deferred income taxes	6,180	3,843
Excess tax benefit from share-based compensation	(2,809)	(1,052)
Net loss on sale and impairment of long-lived assets	1,518	91
Decrease (increase) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,598)	(3,511)
Supplies inventory	223	(208)
Prepaid and other current assets	1,218	656
Accounts payable	(341)	(958)
Accrued expenses and other liabilities	4,398	5,595
Other, net	(282)	15

Net cash flows provided by operating activities	56,563	54,197

Cash flows from investing activities:
Acquisition of interests in surgery centers	(84,769)	(49,811)
Acquisition of property and equipment	(16,533)	(13,603)
Proceeds from sale of surgery center	1,885	597
Decrease in long-term receivables	1,918	1,943

Net cash flows used in investing activities	(97,499)	(60,874)

Cash flows from financing activities:
Proceeds from long-term borrowings	91,264	86,176
Repayment on long-term borrowings	(66,897)	(82,266)
Proceeds from issuance of common stock upon exercise of stock options	13,452	2,790
Proceeds from capital contributions by minority partners	154	139
Excess tax benefit from share-based compensation	2,809	1,052
Financing cost incurred	(7)	(399)

Net cash flows provided by financing activities	40,775	7,492

Net (decrease) increase in cash and cash equivalents	(161)	815
Cash and cash equivalents, beginning of period	20,083	20,496

Cash and cash equivalents, end of period	$19,922	$21,311

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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at September 30, 2007 and December 31, 2006 reflect allowances for contractual adjustments of $70,329,000 and $63,721,000, respectively, and allowances for bad debt expense of $7,429,000 and $6,628,000, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the nine months ended September 30, 2007 and 2006, the Company derived approximately 33% and 34%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Share-Based Compensation
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 vest four years from the grant date. Options have a term of ten years from the date of grant. At September 30, 2007, 1,991,031 shares were authorized for grant and 1,497,221 shares were available for future option grants. Options outstanding and exercisable under these stock option plans as of September 30, 2007 and stock option activity for the nine months ended September 30, 2007 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2006	4,589,532	$20.46	7.1
Options granted	360,293	22.81
Options exercised with aggregate intrinsic value of $7,639,000	(851,242)	15.80
Options terminated	(176,288)	23.16

Outstanding at September 30, 2007 with aggregate intrinsic value of $9,292,000	3,922,295	$21.57	6.9

Exercisable at September 30, 2007 with aggregate intrinsic value of $8,139,000	1,387,922	$20.58	6.0

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at September 30, 2007 exercised their options at the Company’s closing stock price on September 30, 2007.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In the nine months ended September 30, 2007, the Company issued 75,322 shares of restricted stock to certain employees under the 2006 Stock Incentive Plan at a fair value of $22.84 per share, which vest four years from the date of grant for all employees then in service, and 4,473 shares of restricted stock to outside directors at a fair value of $23.49 per share, which vest over two years from the date of grant and are restricted from trading for five years from the date of grant. The fair value of restricted stock was determined based on the closing bid price of the Company’s common stock on the grant date. In addition, 2,489 shares of restricted stock issued to employees at a fair value of $22.84 per share were cancelled during the nine months ended September 30, 2007. At September 30, 2007, 76,942 shares of unvested restricted stock were outstanding, including 4,109 shares issued to outside directors.
The Company accounts for share-based payment transactions in which the Company receives employee and non-employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment (Revised 2004).” The Company recorded share-based expense of $1,052,000 and $1,472,000 in the three months ended September 30, 2007 and 2006, respectively, and $3,324,000 and $5,513,000 in the nine months ended September 30, 2007 and 2006, respectively.
The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, applied the following assumptions (no awards were made during the three months ended September 30, 2007):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007		2006

Applied assumptions:
Weighted average fair value of options at the date of grant	—	$7.8	3	$8.6	1	$7.6	6
Dividends	—	—		—		—
Expected term/life of options in years	—	3.5		4.8		4.1
Forfeiture rate	—	13.5%		0.1%		11.2%
Average risk-free interest rate	—	5.0%		4.8%		4.6%
Volatility rate	—	37.1%		34.4%		37.7%
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
(5) Acquisitions and Dispositions
During the nine months ended September 30, 2007, the Company, through five wholly owned subsidiaries and in 14 separate transactions, acquired majority interests in 15 physician practice-based surgery centers. The aggregate amount paid for the acquisition and other acquisition costs was approximately $84,769,000, which was funded primarily by borrowings under the Company’s credit facility.
At September 30, 2007, the Company had contingent purchase price obligations relating to seven acquisitions completed in 2006 and 2007. These obligations were dependent upon final rulemaking by The Centers for Medicare and Medicaid Services (“CMS”) related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. On July 16, 2007, CMS announced a final rule to be effective January 1, 2008 based on payment rates to be finalized in November 2007. As of September 30, 2007, the Company recognized additional purchase price payable of approximately $1,425,000 in other long-term

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
liabilities related to the additional contingent purchase price payable that the Company estimates it will be required to pay once the rule is effective.
During 2007, the Company sold its interest in a surgery center and closed a surgery center, following management’s assessment of the limited growth opportunities at these centers. The results of operations of the centers have been classified as discontinued operations and the 2006 periods have been restated. Results of operations of the combined discontinued surgery centers for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$4	$1,539	$1,564	$5,414
(Loss) earnings before income taxes	(335)	57	(119)	453
Net (loss) earnings	(204)	34	(73)	275
(6) Intangible Assets
Amortizable intangible assets at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,510	$1,669	$841	$2,503	$1,503	$1,000
Agreements not to compete	1,000	1,000	—	1,000	1,000	—

Total amortizable intangible assets	$3,510	$2,669	$841	$3,503	$2,503	$1,000

Estimated amortization of intangible assets for the remainder of 2007 and the following five years is $57,000, $224,000, $224,000, $223,000, $112,000 and $1,000, respectively.
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$448,020	$371,362	$397,147	$347,424
Goodwill acquired (adjusted) during period	27,910	20,360	79,834	44,298
Goodwill disposed during period	(207)	(721)	(1,258)	(721)

Balance, end of period	$475,723	$391,001	$475,723	$391,001

At September 30, 2007 and December 31, 2006, other non-amortizable intangible assets related to non-compete arrangements were $7,033,000 and $4,616,000, respectively.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(7) Long-term Debt
The Company’s revolving credit facility, as amended on October 29, 2007, permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At September 30, 2007, the Company had $139,500,000 outstanding under its revolving credit facility and was in compliance with all covenants.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $1,236,000, is included as part of other long-term liabilities and represents the estimated amount the Company would have paid as of September 30, 2007 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. A decrease of $679,000 and $282,000, net of income taxes, in the fair value of the interest rate swap agreement was recognized in accumulated other comprehensive loss during the three and nine months ended September 30, 2007, respectively. A decrease of $704,000 and $528,000, net of income taxes, in the fair value of the interest rate swap agreement was recognized in accumulated other comprehensive loss during the three and nine months ended September 30, 2006, respectively.
(8) Impairment of Long-lived Assets
During the nine months ended September 30, 2007, the Company recorded in other operating expenses a charge of approximately $1,000,000 for an impairment of long-lived assets associated with real estate held and used by one of its surgery centers. The surgery center anticipates selling and relocating its facility by 2008, and the impairment charge was necessary in order to record the property while held and used at its fair value based on recent comparable property sales within the center’s market.
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
The Company’s wholly owned subsidiaries, as general partners in the Company’s limited partnerships, are responsible for all debts incurred but unpaid by the limited partnerships. As manager of the operations of the limited partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in each partnership or operating agreement. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of September 30, 2007.
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
(12) Subsequent Events
In October 2007, the Company, through a wholly owned subsidiary and in separate transactions, acquired majority interests in three physician practice-based ambulatory surgery centers for approximately $11,800,000.

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
We develop, acquire and operate practice-based ambulatory surgery centers, or ASCs, in partnership with physician practice groups. As of September 30, 2007, we owned a majority interest (51% or greater) in 170 surgery centers. The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the three and nine months ended September 30, 2007 and 2006. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician group partner to develop the center.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Centers in operation, beginning of the period	165	153	156	149
New center acquisitions placed in operation	6	4	15	7
New development centers placed in operation	—	—	1	1
Centers disposed	(1)	(1)	(2)	(1)

Centers in operation, end of the period	170	156	170	156

Centers under development, end of period	4	4	4	4
Development centers awaiting regulatory approval, end of period	—	3	—	3
Centers held for sale, end of period (1)	—	3	—	3
Average number of continuing centers in operation, during period	167	150	167	149
Centers under letter of intent, end of period	3	2	3	2

(1)	We completed the disposition in October 2006.
Of the continuing surgery centers in operation at September 30, 2007, 120 centers performed gastrointestinal endoscopy procedures, 37 centers performed ophthalmology surgery procedures, eight centers performed procedures in more than one specialty and five centers performed orthopedic procedures. The other partner or member in each limited partnership or limited liability company is generally an entity owned by physicians who perform procedures at the center. We intend to expand primarily through the acquisition and development of additional practice-based ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2007 include the acquisition or development of 20 to 22 surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
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
Practice-based ASCs, such as those in which we own a majority interest, depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors, as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. We derived approximately 33% and 34% of our revenues in the nine months

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
ended September 30, 2007 and 2006, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of the associated medical practice of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. We expect our annual same-center revenue growth to be 3% to 4% in 2007. Our 2007 same-center group, comprised of 145 centers, had revenue growth of 5% and 4% in the three and nine months ended September 30, 2007, respectively.
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
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.5	29.7	29.5	29.8
Supply cost	11.8	11.5	11.5	11.5
Other operating expenses	20.2	20.2	20.3	19.5
Depreciation and amortization	3.7	3.8	3.7	3.7

Total operating expenses	65.2	65.2	65.0	64.5

Operating income	34.8	34.8	35.0	35.5

Minority interest	19.7	19.5	19.8	20.4
Interest expense, net of interest income	1.6	1.7	1.8	1.7

Earnings from continuing operations before income taxes	13.5	13.6	13.4	13.4

Income tax expense	5.2	5.3	5.2	5.3

Net earnings from continuing operations	8.3	8.3	8.2	8.1

Net (loss) earnings from discontinued operations	(0.7)	—	(0.1)	0.1

Net earnings	7.6%	8.3%	8.1%	8.2%

Revenues increased $18.6 million and $46.9 million, or 16% and 14%, to $132.1 million and $390.2 million in the three and nine months ended September 30, 2007, respectively, from $113.5 million and $343.3 million in the comparable 2006 periods. The additional revenues resulted primarily from:
•	15 centers acquired in the nine months ended September 30, 2007, which generated $10.0 million and $21.6 million in revenues during the three and nine months ended September 30, 2007, respectively;

•	eight centers acquired or opened throughout 2006, which generated $3.7 million and $15.8 million of additional revenues due to having a full period of operations in the three and nine months ended September 30, 2007, respectively; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
•	$5.2 million and $9.3 million of revenue growth for the three and nine months ended September 30, 2007, respectively, recognized by our 2007 same-center group, reflecting a 5% and 4% increase, respectively, primarily as a result of procedure growth.
Our procedures increased by 39,831 and 89,553, or 19% and 14%, in the three and nine months ended September 30, 2007, respectively, to 246,939 and 721,953 in the three and nine months ended September 30, 2007, respectively, from 207,108 and 632,400 in the comparable 2006 periods. The difference between our revenue growth and our procedure growth was primarily the result of the change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 15% and 16% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2007, respectively, compared to the comparable 2006 periods. We experienced a 19% increase in salaries and benefits at our corporate offices during the three months ended September 30, 2007 over the comparable 2006 period. The increase in the corporate office salaries and benefits in the three months ended September 30, 2007 was primarily due to the additional corporate staff needed to manage our additional centers in operation during the period. Corporate salaries and benefits remained consistent in the nine months ended September 30, 2007, over the comparable 2006 period. In 2007, we began issuing fewer annual stock option awards, and issued restricted stock awards to employees for the first time. Those awards vest 100% on the fourth anniversary date of grant for all employees then in service. These changes resulted in a reduction in our share-based compensation expense in the three and nine months ended September 30, 2007 over the comparable 2006 periods thus offsetting the impact of additional corporate staff needed to manage our additional centers in operation. Salaries and benefits increased in total by 15% and 13% during the three and nine months ended September 30, 2007, respectively, to $39.0 million and $115.2 million from $33.8 million and $102.3 million in the comparable 2006 periods. Salaries and benefits as a percentage of revenues decreased during the three and nine months ended September 30, 2007 over the comparable 2006 periods due in part to the changes instituted in our share-based compensation.
Supply cost was $15.5 million and $45.0 million in the three and nine months ended September 30, 2007, respectively, an increase of $2.5 million and $5.3 million, or 19% and 13%, respectively, over supply cost in the comparable 2006 periods. This increase was primarily the result of additional procedure volume. During the three months ended September 30, 2007, our average supply cost per procedure remained unchanged compared to June 30, 2006. Our average supply cost per procedure decreased to $62 during the nine months ended September 30, 2007 compared to $63 in the comparable 2006 period. The increase in the number of gastroenterology surgery centers in operation in 2007 over 2006 resulted in a decrease in average supply cost per procedure due to the lower supply cost incurred at these types of centers.
Other operating expenses increased $3.7 million, or 16%, to $26.7 million in the three months ended September 30, 2007 over the comparable 2006 period and $12.4 million, or 19%, to $79.3 million in the nine months ended September 30, 2007 over the comparable 2006 period. The additional expense in the three and nine months ended September 30, 2007 resulted primarily from:
•	an increase of $1.1 million and $5.0 million in other operating expenses from our 2007 same-center group in the three and nine months ended September 30, 2007, respectively, resulting primarily from additional procedure volume and general inflationary cost increases, as well as a $1.3 million impairment charge and property loss incurred in the nine-month period at a center that will be relocating its facility during 2008;

•	15 centers acquired during the three and nine months ended September 30, 2007, respectively, which resulted in an increase of $1.9 million and $3.8 million, respectively, in other operating expenses; and

•	eight centers acquired or opened in 2006, which resulted in an increase of $500,000 and $2.2 million in other operating expenses due to having a full period of operations in the three and nine months ended September 30, 2007, respectively.
Depreciation and amortization expense increased $571,000 and $1.6 million, or 13%, in the three and nine months ended September 30, 2007, respectively, from the comparable 2006 periods, primarily as a result of centers acquired since September 30, 2006 and the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2007, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At September 30, 2007, we had four centers under development and three centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes for the three and nine months ended September 30, 2007 increased $3.9 million and $7.2 million, or 17% and 10%, respectively, from the comparable 2006 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained reasonably consistent in the three months ended September 30, 2007 from the comparable 2006 period. During the nine months ended September 30, 2007, minority interest as a percentage of revenues decreased to 19.8% from 20.4% in the comparable 2006 period as a result of lower same-center revenue growth and the impact of the impairment charge and property loss incurred at a center in the 2007 period.
Interest expense increased approximately $290,000 and $1.2 million during the three and nine months ended September 30, 2007, or 15% and 22%, respectively, over the comparable 2006 periods, primarily due to additional long-term debt outstanding during the three and nine months ended September 30, 2007 resulting from acquisition activity. See “ — Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $6.9 million and $20.2 million in the three and nine months ended September 30, 2007, respectively, compared to $6.1 million and $18.0 million in the comparable 2006 periods. Our effective tax rate in the three and nine months ended September 30, 2007 was 38.8% and 38.7%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35.0%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during the three and nine months ended September 30, 2007, we incurred a tax benefit of $67,000 and additional income tax expense of $122,000, respectively, related to FIN No. 48. We estimate that the adoption of FIN No. 48 will result in additional income tax expense of approximately $224,000 for the full year ended December 31, 2007. In addition, we recognized an additional tax benefit of approximately $400,000 in the nine months ended September 30, 2007 associated with the recognition of a capital loss carryforward. We anticipate that our overall effective tax rate for the remainder of 2007 will be approximately 39.2% of earnings from continuing operations. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2007, we sold our ownership interest in a surgery center and closed a surgery center. The results of operation of the centers have been classified as discontinued operations in all periods present. The net loss derived from the operations and disposition of the discontinued surgery centers in the three and nine months ended September 30, 2007 was $909,000 and $631,000, respectively.
Liquidity and Capital Resources
At September 30, 2007, we had working capital of $73.3 million compared to $66.6 million at December 31, 2006. Operating activities for the nine months ended September 30, 2007 generated $56.6 million in cash flow from operations compared to $54.2 million in the nine months ended September 30, 2006. The increase in operating cash flow activity resulted primarily from higher net earnings as of September 30, 2007, compared to the 2006 period. Cash and cash equivalents at September 30, 2007 and December 31, 2006 were $19.9 million and $20.1 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written-off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
ensure that such allowances are adequate. At September 30, 2007 and December 31, 2006, our accounts receivable represented 38 and 40 days of revenue outstanding, respectively.
During the nine months ended September 30, 2007, we had total capital expenditures of $101.9 million, which included:
•	$84.8 million for acquisitions of interests in practice-based ASCs;

•	$13.4 million for new or replacement property at existing surgery centers, including $590,000 in new capital leases; and

•	$3.7 million for surgery centers under development.
Our cash flow from operations was approximately 56% of our cash payments for acquisition and development activity, and we received approximately $154,000 from capital contributions of our minority partners to fund their proportionate share of development activity. At September 30, 2007, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $6.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the nine months ended September 30, 2007, notes receivables decreased by approximately $1.9 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at September 30, 2007 was $4.8 million.
During the nine months ended September 30, 2007, we had net borrowings on long-term debt of $24.4 million. At September 30, 2007, we had $139.5 million outstanding under our revolving credit facility. We expanded our credit facility on October 29, 2007 to increase our maximum borrowing capacity from $200 million to $300 million. We may use our credit facility to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at September 30, 2007. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
During the nine months ended September 30, 2007, we received approximately $13.5 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $2.8 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2007, a 100 basis point interest rate change would impact the pre-tax net income and cash flow by approximately $900,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2007. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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

AMSURG CORP.
Date: November 2, 2007	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and Chief Financial Officer (Principal Financial, Accounting and Duly Authorized Officer)