Form 10-K
period 2007-12-31
AMSURG CORP
filed 2008-02-27
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 000-22217
AMSURG CORP.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	62-1493316 (I.R.S. Employer Identification No.)

20 Burton Hills Boulevard, Nashville, TN (Address of Principal Executive Offices)	37215 (Zip Code)
(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, no par value (Title of class)
Nasdaq Global Select Market

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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of February 26, 2008, 31,376,890 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2007 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2007) was approximately $726,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007

i

Part I
Item 1. Business
Our company was formed in 1992 for the purpose of developing, acquiring and operating ambulatory surgery centers, or ASCs, in partnership with physicians throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the specialty medical practice of a physician group partner’s office. Each of our surgery centers provides a narrow range of high volume, lower-risk surgical procedures and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals for similar services performed on an outpatient basis. As of December 31, 2007, we owned a majority interest in 176 surgery centers in 32 states and the District of Columbia, two centers under development and one center awaiting state regulatory approval of its development. In addition, we acquired a majority interest in two surgery centers effective as of January 1, 2008.
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
According to the Centers for Medicare and Medicaid Services, or CMS, there were approximately 4,900 Medicare-certified ASCs as of December 31, 2007. Company analysis indicates that approximately 65% of ASCs are single specialty, with the remaining 35% multi-specialty. Among the single specialty centers, approximately 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopedic surgery, ear, nose and throat, or ENT, and urology while the remainder are in specialties such as plastic surgery, podiatry and pain management. We believe approximately 50% of single specialty ASCs and approximately 25% of multi-specialty ASCs are independently owned.
We believe that the following factors have contributed to the growth of ambulatory surgery:
Cost-Effective Alternative. Ambulatory surgery is generally less expensive than hospital-based surgery. We believe that surgery performed at an ASC is generally less expensive than hospital-based ambulatory surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.
Physician and Patient Preference. We believe that many physicians prefer ASCs because these centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, hospital outpatient departments generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in an ASC because their patients prefer the simplified admissions and discharge procedures and the less institutional atmosphere.
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

Item 1. Business — (continued)
Strategy
We believe we are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:
•	selectively acquire both single-specialty ASCs and muti-specialty ASCs with substantial minority physician ownership;

•	develop new ASCs in partnership with physicians; and

•	grow revenues and profitability at our existing surgery centers.
Currently, approximately ninety percent of our centers are single-specialty, specializing in gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopedics or enterology. We believe the aging demographics of the U.S. population will be a source of procedure growth for these specialties.
Acquisition and Development of Surgery Centers
We operate both single-specialty and multi-specialty ASCs. Our single-specialty ASCs are outpatient surgery centers generally equipped and staffed for a single medical specialty and are typically located in or adjacent to a physician group practice. We have targeted ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopedic procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. Our multi-specialty ASCs are equipped and staffed to perform general surgical procedures, as well as procedures in more than one of the specialties listed above.
Our development staff identifies existing centers that are potential acquisition candidates and identifies physicians that are potential partners for new center development in the medical specialties we have targeted. These candidates are then evaluated against our project criteria, which include:
•	quality of the physicians and their growth opportunities in their market;

•	the number of procedures currently being performed by the physicians;

•	competition from and the fees being charged by other surgical providers;

•	relative competitive market position of the physicians under consideration; and

•	the ability to contract with payors in the market and state certificate of need, or CON, requirements for the development of a new center.
We begin our acquisition process with a due diligence review of the target center and its market. We use experienced teams of operations and financial personnel to conduct a thorough review of all aspects of the center’s operations, including the following:
•	market position of the center and the physicians affiliated with the center;

•	payor and case mix;

•	growth opportunities;

•	staffing and supply review;

•	equipment assessment; and

•	opportunities for operational efficiencies.
In presenting the advantages to physicians of developing a new ASC in partnership with us, our development staff emphasizes the proximity of a surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers, including contracting with vendors and third-party payors. In a development project, we provide services, such as financial feasibility pro forma analysis; site selection; financing for construction, equipment and buildout; and architectural oversight. Capital contributed by the physicians and AmSurg plus debt financing provides the funds necessary to construct and equip a new surgery center and provide initial working capital.

Item 1. Business — (continued)
As part of each acquisition or development transaction, we form a limited partnership or limited liability company and enter into a limited partnership agreement or operating agreement with our physician minority partners. We generally own 51% of the limited partnerships or limited liability companies. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, we are generally liable for the debts of the limited partnership. However, the limited partnership agreement requires the physician partners to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership.
We manage each limited partnership and limited liability company and oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the limited partnership or limited liability company may lease certain non-physician personnel from the physician partners, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the physician partners by the limited partnership or limited liability company.
Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.
Substantially all of the limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the minority interests of our physician partners. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having expertise in healthcare law and whom both parties choose. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “— Government Regulation.”
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
Growth in the number of physicians performing procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians that use the centers through:
•	advising the physicians affiliated with the ASCs in recruiting new physicians to their practices;

•	identifying additional physicians or physician practices to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use excess capacity at the ASCs.
We also work with our partners to plan for the retirement or departure of physicians that utilize our ASCs.
Obtaining new or more favorable managed care contracts. Maintaining access to physicians and patients through third-party payor contracts is important to the successful operation of our ASCs. We have a dedicated business

Item 1. Business — (continued)
development team that is responsible for negotiating contracts with third-party payors. They are responsible for obtaining new contracts for our ASCs with payors that do not currently contract with us and negotiating increased reimbursement rates pursuant to existing contracts.
Marketing our centers to referring physicians, payors and patients. We seek to increase procedure volume at our ASCs by:
•	marketing our ASCs to referring physicians emphasizing the quality and high patient satisfaction and lower cost at our ASCs;

•	increasing awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including local marketing programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures; and

•	communicating with existing patients regarding follow-up procedures through care coordination programs.
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
Surgery Center Operations
The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet. Our single-specialty ASCs are generally located adjacent to or in close proximity to our physician partners’ offices. The size of our typical multi-specialty ASC is approximately 5,000 to 10,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners. Our surgery centers perform an average of approximately 6,000 procedures per year, though there is a wide range among centers from a low of approximately 1,200 procedures per year to a high of 18,000 procedures per year. Our cost of developing a typical surgery center is approximately $2.5 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2007, 123 of our centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, five centers performed orthopedic procedures and 12 centers were multi-specialty centers. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, some of whom may be shared with our physician partners. The clinical staff includes nurses and surgical technicians.
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

Item 1. Business — (continued)
Accreditation
Many managed care organizations in certain markets will only contract with a facility that is accredited by either the Joint Commission or the Accreditation Association for Ambulatory Health Care, or AAAHC. In these markets, we generally seek and obtain these accreditations. Currently, 38% of our surgery centers are accredited by the Joint Commission or AAAHC, and eight of our surgery centers are scheduled for initial accreditation surveys during 2008. All of the accredited centers have received three-year certifications.
Surgery Center Locations
The following table sets forth certain information relating to our surgery centers as of December 31, 2007:

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	5
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Naples, Florida	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Orthopedic, Ophthalmology	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Ophthalmology	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Bloomfield, Connecticut	Ophthalmology	July 2001	1

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Lawrenceville, New Jersey	Orthopedic	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Akron, Ohio	Gastroenterology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Weslaco, Texas	Ophthalmology	September 2002	2
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Ocala, Florida	Ophthalmology	June 2005	3
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3
Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Towson, Maryland	Gastroenterology	August 2006	2
Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3
South Bend, Indiana	Gastroenterology	January 2007	4
Lancaster, Pennsylvania	Gastroenterology	January 2007	2
Silver Spring, Maryland	Gastroenterology	January 2007	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Rockville, Maryland	Gastroenterology	January 2007	3
New Orleans, Louisiana	Gastroenterology	January 2007	2
Marrero, Louisiana	Gastroenterology	January 2007	2
Metairie, Louisiana	Gastroenterology	January 2007	3
Tom’s River, New Jersey	Gastroenterology	May 2007	2
Pottsville, Pennsylvania	Gastroenterology	June 2007	3
Memphis, Tennessee	Gastroenterology	July 2007	4
Kissimmee, Florida	Gastroenterology	July 2007	1
Glendora, California	Gastroenterology	August 2007	4
Mesquite, Texas	Gastroenterology	August 2007	2
Conroe, Texas	Gastroenterology	August 2007	4
Altamonte Springs, Florida	Gastroenterology	September 2007	3
New Port Richey, Florida	Multispecialty	October 2007	3
Glendale, Arizona	Gastroenterology	October 2007	3
Orlando, Florida	Gastroenterology	October 2007	1
San Diego, California	Multispecialty	November 2007	4
Poway, California	Multispecialty	November 2007	2
Baton Rouge, Louisiana	Gastroenterology	December 2007	10

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Tarzana, California	Gastroenterology	July 1994	3
Beaumont, Texas	Gastroenterology	October 1994	5
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Minneapolis, Minnesota	Gastroenterology	November 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Multispecialty	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopedic	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Columbus, Ohio	Gastroenterology	February 2004	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Los Alamos, New Mexico	Gastroenterology	March 2005	1
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Gastroenterology	November 2005	3
Port Huron, Michigan	Orthopedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3
San Antonio, Texas	Gastroenterology	May 2007	3
Raleigh, North Carolina	Gastroenterology	November 2007	4
El Dorado, Arkansas	Multispecialty	December 2007	2

			489

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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 34%, 35% and 35% of our revenues in the years ended December 31, 2007, 2006 and 2005, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ASCs and physicians in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from third-party payors.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures beginning in 2007. This act negatively impacted the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which was an approximate $0.03 reduction in our net earnings per diluted share for 2007.

Item 1. Business — (continued)
On July 16, 2007, CMS announced revisions to the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs will be paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008; and

•	an annual increase in the ASC rates beginning in 2010 based on the consumer price index.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Based on our 2007 procedure mix, payor mix and volume, we estimate the revised payment system will reduce our net earnings per diluted share in both 2008 and 2009 by $0.05. After 2009, we believe the impact of the revised payment system will be nominal.
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
Competition
We encounter competition in three separate areas: competition with other companies for acquisitions of existing centers, competition for joint venture development of new centers and competition with other providers for physicians to utilize our centers, patients and managed care contracts in each of our markets.
Competition for Center Acquisitions. There are several public and private companies that may compete with us for the acquisition of existing ASCs. These competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.
Competition for Joint Venture Development of Centers. We believe that we do not have a direct corporate competitor in the development of single-specialty ASCs across the specialties of gastroenterology and ophthalmology. There are, however, several publicly and privately held companies that develop multi-specialty surgery centers, and these companies may compete with us in the development of multi-specialty centers. Further, an increasing number of physicians are developing surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small equity interest or no equity interest in the ongoing operations of the center.
Competition for Physicians to Utilize our Centers, Patients and Managed Care Contracts. We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. Hospitals have begun to employ physicians or groups of physicians in certain markets. We believe that our surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to hospitals and surgery centers with which we compete.
Government Regulation
The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation affects our business activities by controlling our growth, requiring licensure

Item 1. Business — (continued)
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
State licensing of ASCs is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians, and many states impose licensing requirements on facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.
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
On August 31, 2007, CMS released a proposed rule that would revise the conditions for coverage for ASCs. Specifically, the proposed rule would revise three existing conditions for coverage: (1) governing body and management; (2) evaluation of quality, which would be renamed quality assessment and performance improvement; and (3) laboratory and radiology services. The proposed rule would also add three new conditions for coverage; (i) patient rights; (ii) infection control; and (iii) patient admission, assessment and discharge. These additional conditions for coverage would increase information collection requirements and other administrative obligations for ASCs. We believe that the majority of our centers currently meet these proposed requirements. In addition, CMS may finalize additional requirements that mandate changes to the operations of ASCs.
Medicare-Medicaid Fraud and Abuse Provisions. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount

Item 1. Business — (continued)
claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business. DHHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include safe harbors for investments in certain types of ASCs. The limited partnerships and limited liability companies that own our surgery centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.
The Office of Inspector General, or OIG, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ASC joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute. In October 2007, the OIG reached a similar conclusion in an advisory opinion regarding a potential investment by optometrists in an ASC owned jointly by ophthalmologists and a hospital. The OIG determined that ownership by optometrists could potentially violate the federal anti-kickback statute because the optometrists could not personally perform procedures referred to the surgery center.
Although these advisory opinions are not binding on any entity other than the parties who submitted the requests, we believe that these advisory opinions provide us with some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners. Substantially all of our joint ventures are distinguishable from the joint ventures described in the advisory opinions because, among other things, our physician investors are generally surgeons who not only refer their patients to the surgery centers but also personally perform the surgical procedures.
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

Item 1. Business — (continued)
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
In 2002, 2004 and 2007, final regulations issued under phases one, two and three, respectively, of the Stark Law rulemaking process became effective. Under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. In addition, the Stark Law contains an exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine the full effect of the regulations.

Item 1. Business — (continued)
On November 1, 2007, CMS issued a final rule that, among other things, expanded the so-called ASC exemption to the Stark Law effective January 1, 2008 by excluding from the definition of “radiology and certain other imaging services” any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day). Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are “covered as ancillary services” under the revised ASC payment system. These drugs include those furnished during the immediate postoperative recovery period to a patient to reduce suffering from nausea or pain. The Stark Law prohibition will continue to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home. CMS cautioned, however, that only those radiology, imaging and outpatient prescription drug items and services that are integral to an ASC procedure and performed on the same day as the covered surgical procedure will quality for the ASC exemption.
In addition, several states in which we operate have self-referral statutes similar to the Stark Law. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes. However, the Stark Law and similar state statutes are subject to different interpretations. For example, a New Jersey State court recently issued an opinion interpreting the New Jersey self-referral statute to prohibit referrals by physicians to ASCs in which they or their family members have a substantial financial interest. There is legislation pending in the New Jersey legislature to reverse the impact of the court’s opinion. See “Item 1A. Risk Factors — We may be already impacted by judicial, regulatory and legislative developments in New Jersey.” Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.
The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law also constitute violations of the federal False Claims Act. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. We are currently not aware of any actions against us under the False Claims Act. Under the federal Deficit Reduction Act of 2005 (“DEFRA”), every entity that receives at least $5.0 million annually in Medicaid payments must have established, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.
A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. DEFRA creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act. We are currently not aware of any actions against us under any state laws.
Healthcare Industry Investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.

Item 1. Business — (continued)
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
Privacy Requirements and Administrative Simplification. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. DHHS has adopted health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA that extensively regulate the use and disclosure of individually identifiable health-related information. In addition, DHHS has adopted security regulations that require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider receive and use a National Provider Identifier. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.
Obligations to Buy Out Physician Partners. Under many of our agreements with physician partners, we are obligated to purchase the interests of the physicians at an amount as determined by a predefined formula, as specified in the limited partnership and operating agreements, in the event that their continued ownership of interests in the limited partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners or, if they cannot concur, by a nationally recognized law firm with expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the law or regulation causing such prohibition.
Employees
As of December 31, 2007, we and our affiliated entities employed approximately 2,150 persons, approximately 1,450 of whom were full-time employees and 700 of whom were part-time employees. Of our employees, 236 were employed at our headquarters in Nashville, Tennessee. In addition, we lease approximately 900 full-time employees and 650 part-time employees from our associated physician practices. None of these employees is represented by a union. We believe our relationships with our employees to be good.
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

Item 1. Business — (continued)
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
We depend on payments from third-party payors, including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 34% of our revenues in 2007 from U.S. government healthcare programs, primarily Medicare. Effective January 1, 2008, Medicare implemented a new payment system that significantly reduced the reimbursement rates for certain types of procedures performed in our ASCs, including gastroenterology procedures, which comprise approximately 75% of the procedures performed by our ASCs. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins or profitability.
Our business would be adversely affected if we fail to maintain good relationships with the physician partners who use our surgery centers. Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians. Our physician partners perform procedures at other facilities or hospitals, are not required to use our surgery centers and may choose not to perform procedures at our surgery centers. In addition, from time to time we may have disputes with physicians who use or own interests in our surgery centers. Our revenues and profitability would be adversely affected if a physician or group of physicians stopped using or reduced their use of our surgery centers. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.
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

Item 1A. Risk Factors — (continued)
If we are unable to increase procedure volume at our existing centers, our operating margins and profitability could be adversely affected. Our growth strategy includes increasing our revenues and earnings by increasing the number of procedures performed at our surgery centers. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the procedure volume of our surgery centers and generate increased revenue to offset increases in our operating costs. We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs and increasing patient and physician awareness of our centers. We can give you no assurances that we will be successful at increasing procedure volumes or maintaining current revenues and operating margins at our centers.
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
If we do not have sufficient capital resources to complete acquisitions and develop new surgery centers, our growth and results of operations could be adversely affected. We will need capital to acquire, develop, integrate, operate and expand surgery centers. We may finance future acquisition and development projects through debt or equity financings. To the extent that we undertake these financings, our shareholders may experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted. Our credit facility requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance with those covenants. We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.
If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected. The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. Hospitals have begun employing physicians or groups of physicians in certain markets. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, and may have or may develop new technologies or services that are attractive to physicians or patients. In each of our markets there are hospitals and other healthcare providers with established relationships with physicians and payors. Exclusion from participation in a managed care contract in a specific location could result in material reductions in patient volume and revenues to our surgery centers.
There are several large companies and divisions or subsidiaries of companies that develop and acquire surgery centers, and these companies may compete with us in the development and acquisition of centers. Further, many physician groups develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small or no equity interest in the ongoing operations of the center. We can give you no assurances that we can compete effectively in any of these areas.
We operate a significant number of surgery centers in Florida, which makes us sensitive to weather and other factors in Florida. At December 31, 2007, 32 of the 176 surgery centers we operated were located in the State of Florida. This concentration makes us particularly sensitive to adverse weather conditions and other factors that affect the State of Florida. In prior years, the results of operations of our surgery centers in Florida have been adversely impacted by hurricanes, which caused disruption of patient scheduling, displacement of our patients, employees and physician partners and forced certain of our surgery centers temporarily to close. Our future financial and operating results may be adversely affected by weather and other factors affecting the State of Florida, as well as other geographic regions in which we operate.

Item 1A. Risk Factors — (continued)
We may be adversely impacted by judicial, regulatory and legislative developments in the State of New Jersey. We currently operate six surgery centers in the State of New Jersey. In November 2007, a New Jersey state court issued an opinion interpreting the New Jersey self-referral law to prohibit referrals by physicians to ASCs in which they or members of their family have a substantial financial interest. The parties to the lawsuit have appealed the court’s decision. In response to the opinion of the New Jersey state court, the New Jersey State Board of Medical Examiners issued proposed regulations in January 2008 that clarify the circumstances under which a physician may own an ownership interest in an ASC without violating the New Jersey self-referral statute. The proposed regulations would prohibit physicians from owning ASCs in partnership with companies such as us. The proposed regulations are expected to be published for public comment in the near term and are not currently effective.
As a result of these judicial and regulatory developments, there is legislation currently pending in the New Jersey legislature to amend the New Jersey self-referral law to, among other things, permit physician ownership of surgery centers to which they refer patients and perform procedures and permit physicians to own surgery centers in partnership with companies such as us. We can give you no assurances regarding the ultimate resolution of the pending lawsuit, whether and in what form the proposed regulations will become effective or the substance or effect of any legislation approved by the New Jersey legislature regarding the New Jersey self-referral law. Upon the ultimate resolution of these issues, our physician partners may be prohibited from owning interests in our New Jersey ASCs or we may be required to restructure our operations in the State of New Jersey or purchase the ownership interests in our New Jersey ASCs held by our physician partners. We cannot assure you that any such restructuring or purchase would not have a material adverse effect upon us, our results of operations, or the results of operations of our ASCs located in New Jersey.
If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our surgery centers;

•	CON approvals and other regulations affecting the construction or acquisition of centers, capital expenditures or the addition of services;

•	the adequacy of medical care, equipment, personnel, and operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers, including appropriate treatment of overpayments and credit balances;

•	privacy and security of individually identifiable health information; and

•	environmental protection.
If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. CMS has recently proposed additional conditions for coverage that ASCs must meet to enroll and remain enrolled in Medicare. In addition, a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting free-standing ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us or reduce the demand for our services.
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

Item 1A. Risk Factors — (continued)
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
DHHS has published regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the “surgery centers,” “investment interest” and “personal services and management contracts” safe harbors. The structure of the limited partnerships and limited liability companies operating our surgery centers, as well as our various business arrangements involving physician group practices, does not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute. In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.
In addition to the anti-kickback statute, HIPAA provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, DEFRA creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.
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
If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who are minority owners of the surgery centers. Substantially all of our limited partnership and operating agreements provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the minority interests of our physician partners. The regulatory changes that could trigger such obligations include changes that:
•	make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal;

•	create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies to the affiliated physicians will be illegal; or

•	cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal.

Item 1A. Risk Factors — (continued)
The cost of repurchasing these minority interests would be substantial if a triggering event were to result in simultaneous purchase obligations at a substantial number or at all of our surgery centers. The purchase price to be paid in such event would be determined by a predefined formula, as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these minority interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. While we believe physician ownership of ASCs as structured within our limited partnerships and limited liability companies is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. From time to time, the issue of physician ownership in ASCs is considered by some state legislatures and regulatory agencies.
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
We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2007 contained an intangible asset designated as goodwill totaling $546.9 million. Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The IRS may challenge tax deductions for certain acquired goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of ASCs. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations that continue to call into question the deductibility of goodwill purchased in transactions structured

Item 1A. Risk Factors — (continued)
similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in ASCs so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and could subject us to interest and penalties.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 44,000 square feet of office space, which we lease from a third party pursuant to an agreement that expires in 2014. We have the option to renew our lease for two additional terms of five years following the expiration of the current term. We also lease office space for our regional offices in Coral Gables, Florida, Tempe, Arizona, Dallas, Texas and Berwyn, Pennsylvania. Our affiliated limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2007, 174 leased space ranging from 1,000 to 24,000 square feet, with expected remaining lease terms ranging from one to twenty-five years. Two centers in operation at December 31, 2007 are located in buildings owned by our limited partnership or limited liability company that operates the surgery center.
Item 3. Legal Proceedings
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the persons serving as executive officers of AmSurg as of December 31, 2007. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	43	Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President — West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.

Claire M. Gulmi	54	Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

David L. Manning	58	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development and Assistant Secretary from April 1992 to February 2006.

Royce D. Harrell	62	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.

Billie A. Payne	56	Senior Vice President of Operations since December 2007; Vice President of Operations from March 1998 to December 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2006 and 2007, as reported on the Nasdaq Global Select Market.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2006:
High	$23.99	$27.00	$25.45	$23.91
Low	$20.61	$22.18	$19.68	$19.94

2007:
High	$26.28	$25.25	$26.79	$28.00
Low	$21.63	$22.76	$21.93	$22.60
At February 26, 2008, there were approximately 3,300 holders of our common stock, including 253 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Presently, the declaration of dividends is prohibited by a covenant in our credit facility.

Item 6. Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands, except per share data)

Consolidated Statement of Earnings Data:

Revenues	$531,085	$455,869	$378,451	$317,943	$269,909
Operating expenses	345,020	295,083	239,286	195,905	168,100

Operating income	186,065	160,786	139,165	122,038	101,809
Minority interest	105,003	92,001	76,898	66,591	56,206
Interest and other expenses	9,777	7,665	4,121	1,945	1,429

Earnings from continuing operations before income taxes	71,285	61,120	58,146	53,502	44,174
Income tax expense	27,734	23,733	22,794	21,169	17,670

Net earnings from continuing operations	43,551	37,387	35,352	32,333	26,504
Earnings from operations of discontinued interests in surgery centers, net of income tax	294	815	785	1,775	3,622
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax	330	(463)	(986)	5,598	—

Net earnings	$44,175	$37,739	$35,151	$39,706	$30,126

Basic earnings per common share:
Net earnings from continuing operations	$1.42	$1.25	$1.20	$1.08	$0.88
Net earnings	$1.44	$1.27	$1.19	$1.33	$1.00

Diluted earnings per common share:
Net earnings from continuing operations	$1.40	$1.23	$1.17	$1.06	$0.86
Net earnings	$1.42	$1.24	$1.17	$1.30	$0.98

Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	30,619	29,822	29,573	29,895	30,139
Diluted	31,102	30,398	30,147	30,507	30,666

Operating and Other Financial Data:

Continuing centers at end of year	176	152	141	117	102
Procedures performed during year	980,858	838,514	719,890	589,915	505,907
Same-center revenue increase	4%	5%	3%	4%	7%
Cash flows provided by operating activities	$79,371	$72,021	$63,421	$55,452	$48,095
Cash flows used in investing activities	(179,368)	(71,794)	(83,308)	(61,660)	(48,384)
Cash flows provided by (used in) financing activities	109,867	(640)	25,391	6,942	1,227

	At December 31,
	2007	2006	2005	2004	2003

			(In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$29,953	$20,083	$20,496	$14,992	$14,258
Working capital	83,792	66,591	61,072	56,302	46,009
Total assets	781,634	590,032	527,816	425,155	356,189
Long-term debt and other long-term liabilities	232,223	127,821	125,712	88,160	53,137
Minority interest	62,006	52,341	47,271	39,710	36,796
Shareholders’ equity	411,225	343,108	294,618	254,149	232,898

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements (all statements other than statements with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in Item 1A. Risk Factors, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in Item 1A. Risk Factors or by other unknown risks and uncertainties.
Overview
We develop, acquire and operate ambulatory surgery centers, or ASCs, in partnership with physicians. As of December 31, 2007, we owned a majority interest (51% or greater) in 176 surgery centers. We acquired a majority interest in two additional ASCs effective as of January 1, 2008. See “— Liquidity and Capital Resources.” The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2007, 2006 and 2005. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the center.

	2007	2006	2005

Centers in operation, beginning of the year	156	149	128
New center acquisitions placed in operation	21	8	17
New development centers placed in operation	3	3	7
Centers disposed	(4)	(4)	(3)

Centers in operation, end of the year	176	156	149

Centers under development, end of the year	2	5	5
Development centers awaiting regulatory approval, end of year	1	—	3
Average number of continuing centers in operation, during year	164	146	128
Centers under letter of intent, end of year	4	10	—
Of the continuing surgery centers in operation at December 31, 2007, 123 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 12 centers performed procedures in multiple specialties and five centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2008 include the acquisition or development of 15 to 17 surgery centers (including the two surgery centers acquired effective as of January 1, 2008) and the achievement of annual same-center revenue growth of 3% to 4%.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 34%, 35% and 35% of our revenues in the years ended December 31, 2007, 2006 and 2005, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, which includes a provision that limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures beginning in 2007. This act negatively impacted the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which was an approximate $0.03 reduction in our net earnings per diluted share for the 2007 fiscal year.
On July 16, 2007, the Centers for Medicare and Medicaid Services, or CMS, announced revisions to the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs will be paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008; and

•	an annual increase in the ASC rates beginning in 2010 based on the consumer price index.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Based on our 2007 procedure mix, payor mix and volume, we estimate the revised payment system will reduce our net earnings per diluted share in 2008 and 2009 by approximately $0.05. After 2009, we believe the impact of the revised payment system on us will be nominal.
Critical Accounting Policies
Our accounting policies are described in note 1 of our consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which our wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and limited liability companies is necessary, as our wholly owned subsidiaries have 51% or more of the financial interest of each entity, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnership or limited liability company and have control of the entity. The responsibilities of our minority partners are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
significant assets or the incurrence of debt that they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.
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
Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2007, 2006 and 2005, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2007 and 2006, net accounts receivable reflected allowances for contractual adjustments of $79.9 million and $63.7 million, respectively, and allowances for bad debt expense of $8.3 million and $6.6 million, respectively. The increase in our contractual allowance is primarily related to allowances established for new centers acquired during 2007. At December 31, 2007 and 2006, we had 38 and 40 days, respectively, outstanding reflected in our gross accounts receivable.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Goodwill. We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which require that goodwill be evaluated for impairment at least on an annual basis. Impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating, as well as one reportable, segment. For impairment testing purposes, our centers each qualify as components of that operating segment. Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit. We completed our annual impairment test as required by SFAS No. 142 as of December 31, 2007, and have determined that it is not necessary to recognize impairment in our goodwill.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. Our 2007 same-center group, comprised of 144 centers, had revenue growth of 4%. Our same-center group in 2008 will be comprised of 159 centers, which constitutes approximately 90% of our total number of centers. We expect our same-center revenue growth to be 3% to 4% in 2008.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.3	29.7	28.4
Supply cost	11.5	11.5	11.1
Other operating expenses	20.5	19.8	19.8
Depreciation and amortization	3.7	3.7	3.9

Total operating expenses	65.0	64.7	63.2

Operating income	35.0	35.3	36.8
Minority interest	19.8	20.2	20.3
Interest expense, net of interest income	1.8	1.7	1.1

Earnings from continuing operations before income taxes	13.4	13.4	15.4

Income tax expense	5.2	5.2	6.0

Net earnings from continuing operations	8.2	8.2	9.4
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	—	0.1	0.2
Gain (loss) on sale of discontinued interests in surgery centers, net of income tax	0.1	—	(0.3)

Net earnings (loss) from discontinued operations	0.1	0.1	(0.1)

Net earnings	8.3%	8.3%	9.3%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues increased $75.2 million, or 16%, to $531.1 million in 2007 from $455.9 million in 2006. Our 2007 revenues were impacted by an approximately $3.0 million reduction in revenue due to the Medicare reimbursement cuts stemming from the Deficit Reduction Act of 2005 (see “— Sources of Revenues”). Our procedures increased by 142,344, or 17%, to 980,858 in 2007 from 838,514 in 2006. The additional revenues resulted primarily from:
•	centers acquired and opened in 2007, which generated $40.8 million in revenues;

•	$19.4 million of revenue growth recognized by our 2007 same-center group, reflecting a 4% increase, primarily as a result of procedure growth; and

•	centers acquired or opened in 2006, which contributed $14.8 million of additional revenues due to having a full period of operations in 2007.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in an 18% increase in salaries and benefits at our surgery centers in 2007. We experienced a 2% increase in salaries and benefits at our corporate offices during 2007 over 2006. The increase in corporate office salaries and benefits was primarily due to additional corporate staff needed to manage our additional centers in operation during 2007, net of lower bonus expense in 2007 versus 2006. Salaries and benefits increased in total by 15% to $155.6 million in 2007 from $135.5 million in 2006. Salaries and benefits as a percentage of revenues decreased in 2007 compared to 2006 due in part to the change from incremental, annual vesting of stock-based awards to cliff vesting of stock-based awards four years following the date of grant.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Supply cost was $61.1 million in 2007, an increase of $8.6 million, or 16%, over supply cost in 2006. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in 2007 was consistent with that experienced in 2006.
Other operating expenses increased $18.7 million, or 21%, to $108.8 million in 2007 from $90.1 million in 2006. The additional expense in the 2007 period resulted primarily from:
•	centers acquired and opened during 2007, which resulted in an increase of $7.5 million in other operating expenses;

•	an increase of $7.0 million in other operating expenses at our 2007 same-center group resulting primarily from additional procedure volume, general inflationary cost increases as well as a $1.3 million impairment charge and property loss incurred at a center that will be relocating its facility during 2008; and

•	centers acquired or opened during 2006, which resulted in an increase of $2.2 million in other operating expenses.
Depreciation and amortization expense increased $2.4 million, or 14%, in 2007 from 2006, primarily as a result of centers acquired since 2006 and the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2008, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At December 31, 2007, we had two centers under development and four centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes in 2007 increased $13.0 million, or 14%, from 2006, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 19.8% in 2007 from 20.2% in 2006, as a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth.
Interest expense increased $2.1 million in 2007, or 28%, from 2006, primarily due to additional long-term debt outstanding during 2007 resulting from our acquisition activities. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $27.7 million in 2007 compared to $23.7 million in 2006. Our effective tax rate in 2007 and 2006 was 38.9% and 38.8%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35.0%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”, or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during 2007, we incurred additional income tax expense of $224,000 related to FIN No. 48. In addition, we recognized an additional tax benefit of approximately $400,000 in 2007 associated with the recognition of a capital loss carryforward. During 2008, we anticipate that our effective tax rate will be approximately 39.5% of earnings from continuing operations before income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2007, we sold our interests in three surgery centers and closed a surgery center, following management’s assessment of limited growth opportunities at these centers. In 2006, we sold our interests in four surgery centers. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax gain for the disposition of discontinued interests in surgery centers of $330,000 during 2007 and an after tax loss for the disposition of discontinued interests in surgery centers of $463,000 for 2006. The net earnings derived from the operations of the discontinued surgery centers were $294,000 and $815,000 during 2007 and 2006, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues increased $77.4 million, or 20%, to $455.9 million in 2006 from $378.5 million in 2005. The additional revenues resulted primarily from:
•	centers acquired or opened in 2005, which contributed $38.2 million of additional revenues due to having a full period of operations in 2006;

•	centers acquired and opened in 2006, which generated $20.5 million in revenues; and

•	$18.7 million of revenue growth by the centers in our 2006 same-center group, reflecting a 5% increase, primarily as a result of procedure growth.
Our procedures increased by 118,624, or 16%, to 838,514 in 2006 from 719,890 in 2005. The difference between our revenue growth and our procedure growth was primarily the result of an increase in our average revenue per procedure because of the increase in the number of orthopedic, eye and multi-specialty centers in operation in 2006 and a change in the mix of procedures in our same-center group.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 22% increase in salaries and benefits at our surgery centers in 2006. We experienced a 60% increase in salaries and benefits at our corporate offices during 2006 over 2005. The increase in corporate office salaries and benefits was primarily due to share-based compensation expense of approximately $7.0 million related to the adoption of SFAS, No. 123R, “Share-Based Payment (Revised 2004),” effective January 1, 2006, increased employee incentive compensation expense for our corporate employees and expense associated with additional corporate employees needed to manage our additional centers in operation during 2006. Salaries and benefits increased in total by 26% to $135.5 million in 2006 from $107.6 million in 2005. Salaries and benefits as a percentage of revenues increased in 2006 over 2005 due to the impact of share-based compensation expense.
Supply cost was $52.4 million in 2006, an increase of $10.6 million, or 25%, over supply cost in 2005. This increase was primarily the result of additional procedure volume. In addition, our average supply cost per procedure increased to $63 in 2006 from $58 in 2005. During 2006, certain surgery centers performed cataract procedures that included a reimbursable presbyopia correcting lens, which has a higher cost and increased our average cost per procedure during 2006 as compared to 2005, during which these types of cataract procedures were not performed. In addition, the increase in the number of orthopedic and multi-specialty centers in operation since 2005 resulted in an increase in supply cost per procedure due to the higher supply cost incurred at these types of centers.
Other operating expenses increased $15.2 million, or 20%, to $90.1 million in 2006 from 2005. The additional expense in the 2006 period resulted primarily from:
•	centers acquired or opened during 2005, which resulted in an increase of $7.6 million in other operating expenses;

•	an increase of $3.8 million in other operating expenses from our 2006 same-center group resulting primarily from additional procedure volume and general inflationary cost increases; and

•	centers acquired or opened during 2006, which resulted in an increase of $3.8 million in other operating expenses.
Depreciation and amortization expense increased $2.1 million, or 14%, in 2006 from 2005, primarily as a result of centers acquired since 2005 and the newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
Minority interest in earnings from continuing operations before income taxes in 2006 increased $15.1 million, or 20%, from 2005, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest remained reasonably consistent between the 2006 and 2005 periods.
Interest expense increased $3.5 million in 2006, or 86%, from 2005, primarily due to additional long-term debt outstanding during 2006 resulting from acquisition activity, as well as an increase in interest rates. See “— Liquidity and Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
We recognized income tax expense from continuing operations of $23.7 million in 2006 compared to $22.8 million in 2005. Our effective tax rate in 2006 and 2005 was 38.8% and 39.2%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35%, primarily due to the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 20% of our overall income tax expense is deferred, which results in a continuing increase in our deferred tax liability, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers. While we continue to recognize this increase in deferred tax liability, beginning in 2006 deferred tax assets established as a result of expensing share-based compensation began to reduce the overall net increase in deferred taxes and net deferred tax liabilities.
During 2006, we sold our interests in four surgery centers. In 2005, we sold our interests in two surgery centers, and one center was rendered non-operational by Hurricane Katrina and was abandoned. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $463,000 and $986,000 during 2006 and 2005, respectively. The net earnings derived from the operations of the discontinued surgery centers were $815,000 and $785,000 during 2006 and 2005, respectively.
Liquidity and Capital Resources
At December 31, 2007, we had working capital of $83.8 million compared to $66.6 million at December 31, 2006. Operating activities for 2007 generated $79.4 million in cash flow from operations compared to $72.0 million in 2006. The increase in operating cash flow activity resulted primarily from higher net earnings in 2007. Cash and cash equivalents at December 31, 2007 and 2006 were $30.0 million and $20.1 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, either electronically or in paper form, usually within several days following the delivery of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense (see “ — Critical Accounting Policies — Allowance for Contractual Adjustments and Bad Debt Expense”). The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2007 and 2006, our accounts receivable represented 38 and 40 days of revenue outstanding, respectively.
During 2007, we had total capital expenditures of $188.2 million, which included:
•	$162.8 million for acquisitions of interests in ASCs;

•	$18.5 million for new or replacement property at existing surgery centers, including $746,000 in new capital leases; and

•	$6.9 million for surgery centers under development.
Our cash flow from operations was approximately 42% of our cash payments for capital expenditures, and we received approximately $480,000 from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our obligations. At December 31, 2007, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During 2007, we received approximately $5.4 million from the sale of our interests in three surgery centers. During 2007, notes receivable decreased by $2.6 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at December 31, 2007 was $4.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
During 2007, we had net borrowings on long-term debt of $88.6 million, and at December 31, 2007, we had $201.0 million outstanding under our revolving credit facility. In October 2007, we amended our credit facility to permit us to borrow up to $300 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2007. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. We incurred approximately $200,000 in deferred financing fees during 2007, primarily associated with the amendment to our credit facility.
During 2007, we received approximately $17.7 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $3.3 million.
At December 31, 2007, we had contingent purchase price obligations of $1.7 million primarily relating to six of our 2007 and 2006 acquisitions dependent upon final rulemaking by CMS related to the revisions to the ASC payment system effective January 1, 2008 (see “— Sources of Revenues”). Such amounts were included in other long-term liabilities at December 31, 2007, and were paid in 2008 through the use of long-term borrowings under our credit facility.
Subsequent to December 31, 2007, through one wholly owned subsidiary and in two separate transactions, we acquired majority interests in two ASCs for an aggregate purchase price of approximately $7.9 million, which was funded by borrowings under our credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following schedule summarizes all of our contractual obligations by period as of December 31, 2007 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$222,410	$4,817	$7,262	$206,065	$4,266
Capital lease obligations, including interest	4,237	2,172	1,521	544	—
Operating leases, including renewal option periods	360,015	26,835	53,097	51,265	228,818
Construction in progress commitments	2,542	2,542	—	—	—
Other long-term obligations (2)	1,715	1,715	—	—	—
Liability for unrecognized tax benefits	5,969	—	5,969	—	—

Total contractual cash obligations	$596,888	$38,081	$67,849	$257,874	$233,084

(1)	Our long-term debt may increase based on future acquisition activity. We may use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.

(2)	Other long-term obligations consist of purchase price commitments that were contingent upon certain events. These obligations were paid in 2008.
In addition, as of February 27, 2008, we had available under our revolving credit facility $106.5 million for acquisition borrowings.
Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing single ASCs, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains or networks of ASCs. Such acquisitions, joint ventures or other opportunities may require additional external financing. We cannot assure you that any required additional external financing will be available, or will be available on terms acceptable to us.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board, or FASB, issued FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Upon adoption of FIN No. 48, we established a tax reserve of approximately $634,000 through a cumulative reduction to beginning retained earnings and added to the tax reserve through income tax expense approximately $224,000 in 2007.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. Once adopted, we anticipate that the goodwill we record in connection with future acquisitions will be significantly greater than the goodwill we currently record under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on our consolidated balance sheet, we record will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on our results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2007, a 100 basis point interest rate change would impact our pre-tax net income and cash flow by approximately $1,600,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk — (continued)
The table below provides information as of December 31, 2007 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Fixed rate	$4,649	$3,001	$2,306	$51,878	$1,521	$2,100	$65,455	$62,879
Average interest rate	7.1%	6.5%	6.5%	5.4%	6.1%	6.1%

Variable rate	$1,132	$1,082	$859	$151,860	$559	$1,656	$157,148	$157,148
Average interest rate	6.2%	6.1%	6.1%	6.0%	6.4%	6.8%
The difference in maturities of long-term obligations and overall increase in total borrowings from 2006 to 2007 principally resulted from our borrowings associated with acquisitions of surgery centers. The average interest rates on these borrowings at December 31, 2007 remained consistent as compared to December 31, 2006.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment,” effective January 1, 2006 and the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109,” effective January 1, 2007, which resulted in the Company changing the method in which it accounts for share-based compensation and uncertainties in income taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2008

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands)

	2007	2006

Assets

Current assets:
Cash and cash equivalents	$29,953	$20,083
Accounts receivable, net of allowance of $8,310 and $6,628, respectively	61,284	51,546
Supplies inventory	6,882	6,183
Deferred income taxes (note 8)	1,354	915
Prepaid and other current assets	18,509	15,276

Total current assets	117,982	94,003

Long-term receivables and other assets (note 2)	1,653	4,091
Property and equipment, net (notes 3, 5 and 6)	104,874	89,175
Intangible assets, net (notes 2 and 4)	557,125	402,763

Total assets	$781,634	$590,032

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (note 5)	$5,781	$3,367
Accounts payable	12,703	11,098
Accrued salaries and benefits	12,415	11,534
Other accrued liabilities	2,291	1,413
Income taxes payable	1,000	—

Total current liabilities	34,190	27,412

Long-term debt (notes 2 and 5)	216,822	123,948
Deferred income taxes (note 8)	41,990	39,350
Other long-term liabilities (note 2 and note 8)	15,401	3,873
Commitments and contingencies (notes 2, 5, 6, 9 and 11)
Minority interest	62,006	52,341
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding (note 7)	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 31,202,629 and 29,933,932 shares outstanding, respectively (note 7)	172,536	143,077
Deferred compensation	(3,916)	—
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainty in income taxes	244,042	200,501
Accumulated other comprehensive loss, net of income taxes (note 5)	(1,437)	(470)

Total shareholders’ equity	411,225	343,108

Total liabilities and shareholders’ equity	$781,634	$590,032

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except earnings per share)

	2007	2006	2005

Revenues	$531,085	$455,869	$378,451

Operating expenses:
Salaries and benefits (note 9)	155,638	135,521	107,577
Supply cost	61,081	52,445	41,883
Other operating expenses (note 9)	108,808	90,066	74,886
Depreciation and amortization	19,493	17,051	14,940

Total operating expenses	345,020	295,083	239,286

Operating income	186,065	160,786	139,165
Minority interest	105,003	92,001	76,898
Interest expense, net of interest income of $535, $568 and $510, respectively	9,777	7,665	4,121

Earnings from continuing operations before income taxes	71,285	61,120	58,146
Income tax expense (note 8)	27,734	23,733	22,794

Net earnings from continuing operations	43,551	37,387	35,352
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	294	815	785
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax expense (benefit)	330	(463)	(986)

Net earnings (loss) from discontinued operations	624	352	(201)

Net earnings	$44,175	$37,739	$35,151

Basic earnings per common share (note 7):
Net earnings from continuing operations	$1.42	$1.25	$1.20
Net earnings	$1.44	$1.27	$1.19

Diluted earnings per common share:
Net earnings from continuing operations	$1.40	$1.23	$1.17
Net earnings	$1.42	$1.24	$1.17

Weighted average number of shares and share equivalents outstanding (note 7):
Basic	30,619	29,822	29,573
Diluted	31,102	30,398	30,147
See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

					Accumulated
					Other
	Common Stock		Deferred	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Loss	Total

Balance at December 31, 2004	29,420	$126,538	$—	$127,611	$—	$254,149
Issuance of common stock	4	83	—	—	—	83
Stock options exercised	265	4,060	—	—	—	4,060
Tax benefit related to exercise of stock options	—	1,175	—	—	—	1,175
Net earnings and comprehensive income	—	—	—	35,151	—	35,151

Balance at December 31, 2005	29,689	131,856	—	162,762	—	294,618
Issuance of common stock	3	87	—	—	—	87
Stock options exercised	242	3,048	—	—	—	3,048
Share-based compensation	—	7,030	—	—	—	7,030
Tax benefit related to exercise of stock options	—	1,056	—	—	—	1,056
Comprehensive income:
Net earnings	—	—	—	37,739	—	37,739
Loss on interest rate swap, net of income tax benefit	—	—	—	—	(470)	(470)

Total comprehensive income	—	—	—	—	—	37,269

Balance at December 31, 2006	29,934	143,077	—	200,501	(470)	343,108
Cumulative adjustment to beginning retained earnings on January 1, 2007	—	—	—	(634)	—	(634)
Issuance of restricted common stock	200	4,616	(4,616)	—	—	—
Deferred compensation amortization	—	—	576	—	—	576
Cancellation of restricted common stock	(5)	(124)	124	—	—	—
Stock options exercised	1,074	17,661	—	—	—	17,661
Share-based compensation	—	3,984	—	—	—	3,984
Tax benefit related to exercise of stock options	—	3,322	—	—	—	3,322
Comprehensive income:
Net earnings	—	—	—	44,175	—	44,175
Loss on interest rate swap, net of income tax benefit	—	—	—	—	(967)	(967)

Total comprehensive income	—	—	—	—	—	43,208

Balance at December 31, 2007	31,203	$172,536	$(3,916)	$244,042	$(1,437)	$411,225

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$44,175	$37,739	$35,151
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	105,003	92,001	76,898
Distributions to minority partners	(103,545)	(90,668)	(75,639)
Depreciation and amortization	19,493	17,051	14,940
Net loss on sale and impairment of long-lived assets	724	92	1,621
Share-based compensation	4,560	7,030	—
Excess tax benefit from share-based compensation	(3,322)	(1,070)	—
Deferred income taxes	8,063	5,918	7,540
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,300)	(1,939)	(4,460)
Supplies inventory	47	(391)	(438)
Prepaid and other current assets	(2,958)	(383)	1,284
Accounts payable	962	1,382	1,923
Accrued expenses and other liabilities	8,128	4,040	2,948
Other, net	341	1,219	1,653

Net cash flows provided by operating activities	79,371	72,021	63,421

Cash flows from investing activities:
Acquisition of interest in surgery centers	(162,777)	(57,029)	(66,079)
Acquisition of property and equipment	(24,640)	(18,468)	(22,777)
Proceeds from sale of interests in surgery centers	5,433	1,076	2,400
Net repayment of long-term receivables	2,616	2,627	3,148

Net cash flows used in investing activities	(179,368)	(71,794)	(83,308)

Cash flows from financing activities:
Proceeds from long-term borrowings	178,316	98,855	108,179
Repayment on long-term borrowings	(89,712)	(103,370)	(87,726)
Net proceeds from issuance of common stock	17,661	3,048	4,060
Proceeds from capital contributions by minority partners	480	177	1,322
Excess tax benefit from share-based compensation	3,322	1,070	—
Financing cost incurred	(200)	(420)	(444)

Net cash flows provided by (used in) financing activities	109,867	(640)	25,391

Net increase (decrease) in cash and cash equivalents	9,870	(413)	5,504
Cash and cash equivalents, beginning of year	20,083	20,496	14,992

Cash and cash equivalents, end of year	$29,953	$20,083	$20,496

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements
1. Summary of Significant Accounting Policies
a. Principles of Consolidation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs and have control of the entities. The responsibilities of the Company’s minority partners (limited partners and minority members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt that they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and minority owners are referred to herein as partnerships and partners, respectively.
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
d. Prepaid and Other Current Assets
At December 31, 2007, prepaid and other current assets were comprised of prepaid insurance expense of $2,714,000, other prepaid expenses of $2,730,000, current portion of notes receivable of $2,708,000, short-term investments of $4,198,000, other current receivables of $5,567,000 and other current assets of $592,000. At December 31, 2006, prepaid and other current assets were comprised of prepaid insurance expense of $2,643,000, prepaid other expenses of $2,385,000, income taxes receivable of $93,000, current portion of notes receivable

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
of $2,761,000, short-term investments of $2,928,000, other current receivables of $3,807,000 and other current assets of $659,000.
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
f. Intangible Assets
Goodwill
The Company applies the provision of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. For impairment testing purposes, the centers qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company completed its annual impairment test as required by SFAS No. 142 as of December 31, 2007, and determined that goodwill was not impaired.
Other Intangible Assets
Other intangible assets consist primarily of deferred financing costs of the Company and certain amortizable and non-amortizable non-compete and customer agreements. Deferred finance costs and amortizable non-compete agreements and customer agreements are amortized over the term of the related debt as interest expense and the contractual term or estimated life (five to ten years) of the agreements as amortization expense, respectively.
g. Other Long-Term Liabilities
Other long-term liabilities is primarily comprised of tax-effected unrecognized benefits (see note 1(j)), negative fair value of interest rate swap and purchase price obligations.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1(n)). During the years ended December 31, 2007, 2006 and 2005, the Company derived approximately 34%, 35% and 35%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
i. Operating Expenses
Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers. Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense of approximately $14,286,000, $11,418,000 and $9,033,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the adoption date, the Company had no unrecognized benefits that, if recognized, would affect its effective tax rate. Except for a cumulative adjustment in accordance with FIN No. 48, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. Approximately $1,101,000 of accrued interest was established as a FIN No. 48 liability on January 1, 2007 through a tax affected adjustment to beginning retained earnings of $634,000. Additionally, as of January 1, 2007, the Company reclassified approximately $4,868,000 from long-term deferred tax liability to other long-term liabilities to reflect the amount of its tax-effected unrecognized benefits.
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
l. Fair Value of Financial Instruments
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. Short-term investments are recorded at fair value of $4,200,000. The fair value of fixed-rate long-term debt, with a carrying value of $65,455,000, is $62,879,000 at December 31, 2007. Management believes that the carrying amounts of variable-rate long-term debt approximate market value, because it believes the terms of its borrowings approximate terms which it would incur currently.

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
SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the company had adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for recognition purposes on its effective date. The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards.”
SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB Opinion No. 25 and related interpretations. This requirement reduced the Company’s net operating cash flows and increased its financing cash flows by $3,322,000 and $1,070,000 for the years ended December 31, 2007 and 2006, respectively.
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
The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward-looking factors where present for each population identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population identified. As required under SFAS No. 123R, the Company will adjust the estimated forfeiture rate to its actual experience. The Company is precluded from paying dividends under its credit facility, and therefore, there is no expected dividend yield.
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2007 and 2006 reflect allowances for contractual adjustments of $79,937,000 and $63,721,000, respectively, and allowance for bad debt expense of $8,310,000 and $6,628,000, respectively.
o. Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. Once adopted, the Company anticipates that the goodwill recorded in connection with future acquisitions will be significantly greater than the goodwill currently recorded under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on the Company’s consolidated balance sheet, will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s results of operations or cash flows.
p. Reclassifications and Restatements
Certain prior year amounts have been restated to reflect discontinued operations as further discussed in note 2(c).

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
2. Acquisitions and Dispositions
a. Acquisitions
The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in 21 and eight surgery centers during 2007 and 2006, respectively. Consideration paid for the acquired interests consisted of cash and purchase price obligations in 2007 and cash in 2006. Total acquisition price and cost in 2007 and 2006 was $162,777,000 and $57,029,000, respectively, of which the Company assigned $156,066,000 and $53,138,000, respectively, to goodwill and other non-amortizable intangible assets. The goodwill is expected to be fully deductible for tax purposes.
At December 31, 2007, the Company had contingent purchase price obligations of $1,715,000, primarily related to six of its 2007 and 2006 acquisitions dependent upon final rulemaking by The Centers for Medicare and Medicaid Services, or CMS, related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. In July 2007, CMS announced a final rule to be effective January 1, 2008. The Company funded the purchase price obligations in January and February 2008 through long-term borrowings under the Company’s credit facility (see note 5). The purchase price obligations have been reflected as other long-term liabilities in the balance sheet.
b. Pro Forma Information
The unaudited consolidated pro forma results for the years ended December 31, 2007 and 2006, assuming all 2007 and 2006 acquisitions had been consummated on January 1, 2006, are as follows (in thousands, except per share data):

	2007	2006

Revenues	$581,100	$552,938
Net earnings from continuing operations	47,360	44,479
Net earnings	47,984	44,831
Net earnings from continuing operations per common share:
Basic	$1.55	$1.49
Diluted	$1.52	$1.46
Net earnings per common share:
Basic	$1.57	$1.50
Diluted	$1.54	$1.47
Weighted average number of shares and share equivalents:
Basic	30,619	29,822
Diluted	31,102	30,398
c. Dispositions
During 2007, the Company sold its interest in three surgery centers and closed a center, recognizing a net after tax gain of $330,000. During 2006, the Company sold its interests in four surgery centers and recognized an after tax loss of $463,000. During 2005, the Company sold its interests in two surgery centers. In addition, one center was rendered non-operational by Hurricane Katrina in August 2005 and was abandoned. The Company recognized a combined after tax loss of $986,000 associated with these three centers, primarily attributable to the center affected by the hurricane. In the aggregate, the Company received $5,433,000 in cash associated with the 2007 transactions, $1,076,000 in cash and a secured note receivable of $108,000 associated with the 2006 transactions and $2,400,000 in cash associated with the 2005 transactions. The Company’s disposition of its interests in the surgery centers in 2007, 2006, and 2005 as described above resulted from management’s assessment of the limited growth opportunities at these centers.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The results of operations of the 11 centers have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

Revenues	$6,362	$11,736	$15,673
Earnings before income taxes	574	1,333	1,290
Net earnings	294	815	785
3. Property and Equipment
Property and equipment at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Land and improvements	$164	$450
Building and improvements	83,745	70,782
Movable equipment	115,944	100,000
Construction in progress	3,431	1,724

	203,284	172,956
Less accumulated depreciation	98,410	83,781

Property and equipment, net	$104,874	$89,175

The Company capitalized interest for continuing centers in the amount of $213,000, $222,000 and $144,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company and its partnerships had unfunded construction and equipment purchases of approximately $2,542,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2007, 2006 and 2005 was $19,516,000, $17,315,000 and $15,635,000, respectively.
4. Intangible Assets
Amortizable intangible assets at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,703	($1,738)	$965	$2,503	($1,503)	$1,000
Customer and non-compete agreements	3,180	(1,218)	1,962	1,000	(1,000)	—

Total amortizable intangible assets	$5,883	($2,956)	$2,927	$3,503	($2,503)	$1,000

Amortization of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $453,000, $349,000 and $371,000, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2007 is $493,000, $493,000, $492,000, $355,000, $220,000 and $874,000.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Balance, beginning of year	$397,147	$347,424
Goodwill acquired during year	153,399	50,445
Goodwill disposed of during year	(3,631)	(722)

Balance, end of year	$546,915	$397,147

At December 31, 2007 and 2006, other non-amortizable intangible assets related to non-compete arrangements was $7,283,000 and $4,616,000, respectively.
5. Long-term Debt
Long-term debt at December 31, 2007 and 2006 was comprised of the following (in thousands):

	2007	2006

$300 million credit agreement at prime, or LIBOR plus 0.50% to 1.50%, or a combination thereof (average rate of 5.77% at December 31, 2007), due July 2011	$201,000	$114,000
Other debt at an average rate of 6.17%, due through 2023	17,786	11,888
Capitalized lease arrangements at an average rate of 8.08%, due through 2012 (see note 6)	3,817	1,427

	222,603	127,315
Less current portion	5,781	3,367

Long-term debt	$216,822	$123,948

The Company’s revolving credit facility, as amended on October 29, 2007, permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At December 31, 2007, the Company had $201,000,000 outstanding under its revolving credit facility and was in compliance with all covenants.
Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $38,794,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.
Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2007 are $5,781,000, $4,083,000, $3,165,000, $203,738,000, $2,080,000 and $3,756,000.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $2,364,000 and is included as part of other long-term liabilities. The value of the swap represents the estimated amount the Company would have paid as of December 31, 2007 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The fair value of the interest rate swap decreased by $967,000 and $470,000, net of income taxes, for the years ended December 31, 2007 and 2006, respectively, and accordingly, accumulated other comprehensive loss, net of income taxes, was $1,437,000 and $470,000 at December 31, 2007 and 2006, respectively.
6. Leases
The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2027. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2008 were as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2008	$2,172	$26,835
2009	921	26,884
2010	600	26,213
2011	389	25,875
2012	155	25,390
Thereafter	—	228,818

Total minimum rentals	4,237	$360,015

Less amounts representing interest at rates ranging from 4.5% to 12.3%	420

Capital lease obligations	$3,817

At December 31, 2007, equipment with a cost of approximately $4,958,000 and accumulated depreciation of approximately $1,024,000 was held under capital lease. The Company and the partners in the partnerships have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $28,003,000, $24,173,000 and $20,402,000, respectively (see note 9).
7. Shareholders’ Equity
a. Shareholder Rights Plan
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

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
b. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2007:
Net earnings from continuing operations per share (basic):	$43,551	30,619	$1.42
Effect of dilutive securities options	—	483

Net earnings from continuing operations (diluted)	$43,551	31,102	$1.40

Net earnings per common share (basic):	$44,175	30,619	$1.44
Effect of dilutive securities options	—	483

Net earnings per common share (diluted)	$44,175	31,102	$1.42

For the year ended December 31, 2006:
Net earnings from continuing operations per share (basic):	$37,387	29,822	$1.25
Effect of dilutive securities options	—	576

Net earnings from continuing operations (diluted)	$37,387	30,398	$1.23

Net earnings per common share (basic):	$37,739	29,822	$1.27
Effect of dilutive securities options	—	576

Net earnings per common share (diluted)	$37,739	30,398	$1.24

For the year ended December 31, 2005:
Net earnings from continuing operations per share (basic):	$35,352	29,573	$1.20
Effect of dilutive securities options	—	574

Net earnings from continuing operations (diluted)	$35,352	30,147	$1.17

Net earnings per common share (basic):	$35,151	29,573	$1.19
Effect of dilutive securities options	—	574

Net earnings per common share (diluted)	$35,151	30,147	$1.17

c. Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors vests over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 vest four years from the grant date. Options have a term of ten years from the date of grant. At December 31, 2007, 2,087,650 shares were authorized for grant and 1,404,893 shares were available for future equity grants, including 350,110 for restricted stock.
In accordance with SFAS No. 123R, the Company recorded share-based expense of $4,560,000 and $7,030,000 in 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $5,729,000, $5,946,000 and $5,105,000, respectively. Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was approximately $17,661,000, $3,048,000 and $4,060,000, respectively, and the actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $3,558,000, $1,147,000 and $1,175,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company had total compensation cost of approximately $8,032,000 related to non-vested awards not yet recognized, which the Company expects to recognize through 2011 and over a weighted-average period of 1.5 years.
A summary of the status of non-vested restricted shares at December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Non-vested shares at January 1, 2007	3,262	$26.19
Shares granted	199,795	23.11
Shares vested	(3,626)	25.27
Shares forfeited	(5,432)	22.84

Non-vested shares at December 31, 2007	193,999	$23.13

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
A summary of stock option activity for the three years ended December 31, 2007 is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at December 31, 2004	3,274,628	$17.68	7.8
Options granted	1,038,353	25.94
Options exercised with total intrinsic value of $2,997,000	(265,216)	15.31
Options terminated	(209,584)	22.31

Outstanding at December 31, 2005	3,838,181	19.82	7.4
Options granted	1,171,532	21.50
Options exercised with total intrinsic value of $2,926,000	(241,883)	12.64
Options terminated	(178,298)	24.09

Outstanding at December 31, 2006	4,589,532	20.46	7.1
Options granted	385,293	22.84
Options exercised with total intrinsic value of $7,639,000	(1,074,334)	16.44
Options terminated	(226,017)	23.22

Outstanding at December 31, 2007 with aggregate intrinsic value of $19,731,000	3,674,474	$21.72	6.7

Vest or expected to vest at December 31, 2007 with total intrinsic value of $19,297,000	3,564,240	$21.65	6.6

Exercisable at December 31, 2007 with total intrinsic value of $13,995,000	2,217,347	$20.77	5.8

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2007 exercised their options at the Company’s closing stock price on December 31, 2007.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Applied assumptions for the years ended December 31, 2007 and 2006 and applied assumptions and pro forma earnings and earnings per share for the year ended December 31, 2005, as if the fair value of all share-based awards on the date of grant are recognized over the vesting period by applying the Black-Scholes option pricing model, are presented below (dollars in thousands, except per share amounts):

	2007	2006	2005

Applied assumptions:
Weighted average fair value of options at the date of grant	$8.62	$7.61	$5.40
Dividends	—	—	—
Expected term/life of options in years	4.9	4	4
Forfeiture rate for options	0.1%	11.4%	15.0%
Forfeiture rate for restricted stock	3.0%	—	—
Average risk-free interest rate	4.7%	4.6%	3.8%
Volatility rate	34.2%	37.6%	34.5%

Pro Forma
2005
Net earnings from continuing operations:
As reported	$35,352
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,218)

Pro forma	$32,134

Net earnings:
As reported	$35,151
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,218)

Pro forma	$31,933

Net earnings from continuing operations per common share:
Basic as reported	$1.20
Basic pro forma	$1.09
Diluted as reported	$1.17
Diluted pro forma	$1.07

Net earnings per common share:
Basic as reported	$1.19
Basic pro forma	$1.08
Diluted as reported	$1.17
Diluted pro forma	$1.06

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
8. Income Taxes
As discussed in note 1(j), the Company adopted FIN No. 48 on January 1, 2007. The initial application of FIN No. 48 to the Company’s tax positions had a cumulative effect on the Company’s shareholders’ equity of $634,000 and deferred income tax liabilities decreased $4,868,000 and the liability for unrecognized tax benefits, including interest, increased by $5,969,000. A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$4,868
Additions for tax positions of current year	701

Balance at December 31, 2007	$5,569

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is zero.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN No. 48, the total amount of interest recognized on the balance sheet is approximately $1,101,000. During 2007, additional interest of $388,000 was recognized in the consolidated statement of earnings, resulting in a total recognition of approximately $1,489,000 in the consolidated balance sheet at December 31, 2007. No amounts for penalties have been recorded.
The Company’s unrecognized tax benefits represent an amortization deduction which is temporary in nature. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase $700,000 within the next twelve months due to continued amortization deductions.
The Company is subject to taxation in the U.S. and various states jurisdictions. The Company’s tax years for 2004 through 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal or state and local taxes by tax authorities for years before 2004.
Total income taxes expense (benefit) for the years ended December 31, 2007, 2006 and 2005 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2007	2006	2005

Income from continuing operations	$27,734	$23,733	$22,794
Discontinued operations	403	890	(130)
Shareholders’ equity	(3,945)	(1,359)	(1,175)

Total	$24,192	$23,264	$21,489

Income tax expense from continuing operations for the years ended December 31, 2007, 2006 and 2005 was comprised of the following (in thousands):

	2007	2006	2005

Current:
Federal	$15,443	$15,721	$13,260
State	3,076	3,220	3,097
Deferred	9,215	4,792	6,437

Income tax expense	$27,734	$23,733	$22,794

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Income tax expense from continuing operations for the years ended December 31, 2007, 2006 and 2005 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2007	2006	2005

Statutory federal income tax	$24,950	$21,392	$20,351
State income taxes, net of federal income tax benefit	2,796	2,586	2,980
(Decrease) increase in valuation allowances	(326)	61	101
Interest related to unrecognized tax benefits under FIN No. 48	224	—	—
Other	90	(306)	(638)

Income tax expense	$27,734	$23,733	$22,794

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Deferred tax assets:
Allowance for uncollectible accounts	$1,094	$960
Accrued liabilities and other	748	565
State net operating loss	146	—
Valuation allowances	(170)	(211)

Total current deferred tax assets	1,818	1,314

Share-based compensation	4,195	2,665
Benefit of interest under FIN No. 48	615	—
Accrued liabilities and other	1,997	1,204
Property equipment, principally due to difference in depreciation	652	—
Operating and capital loss carryforwards	838	1,348
Valuation allowances	(668)	(954)

Total non-current deferred tax assets	7,629	4,263

Total deferred tax assets	9,447	5,577

Deferred tax liabilities:
Prepaid expenses	464	398
Property and equipment, principally due to difference in depreciation	—	190
Goodwill, principally due to differences in amortization	49,619	43,424

Total deferred tax liabilities	50,083	44,012

Net deferred tax liabilities	$40,636	$38,435

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The net deferred tax liabilities at December 31, 2007 and 2006, were recorded as follows (in thousands):

	2007	2006

Current deferred income tax assets	$1,354	$915
Non-current deferred income tax liabilities	41,990	39,350

Net deferred tax liabilities	$40,636	$38,435

The Company has provided valuation allowances on its gross deferred tax asset related to net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized. The net operating loss carryforwards will begin to expire in 2010.
9. Related Party Transactions
The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates that management believes approximate fair market value at the inception of the leases. Payments on these leases were approximately $12,378,000, $11,681,000 and $9,799,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company reimburses certain of its partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $53,374,000, $44,045,000 and $40,002,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
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
10. Employee Benefit Programs
As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2007, 2006 and 2005 were approximately $416,000, $335,000 and $271,000, respectively, and vest incrementally over four years.
As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions up to 5% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheet in prepaid and other current assets. Employer contributions to this plan for the years ended December 31, 2007, 2006 and 2005 were approximately $130,000, $365,000 and $92,000, respectively.
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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2007.
12. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Cash paid during the year for:
Interest	$9,961	$8,371	$4,739
Income taxes, net of refunds	14,906	17,462	12,075

Non-cash investing and financing activities:
Capital lease obligations incurred to acquire equipment	746	800	276
Notes received for sale of a partnership interest	—	108	—
Effect of acquisitions:
Assets acquired, net of cash	178,882	62,723	90,195
Liabilities assumed	(16,105)	(5,694)	(6,609)
Notes payable and other obligations	—	—	(17,507)

Payment for assets acquired	$162,777	$57,029	$66,079

13. Subsequent Events
Effective January 1, 2008, the Company, through one wholly owned subsidiary and in two separate transactions, acquired majority interests in two surgery centers for an aggregate purchase price of approximately $7,850,000, which was funded by borrowings under our credit facility.

Item 8. Financial Statements and Supplementary Data — (continued)
Quarterly Statement of Earnings Data (Unaudited)
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2006 and 2007. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2006				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Revenues	$110,320	$116,545	$112,161	$116,843	$125,545	$130,145	$130,940	$144,455
Earnings from continuing operations before income taxes	13,965	16,222	15,235	15,698	16,757	17,447	17,666	19,415
Net earnings from continuing operations	8,491	9,863	9,263	9,770	10,098	10,910	10,808	11,735
Net (loss) earnings from discontinued operations	234	241	99	(222)	179	282	(818)	981
Net earnings	8,725	10,104	9,362	9,548	10,277	11,192	9,990	12,716
Diluted net earnings from continuing operations per common share	$0.28	$0.32	$0.30	$0.32	$0.33	$0.35	$0.35	$0.37
Diluted net earnings per common share	$0.29	$0.33	$0.31	$0.31	$0.34	$0.36	$0.32	$0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

/s/ Christopher A. Holden Christopher A. Holden
President and Chief Executive Officer

/s/ Claire M. Gulmi Claire M. Gulmi
Executive Vice President and Chief Financial Officer

Item 9A. Controls and Procedures — (continued)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph referring to the Company’s adoption of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment effective January 1, 2006 and the recognition and measurement provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 effective January 1, 2007.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2008

Item 9A. Controls and Procedures — (continued)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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
Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Information with respect to our code of ethics, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.
Information with respect to our audit committee and audit committee financial experts, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Audit Committee,” is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this caption, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Stock Ownership” and information with respect to the Company’s equity compensation plans at December 31, 2007, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Information with respect to the independence of our directors, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Corporate Governance,” is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information with respect to the fees paid to and services provided by our principal accountant, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2007 and 2006,” is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
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

(3)	Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2006, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated August 1, 2006)

10.3		First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of October 29, 2007, by and among AmSurg Corp., the several banks and other financial institutions from time to time party thereto (the “Lenders”), and SunTrust Bank, in its capacity as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 2, 2007)

10.4	*	Amended and Restated 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K, dated November 21, 2006)

10.6	*	Form of Non-Qualified Stock Option Agreement — 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.7	*	Form of Restricted Stock Agreement for Non-Employee Directors — 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.8	*	Agreement dated April 11, 1997 between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10/A-3 (filed with the Commission on November 3, 1997))

10.9	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

(3) Exhibits — (continued)

Exhibit		Description

10.10		Lease Agreement dated February 24, 1999 between Burton Hills III, L.L.C. and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.12		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.13		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.14		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.15	*	Amended and Restated Supplemental Executive Retirement Savings Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated February 13, 2008)

10.16	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K, dated May 23, 2007)

10.17	*	Form of Restricted Share Award Agreement for Non-Employee Directors — 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.18	*	Form of Non-Qualified Stock Option Agreement for Executive Officers — 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.19	*	Form of Restricted Share Award for Employees — 2006 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 1, 2007)

10.20	*	Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald

10.21	*	Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald

10.22	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.23	*	Form of Employment Agreement with executive officers (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.24	*	First Amendment to Employment Agreement, dated November 22, 2005, between AmSurg and Ken P. McDonald (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K, dated November 22, 2005)

(3) Exhibits — (continued)

Exhibit		Description

10.25	*	Employment Agreement, dated October 1, 2007, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 99 to the Current Report on Form 8-K, dated October 5, 2007)

10.26	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 13, 2008)

10.27	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 13, 2008)

10.28	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and Royce D. Harrell (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 13, 2008)

10.29	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 13, 2008)

10.30	*	Employment Agreement, dated February 28, 2005, between Frank J. Coll and AmSurg (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 28, 2005)

10.31		Schedule of Non-employee Director Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Auditors

24.1		Power of Attorney (appears on page 65)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.
February 27, 2008	By:	/s/ Christopher A. Holden
Christopher A. Holden
(President and Chief Executive Officer)

     KNOW ALL MEN BY THESE PRESENTS, each person whose signature appears below hereby constitutes and appoints Christopher A. Holden and Claire M. Gulmi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Holden Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ Claire M. Gulmi Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Thomas G. Cigarran Thomas G. Cigarran	Chairman of the Board	February 27, 2008

/s/ James A. Deal James A. Deal	Director	February 27, 2008

/s/ Steven I. Geringer Steven I. Geringer	Director	February 27, 2008

/s/ Debora A. Guthrie Debora A. Guthrie	Director	February 27, 2008

/s/ Henry D. Herr Henry D. Herr	Director	February 27, 2008

/s/ Kevin P. Lavender Kevin P. Lavender	Director	February 27, 2008

/s/ Ken P. McDonald Ken P. McDonald	Director	February 27, 2008

/s/ Bergein F. Overholt, M.D. Bergein F. Overholt, M.D.	Director	February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 27, 2008; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 27, 2008

S-1

AmSurg Corp.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance at
	Beginning	Cost and	Other	Against	End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:

Year ended December 31, 2007	$6,628	$14,286	$1,885	$(14,489)	$8,310

Year ended December 31, 2006	$6,189	$11,418	$1,149	$(12,128)	$6,628

Year ended December 31, 2005	$5,119	$9,033	$1,045	$(9,008)	$6,189

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Item 8 Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 2.”

S-2