Form 10-Q
period 2008-03-31
AMSURG CORP
filed 2008-05-05
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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
Yes ☒            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒
     As of May 2, 2008 there were outstanding 31,474,912 shares of the registrant’s Common Stock, no par value.

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2008 (unaudited) and December 31, 2007
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$24,116	$29,953
Accounts receivable, net of allowance of $9,364 and $8,310, respectively	63,925	61,284
Supplies inventory	7,305	6,882
Deferred income taxes	1,545	1,354
Prepaid and other current assets	18,242	18,509
Current assets held for sale	141	—

Total current assets	115,274	117,982
Long-term receivables and other assets	977	1,653
Property and equipment, net	104,625	104,874
Intangible assets, net	563,281	557,125
Long-term assets held for sale	1,118	—

Total assets	$785,275	$781,634

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$5,139	$5,781
Accounts payable	10,865	12,703
Accrued salaries and benefits	12,213	12,415
Other accrued liabilities	2,420	2,291
Income taxes payable	4,878	1,000
Current liabilities held for sale	226	—

Total current liabilities	35,741	34,190

Long-term debt	200,219	216,822
Deferred income taxes	44,080	41,990
Other long-term liabilities	15,868	15,401
Commitments and contingencies
Minority interest	64,934	62,006
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 31,417,086 and 31,202,629 shares outstanding, respectively	178,165	172,536
Deferred compensation	(7,069)	(3,916)
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainty in income taxes	255,748	244,042
Accumulated other comprehensive loss, net of income taxes	(2,411)	(1,437)

Total shareholders’ equity	424,433	411,225

Total liabilities and shareholders’ equity	$785,275	$781,634

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$147,421	$125,190

Operating expenses:
Salaries and benefits	43,008	37,677
Supply cost	17,024	14,075
Other operating expenses	30,687	24,479
Depreciation and amortization	5,292	4,617

Total operating expenses	96,011	80,848

Operating income	51,410	44,342

Minority interest	29,099	25,137
Interest expense, net of interest income	2,823	2,479

Earnings from continuing operations before income taxes	19,488	16,726
Income tax expense	7,810	6,647

Net earnings from continuing operations	11,678	10,079

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	28	198

Net earnings	$11,706	$10,277

Basic earnings per common share:
Net earnings from continuing operations	$0.37	$0.34
Net earnings	$0.37	$0.34

Diluted earnings per common share:
Net earnings from continuing operations	$0.37	$0.33
Net earnings	$0.37	$0.34

Weighted average number of shares and share equivalents outstanding:
Basic	31,298	30,046
Diluted	31,790	30,505
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Net earnings	$11,706	$10,277

Other comprehensive loss:
Loss on interest rate swap, net of income tax benefit	(974)	(124)

Comprehensive income, net of tax	$10,732	$10,153

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$11,706	$10,277
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	29,099	25,137
Distributions to minority partners	(26,939)	(22,579)
Depreciation and amortization	5,292	4,617
Share-based compensation	1,066	1,078
Excess tax benefit from share-based compensation	(271)	(880)
Deferred income taxes	2,514	1,731
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,359)	(2,301)
Supplies inventory	(132)	178
Prepaid and other current assets	263	(1,070)
Accounts payable	(1,793)	(2,530)
Accrued expenses and other liabilities	2,982	5,224
Other, net	67	204

Net cash flows provided by operating activities	21,495	19,086

Cash flows from investing activities:
Acquisition of interests in surgery centers	(7,897)	(42,213)
Acquisition of property and equipment	(4,535)	(4,149)
Net repayment of long-term receivables	625	431

Net cash flows used in investing activities	(11,807)	(45,931)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,956	43,701
Repayment on long-term borrowings	(28,206)	(19,533)
Net proceeds from issuance of common stock	1,139	3,903
Proceeds from capital contributions by minority partners	321	32
Excess tax benefit from share-based compensation	271	880
Financing cost incurred	(6)	(5)

Net cash flows (used in) provided by financing activities	(15,525)	28,978

Net (decrease) increase in cash and cash equivalents	(5,837)	2,133
Cash and cash equivalents, beginning of period	29,953	20,083

Cash and cash equivalents, end of period	$24,116	$22,216

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
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2008 and December 31, 2007 reflect allowances for contractual adjustments of $89,353,000 and $79,937,000, respectively, and allowances for bad debt expense of $9,364,000 and $8,310,000, respectively. For the three months ended March 31, 2008 and 2007, bad debt expense was approximately $4,828,000 and $3,200,000, respectively, and is included in other operating expenses.

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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2008 and 2007, the Company derived approximately 32% and 33%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to employees generally vests at the end of four years from the date of grant. Restricted stock granted to outside directors vests over a two-year term and is restricted from trading for five years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 generally vest four years from the grant date. Options have a term of ten years from the date of grant. At March 31, 2008, 2,110,445 shares under the AmSurg Corp. 2006 Stock Incentive Plan were authorized for grant and 1,090,613 shares were available for future equity grants, including 208,339 shares available for issuance as restricted stock.
The Company recorded share-based compensation expense of $1,066,000 and $1,078,000 in the three months ended March 31, 2008 and 2007, respectively. The total fair value of shares vested during the three months ended March 31, 2008 and 2007, was $5,011,000 and $5,342,000, respectively. Cash received from option exercises for the three months ended March 31, 2008 and 2007 was approximately $1,139,000 and $3,903,000, respectively, and the actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled approximately $284,000 and $904,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had total compensation cost of approximately $12,104,000 related to non-vested awards not yet recognized, which the Company expects to recognize through 2012 and over a weighted-average period of 1.6 years.
A summary of the status of non-vested restricted shares at March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price
Non-vested shares at December 31, 2007	193,999	$23.13
Shares granted	144,001	24.75
Shares vested	—	—
Shares forfeited	(2,230)	23.36

Non-vested shares at March 31, 2008	335,770	$23.82

The Company estimated forfeiture rates of restricted stock of 3% and 8% during the periods March 31, 2008 and 2007, respectively.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Options outstanding and exercisable under the stock option plans as of March 31, 2008 and stock option activity for the three months ended March 31, 2008 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)
Outstanding at December 31, 2007	3,674,474	$21.72	6.7
Options granted	204,781	24.75
Options exercised with aggregate intrinsic value of $725,000	(72,686)	15.67
Options terminated	(32,170)	23.61

Outstanding at March 31, 2008 with aggregate intrinsic value of $8,861,000	3,774,399	$21.98	6.7

Vested or expected to vest at March 31, 2008 with aggregate intrinsic value of $8,747,000	3,661,167	$21.92	6.6

Exercisable at March 31, 2008 with aggregate intrinsic value of $7,654,000	2,577,480	$21.37	5.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at March 31, 2008 exercised their options at the Company’s closing stock price on March 31, 2008.
The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, determined that the weighted average fair value of options at the date of grant issued during the three months ended March 31, 2008 and 2007 was $8.20 and $8.61, respectively, by applying the following assumptions (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Applied assumptions:
Expected term/life of options in years	5.1	4.8
Forfeiture rate	—	0.1%
Average risk-free interest rate	2.7%	4.8%
Volatility rate	31.9%	34.4%
Dividends	—	—
The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward looking factors where present for each population of employee identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population of employee identified. The Company will adjust the estimated forfeiture rate to its actual experience over the vesting period. The Company is precluded from paying dividends under its credit facility, and therefore, there is no expected dividend yield.
(5) Acquisitions and Dispositions
During the three months ended March 31, 2008, the Company, through a wholly owned subsidiary and in separate transactions, acquired majority interests in two surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was approximately $7,897,000, which was funded by borrowings under the Company’s credit facility.
During the three months ended March 31, 2008, the Company decided to pursue the sale of its interest in a surgery center as a result of management’s assessment of the limited growth opportunities at the center. At March 31, 2008, the center’s assets and liabilities were classified as held for sale, and the Company does not anticipate that a loss on the sale, once completed, will be

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
incurred. The results of operations of this center have been classified as discontinued operations and the 2007 period has been restated. Results of operations of discontinued surgery centers for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues	$411	$2,424
Earnings before income taxes	47	326
Net earnings	28	198
(6) Intangible Assets
Amortizable intangible assets at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$2,709	($1,806)	$903	$2,703	($1,738)	$965
Customer and non-compete agreements	3,180	(1,268)	1,912	3,180	(1,218)	1,962

Total amortizable intangible assets	$5,889	($3,074)	$2,815	$5,883	($2,956)	$2,927

Estimated amortization of intangible assets for the remainder of 2008 and the following five years and thereafter is $371,000, $495,000, $494,000, $357,000, $221,000, $220,000 and $657,000, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$546,915	$397,147
Goodwill acquired during period	7,094	41,609
Goodwill disposed or held for sale during period	(876)	—

Balance, end of period	$553,133	$438,756

At March 31, 2008 and December 31, 2007, other non-amortizable intangible assets related to non-compete arrangements were $7,333,000 and $7,283,000, respectively.
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At March 31, 2008, the Company had $185,500,000 outstanding under its revolving credit facility and was in compliance with all covenants.

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $3,966,000 at March 31, 2008 and is included as part of other long-term liabilities. The value of the swap represents the estimated amount the Company would have paid as of March 31, 2008 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. A decrease in the fair value of the interest rate swap of $974,000 and $124,000 was included in other comprehensive loss for the three months ended March 31, 2008 and 2007, respectively. Accumulated other comprehensive loss, net of income taxes, was $2,411,000 and $1,437,000 at March 31, 2008 and December 31, 2007, respectively.
(8) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for the Company beginning January 1, 2008, except for disclosures of non-financial assets and liabilities, which were delayed by FASB Staff Position No. 157-2 until January 1, 2009.
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of March 31, 2008 in accordance with SFAS No. 157 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
	2008	Assets	Inputs	Inputs
Assets:
Supplemental retirement savings plan investments	$4,194	$—	$4,194	$—

Liabilities:
Supplemental retirement savings plan obligations	$3,874	$—	$3,874	$—
Interest rate swap agreement	3,966	—	3,966	—

Total liabilities	$7,840	$—	$7,840	$—

The supplemental retirement savings plan investments and obligations are included in prepaid and other current assets and accrued salaries and benefits, respectively. The interest rate swap agreement is included in other long-term liabilities.
(9) Income Taxes
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
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of March 31, 2008.
(11) Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for the Company on January 1, 2008. The impact of the adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 will result in changes in the presentation of the Company’s financial position, primarily due to reclassification of minority interest to a component of shareholders’ equity, but is not expected to have a material effect on the Company’s results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously

Item 1. Financial Statements — (continued)

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
completed. Once adopted, the Company anticipates that the goodwill recorded in connection with future acquisitions will be significantly greater than the goodwill currently recorded under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on the Company’s consolidated balance sheet, will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and will become effective for the Company beginning with the first quarter of 2009. The Company has not yet determined the impact of the adoption of SFAS No. 161 on its financial statements and note disclosures.
(12) Subsequent Events
In May 2008, the Company, through a wholly owned subsidiary, acquired a majority interest in an ambulatory surgery center for approximately $2,500,000.

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
Forward-looking statements, and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under “Item 1A. — Risk Factors,” as well as other unknown risks and uncertainties:
•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as our costs increase;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to acquire and develop additional surgery centers on favorable terms;

•	our ability to grow revenues by increasing procedure volume while maintaining our operating margins and profitability at our existing centers;

•	our ability to manage the growth in our business;

•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	risks associated with weather and other factors that may affect our surgery centers located in Florida;

•	risks associated with judicial, regulatory and legislative developments in New Jersey;

•	our failure to comply with applicable laws and regulations;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of becoming subject to federal and state investigation;

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	risks associated with our status as a general partner of limited partnerships;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	risks associated with the write-off of the impaired portion of intangible assets; and

•	risks associated with the tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Overview
We develop, acquire and operate ambulatory surgery centers, or ASCs, in partnership with physicians. As of March 31, 2008, we owned a majority interest (51% or greater) in 177 surgery centers. The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the three months ended March 31, 2008 and 2007. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the center.

	Three Months Ended
	March 31,
	2008	2007
Centers in operation, beginning of period	176	156
New center acquisitions placed in operation	2	7
New development centers placed in operation	—	—
Centers held for sale	(1)	—

Centers in operation, end of period	177	163

Centers under development, end of period	2	5
Development centers awaiting regulatory approval, end of period.	1	—
Average number of continuing centers in operation, during period	177	163
Centers under letter of intent, end of period	3	3
Of the continuing surgery centers in operation at March 31, 2008, 125 centers performed gastrointestinal endoscopy procedures, 35 centers performed ophthalmology surgery procedures, 12 centers performed procedures in more than one specialty and five centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2008 include the acquisition or development of 12 to 15 surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32% and 33% of our revenues in the three months ended March 31, 2008 and 2007, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

On July 16, 2007, the Centers for Medicare and Medicaid Services, or CMS, announced revisions to the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us effective January 1, 2008 are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008; and

•	an annual increase in the ASC rates beginning in 2010 based on increases in the consumer price index.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed at our surgery centers, and certain ophthalmology and pain procedures. Based on our 2007 procedure mix, payor mix and volume, we estimate the revised payment system will reduce our net earnings per diluted share in 2008 and 2009 by approximately $0.05. After 2009, we believe the impact of the revised payment system on us will be nominal.
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2007 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2007.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. Our 2008 same-center group, comprised of 159 centers, had revenue growth of approximately 3% in the three months ended March 31, 2008. We expect our same-center revenue growth to be 3% to 4% in 2008, which includes a negative impact of approximately 1% due to the CMS revised payment system.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.2	30.1
Supply cost	11.5	11.2
Other operating expenses	20.8	19.6
Depreciation and amortization	3.6	3.7

Total operating expenses	65.1	64.6

Operating income	34.9	35.4

Minority interest	19.8	20.0
Interest expense, net of interest income	1.9	2.0

Earnings from continuing operations before income taxes	13.2	13.4
Income tax expense	5.3	5.3

Net earnings from continuing operations	7.9	8.1

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	0.1

Net earnings	7.9%	8.2%

Revenues increased $22.2 million, or 18%, to $147.4 million in the three months ended March 31, 2008 from $125.2 million in the comparable 2007 period. Our procedures increased by 40,339, or 17%, to 271,237 in the three months ended March 31, 2008 from 230,898 in the comparable 2007 period. The additional revenues resulted primarily from:
•	centers acquired or opened in 2007, which contributed $17.6 million of additional revenues due to having a full period of operations in 2008;

•	$3.5 million of revenue growth recognized by our 2008 same-center group, reflecting a 3% increase, primarily as a result of procedure growth; and

•	centers acquired and opened in 2008, which generated $1.3 million in revenues.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 20% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2008. We experienced a 9% decrease in salaries and benefits at our corporate offices during the three months ended March 31, 2008 over the comparable 2007 period. The decrease in corporate office salaries and benefits was primarily due to lower bonus and deferred compensation expense incurred during the period. Salaries and benefits increased in total by 14% to $43.0 million in the three months ended March 31, 2008 from $37.7 million in the comparable 2007 period. Salaries and benefits as a percentage of revenues decreased in the three months ended March 31, 2008 compared to the comparable 2007 period primarily due to the reduced salaries and benefits at our corporate office.
Supply cost was $17.0 million in the three months ended March 31, 2008, an increase of $2.9 million, or 21%, over supply cost in the comparable 2007 period. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the three months ended March 31, 2008 increased by approximately $2 primarily as a result of the additional multi-specialty centers we operated in 2008 versus 2007, which typically incur higher supply costs per procedure.
Other operating expenses increased $6.2 million, or 25%, to $30.7 million in the three months ended March 31, 2008 from $24.5 million in the comparable 2007 period. The additional expense in the 2008 period resulted primarily from:
•	centers acquired or opened during 2007, which resulted in an increase of $3.2 million in other operating expenses;

•	an increase of $2.1 million in other operating expenses at our 2008 same-center group resulting primarily from additional procedure volume, general inflationary cost increases as well as higher bad debt expense at a select number of centers; and

•	centers acquired and opened during 2008, which resulted in an increase of $300,000 in other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Depreciation and amortization expense increased $700,000, or 15%, in the three months ended March 31, 2008 from the comparable 2007 period, primarily as a result of centers acquired since 2007 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2008, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2008, we had two centers under development and four centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes in the three months ended March 31, 2008 increased $4.0 million, or 16%, from the comparable 2007 period, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 19.7% in the 2008 period from 20.1% in the 2007 period, as a result of our minority partners sharing in reduced center profit margins caused by lower reimbursement from Medicare.
Interest expense increased $300,000, or 14%, in the three months ended March 31, 2008, from the comparable 2007 period, primarily due to additional long-term debt outstanding during 2008 resulting from our acquisition activities in 2008 and 2007. See “— Liquidity and Capital Resources.” The increase in interest expense due to higher debt balances was partially offset by lower interest rates on variable interest rate debt instruments.
We recognized income tax expense from continuing operations of $7.8 million in the three months ended March 31, 2008, compared to $6.6 million in the comparable 2007 period. Our effective tax rate in the three months ended March 31, 2008 and 2007 was 40.1% and 39.7%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35.0%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during 2007, we incurred additional income tax expense of $224,000 related to FIN No. 48. During 2008, we anticipate that our effective tax rate will be approximately 39.8% of earnings from continuing operations before income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During the three months ended March 31, 2008, we decided to pursue the sale of our interest in a surgery center following management’s assessment of limited growth opportunities at this center. The center is classified as held for sale at March 31, 2008 and we do not anticipate that a loss will be incurred upon the completion of the sale. In 2007, we sold our interests in four surgery centers. Discontinued centers’ results of operations have been classified as discontinued operations in all periods presented, and their net earnings were $28,000 and $198,000 during the three months ended March 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
At March 31, 2008, we had working capital of $79.5 million compared to $83.8 million at December 31, 2007. Operating activities for the three months ended March 31, 2008 generated $21.5 million in cash flow from operations compared to $19.1 million in the three months ended March 31, 2007. The increase in operating cash flow activity resulted primarily from higher net earnings in the 2008 period. Cash and cash equivalents at March 31, 2008 and 2007 were $24.1 million and $22.2 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At both March 31, 2008 and 2007, our accounts receivable represented 40 days of revenue outstanding.
During the three months ended March 31, 2008, we had total capital expenditures of $12.4 million, which included:
•	$7.9 million for acquisitions of interests in ASCs;

•	$3.9 million for new or replacement property at existing surgery centers; and

•	$600,000 for surgery centers under development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

Our cash flow from operations exceeded our cash payments for capital expenditures, and we received approximately $321,000 from capital contributions of our minority partners to fund their proportionate share of development activity. At March 31, 2008, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the three months ended March 31, 2008, notes receivable decreased by $625,000, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at March 31, 2008 was $3.3 million.
During the three months ended March 31, 2008, we had net repayments on long-term debt of $17.3 million, and at March 31, 2008, we had $185.5 million outstanding under our revolving credit facility. Pursuant to our credit facility, we may borrow up to $300 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at March 31, 2008. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
During the three months ended March 31, 2008, we received approximately $1.1 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $300,000.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us beginning January 1, 2008. The adoption of SFAS No. 157 did not have an effect on our financial position, results of operations or cash flows. Additional footnote disclosure has been provided that describes the measurement methods applied to assets and liabilities that are measured on a recurring basis.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SAFS No. 160 will result in changes in the presentation of our financial position, primarily due to reclassification of minority interest to a component of shareholders’ equity, but is not expected to have a material effect on our results of operations or cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and will become effective for us beginning with the first quarter of 2009. We have not yet determined the impact of the adoption of SFAS No. 161 on its financial statements and note disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2008, a 100 basis point interest rate change would impact our pre-tax net income and cash flow by approximately $1.4 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2008. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
Not applicable.

Part II
Item 1. Legal Proceedings
     Not applicable.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
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

AMSURG CORP.
Date: May 5, 2008	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)