Form 10-Q
period 2008-06-30
AMSURG CORP
filed 2008-08-05
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☐ No ☑
     As of August 4, 2008 there were outstanding 31,637,684 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007
(Dollars in thousands)

	June 30,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$24,319	$29,953
Accounts receivable, net of allowance of $9,328 and $8,310, respectively	64,960	61,284
Supplies inventory	7,441	6,882
Deferred income taxes	1,559	1,354
Prepaid and other current assets	17,391	18,509
Current assets held for sale	163	—

Total current assets	115,833	117,982

Long-term receivables and other assets	348	1,653
Property and equipment, net	102,499	104,874
Intangible assets, net	577,612	557,125
Long-term assets held for sale	2,613	—

Total assets	$798,905	$781,634

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$4,993	$5,781
Accounts payable	10,263	12,703
Accrued salaries and benefits	13,090	12,415
Other accrued liabilities	2,847	2,291
Income taxes payable	—	1,000
Current liabilities held for sale	616	—

Total current liabilities	31,809	34,190

Long-term debt	198,620	216,822
Deferred income taxes	48,223	41,990
Other long-term liabilities	14,522	15,401
Long-term liabilities held for sale	184	—
Commitments and contingencies
Minority interest	65,453	62,006
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 31,516,921 and 31,202,629 shares outstanding, respectively	181,039	172,536
Deferred compensation	(6,544)	(3,916)
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainty in income taxes	266,992	244,042
Accumulated other comprehensive loss, net of income taxes	(1,393)	(1,437)

Total shareholders’ equity	440,094	411,225

Total liabilities and shareholders’ equity	$798,905	$781,634

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2008 and 2007
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$152,105	$128,406	$299,210	$252,097

Operating expenses:
Salaries and benefits	43,999	37,231	86,893	74,622
Supply cost	17,786	14,566	34,798	28,533
Other operating expenses	30,759	27,229	61,213	51,404
Depreciation and amortization	5,303	4,589	10,533	9,131

Total operating expenses	97,847	83,615	193,437	163,690

Operating income	54,258	44,791	105,773	88,407

Minority interest	30,879	25,638	59,992	50,599
Interest expense, net of interest income	2,509	2,160	5,311	4,609

Earnings from continuing operations before income taxes	20,870	16,993	40,470	33,199

Income tax expense	8,322	6,359	16,176	12,802

Net earnings from continuing operations	12,548	10,634	24,294	20,397

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax expense	(115)	411	(155)	925
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax (benefit) expense	(1,189)	147	(1,189)	147

Net (loss) earnings from discontinued operation	(1,304)	558	(1,344)	1,072

Net earnings	$11,244	$11,192	$22,950	$21,469

Basic earnings per common share:
Net earnings from continuing operations	$0.40	$0.35	$0.77	$0.67
Net earnings	$0.36	$0.37	$0.73	$0.71

Diluted earnings per common share:
Net earnings from continuing operations	$0.39	$0.34	$0.76	$0.66
Net earnings	$0.35	$0.36	$0.72	$0.70

Weighted average number of shares and share equivalents outstanding:
Basic	31,479	30,541	31,388	30,294
Diluted	31,962	31,085	31,876	30,795
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months and Six Months Ended June 30, 2008 and 2007
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$11,244	$11,192	$22,950	$21,469

Other comprehensive income:
Gain on interest rate swap, net of income tax expense	1,018	522	44	398

Comprehensive income, net of tax	$12,262	$11,714	$22,994	$21,867

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2008 and 2007
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$22,950	$21,469
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Minority interest	59,992	50,599
Distributions to minority partners	(56,857)	(49,352)
Depreciation and amortization	10,533	9,131
Net loss on sale and impairment of long-lived assets	861	1,066
Share-based compensation	2,408	2,272
Excess tax benefit from share-based compensation	(478)	(1,924)
Deferred income taxes	5,932	3,410
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,899)	(4,193)
Supplies inventory	(174)	208
Prepaid and other current assets	1,100	627
Accounts payable	(1,803)	(2,381)
Accrued expenses and other liabilities	188	1,596
Other, net	65	940

Net cash flows provided by operating activities	41,818	33,468

Cash flows from investing activities:
Acquisition of interests in surgery centers	(23,597)	(48,867)
Acquisition of property and equipment	(9,438)	(10,202)
Proceeds from sale of surgery center	—	1,659
Decrease in long-term receivables	1,250	1,071

Net cash flows used in investing activities	(31,785)	(56,339)

Cash flows from financing activities:
Proceeds from long-term borrowings	35,156	55,269
Repayment on long-term borrowings	(54,829)	(44,609)
Proceeds from issuance of common stock upon exercise of stock options	2,989	8,608
Proceeds from capital contributions by minority partners	548	32
Excess tax benefit from share-based compensation	478	1,924
Financing cost incurred	(9)	(6)

Net cash flows (used in) provided by financing activities	(15,667)	21,218

Net decrease in cash and cash equivalents	(5,634)	(1,653)
Cash and cash equivalents, beginning of period	29,953	20,083

Cash and cash equivalents, end of period	$24,319	$18,430

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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2008 and December 31, 2007 reflect allowances for contractual adjustments of $88,165,000 and $79,937,000, respectively, and allowances for bad debt expense of $9,328,000 and $8,310,000, respectively. Bad debt expense is included in other operating expenses and was $3,804,000 and $8,419,000 for the three and six months ended June 30, 2008, respectively, and $3,862,000 and $6,991,000 for the three and six months ended June 30, 2007, respectively.

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
Revenues from centers are recognized on the date of service, net of estimated contractual allowances from third-party medical service payors including Medicare and Medicaid. During the six months ended June 30, 2008 and 2007, the Company derived approximately 32% and 33%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
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
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 generally vest four years from the grant date. Options have a term of ten years from the date of grant. At June 30, 2008, 2,628,616 shares were authorized for issuance under the AmSurg Corp. 2006 Stock Incentive Plan and 1,609,738 shares were available for future equity grants, including 611,576 shares available for issuance as awards other than stock options and stock appreciation rights.
The Company recorded share-based compensation expense of $1,342,000 and $2,408,000 in the three and six months ended
June 30, 2008, respectively, and $1,194,000 and $2,272,000 in the three and six months ended June 30, 2007, respectively. The total fair value of shares vested during the three and six months ended June 30, 2008, was $367,000 and $5,384,000, respectively, and $374,000 and $5,721,000 in the three and six months ended June 30, 2007, respectively. Cash received from option exercises for the six months ended June 30, 2008 and 2007 was approximately $2,989,000 and $8,608,000, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled approximately $546,000 and $1,981,000 in the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had total compensation cost of approximately $10,817,000 related to non-vested awards not yet recognized, which the Company expects to recognize through 2012 and over a weighted-average period of 1.6 years.
A summary of the status of non-vested restricted shares at June 30, 2008, and changes during the six months ended June 30, 2008, is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2007	193,999	$23.13
Shares granted	148,159	24.79
Shares vested	(4,004)	25.00
Shares forfeited	(5,467)	23.70

Non-vested shares at June 30, 2008	332,687	$23.83

The Company estimated forfeiture rates of restricted stock of 3% and 8% during the periods June 30, 2008 and 2007, respectively.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Options outstanding and exercisable under the stock option plans at June 30, 2008, and stock option activity for the six months ended June 30, 2008, is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2007	3,674,474	$21.72	6.7
Options granted	204,781	24.75
Options exercised with aggregate intrinsic value of $1,392,000	(171,600)	17.50
Options terminated	(52,216)	23.78

Outstanding at June 30, 2008 with aggregate intrinsic value of $9,802,000	3,655,439	$22.06	6.5

Vested or expected to vest at June 30, 2008 with aggregate intrinsic value of $9,630,000	3,545,776	$22.00	6.4

Exercisable at June 30, 2008 with aggregate intrinsic value of $8,110,000	2,495,545	$21.50	5.7

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of outstanding options at June 30, 2008 exercised their options at the Company’s closing stock price on June 30, 2008.
The Company issued no options during the three months ended June 30, 2008 and 2007. The Company, using the Black-Scholes option pricing model determined that the weighted average fair value of options at the date of grant issued during the six months ended June 30, 2008 and 2007 was $8.20 and $8.61, respectively, by applying the following assumptions (dollars in thousands, except per share amounts):

	Six Months Ended
	June 30,
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
(5) Acquisitions and Dispositions
During the six months ended June 30, 2008, the Company, through a wholly owned subsidiary and in separate transactions, acquired majority interests in four surgery centers. The aggregate amount paid for the acquisitions and other acquisition costs was approximately $23,597,000.
During the six months ended June 30, 2008, the Company decided to pursue the sale of its interest in two surgery centers, and, at June 30, 2008, the centers’ assets and liabilities were classified as held for sale. The sale of one center was completed in July

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
2008, and the sale of the other center is expected to be completed by the quarter ended September 30, 2008. In addition, the Company disposed of two non-operational centers during the three months ended June 30, 2008. The disposition of these four centers was the result of management’s assessment of the limited growth and operational opportunities at the centers. The result of operations of these centers and the net loss associated with their disposition has been classified as discontinued operations, and the 2007 periods have been restated. Results of operations of discontinued surgery centers disposed of in 2008 and 2007 for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$653	$3,636	$1,380	$7,559
(Loss) earnings before income taxes	(190)	677	(255)	1,522
Net (loss) earnings	(115)	411	(155)	925
(6) Intangible Assets
Amortizable intangible assets at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,712	($1,875)	$837	$2,703	($1,738)	$965
Customer and non-compete agreements	3,180	(1,318)	1,862	3,180	(1,218)	1,962

Total amortizable intangible assets	$5,892	($3,193)	$2,699	$5,883	($2,956)	$2,927

Estimated amortization of intangible assets for the remainder of 2008, the following five years and thereafter is $249,000, $497,000, $496,000, $358,000, $221,000, $220,000 and $658,000, respectively.
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance, beginning of period	$553,133	$438,756	$546,915	$397,147
Goodwill acquired during period	15,391	10,315	22,485	51,924
Goodwill disposed or held for sale during period	(944)	(1,051)	(1,820)	(1,051)

Balance, end of period	$567,580	$448,020	$567,580	$448,020

At June 30, 2008 and December 31, 2007, other non-amortizable intangible assets related to non-compete arrangements were $7,333,000 and $7,283,000, respectively.
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
June 30, 2008, the Company had $184,600,000 outstanding under its revolving credit facility and was in compliance with all covenants.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The swap had a negative fair value of $2,292,000 at June 30, 2008 and is included as part of other long-term liabilities. The value of the swap represents the estimated amount the Company would have paid as of June 30, 2008 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap of $1,674,000 and $72,000 was included in other comprehensive income for the three and six months ended June 30, 2008, respectively. An increase of $857,000 and $654,000 in the fair value of the interest rate swap was included in other comprehensive income for the three and six months ended June 30, 2007, respectively.
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
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of June 30, 2008 in accordance with SFAS No. 157 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
	2008	Assets	Inputs	Inputs

Assets:
Supplemental executive retirement savings plan investments	$4,232	$—	$4,232	$—

Liabilities:
Supplemental executive retirement savings plan obligations	$3,971	$—	$3,971	$—
Interest rate swap agreement	2,292	—	2,292	—

Total liabilities	$6,263	$—	$6,263	$—

The supplemental executive retirement savings plan investments and obligations are included in prepaid and other current assets and accrued salaries and benefits, respectively. The interest rate swap agreement is included in other long-term liabilities.
(9) Income Taxes
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the adoption date, the Company had no unrecognized benefits that, if recognized, would affect its effective tax rate. Except for a cumulative adjustment in accordance with FIN No. 48, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. Approximately $1,100,000 of accrued interest was established as a FIN No. 48 liability on January 1, 2007, through a tax affected adjustment to beginning retained earnings of $634,000. Additionally, as of January 1, 2007, the Company reclassified approximately $4,900,000 from long-term deferred tax liability to other long-term liabilities to reflect the amount of its tax-effected unrecognized benefits.
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
In the event of a change in current law, which would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of June 30, 2008.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. Once adopted, the Company anticipates that the goodwill recorded in connection with future acquisitions will be significantly greater than the goodwill currently recorded under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on the Company’s consolidated balance sheet, will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s results of operations or cash flows.
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
(12) Subsequent Event
In August 2008, the Company, through a wholly owned subsidiary, acquired a majority interest in an ambulatory surgery center for approximately $8,100,000, including a contingent purchase price of approximately $600,000 to be paid by March 2009 subject to certain conditions.

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
We develop, acquire and operate ambulatory surgery centers, or ASCs, in partnership with physicians. As of June, 2008, we owned a majority interest (51% or greater) in 176 surgery centers. The following table presents the number of procedures performed at our continuing centers and changes in the number of surgery centers in operation, under development and under letter of intent for the three and six months ended June 30, 2008 and 2007. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the center.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Procedures	282,205	236,234	552,808	463,824

Centers in operation, beginning of period	177	163	176	156
New center acquisitions placed in operation	2	2	4	9
New development centers placed in operation	—	1	—	1
Centers disposed	(2)	(1)	(2)	(1)
Centers held for sale	(1)	—	(2)	—

Centers in operation, end of period	176	165	176	165

Centers under development, end of period	3	4	3	4
Development centers awaiting regulatory approval, end of period	1	—	1	—
Average number of continuing centers in operation, during period	175	163	175	163
Centers under letter of intent, end of period	5	8	5	8
Of the continuing surgery centers in operation at June 30, 2008, 123 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 12 centers performed procedures in more than one specialty and five centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2008 include the acquisition or development of 12 to 15 surgery centers and the achievement of annual same-center revenue growth of 3% to 4%.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32% and 33% of our revenues in the six months ended June 30, 2008 and 2007, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed at our surgery centers, and certain ophthalmology and pain procedures. Based on our 2007 procedure mix, payor mix and volume, we estimate the revised payment system will reduce our net earnings per diluted share in 2008 by approximately $0.05. In July 2008, CMS announced proposed reimbursement rates for 2009 under the revised payment system. Based upon our current procedure mix, payor mix and volume, we believe the 2009 payment rates will reduce our net earnings per diluted share in 2009 by approximately $0.07.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and the development of new surgery centers. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers within a limited partnership or limited liability company. Our 2008 same-center group, comprised of 157 centers, had revenue growth of approximately 3% in the six months ended June 30, 2008. We expect our same-center revenue growth to be 3% to 4% in 2008, which includes a negative impact of approximately 1% due to the CMS revised payment system.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	28.9	29.0	29.0	29.6
Supply cost	11.7	11.3	11.6	11.3
Other operating expenses	20.2	21.2	20.5	20.4
Depreciation and amortization	3.5	3.6	3.5	3.6

Total operating expenses	64.3	65.1	64.6	64.9

Operating income	35.7	34.9	35.4	35.1

Minority interest	20.3	20.0	20.1	20.1
Interest expense, net of interest income	1.7	1.7	1.8	1.8

Earnings from continuing operations before income taxes	13.7	13.2	13.5	13.2

Income tax expense	5.5	4.9	5.4	5.1

Net earnings from continuing operations	8.2	8.3	8.1	8.1

Net (loss) earnings from discontinued operations	(0.8)	0.4	(0.4)	0.4

Net earnings	7.4%	8.7%	7.7%	8.5%

Revenues increased $23.7 million, or 18%, to $152.1 million and $47.1 million, or 19%, to $299.2 million in the three and six months ended June 30, 2008, respectively, from $128.4 million and $252.1 million in the comparable 2007 periods. The additional revenues resulted primarily from:
•	centers acquired or opened in 2007, which contributed $17.7 million and $35.3 million of additional revenues in the three and six months ended June 30, 2008, respectively, due to having a full period of operations;

•	$3.8 million and $8.5 million of revenue growth for the three and six months ended June 30, 2008, respectively, recognized by our 2008 same-center group, reflecting a 3% increase in both periods, primarily as a result of procedure growth; and

•	centers acquired and opened in 2008, which generated $2.5 million and $3.8 million in revenues during the three and six months ended June 30, 2008, respectively.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 20% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2008. We experienced a 10% increase in salaries and benefits at our corporate offices during the three months ended June 30, 2008 primarily due to higher bonus expense incurred during the period. Our salaries and benefits at our corporate offices in the six months ended June 30, 2008 were comparable to the 2007 period. Salaries and benefits increased in total by 18% and 16% to $44.0 million and $86.9 million in the three and six months ended June 30, 2008, respectively, from $37.2 million and $74.6 million in the comparable 2007 periods. Salaries and benefits as a percentage of revenues decreased in the three and six months ended June 30, 2008 over the comparable 2007 periods primarily due to lower clinical man hours per procedure at our centers.
Supply cost was $17.8 million and $34.8 million in the three and six months ended June 30, 2008, respectively, an increase of $3.2 million and $6.3 million, or 22%, in both periods over supply cost in the comparable 2007 periods. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the three and six months ended June 30, 2008 increased by approximately $1 primarily as a result of the additional multi-specialty centers we operated in 2008 versus 2007, which typically incur higher supply costs per procedure.
Other operating expenses increased $3.5 million and $9.8 million, or 13% and 19%, to $30.8 million and $61.2 million in the three and six months ended June 30, 2008, respectively, from $27.2 million and $51.4 million in the comparable 2007 periods. The additional expense in the 2008 period resulted primarily from:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
•	centers acquired or opened during 2007, which resulted in an increase of $3.4 million and $6.5 million in other operating expenses in the three and six months ended June 30, 2008, respectively;

•	a net decrease of $600,000 in the three months ended June 30, 2008 at our 2008 same-center group resulting primarily from an impairment charge and property loss incurred at a center in the three months ended June 30, 2007, and an increase of $1.5 million in the six months ended June 30, 2008, resulting primarily from additional procedure volume, general inflationary cost increases as well as higher bad debt expense at a select number of centers; and

•	centers acquired and opened during 2008, which resulted in an increase of $400,000 and $700,000 in other operating expenses in the three and six months ended June 30, 2008, respectively.
Depreciation and amortization expense increased $714,000 and $1.4 million, or 16% and 15%, in the three and six months ended June 30, 2008, respectively, from the comparable 2007 periods, primarily as a result of centers acquired since 2007 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2008, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2008, we had three centers under development and three centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes in the three and six months ended June 30, 2008 increased $5.2 million and $9.4 million, or 20% and 19%, respectively, from the comparable 2007 periods, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest also increased to 20.3% from 20.0% in the three months ended June 30, 2008 as a result of certain minority partners sharing in the impairment charge and property loss incurred in the 2007 period. Minority interest, as a percentage of revenues, remained unchanged during the six months ended June 30, 2008 compared to the 2007 period.
Interest expense increased approximately $350,000 and $700,000, or 16% and 15%, in the three and six months ended June 30, 2008, respectively, from the comparable 2007 periods, primarily due to additional long-term debt outstanding during 2008 resulting from our acquisition activities in 2008 and 2007. See “– Liquidity and Capital Resources.” The increase in interest expense due to higher debt balances was partially offset by lower interest rates on variable interest rate debt instruments.
We recognized income tax expense from continuing operations of $8.3 million and $16.2 million in the three and six months ended June 30, 2008, respectively, compared to $6.4 million and $12.8 million in the comparable 2007 periods. Our effective tax rate in the three and six months ended June 30, 2008 was 39.9% and 40.0%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35.0%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109,” or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during 2007, we incurred additional income tax expense of $224,000 related to FIN No. 48. During 2008, we anticipate that our effective tax rate will be approximately 39.8% of earnings from continuing operations before income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During the six months ended June 30, 2008, we decided to pursue the sale of our interests in two surgery centers following management’s assessment of limited growth opportunities at these centers. In addition, we disposed of two non-operational centers.
Net loss from discontinued operations in the three and six months ended June 30, 2008 was $1.3 million. Net earnings from discontinued operations in the three and six months ended June 30, 2007 was $600,000 and $1.1 million, respectively.
Liquidity and Capital Resources
At June 30, 2008, we had working capital of $84.0 million compared to $83.8 million at December 31, 2007. Operating activities for the six months ended June 30, 2008 generated $41.8 million in cash flow from operations compared to $33.5 million in the six months ended June 30, 2007. The increase in operating cash flow activity resulted primarily from higher net earnings in the 2008 period, excluding certain non-cash expenses. Cash and cash equivalents at June 30, 2008 and 2007 were $24.3 million and $18.4 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2008 and 2007, our accounts receivable represented 38 and 39 days of revenue outstanding, respectively.
During the six months ended June 30, 2008, we had total capital expenditures of $33.0 million, which included:
•	$23.6 million for acquisitions of interests in ASCs;

•	$8.4 million for new or replacement property at existing surgery centers including $280,000 in new capital leases; and

•	$1.3 million for surgery centers under development.
Our cash flow from operations exceeded our cash payments for capital expenditures, and we received approximately $550,000 from capital contributions of our minority partners to fund their proportionate share of development activity. At June 30, 2008, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $230,000. We typically fund our construction and equipment purchases through a combination of borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During the six months ended June 30, 2008, notes receivable decreased by $1.3 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at June 30, 2008 was $2.9 million.
During the six months ended June 30, 2008, we had net repayments on long-term debt of $19.7 million, and at June 30, 2008, we had $184.6 million outstanding under our revolving credit facility. Pursuant to our credit facility, we may borrow up to $300 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at June 30, 2008. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
During the six months ended June 30, 2008, we received approximately $3.0 million from the exercise of options and issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $550,000.
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
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. Once adopted, we anticipate that the goodwill we record in connection with future acquisitions will be significantly greater than the goodwill we currently record under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on our consolidated balance sheet, we record will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on our results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2008, a 100 basis point interest rate change would impact our pre-tax net income and cash flow by approximately $1.4 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2008. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          At our Annual Meeting of Shareholders held on May 22, 2008, the following members were elected to the Board of Directors for the terms set forth below:

	Term	Votes	Votes
	Expires	For	Withheld

Henry D. Herr, Class II Director	2011	28,947,893	754,937
Kevin P. Lavender, Class II Director	2011	29,064,480	638,350
Christopher A. Holden, Class II Director	2011	22,546,408	7,156,422
Ken P. McDonald, Class II Director	2011	22,490,420	7,212,410
     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his or her term expires:

Term
Expires
Thomas G. Cigarran, Class III Director	2009
Debora A. Guthrie, Class III Director	2009
Bergein F. Overholt, M.D., Class III Director	2009
James A. Deal, Class I Director	2010
Steven I. Geringer, Class I Director	2010
Claire M. Gulmi, Class I Director	2010
     Also, the following proposals were considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes	Votes
	For	Against	Withheld	Abstained

Approval of certain amendments to the AmSurg Corp. 2006 Stock Incentive Plan	25,489,612	2,265,256	1,942,572	5,390

Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2008	29,592,500	100,520	—	9,810
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

AMSURG CORP.
Date: August 5, 2008	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)