Form 10-K
period 2008-12-31
AMSURG CORP
filed 2009-02-26
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of February 25, 2009, 31,477,275 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2008 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2008) was approximately $745,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2008

i

Part I
Item 1. Business
Our company was formed in 1992 for the purpose of developing, acquiring and operating ambulatory surgery centers, or ASCs, in partnership with physicians throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the medical practices of our physician partners. Each of our surgery centers provides a narrow range of high volume, lower-risk surgical procedures and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals for similar services performed on an outpatient basis. As of December 31, 2008, we owned a majority interest in 189 surgery centers in 32 states and the District of Columbia and three centers under development. In addition, we acquired a majority interest in two surgery centers effective January 1, 2009.
Our principal executive offices are located at 20 Burton Hills Boulevard, Nashville, Tennessee 37215, and our telephone number is 615-665-1283.
Industry Overview
For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective sites, including ASCs. According to the Centers for Medicare and Medicaid Services, or CMS, there were approximately 5,200 Medicare-certified ASCs as of December 31, 2008. We believe that of those ASCs, approximately 65% performed procedures in a single specialty and 35% performed procedures in more than one specialty. Among the single specialty centers, approximately 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic surgery, ear, nose and throat, or ENT, and urology while the remainder are in specialties such as plastic surgery, podiatry and pain management. We believe approximately 50% of single specialty ASCs and approximately 25% of multi-specialty ASCs are independently owned.
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
New Technology. New technology and advances in anesthesia, which have been increasingly accepted by physicians, have significantly expanded the types of surgical procedures that can be performed in ASCs. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.
Strategy
We believe we are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:
•	selectively acquire both single-specialty ASCs and muti-specialty ASCs with substantial minority physician ownership;

•	develop new ASCs in partnership with physicians; and

•	grow revenues and profitability at our existing surgery centers.
Currently, approximately 90% of our centers are single-specialty, specializing in gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or enterology. We believe the aging demographics of the U.S. population will be a source of procedure growth for these specialties.

Item 1. Business — (continued)
Acquisition and Development of Surgery Centers
We operate both single-specialty and multi-specialty ASCs. Our single-specialty ASCs are generally equipped and staffed for a single medical specialty and located in or adjacent to the medical practices of our physician partners. We have targeted ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. Our multi-specialty ASCs are equipped and staffed to perform general surgical procedures, as well as procedures in more than one of the specialties listed above.
Our development staff identifies existing centers that are potential acquisition candidates and physicians who are potential partners for new center development in the medical specialties we have targeted. These candidates are then evaluated against our project criteria, which include:
•	quality of the physicians and their growth opportunities in their market;

•	the number of procedures currently being performed by the physicians;

•	competition from and the fees being charged by other surgical providers;

•	relative competitive market position of the physicians; and

•	the ability to contract with payors in the market and state certificate of need, or CON, requirements for the development of a new center.
We begin our acquisition process with a due diligence review of the target center and its market. We use experienced teams of operations and financial personnel to conduct a review of all aspects of the center’s operations, including the following:
•	market position of the center and the physicians affiliated with the center;

•	payor and case mix;

•	growth opportunities;

•	staffing and supply review;

•	equipment assessment; and

•	opportunities for operational efficiencies.
In presenting the advantages to physicians of developing a new ASC in partnership with us, our development staff emphasizes the proximity of a surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers, including contracting with vendors and third-party payors. In a development project, we provide services, such as financial feasibility pro forma analysis; site selection; financing for construction, equipment and buildout; and architectural oversight. Capital contributed by the physicians and AmSurg plus debt financing provides the funds necessary to construct and equip a new surgery center and initial working capital.
As part of each acquisition or development transaction, we form a limited partnership or limited liability company and enter into a limited partnership agreement or operating agreement with our physician partners. We generally own 51% of the limited partnerships or limited liability companies. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds of a sale or liquidation of the entity. In the limited partnership structure, as the sole general partner, one of our affiliates is generally liable for the debts of the limited partnership. However, the physician partners are generally required to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership.
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

Item 1. Business — (continued)
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
We also work with our partners to plan for the retirement or departure of physicians who utilize our ASCs.
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
Marketing our centers to referring physicians, payors and patients. We seek to increase procedure volume at our ASCs by marketing our ASCs to referring physicians and payors emphasizing the quality and high patient satisfaction and lower cost at our ASCs; and increasing awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures.
Achieving efficiencies in center operations. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our ASCs. The implementation of these best practices allows the ASCs to improve operating efficiencies through:
•	physician scheduling enhancements;

•	specially trained clinical staff focused on improved patient flow; and

•	improved operating room turnover.
The information we gather and collect from our ASCs and team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques.
Surgery Center Operations
The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet. Our single-specialty ASCs are generally located adjacent to or in close proximity to our physician partners’ offices. The size of our typical multi-specialty ASC is approximately 5,000 to 10,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners. Our surgery centers perform an average of approximately 6,000 procedures per year, though there is a wide range among centers from a low of approximately 1,200 procedures per year to a high of 29,000 procedures per year. The cost of developing a typical surgery center is approximately $2.5 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2008, 132 of our centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 15 centers were multi-specialty centers and six centers performed orthopaedic procedures. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with

Item 1. Business — (continued)
approximately 10 to 15 clinical professionals and administrative personnel, some of whom may be shared with our physician partners. The clinical staff includes nurses and surgical technicians.
The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:
•	gastroenterology — colonoscopy and other endoscopy procedures;

•	ophthalmology — cataracts and retinal laser surgery; and

•	orthopaedic — knee and shoulder arthroscopy and carpal tunnel repair.
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
Accreditation
Many managed care organizations in certain markets will only contract with a facility that is accredited by either The Joint Commission or the Accreditation Association for Ambulatory Health Care, or AAAHC. In these markets, we generally seek and obtain these accreditations. Currently, 46% of our surgery centers are accredited by The Joint Commission or AAAHC, and 24 of our surgery centers are scheduled for initial accreditation surveys during 2009. All of the accredited centers have received three-year certifications.
Surgery Center Locations
The following table sets forth certain information relating to our surgery centers as of December 31, 2008:

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	5
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopaedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Multispecialty	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Multispecialty	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Ft. Myers, Florida	Gastroenterology, Pain Management	July 2001	2
Lawrenceville, New Jersey	Multispecialty	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopaedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis Obispo, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Ocala, Florida	Multispecialty	June 2005	3
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopaedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Towson, Maryland	Gastroenterology	August 2006	2
Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3
South Bend, Indiana	Gastroenterology	January 2007	4
Lancaster, Pennsylvania	Gastroenterology	January 2007	2
Silver Spring, Maryland	Gastroenterology	January 2007	2
Rockville, Maryland	Gastroenterology	January 2007	3
New Orleans, Louisiana	Gastroenterology	January 2007	2
Marrero, Louisiana	Gastroenterology	January 2007	2
Metairie, Louisiana	Gastroenterology	January 2007	3
Tom’s River, New Jersey	Gastroenterology	May 2007	2
Pottsville, Pennsylvania	Gastroenterology	June 2007	3
Memphis, Tennessee	Gastroenterology	July 2007	4
Kissimmee, Florida	Gastroenterology	July 2007	1
Glendora, California	Gastroenterology	August 2007	4
Mesquite, Texas	Gastroenterology	August 2007	2
Conroe, Texas	Gastroenterology	August 2007	4
Altamonte Springs, Florida	Gastroenterology	September 2007	3
New Port Richey, Florida	Multispecialty	October 2007	3
Glendale, Arizona	Gastroenterology	October 2007	3
Orlando, Florida	Gastroenterology	October 2007	1
San Diego, California	Multispecialty	November 2007	4
Poway, California	Multispecialty	November 2007	2
Baton Rouge, Louisiana	Gastroenterology	December 2007	10
Baltimore, Maryland	Gastroenterology	January 2008	4
Glen Burnie, Maryland	Gastroenterology	January 2008	2
St. Clair Shores, Michigan	Ophthalmology	May 2008	2
Orlando, Florida	Gastroenterology	May 2008	4
Greenbrae, California	Gastroenterology	August 2008	3
Pomona, California	Multispecialty	September 2008	5
Akron, Ohio	Gastroenterology	November 2008	3
Redding, California	Gastroenterology	December 2008	2
Phoenix, Arizona	Gastroenterology	December 2008	2
Silver Spring, Maryland	Ophthalmology	December 2008	3
Phoenix, Arizona	Orthopaedic	December 2008	8
Bryan, Texas	Gastroenterology	December 2008	3
Westminster, Maryland	Gastroenterology	December 2008	2
McKinney, Texas	Multispecialty	December 2008	2
Durham, North Carolina	Gastroenterology	December 2008	4
Dayton, Ohio	Gastroenterology	December 2008	1
Kettering, Ohio	Gastroenterology	December 2008	5
Huber Heights, Ohio	Gastroenterology	December 2008	1
Springboro, Ohio	Gastroenterology	December 2008	3

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Beaumont, Texas	Gastroenterology	October 1994	5
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Multispecialty	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopaedic	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Multispecialty	November 2005	3
Port Huron, Michigan	Orthopaedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3
San Antonio, Texas	Gastroenterology	May 2007	3
Raleigh, North Carolina	Gastroenterology	November 2007	4
El Dorado, Arkansas	Multispecialty	December 2007	2
Greensboro, North Carolina	Gastroenterology	August 2008	2

			534

Our limited partnerships and limited liability companies generally lease the real property on which our surgery centers operate, either from the physician partners or from unaffiliated parties.
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

Item 1. Business — (continued)
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. We derived approximately 34%, 34% and 35% of our revenues in the years ended December 31, 2008, 2007 and 2006, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ASCs and physicians in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from third-party payors.
On February 8, 2006, President Bush signed into law the Deficit Reduction Act of 2005, or DEFRA, which includes a provision that beginning in 2007 limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures. This act negatively impacted the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which was an approximate $0.03 reduction in our net earnings per diluted share for 2007.
Effective January 1, 2008, CMS revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008; and

•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index, or CPI.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 80% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by $0.05 in 2008 by the revised payment system. In November 2008, CMS announced final reimbursement rates for 2009 under the revised payment system. Based upon our current procedure mix, payor mix and volume, we believe the 2009 payment rates will reduce our net earnings per diluted share in 2009 by approximately $0.07 as compared to 2008 and that our diluted earnings per share in each of 2010 and 2011 will be reduced by an incremental $0.07 as compared to the prior year as a result of the scheduled reduction in rates in those years. Beginning in 2010, reimbursement rates for our ASCs should be increased annually based on increases in the CPI. There can be no assurance, however, that CMS will not further revise the payment system to reduce or eliminate these annual increases, or that any annual CPI increases will be material. Any increase in reimbursement rates as a result of CPI adjustments will partially offset the scheduled payment reductions in 2010 and 2011.
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor (“RAC”) program. RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking.
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
Competition for Center Acquisitions. There are several public and private companies that may compete with us for the acquisition of existing ASCs. Some of these competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.
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
Competition for Physicians to Utilize Our Centers, Patients and Managed Care Contracts. We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. In several of the markets in which we operate, hospitals have begun to employ physicians or groups of physicians, including primary care physicians and physicians in certain specialties, including gastroenterology, and restricting those physicians’ ability to refer patients to unaffiliated facilities. We believe that our surgery centers can provide lower-cost, high quality surgery in a more comfortable environment for the patient in comparison to the hospitals and surgery centers with which we compete.
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
Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. Our ASCs are not licensed to practice medicine, but are licensed as ASCs where required by state law. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation, and interpretation and enforcement of these laws vary significantly from state to state. We cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
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

Item 1. Business — (continued)
On November 18, 2008, CMS published a final rule that revised the conditions for coverage for ASCs. Specifically, the rule revised four existing conditions for coverage: (1) governing body and management; (2) surgical services; (3) evaluation of quality, which was renamed quality assessment and performance improvement; and (4) laboratory and radiologic services. The rule also added three new conditions for coverage: (i) patient rights; (ii) infection control; and (iii) patient admission, assessment and discharge. These additional conditions for coverage increase information collection requirements and other administrative obligations for ASCs. These changes are scheduled to take effect on May 18, 2009. We believe that the majority of our centers currently meet these requirements. In addition, CMS may finalize additional requirements that mandate changes to the operations of ASCs.
Medicare-Medicaid Fraud and Abuse Provisions. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
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
Although these advisory opinions are not binding on any entity other than the parties who submitted the requests, we believe that these advisory opinions provide us with some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners. We believe our joint ventures are generally distinguishable from the joint ventures described in the advisory opinions because, among other things, our physician investors are surgeons who not only refer their patients to the surgery centers but also personally perform the surgical procedures.
While several federal court decisions have aggressively applied the restrictions of the anti-kickback statute, they provide little guidance as to the application of the anti-kickback statute to our limited partnerships and limited liability companies. We believe that we are in compliance with the current requirements of applicable federal and state law because, among other factors:
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

Item 1. Business — (continued)
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
Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals or opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.
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
Through a series of rulemakings, CMS has issued final regulations interpreting the Stark Law. While the regulations help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine the full effect of the regulations. Under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. In addition, the Stark Law contains an exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients.
Effective January 1, 2008, CMS expanded the so-called ASC exemption to the Stark Law by excluding from the definition of “radiology and certain other imaging services” any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day). Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are “covered as ancillary services” under the revised ASC payment system. These drugs include those furnished during the immediate postoperative recovery period to a patient to reduce suffering from nausea or pain. CMS cautioned, however, that only those radiology, imaging and outpatient prescription drug items and services that are integral to an ASC procedure and performed on the same day as the covered surgical procedure will quality for the ASC exemption. The Stark Law prohibition will continue to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home.

Item 1. Business — (continued)
In addition, several states in which we operate have self-referral statutes similar to the Stark Law. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes. However, the Stark Law and similar state statutes are subject to different interpretations. Violations of any of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.
The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the False Claims Act, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act. When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. The private plaintiff may receive a share of any settlement or judgment. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. We are currently not aware of any actions against us under the False Claims Act.
Under DEFRA, every entity that receives at least $5.0 million annually in Medicaid payments must have established, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.
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
Privacy and Security Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties. Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under the ARRA, DHHS is required to conduct periodic compliance audits of covered entities and their business associates (entities that handle identifiable health information on behalf of covered entities). In addition, the ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the

Item 1. Business — (continued)
privacy of state residents. The ARRA also extends the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.
The ARRA requires DHHS to issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to DHHS or to the public via a website posting. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date DHHS issues these regulations.
Our facilities remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information.
In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include ASCs and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The compliance date for this rule has been postponed until May 1, 2009.
HIPAA Administrative Simplification Requirements. Pursuant to HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. Use of the ICD-10 code sets will require significant administrative changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.
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
Employees
As of December 31, 2008, we and our affiliated entities employed approximately 2,460 persons, approximately 1,630 of whom were full-time employees and 830 of whom were part-time employees. Of our employees, 248 were employed at our headquarters in Nashville, Tennessee. In addition, we lease approximately 940 full-time employees and 720 part-time employees from our associated physician practices. None of these employees is represented by a union. We believe our relationships with our employees to be good.
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
Our business may be adversely affected by current and future economic conditions. Financial markets around the world have been experiencing extreme volatility in the prices of securities, severely diminished liquidity and credit availability, and other adverse events. While these conditions have not impaired our ability to finance our operations and our acquisition activities, we cannot assure you that there will not be further disruptions to financial markets or other adverse economic conditions that would have an adverse impact on us. Adverse economic conditions could prompt the federal government to reduce reimbursement or make other changes in the Medicare program, result in the inability or refusal of the lenders under our credit agreement to lend additional monies to us to fund our operations, cause patients at our ASCs to cancel or delay procedures, or force persons with whom we have relationships to seek bankruptcy protection or cease operations. Although we believe economic conditions will adversely impact us during 2009, we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations.
We depend on payments from third-party payors, including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 34% of our revenues in 2008 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We anticipate that national healthcare reform will be a focus at the Federal level in the near term. Several states are also considering healthcare reform measures. This focus on healthcare reform may increase the likelihood of significant changes affecting government healthcare programs.
Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates. In addition, managed care payors may lower reimbursement rates in response to future reductions in Medicare reimbursement rates. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins or profitability.
Our business may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers. Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians. The medical practices of our physician partners may be negatively impacted by general economic conditions, actions taken by referring physicians, other providers and payors, and other factors impacting their practices. Our physician partners may perform procedures at other facilities and are not required to use our surgery centers. From time to time, we may have disputes with physicians who use or own interests in our surgery centers. Our revenues and profitability would be adversely affected if a physician or group of physicians stopped using or reduced their use of our surgery centers as a result of changes in their physician practice or a disagreement with us. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.
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

Item 1A. Risk Factors — (continued)
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
If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected. The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. In several of the markets in which we operate, hospitals have begun employing physicians or groups of physicians including primary care physicians and physicians in certain specialties, including gastroenterology, and restricting those physicians’ ability to refer patients to unaffiliated facilities. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.
We compete with public and private companies in the development and acquisition of ASCs. Further, many physician groups develop ASCs without a corporate partner. We can give you no assurances that we will be able to compete effectively in any of these areas or that our results of operations will not be adversely impacted.
Our surgery centers may be negatively impacted by weather and other factors beyond our control. The results of operations of our surgery centers may be adversely impacted by adverse weather conditions, including hurricanes, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, and force certain of our surgery centers to close temporarily. In certain markets such as Florida, we have a large concentration of surgery centers that may be simultaneously affected. At December 31, 2008, 30 of our 189 surgery centers were located in the state of Florida. Our future financial and operating results may be adversely affected by weather and other factors that disrupt the operation of our surgery centers.
If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our surgery centers;

•	our relationships with physicians and other referral sources;

•	CON approvals and other regulations affecting the construction or acquisition of centers, capital expenditures or the addition of services;

•	the adequacy of medical care, equipment, personnel, and operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers, including appropriate treatment of overpayments and credit balances;

•	privacy and security of individually identifiable health information; and

•	environmental protection.
If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. CMS has enacted additional conditions for coverage that ASCs must meet to enroll and remain enrolled in

Item 1A. Risk Factors — (continued)
Medicare, which will be effective May 18, 2009. In addition, a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us or reduce the demand for our services.
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
We are liable for the debts and other obligations of the limited partnerships that own and operate certain of our surgery centers. In the limited partnerships in which one of our affiliates is the general partner, our affiliate is liable for 100% of the debts and other obligations of the limited partnership; however, the physician partners are generally required to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the limited partnership. We also have primary liability for the bank debt that may be incurred for the benefit of the limited liability companies, and in turn, lend funds to these limited liability companies, although the physician members also guarantee this debt. There can be no assurance that a third-party lender or lessor would seek performance of the guarantees rather than seek repayment from us of any obligation of the limited partnership or limited liability company if there is a default, or that the physician partners or members would have sufficient assets to satisfy their guarantee obligations.
We may be subject to liabilities for claims brought against our facilities. We are subject to litigation related to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See “Business — Legal Proceedings.” These actions may involve large claims and significant defense costs. If payments for claims exceed our insurance coverage or are not covered by insurance or our insurers fails to meet their obligations, our results of operations and financial position could be adversely affected.
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
We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2008 contained an intangible asset designated as goodwill totaling approximately $661.7 million. Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The IRS may challenge tax deductions for certain acquired goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of and ownership interests in ASCs. In 1997, the IRS published proposed regulations that applied “anti-churning” rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations that continue to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in ASCs so as to comply with guidance found in the final regulations. There is a risk that the IRS could

Item 1A. Risk Factors — (continued)
challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and could subject us to interest and penalties.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 70,000 square feet of office space, which we lease from a third-party pursuant to an agreement that expires in 2014. We have the option to renew our lease for two additional terms of five years following the expiration of the current term. We also lease office space for our regional offices in Coral Gables, Florida, Tempe, Arizona, Dallas, Texas and Berwyn, Pennsylvania. Our affiliated limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2008, 187 leased space ranging from 1,000 to 24,000 square feet, with expected remaining lease terms ranging from one to twenty-nine years. One center in operation at December 31, 2008 is located in a building owned by our general partnership that operates the surgery center and one of our limited liability companies owns a building in which it previously operated the surgery center.
Item 3. Legal Proceedings
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the persons serving as executive officers of AmSurg as of December 31, 2008. Mr. Harrell has announced that he intends to retire from employment with the Company during 2009. Executive officers of AmSurg serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	44	Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President — West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.
Claire M. Gulmi	55	Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.
David L. Manning	59	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development and Assistant Secretary from April 1992 to February 2006.
Kevin D. Eastridge	43	Senior Vice President of Finance and Chief Accounting Officer since July 2008; Vice President of Finance from April 1998 to July 2008; Controller from March 1997 to June 2004.
Royce D. Harrell	63	Senior Vice President of Corporate Services since September 2000; Senior Vice President of Operations from October 1992 until September 2000.
Billie A. Payne	57	Senior Vice President of Operations since December 2007; Vice President of Operations from March 1998 to December 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2007 and 2008, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2007:
High	$26.28	$25.25	$26.79	$28.00
Low	$21.63	$22.76	$21.93	$22.60

2008:
High	$29.76	$27.79	$28.93	$26.05
Low	$22.72	$21.96	$23.96	$17.91
At February 25, 2009, there were approximately 13,000 holders of our common stock, including 214 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Presently, the declaration of dividends is prohibited by a covenant in our credit facility.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — (continued)

Issuer Purchases of Equity Securities (1)
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

October 1, 2008 through October 31, 2008	265,620	$23.27	265,620	$18,820,000
November 1, 2008 through November 30, 2008	251,432	24.78	251,432	12,590,000
December 1, 2008 through December 31, 2008	—	—	—	—

Total	517,052	$24.01	517,052	$12,590,000

(1)	On September 30, 2008, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $25,000,000 of our outstanding common stock over a 12 month period, the primary intent of which is to mitigate the dilutive effect of shares issued pursuant to our stock incentive plans. We purchased $12,410,000 of our outstanding common stock in October 2008 and November 2008 under the program.

Item 6. Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Consolidated Statement of Earnings Data:

Revenues	$600,655	$518,311	$441,438	$365,227	$305,810
Operating expenses	390,192	337,240	286,522	231,092	188,795

Operating income	210,463	181,071	154,196	134,135	117,015
Minority interest	118,550	103,153	89,530	74,768	64,403
Interest and other expenses	9,938	9,568	7,386	3,897	1,834

Earnings from continuing operations before income taxes	81,975	68,350	58,000	55,470	50,778
Income tax expense	32,463	26,584	22,521	21,743	20,091

Net earnings from continuing operations	49,512	41,766	35,479	33,727	30,687
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax	(8)	2,079	2,723	2,410	3,421
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax	(2,458)	330	(463)	(986)	5,598

Net earnings	$47,046	$44,175	$37,739	$35,151	$39,706

Basic earnings per common share:
Net earnings from continuing operations	$1.57	$1.36	$1.19	$1.14	$1.03
Net earnings	$1.49	$1.44	$1.27	$1.19	$1.33

Diluted earnings per common share:
Net earnings from continuing operations	$1.55	$1.34	$1.17	$1.12	$1.01
Net earnings	$1.47	$1.42	$1.24	$1.17	$1.30

Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	31,503	30,619	29,822	29,573	29,895
Diluted	31,963	31,102	30,398	30,147	30,507

Operating and Other Financial Data:

Continuing centers at end of year	189	169	145	134	111
Procedures performed during year	1,110,563	954,267	809,380	693,260	566,387
Same-center revenue increase	3%	4%	5%	3%	4%
Cash flows provided by operating activities	$90,927	$79,371	$72,021	$63,421	$55,452
Cash flows used in investing activities	(131,780)	(179,368)	(71,794)	(83,308)	(61,660)
Cash flows provided by (used in) financing activities	42,448	109,867	(640)	25,391	6,942

	At December 31,
	2008	2007	2006	2005	2004
			(In thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents	$31,548	$29,953	$20,083	$20,496	$14,992
Working capital	85,497	83,792	66,591	61,072	56,302
Total assets	905,879	781,634	590,032	527,816	425,155
Long-term debt and other long-term liabilities	288,251	232,223	127,821	125,712	88,160
Minority interest	66,079	62,006	52,341	47,271	39,710
Shareholders’ equity	460,429	411,225	343,108	294,618	254,149

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
Overview
We develop, acquire and operate ambulatory surgery centers, or ASCs, in partnership with physicians. As of December 31, 2008, we owned a majority interest (51% or greater) in 189 surgery centers. We acquired a majority interest in two additional ASCs effective January 1, 2009. See "— Liquidity and Capital Resources.” The following table presents the changes in the number of surgery centers in operation, under development and under letter of intent for the years ended December 31, 2008, 2007 and 2006. A center is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the center.

	2008	2007	2006

Centers in operation, beginning of the year	176	156	149
New center acquisitions placed in operation	19	21	8
New development centers placed in operation	1	3	3
Centers disposed	(6)	(4)	(4)
Centers held for sale	(1)	—	—

Centers in operation, end of the year	189	176	156

Centers under development, end of the year	3	2	5
Development centers awaiting regulatory approval, end of year	—	1	—
Average number of continuing centers in operation, during year	175	164	146
Centers under letter of intent, end of year	5	4	10
Of the continuing surgery centers in operation at December 31, 2008, 132 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 15 centers performed procedures in multiple specialties and six centers performed orthopaedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2009 include the acquisition or development of 13 to 16 surgery centers (including three surgery centers acquired during the first two months of 2009). We have reduced our same-center revenue growth target for 2009 from our recent historical averages of 3% to 5% to approximately zero percent due to the economic outlook in 2009, which we believe will result in reduced patient visits and thus surgical procedures.
While we generally own 51% of the entities that own the surgery centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the minority partners’ share of the net earnings or loss of the surgery center entities. The minority ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 34%, 34% and 35% of our revenues in the years ended December 31, 2008, 2007 and 2006, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
On February 8, 2006, President Bush signed into law DEFRA, which includes a provision that beginning in 2007 limits Medicare reimbursement for certain procedures performed at ASCs to the amounts paid to hospital outpatient departments under the Medicare hospital outpatient department fee schedule for those procedures. This act negatively impacted the reimbursement of after-cataract laser surgery procedures performed at our ophthalmology centers, the result of which was an approximate $0.03 reduction in our net earnings per diluted share for the 2007 fiscal year.
Effective January 1, 2008, CMS revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008; and

•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by $0.05 in 2008 by the revised payment system. In November 2008, CMS announced final reimbursement rates for 2009 under the revised payment system. Based upon our current procedure mix, payor mix and volume, we believe the 2009 payment rates will reduce our net earnings per diluted share in 2009 by approximately $0.07 as compared to 2008 and that our diluted earnings per share in each of 2010 and 2011 will be reduced by an incremental $0.07 as compared to the prior year as a result of the scheduled reduction in rates in those years. Beginning in 2010, reimbursement rates for our ASCs should be increased annually based on increases in the CPI. There can be no assurance, however, that CMS will not further revise the payment system to reduce or eliminate these annual increases, or that any annual CPI increases will be material. Any increase in reimbursement rates as a result of CPI adjustments will partially offset the scheduled payment reductions in 2010 and 2011.
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor (“RAC”) program. RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking.
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
Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2008, 2007 and 2006, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2008 and 2007, net accounts receivable reflected allowances for contractual adjustments of $95.1 million and $79.9 million, respectively, and allowances for bad debt expense of $11.8 million and $8.3 million, respectively. The increase in our contractual allowance and allowances for bad debt expense is primarily related to allowances established for new centers acquired during 2008. At December 31, 2008 and 2007, we had 38 days outstanding reflected in our gross accounts receivable.
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
Goodwill. We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which require that goodwill be evaluated for impairment at least on an annual basis. Impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating, as well as one reportable,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
segment. For impairment testing purposes, our centers each qualify as components of that operating segment. Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit. We completed our annual impairment test as required by SFAS No. 142 as of December 31, 2008, and have determined that it is not necessary to recognize impairment in our goodwill.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2008 same-center group, comprised of 154 centers, had revenue growth of 3%. Our same-center group in 2009 will be comprised of 173 centers, which constitutes approximately 90% of our total number of centers. We expect our same-center revenue growth to be flat in 2009. We have reduced our same-center revenue growth target for 2009 from our recent historical averages of 3% to 5% due to the economic outlook in 2009, which we believe will result in reduced patient visits and thus surgical procedures.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	28.9	29.4	29.9
Supply cost	11.8	11.6	11.6
Other operating expenses	20.8	20.5	19.7
Depreciation and amortization	3.5	3.6	3.7

Total operating expenses	65.0	65.1	64.9

Operating income	35.0	34.9	35.1
Minority interest	19.7	19.9	20.3
Interest expense, net of interest income	1.7	1.8	1.7

Earnings from continuing operations before income taxes	13.6	13.2	13.1

Income tax expense	5.4	5.1	5.1

Net earnings from continuing operations	8.2	8.1	8.0
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	—	0.4	0.6
Loss on sale of discontinued interests in surgery centers, net of income tax	(0.4)	—	(0.1)

Net (loss) earnings from discontinued operations	(0.4)	0.4	0.5

Net earnings	7.8%	8.5%	8.5%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues increased $82.3 million, or 16%, to $600.7 million in 2008 from $518.3 million in 2007. Our 2008 revenues were negatively impacted by approximately $5.0 million due to revisions in the Medicare payment system implemented by CMS in January 2008 (see “— Sources of Revenues”). Our procedures increased by 156,296, or 16%, to 1,110,563 in 2008 from 954,267 in 2007. The additional revenues resulted primarily from:
•	centers acquired or opened in 2007, which contributed $53.5 million of additional revenues due to having a full period of operations in 2008;

•	centers acquired or opened in 2008, which generated $15.0 million in revenues; and

•	$13.8 million of revenue growth recognized by our 2008 same-center group primarily as a result of procedure growth.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in an 18% increase in salaries and benefits at our surgery centers in 2008. We experienced a 4% decrease in salaries and benefits at our corporate offices during 2008 over 2007. The decrease in corporate office salaries and benefits was primarily due to an investment loss associated with the company’s supplemental retirement plan, which offsets salaries and benefits expense because it is a loss that is attributed to the participants’ self-directed investments. Salaries and benefits increased in total by 14% to $173.6 million in 2008 from $152.3 million in 2007. Salaries and benefits as a percentage of revenues decreased in 2008 compared to 2007 due in part to a change from incremental, annual vesting of stock-based awards in five installments to cliff vesting of stock-based awards four years following the date of grant beginning with grants made during 2007.
Supply cost was $70.7 million in 2008, an increase of $10.7 million, or 18%, over supply cost in 2007. This increase was primarily the result of additional procedure volume and a 1% increase in our average supply cost per procedure.
Other operating expenses increased $18.8 million, or 18%, to $125.1 million in 2008 from $106.2 million in 2007. The additional expense in the 2008 period resulted primarily from:
•	centers acquired or opened during 2007, which resulted in an increase of $9.2 million in other operating expenses;

•	an increase of $4.1 million in other operating expenses at our 2008 same-center group resulting primarily from additional procedure volume and general inflationary cost increases; and

•	centers acquired or opened during 2008, which resulted in an increase of $2.8 million in other operating expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Depreciation and amortization expense increased $2.1 million, or 11%, in 2008 from 2007, primarily as a result of centers acquired since 2007 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2009, primarily due to additional acquired centers and an additional start-up center expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At December 31, 2008, we had three centers under development and two centers that had been open for less than one year.
Minority interest in earnings from continuing operations before income taxes in 2008 increased $15.4 million, or 15%, from 2007, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 19.7% in 2008 from 19.9% in 2007, as a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth.
Interest expense increased $370,000 in 2008, or 4%, from 2007, primarily due to additional long-term debt outstanding during 2008 resulting from our acquisition activities, net of lower interest expense as a result of a reduced average interest rate experienced during 2008. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $32.5 million in 2008 compared to $26.6 million in 2007. Our effective tax rate in 2008 and 2007 was 39.6% and 38.9%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35.0%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109", or FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during 2008 and 2007, we incurred additional income tax expense of $1,289,000, including $1,232,000 in discontinued operations, and $224,000, respectively, related to FIN No. 48 and recognized an additional tax benefit of approximately $400,000 in 2007 associated with the recognition of a capital loss carryforward. During 2009, we anticipate that our effective tax rate will be approximately 39.5% of earnings from continuing operations before income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2008, we sold our interests in three surgery centers, closed three surgery centers and classified a surgery center as held for sale following management’s assessment of limited growth opportunities at these centers. In 2007, we sold our interests in three surgery centers and closed a surgery center. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $2.5 million during 2008 and an after tax gain for the disposition of discontinued interests in surgery centers of $330,000 in 2007. The net loss derived from the operations of the discontinued surgery centers was $8,000 for 2008 and the net earnings from the operations of the discontinued surgery centers for 2007 was $2.1 million.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues increased $76.9 million, or 17%, to $518.3 million in 2007 from $441.4 million in 2006. Our 2007 revenues were impacted by an approximately $3.0 million reduction in revenue due to the Medicare reimbursement cuts stemming from DEFRA (see “— Sources of Revenues”). Our procedures increased by 144,887, or 17%, to 954,267 in 2007 from 809,380 in 2006. The additional revenues resulted primarily from:
•	centers acquired or opened in 2007, which generated $40.8 million in revenues;

•	$19.4 million of revenue growth recognized by our 2007 same-center group primarily as a result of procedure growth; and

•	centers acquired or opened in 2006, which contributed $14.8 million of additional revenues due to having a full period of operations in 2007.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in an 18% increase in salaries and benefits at our surgery centers in 2007. We experienced a 2% increase in salaries and benefits at our corporate offices during 2007 over 2006. The increase in corporate office salaries and benefits was primarily due to additional corporate staff needed to manage our additional centers in operation during 2007, net of lower bonus expense in 2007 versus 2006. Salaries and benefits increased in total by 15% to $152.3 million in 2007 from $131.9 million in 2006. Salaries and benefits as a percentage of revenues decreased in 2007 compared to 2006 due in part to a change from incremental, annual vesting of stock-based awards in five installments to cliff vesting of stock-based awards four years following the date of grant.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Supply cost was $59.9 million in 2007, an increase of $8.7 million, or 17%, over supply cost in 2006. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in 2007 was consistent with that experienced in 2006.
Other operating expenses increased $19.0 million, or 22%, to $106.2 million in 2007 from $87.2 million in 2006. The additional expense in the 2007 period resulted primarily from:
•	centers acquired or opened during 2007, which resulted in an increase of $7.5 million in other operating expenses;

•	an increase of $7.0 million in other operating expenses at our 2007 same-center group resulting primarily from additional procedure volume, general inflationary cost increases, and a $1.3 million impairment charge and property loss incurred at a center that will be relocating its facility during 2008; and

•	centers acquired or opened during 2006, which resulted in an increase of $2.2 million in other operating expenses.
Depreciation and amortization expense increased $2.6 million, or 16%, in 2007 from 2006, primarily as a result of centers acquired since 2006 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
Minority interest in earnings from continuing operations before income taxes in 2007 increased $13.6 million, or 15%, from 2006, primarily as a result of minority partners’ interest in earnings at surgery centers recently added to operations. As a percentage of revenues, minority interest decreased to 19.9% in 2007 from 20.3% in 2006, as a result of our minority partners sharing in reduced center profit margins caused by lower same-center revenue growth.
Interest expense increased $2.2 million in 2007, or 30%, from 2006, primarily due to additional long-term debt outstanding during 2007 resulting from our acquisition activities. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $26.6 million in 2007 compared to $22.5 million in 2006. Our effective tax rate in 2007 and 2006 was 38.9% and 38.8%, respectively, of earnings from continuing operations before income taxes, and differed from the federal statutory income tax rate of 35.0%, primarily due to the impact of state income taxes. Effective January 1, 2007, we adopted FIN No. 48, and recorded a cumulative reduction to beginning retained earnings of $634,000. In addition, during 2007, we incurred additional income tax expense of $224,000 related to FIN No. 48 and recognized an additional tax benefit of approximately $400,000 in 2007 associated with the recognition of a capital loss carryforward.
During 2007, we sold our interests in three surgery centers and closed a surgery center, following management’s assessment of limited growth opportunities at these centers. In 2006, we sold our interests in four surgery centers. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax gain for the disposition of discontinued interests in surgery centers of $330,000 during 2007 and an after tax loss for the disposition of discontinued interests in surgery centers of $463,000 for 2006. The net earnings derived from the operations of the discontinued surgery centers were $2,079,000 and $2,723,000 during 2007 and 2006, respectively.
Liquidity and Capital Resources
At December 31, 2008, we had working capital of $85.5 million compared to $83.8 million at December 31, 2007. Operating activities for 2008 generated $90.9 million in cash flow from operations compared to $79.4 million in 2007. The increase in operating cash flow activity resulted primarily from higher net earnings in 2008 and additional deferred tax savings primarily due to increased goodwill amortization for tax purposes. Cash and cash equivalents at December 31, 2008 and 2007 were $31.5 million and $30.0 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as performed, either electronically or in paper form, usually within several days following the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense (see “ — Critical Accounting Policies — Allowance for Contractual Adjustments and Bad Debt Expense”). The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2008 and 2007, our accounts receivable represented 38 days of revenue outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
During 2008, we had total capital expenditures of $138.0 million, which included:
•	$118.7 million for acquisitions of interests in ASCs;

•	$16.4 million for new or replacement property at existing surgery centers, including $970,000 in new capital leases; and

•	$2.9 million for surgery centers under development.
Our cash flow from operations was approximately 66% of our cash payments for capital expenditures, and we received approximately $582,000 from capital contributions of our minority partners to fund their proportionate share of development activity. Borrowings under long-term debt were used to fund the remaining portion of our obligations. At December 31, 2008, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by minority partners.
During 2008, we received approximately $3.8 million in cash and a secured note for $885,000 from the sale of our interests in four surgery centers. During 2008, notes receivable decreased by $1.5 million, primarily due to payments on a note receivable related to the sale of a surgery center in 2004. This note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through July 2009. The balance of this note at December 31, 2008 was $1.7 million.
During 2008, we had net borrowings on long-term debt of $43.0 million, and at December 31, 2008, we had $249.0 million outstanding under our revolving credit facility. Pursuant to our credit facility, we may borrow up to $300.0 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2008. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. We incurred approximately $41,000 in deferred financing fees during 2008, primarily associated with an amendment to our credit facility in October 2007.
During 2008, we received approximately $10.0 million from the exercise of options and the issuance of common stock under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $1.4 million. During September 2008, our board of directors approved a $25.0 million stock repurchase program, the primary intent of which is to mitigate the dilutive effect of shares issued pursuant to our stock incentive plans. During the three months ended December 31, 2008, we repurchased 517,000 shares of common stock for $12.4 million at an average price of $24 per share. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Subsequent to December 31, 2008, through one wholly owned subsidiary and in three separate transactions, we acquired majority interests in three surgery centers for an aggregate purchase price of approximately $16.5 million, which was funded by borrowings under our credit facility.
The following schedule summarizes all of our contractual obligations by period as of December 31, 2008 (in thousands):

	Payments Due by Period
		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt, including interest (1)	$269,180	$5,243	$256,613	$4,858	$2,466
Capital lease obligations, including interest	6,878	2,825	3,372	679	2
Operating leases, including renewal option periods (2)	400,574	32,134	62,489	60,129	245,822
Construction in progress commitments	1,237	1,237	—	—	—
Other long-term obligations (3)	980	980	—	—	—
Liability for unrecognized tax benefits	7,776	—	7,776	—	—

Total contractual cash obligations	$686,625	$42,419	$330,250	$65,666	$248,290

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)

(1)	Our long-term debt may increase based on future acquisition activity. We will use our operating cash flow to repay existing long-term debt under our credit facility prior to its maturity date.

(2)	Operating lease obligations do not include common area maintenance (“CAM”), insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes for the 2008 fiscal year was approximately $3.6 million.

(3)	Other long-term obligations consist of purchase price commitments that were contingent upon certain events. These obligations will be paid in 2009 and are expected to be funded through borrowing under our credit facility.
In addition, as of February 26, 2009, we had available under our revolving credit facility $50.0 million for acquisition borrowings.
Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing single ASCs, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains or networks of ASCs. Such acquisitions, joint ventures or other opportunities may require an amendment to our current credit facility or additional external financing. We cannot assure you that any required financing will be available, or will be available on terms acceptable to us.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008. The impact of the adoption of SFAS No. 159 did not have a material effect on our financial position, results of operations or cash flows.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. Once adopted, we anticipate that the goodwill recorded in connection with future acquisitions will be significantly greater than the goodwill currently recorded under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on our consolidated balance sheet, will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on our results of operations or cash flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and will become effective for us beginning with the first quarter of 2009. We do not expect the impact of the adoption of SFAS No. 161 to have a material effect on our financial position, results of operations or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2008, a 100 basis point interest rate change would impact our pre-tax net income and cash flow by approximately $2.1 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2009.
The table below provides information as of December 31, 2008 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Fixed rate	$5,398	$3,984	$53,191	$2,156	$1,425	$785	$66,939	$63,321
Average interest rate	6.7%	6.7%	5.4%	6.0%	6.0%	6.2%

Variable rate	$1,403	$1,178	$200,198	$942	$495	$1,481	$205,697	$193,373
Average interest rate	5.4%	5.5%	3.8%	5.9%	6.1%	6.5%
The difference in maturities of long-term obligations and overall increase in total borrowings from 2007 to 2008 principally resulted from our borrowings associated with acquisitions of surgery centers. The average interest rates on these borrowings at December 31, 2008 remained consistent as compared to December 31, 2007.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, effective January 1, 2007, which resulted in the Company changing the method in which it accounts for uncertainties in income taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 26, 2009

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in thousands)

	2008	2007

Assets

Current assets:
Cash and cash equivalents	$31,548	$29,953
Accounts receivable, net of allowance of $11,757 and $8,310, respectively	63,602	61,284
Supplies inventory	8,083	6,882
Deferred income taxes (note 9)	1,378	1,354
Prepaid and other current assets (note 6)	17,223	18,509
Current assets held for sale (note 2)	25	—

Total current assets	121,859	117,982

Long-term receivables and other assets (note 2)	46	1,653
Property and equipment, net (notes 3, 5 and 7)	111,884	104,874
Intangible assets, net (notes 2 and 4)	671,914	557,125
Long-term assets held for sale (note 2)	176	—

Total assets	$905,879	$781,634

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt (note 5)	$6,801	$5,781
Accounts payable	14,240	12,703
Accrued salaries and benefits (note 6)	12,040	12,415
Other accrued liabilities	3,246	2,291
Income taxes payable	—	1,000
Current liabilities held for sale (note 2)	35	—

Total current liabilities	36,362	34,190

Long-term debt (notes 2 and 5)	265,835	216,822
Deferred income taxes (note 9)	54,758	41,990
Other long-term liabilities (notes 2, 6 and 9)	22,416	15,401
Commitments and contingencies (notes 2, 5, 7, 10 and 12)
Minority interest	66,079	62,006
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding (note 8)	—	—
Shareholders’ equity:
Common stock, no par value 70,000,000 shares authorized, 31,342,241 and 31,202,629 shares outstanding, respectively (note 8)	177,624	172,536
Deferred compensation	(5,432)	(3,916)
Retained earnings, net of ($634) cumulative adjustment to beginning retained earnings on January 1, 2007 for change in accounting for uncertainties in income taxes	291,088	244,042
Accumulated other comprehensive loss, net of income taxes (notes 5 and 6)	(2,851)	(1,437)

Total shareholders’ equity	460,429	411,225

Total liabilities and shareholders’ equity	$905,879	$781,634

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except earnings per share)

	2008	2007	2006

Revenues	$600,655	$518,311	$441,438

Operating expenses:
Salaries and benefits (note 10)	173,588	152,332	131,942
Supply cost	70,664	59,930	51,251
Other operating expenses (note 10)	125,064	106,223	87,206
Depreciation and amortization	20,876	18,755	16,123

Total operating expenses	390,192	337,240	286,522

Operating income	210,463	181,071	154,916
Minority interest	118,550	103,153	89,530
Interest expense, net of interest income of $249, $535 and $568, respectively	9,938	9,568	7,386

Earnings from continuing operations before income taxes	81,975	68,350	58,000
Income tax expense (note 9)	32,463	26,584	22,521

Net earnings from continuing operations	49,512	41,766	35,479
Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax (benefit) expense	(8)	2,079	2,723
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax (benefit) expense	(2,458)	330	(463)

Net (loss) earnings from discontinued operations	(2,466)	2,409	2,260

Net earnings	$47,046	$44,175	$37,739

Basic earnings per common share (note 7):
Net earnings from continuing operations	$1.57	$1.36	$1.19
Net earnings	$1.49	$1.44	$1.27

Diluted earnings per common share:
Net earnings from continuing operations	$1.55	$1.34	$1.17
Net earnings	$1.47	$1.42	$1.24

Weighted average number of shares and share equivalents outstanding (note 8):
Basic	31,503	30,619	29,822
Diluted	31,963	31,102	30,398
See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

					Accumulated
					Other
	Common Stock		Deferred	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Loss	Total

Balance at January 1, 2006	29,689	$131,856	$—	$162,762	$—	$294,618
Issuance of common stock	3	87	—	—	—	87
Stock options exercised	242	3,048	—	—	—	3,048
Share-based compensation	—	7,030	—	—	—	7,030
Tax benefit related to exercise of stock options	—	1,056	—	—	—	1,056
Comprehensive income:
Net earnings	—	—	—	37,739	—	37,739
Loss on interest rate swap, net of income tax benefit of $303	—	—	—	—	(470)	(470)

Total comprehensive income	—	—	—	—	—	37,269

Balance at December 31, 2006	29,934	143,077	—	200,501	(470)	343,108
Cumulative adjustment to beginning retained earnings on January 1, 2007	—	—	—	(634)	—	(634)
Issuance of restricted common stock	200	4,616	(4,616)	—	—	—
Deferred compensation amortization	—	—	576	—	—	576
Cancellation of restricted common stock	(5)	(124)	124	—	—	—
Stock options exercised	1,074	17,661	—	—	—	17,661
Share-based compensation	—	3,984	—	—	—	3,984
Tax benefit related to exercise of	—	3,322	—	—	—	3,322
stock options Comprehensive income:
Net earnings	—	—	—	44,175	—	44,175
Loss on interest rate swap, net of income tax benefit of $624	—	—	—	—	(967)	(967)

Total comprehensive income	—	—	—	—	—	43,208

Balance at December 31, 2007	31,203	172,536	(3,916)	244,042	(1,437)	411,225
Issuance of restricted common stock	147	3,662	(3,662)	—	—	—
Deferred compensation amortization	—	—	1,912	—	—	1,912
Cancellation of restricted common stock	(10)	(234)	234	—	—	—
Stock options exercised	519	9,970	—	—	—	9,970
Stock repurchased	(517)	(12,413)	—	—	—	(12,413)
Share-based compensation	—	2,798	—	—	—	2,798
Tax benefit related to exercise of stock options	—	1,305	—	—	—	1,305
Comprehensive income:
Net earnings	—	—	—	47,046	—	47,046
Loss on interest rate swap, net of income tax benefit of $911	—	—	—	—	(1,414)	(1,414)

Total comprehensive income	—	—	—	—	—	45,632

Balance at December 31, 2008	31,342	$177,624	$(5,432)	$291,088	$(2,851)	$460,429

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings	$47,046	$44,175	$37,739
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest	118,550	103,153	89,530
Distributions to minority partners	(118,769)	(103,545)	(90,668)
Depreciation and amortization	20,876	18,755	16,123
Net loss on sale and impairment of long-lived assets	922	724	92
Share-based compensation	4,710	4,560	7,030
Excess tax benefit from share-based compensation	(1,351)	(3,322)	(1,070)
Deferred income taxes	14,729	8,063	5,918
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	3,792	(2,300)	(1,939)
Supplies inventory	(83)	47	(391)
Prepaid and other current assets	2,344	(2,958)	(383)
Accounts payable	(1,904)	962	1,382
Accrued expenses and other liabilities	(487)	8,128	4,040
Other, net	552	2,929	4,618

Net cash flows provided by operating activities	90,927	79,371	72,021

Cash flows from investing activities:
Acquisition of interest in surgery centers	(118,671)	(162,777)	(57,029)
Acquisition of property and equipment	(18,379)	(24,640)	(18,468)
Proceeds from sale of interests in surgery centers	3,812	5,433	1,076
Net repayment of long-term receivables	1,458	2,616	2,627

Net cash flows used in investing activities	(131,780)	(179,368)	(71,794)

Cash flows from financing activities:
Proceeds from long-term borrowings	157,787	178,316	98,855
Repayment on long-term borrowings	(114,788)	(89,712)	(103,370)
Net proceeds from issuance of common stock	9,970	17,661	3,048
Purchase of common stock	(12,413)	—	—
Proceeds from capital contributions by minority partners	582	480	177
Excess tax benefit from share-based compensation	1,351	3,322	1,070
Financing cost incurred	(41)	(200)	(420)

Net cash flows provided by (used in) financing activities	42,448	109,867	(640)

Net increase (decrease) in cash and cash equivalents	1,595	9,870	(413)
Cash and cash equivalents, beginning of year	29,953	20,083	20,496

Cash and cash equivalents, end of year	$31,548	$29,953	$20,083

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
d. Prepaid and Other Current Assets
At December 31, 2008, prepaid and other current assets were comprised of prepaid insurance expense of $2,973,000, other prepaid expenses of $3,073,000, notes receivable of $1,667,000, short-term investments of $3,005,000, other current receivables of $4,824,000, income tax receivable of $1,021,000 and other current assets of $660,000. At December 31, 2007, prepaid and other current assets were comprised of prepaid insurance expense of $2,714,000, other prepaid expenses of $2,730,000, current portion of notes receivable of $2,708,000, short-term investments of $4,198,000, other current receivables of $5,567,000 and other current assets of $592,000.
e. Property and Equipment, net
Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation for buildings and improvements is recognized under the straight-line method over 20 to 40 years or, for leasehold improvements, over the remaining term of the lease plus renewal options for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
with existing leasehold improvements which might be impaired if a decision is made not to continue the use of the leased property. Depreciation for movable equipment and software and software development costs is recognized over useful lives of three to ten years.
f. Intangible Assets
Goodwill
The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill be evaluated for impairment at least on an annual basis; impairment of carrying value will be evaluated more frequently if certain indicators are encountered. SFAS No. 142 requires that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. For impairment testing purposes, the centers qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company completed its annual impairment test as required by SFAS No. 142 as of December 31, 2008, and determined that goodwill was not impaired.
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
g. Other Long-Term Liabilities
Other long-term liabilities are primarily comprised of tax-effected unrecognized benefits (see note 1(j)), negative fair value of our interest rate swap and purchase price obligations.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1(n)). During the years ended December 31, 2008, 2007 and 2006, the Company derived approximately 34%, 34% and 35%, respectively, of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
i. Operating Expenses
Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers. Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. Bad debt expense was approximately $17,169,000, $14,286,000 and $11,418,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the adoption date, the Company had no unrecognized benefits that, if recognized, would affect its effective tax rate. Except for a cumulative adjustment in accordance with FIN No. 48, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. Approximately $1,101,000 of accrued interest was established as a FIN No. 48 liability on January 1, 2007 through a tax affected adjustment to beginning retained earnings of $634,000. Additionally, as of January 1, 2007, the Company reclassified approximately $4,868,000 from long-term deferred tax liability to other long-term liabilities to reflect the amount of its tax-effected unrecognized benefits.
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
l. Fair Value of Financial Instruments
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. Short-term investments are recorded at fair value of $3,005,000. The fair value of fixed-rate long-term debt, with a carrying value of $66,939,000, was $63,321,000 at December 31, 2008. The fair value of variable-rate long-term debt, with a carrying value of $205,697,000, was $193,373,000 at December 31, 2008.
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
SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the company had adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” for recognition purposes on its effective date. The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position FAS No. 123R-3, “Transition Election to Accounting for Tax Effects of Share-Based Payment Awards.”
SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB Opinion No. 25 and related interpretations. This requirement reduced the Company’s net operating cash flows and increased its financing cash flows by $1,351,000, $3,322,000 and $1,070,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
As part of its SFAS No. 123R adoption, the Company examined concentrations of holdings, its historical patterns of option exercises and forfeitures as well as forward-looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified three employee populations, consisting of senior executives, officers and all other recipients.

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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of allowances to establish are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2008 and 2007 reflect allowances for contractual adjustments of $94,053,000 and $79,937,000, respectively, and allowance for bad debt expense of $11,757,000 and $8,310,000, respectively.
o. Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007 and became effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 did not have an effect on the Company’s financial position, results of operations or cash flows. Additional footnote disclosure has been provided that describes the measurement methods applied to assets and liabilities that are measured on a recurring basis.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of this standard is prohibited. The adoption of SFAS No. 160 will result in changes in the presentation of the Company’s financial position, primarily due to reclassification of minority interest to a component of shareholders’ equity, but is not expected to have a material effect on the Company’s results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS No. 141R will require an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is prohibited and the standards are to be applied prospectively only. Upon adoption of this

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. Once adopted, the Company anticipates that the goodwill recorded in connection with future acquisitions will be significantly greater than the goodwill currently recorded under SFAS No. 141, and the amount of noncontrolling interest, or minority interest as it is currently referred to on the Company’s consolidated balance sheet, will correspondingly increase. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and will become effective for the Company beginning with the first quarter of 2009. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
p. Reclassifications and Restatements
Certain prior year amounts have been restated to reflect discontinued operations as further discussed in note 2(c).
2. Acquisitions and Dispositions
a. Acquisitions
The Company, through wholly owned subsidiaries and in separate transactions, acquired a majority interest in 19 and 21 surgery centers during 2008 and 2007, respectively. Consideration paid for the acquired interests consisted of cash and purchase price obligations in 2008 and cash in 2007. Total acquisition price and cost in 2008 and 2007 was $118,671,000 and $162,777,000, respectively, of which the Company assigned $117,003,000 and $153,399,000, respectively, to goodwill and other non-amortizable intangible assets. The goodwill is expected to be fully deductible for tax purposes.
At December 31, 2008, the Company had contingent purchase price obligations of $580,000 related to a current year acquisition dependent upon certain requirements of the physician entity. The Company expects to fund the purchase price obligation in early 2009. At December 31, 2007, the Company had contingent purchase price obligations of $1,715,000, primarily related to six of its 2007 and 2006 acquisitions dependent upon final rulemaking by The Centers for Medicare and Medicaid Services, or CMS, related to a change in the rate setting methodology, payment rates, payment policies and the list of covered surgical procedures for ambulatory surgery centers. In July 2007, CMS announced a final rule to be effective January 1, 2008. The Company funded the purchase price obligations in January and February 2008 through long-term borrowings under the Company’s credit facility (see note 5). The purchase price obligations were reflected as other long-term liabilities in the balance sheet as of December 31, 2007.
b. Pro Forma Information
The unaudited consolidated pro forma results for the years ended December 31, 2008 and 2007, assuming all 2008 and 2007 acquisitions had been consummated on January 1, 2007, are as follows (in thousands, except per share data):

	2008	2007

Revenues	$661,116	$634,995
Net earnings from continuing operations	53,707	49,015
Net earnings	51,241	51,424
Net earnings from continuing operations per common share:
Basic	$1.70	$1.60
Diluted	$1.68	$1.58
Net earnings per common share:
Basic	$1.63	$1.68
Diluted	$1.60	$1.65
Weighted average number of shares and share equivalents:
Basic	31,503	30,619
Diluted	31,963	31,102
c. Dispositions
During 2008, the Company sold its interest in three surgery centers and began pursuing the sale of its interest in one additional center. This center’s assets and liabilities have been classified as held for sale. In addition, the Company disposed of three non-

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
operational centers as of December 31, 2008. The Company recognized an after-tax loss of $2,458,000 associated with these dispositions. During 2007, the Company sold its interest in three surgery centers and closed a center, recognizing a net after tax gain of $330,000. During 2006, the Company sold its interests in four surgery centers and recognized an after tax loss of $463,000. In the aggregate, the Company received $3,812,000 in cash and a secured note receivable of $885,000 associated with the 2008 transactions, $5,433,000 in cash associated with the 2007 transactions, and $1,076,000 in cash and a secured note receivable of $108,000 associated with the 2006 transactions. The Company’s disposition of its interests in the surgery centers in 2008, 2007, and 2006 as described above resulted from management’s assessment of the limited growth opportunities at these centers.
The results of operations of the 14 centers have been classified as discontinued operations and prior periods have been restated. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

Revenues	$5,562	$19,134	$26,167
(Loss) earnings before income taxes	(13)	3,418	4,453
Net (loss) earnings	(8)	2,079	2,723
3. Property and Equipment
Property and equipment at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Land and improvements	$164	$164
Building and improvements	88,875	83,745
Movable equipment, software and software development costs	131,085	115,944
Construction in progress	4,913	3,431

	225,037	203,284
Less accumulated depreciation	113,153	98,410

Property and equipment, net	$111,884	$104,874

The Company capitalized interest in the amount of $96,000, $213,000 and $222,000 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company and its partnerships had unfunded construction and equipment purchases of approximately $1,237,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2008, 2007 and 2006 was $21,185,000, $19,516,000 and $17,315,000, respectively.
4. Intangible Assets
Amortizable intangible assets at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,744	($2,018)	$726	$2,703	($1,738)	$965
Customer and non-compete agreements	3,180	(1,418)	1,762	3,180	(1,218)	1,962

Total amortizable intangible assets	$5,924	($3,436)	$2,488	$5,883	($2,956)	$2,927

Amortization of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $480,000, $453,000 and $349,000, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2008 is $509,000, $508,000, $365,000, $223,000, $222,000 and $661,000.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Balance, beginning of year	$546,915	$397,147
Goodwill acquired during year	117,003	153,399
Goodwill disposed of during year	(2,225)	(3,631)

Balance, end of year	$661,693	$546,915

At December 31, 2008 and 2007, other non-amortizable intangible assets related to non-compete arrangements was $7,733,000 and $7,283,000, respectively.
5. Long-term Debt
Long-term debt at December 31, 2008 and 2007 was comprised of the following (in thousands):

	2008	2007

$300,000,000 credit agreement at prime, or LIBOR plus 0.50% to 1.50%, or a combination thereof (average rate of 2.64% at December 31, 2008), due July 2011	$249,000	$201,000
Other debt at an average rate of 5.9%, due through 2024	17,445	17,786
Capitalized lease arrangements at an average rate of 7.4%, due through 2013 (see note 7)	6,191	3,817

	272,636	222,603
Less current portion	6,801	5,781

Long-term debt	$265,835	$216,822

The Company’s revolving credit facility permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate, or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At December 31, 2008, the Company had $249,000,000 outstanding under its revolving credit facility and was in compliance with all covenants.
Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $44,007,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.
Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2008 are $6,801,000, $5,162,000, $253,389,000, $3,098,000, $1,920,000 and $2,266,000.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. At December 31, 2008, the swap had a negative fair value of $4,689,000 and is included as part of other long-term liabilities. The value of the swap represents the estimated amount the Company would have paid as of December 31, 2008 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The fair value of the interest rate swap decreased by $1,414,000 and $967,000, net of income taxes, for the years ended December 31, 2008 and 2007, respectively, and accordingly, accumulated other comprehensive loss, net of income taxes, was $2,851,000 and $1,437,000 at December 31, 2008 and 2007, respectively.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
6. Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for the Company beginning January 1, 2008, except for disclosures of non-financial assets and liabilities, which were delayed by FASB Staff Position No. 157-2, “Fair Value Measurements,” until January 1, 2009.
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of December 31, 2008 in accordance with SFAS No. 157 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices in
	December 31,	Active Markets for	Significant Other	Significant
	2008	Identical Assets	Observable Inputs	Unobservable Inputs

Assets:
Supplemental executive retirement savings plan investments	$3,005	$—	$3,005	$—

Liabilities:
Supplemental executive retirement savings plan obligations	$2,916	$—	$2,916	$—
Interest rate swap agreement	4,689	—	4,689	—

Total liabilities	$7,605	$—	$7,605	$—

The supplemental executive retirement savings plan investments and obligations are included in prepaid and other current assets and accrued salaries and benefits, respectively. The interest rate swap agreement is included in other long-term liabilities.
7. Leases
The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2029. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2008 were as follows (in thousands):

Year Ended	Capitalized	Operating
December 31,	Equipment Leases	Leases

2009	$2,825	$32,134
2010	1,937	31,529
2011	1,435	30,960
2012	581	30,454
2013	98	29,675
Thereafter	2	245,822

Total minimum rentals	6,878	$400,574

Less amounts representing interest at rates ranging from 2.5% to 10.1%	687

Capital lease obligations	$6,191

At December 31, 2008, equipment with a cost of approximately $7,989,000 and accumulated depreciation of approximately $2,090,000 was held under capital leases. The Company and the partners in the partnerships have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2008, 2007 and 2006 was approximately $32,782,000, $28,003,000 and $24,173,000, respectively (see note 10).

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
8. Shareholders’ Equity
a. Common Stock
In September 2008, the Company’s board of directors authorized a stock repurchase program for up to $25,000,000 of the Company’s outstanding common stock over the next 12 months. The primary intent of the program is to mitigate the dilutive effect of shares issued pursuant to the Company’s stock incentive plans. During the three months ended December 31, 2008, the Company purchased 517,052 shares of the Company’s common stock for approximately $12,413,000, at an average price of $24 per share.
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

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2008:
Net earnings from continuing operations per share (basic):	$49,512	31,503	$1.57
Effect of dilutive securities options	—	460

Net earnings from continuing operations (diluted)	$49,512	31,963	$1.55

Net earnings per common share (basic):	$47,046	31,503	$1.49
Effect of dilutive securities options	—	460

Net earnings per common share (diluted)	$47,046	31,963	$1.47

For the year ended December 31, 2007:
Net earnings from continuing operations per share (basic):	$41,766	30,619	$1.36
Effect of dilutive securities options	—	483

Net earnings from continuing operations (diluted)	$41,766	31,102	$1.34

Net earnings per common share (basic):	$44,175	30,619	$1.44
Effect of dilutive securities options	—	483

Net earnings per common share (diluted)	$44,175	31,102	$1.42

For the year ended December 31, 2006:
Net earnings from continuing operations per share (basic):	$35,479	29,822	$1.19
Effect of dilutive securities options	—	576

Net earnings from continuing operations (diluted)	$35,479	30,398	$1.17

Net earnings per common share (basic):	$37,739	29,822	$1.27
Effect of dilutive securities options	—	576

Net earnings per common share (diluted)	$37,739	30,398	$1.24

d. Stock Incentive Plans
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
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest four years from the grant date. Options have a term of ten years from the date of grant. At December 31, 2008, 2,659,030 shares were authorized for grant and 1,621,802 shares were available for future equity grants, including 616,306 for restricted stock.
In accordance with SFAS No. 123R, the Company recorded share-based expense of $4,710,000, $4,560,000 and $7,030,000 in 2008, 2007 and 2006, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $6,523,000, $5,729,000 and $5,946,000, respectively. Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was approximately $9,970,000, $17,661,000 and $3,048,000, respectively, and the actual tax

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $1,549,000, $3,558,000 and $1,147,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had total compensation cost of approximately $8,262,000 related to non-vested awards not yet recognized, which the Company expects to recognize through 2012 and over a weighted-average period of 1.4 years.
A summary of the status of and changes for non-vested restricted shares for the two years ended December 31, 2008, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Non-vested shares at January 1, 2007	3,262	$26.19
Shares granted	199,795	23.11
Shares vested	(3,626)	25.27
Shares forfeited	(5,432)	22.84

Non-vested shares at December 31, 2007	193,999	23.13
Shares granted	147,724	24.79
Shares vested	(4,210)	24.94
Shares forfeited	(9,762)	24.01

Non-vested shares at December 31, 2008	327,751	$23.83

The Company estimated forfeiture rates of restricted stock of 3% and 8% for the years ended December 31, 2008 and 2007, respectively.
A summary of stock option activity for the three years ended December 31, 2008 is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at December 31, 2005	3,838,181	$19.82	7.4
Options granted	1,171,532	21.50
Options exercised with total intrinsic value of $2,926,000	(241,883)	12.64
Options terminated	(178,298)	24.09

Outstanding at December 31, 2006	4,589,532	20.46	7.1
Options granted	385,293	22.84
Options exercised with total intrinsic value of $7,639,000	(1,074,334)	16.44
Options terminated	(226,017)	23.22

Outstanding at December 31, 2007	3,674,474	21.72	6.7
Options granted	203,911	24.75
Options exercised with total intrinsic value of $3,947,000	(518,702)	19.25
Options terminated	(83,880)	24.26

Outstanding at December 31, 2008 with aggregate intrinsic value of $6,343,000	3,275,803	$22.23	6.1

Vest or expected to vest at December 31, 2008 with total intrinsic value of $6,260,870	3,177,529	$22.21	6.1

Exercisable at December 31, 2008 with total intrinsic value of $5,449,000	2,206,067	$21.77	5.2

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2008 exercised their options at the Company’s closing stock price on December 31, 2008.
Applied assumptions for the years ended December 31, 2008, 2007 and 2006 are presented below (dollars in thousands, except per share amounts):

	2008	2007	2006

Applied assumptions:
Weighted average fair value of options at the date of grant	$8.20	$8.62	$7.61
Dividends	—	—	—
Expected term/life of options in years	5.1	4.9	4
Forfeiture rate for options	—	0.1%	11.4%
Forfeiture rate for restricted stock	3.0%	3.0%	—
Average risk-free interest rate	2.7%	4.7%	4.6%
Volatility rate	31.9%	34.2%	37.6%
9. Income Taxes
As discussed in note 1(j), the Company adopted FIN No. 48 on January 1, 2007. The initial application of FIN No. 48 to the Company’s tax positions had a cumulative effect on the Company’s shareholders’ equity of $634,000 and deferred income tax liabilities decreased $4,868,000 and the liability for unrecognized tax benefits, including interest, increased by $5,969,000. A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the two years ended December 31, 2008 is as follows (in thousands):

	2008	2007

Balance at beginning of year	$5,569	$4,868
Additions for tax positions of current year	621	701

Balance at end of year	$6,190	$5,569

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is zero.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN No. 48, the total amount of interest recognized on the balance sheet was approximately $1,101,000. Additional interest of $57,000 and $388,000 was recognized in the consolidated statement of earnings for the years ended December 31, 2008 and 2007, respectively, resulting in a total recognition of approximately $1,546,000 and $1,489,000 in the consolidated balance sheet at December 31, 2008 and 2007, respectively. No amounts for penalties have been recorded.
The Company’s unrecognized tax benefits represent an amortization deduction which is temporary in nature. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase $475,000 within the next 12 months due to continued amortization deductions.
The Company is subject to taxation in the U.S. and various states jurisdictions. The Company’s tax years for 2005 through 2007 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to U.S. federal or state and local tax examinations by tax authorities for years before 2005.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Total income taxes expense (benefit) for the years ended December 31, 2008, 2007 and 2006 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2008	2007	2006

Income from continuing operations	$32,463	$26,584	$22,521
Discontinued operations	(933)	1,553	2,102
Shareholders’ equity	(1,305)	(3,945)	(1,359)

Total	$30,225	$24,192	$23,264

Income tax expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 was comprised of the following (in thousands):

	2008	2007	2006

Current:
Federal	$20,042	$14,648	$14,840
State	4,038	2,892	3,015
Deferred	8,383	9,044	4,666

Income tax expense	$32,463	$26,584	$22,521

Income tax expense from continuing operations for the years ended December 31, 2008, 2007 and 2006 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2008	2007	2006

Statutory federal income tax	$28,691	$23,922	$20,300
State income taxes, net of federal income tax benefit	2,440	2,674	2,466
Increase (decrease) in valuation allowances	1,153	(326)	61
Interest related to unrecognized tax benefits under FIN No. 48	57	224	—
Other	122	90	(306)

Income tax expense	$32,463	$26,584	$22,521

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007

Deferred tax assets:
Allowance for uncollectible accounts	$1,348	$1,094
Accrued assets and other	1,280	748
State net operating loss	—	146
Valuation allowances	(676)	(170)

Total current deferred tax assets	1,952	1,818

Share-based compensation	5,490	4,195
Benefit of interest under FIN No. 48	655	615
Accrued liabilities and other	4,505	1,997
Property equipment, principally due to difference in depreciation	—	652
Operating and capital loss carryforwards	3,553	838
Valuation allowances	(2,547)	(668)

Total non-current deferred tax assets	11,656	7,629

Total deferred tax assets	13,608	9,447

Deferred tax liabilities:
Prepaid expenses	574	464
Accrued liabilities and other	405	—
Property and equipment, principally due to differences in depreciation	724	—
Goodwill, principally due to differences in amortization	65,285	49,619

Total deferred tax liabilities	66,988	50,083

Net deferred tax liabilities	$53,380	$40,636

The net deferred tax liabilities at December 31, 2008 and 2007 were recorded as follows (in thousands):

	2008	2007

Current deferred income tax assets	$1,378	$1,354
Non-current deferred income tax liabilities	54,758	41,990

Net deferred tax liabilities	$53,380	$40,636

The Company has provided valuation allowances on its gross deferred tax asset related to capital and net operating losses to the extent that management does not believe that it is more likely than not that such asset will be realized. The net operating loss carryforwards will begin to expire in 2010.
10. Related Party Transactions
The Company leases space for certain surgery centers from its physician partners affiliated with its centers at rates that management believes approximate fair market value at the inception of the leases. Payments on these leases were approximately $14,235,000, $12,378,000 and $11,681,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company reimburses certain of its partners for salaries and benefits related to time spent by employees of their practices on activities of the centers. Total reimbursement of such salary and benefit costs totaled approximately $64,132,000, $53,374,000 and $44,045,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company believes that the foregoing transactions are in its best interests.
It is the Company’s policy that all transactions by the Company with officers, directors, five percent shareholders and their affiliates be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
unaffiliated third parties, are reasonably expected to benefit the Company and are approved by the Nominating and Corporate Governance Committee of the Company’s Board of Directors.
11. Employee Benefit Programs
As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2008, 2007 and 2006 were approximately $479,000, $416,000 and $335,000, respectively, and vest incrementally over four years.
As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over four years. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets. Employer contributions to this plan for the years ended December 31, 2008, 2007 and 2006 were approximately $174,000, $130,000 and $365,000, respectively.
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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2008.
13. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Cash paid during the year for:
Interest	$10,188	$9,961	$8,371
Income taxes, net of refunds	19,297	14,906	17,462

Non-cash investing and financing activities:
Capital lease obligations incurred to acquire equipment	970	746	800
Notes received for sale of a partnership interest	885	—	108
Effect of acquisitions:
Assets acquired, net of cash	134,512	178,882	62,723
Liabilities assumed	(14,861)	(16,105)	(5,694)
Notes payable and other obligations	(980)	—	—

Payment for assets acquired	$118,671	$162,777	$57,029

14. Subsequent Events
During January and February 2009, in three separate transactions and through one wholly-owned subsidiary, the Company acquired majority interests in three surgery centers for an aggregate purchase price of approximately $16,460,000, which was initially funded by borrowings under our credit facility.

Item 8. Financial Statements and Supplementary Data — (continued)
Quarterly Statement of Earnings Data (Unaudited)
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2007 and 2008. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Revenues	$122,192	$126,836	$127,801	$141,482	$145,729	$150,896	$150,884	$153,146
Earnings from continuing operations before income taxes	15,922	16,668	16,949	18,811	19,391	20,705	20,423	21,456
Net earnings from continuing operations	9,591	10,436	10,372	11,367	11,619	12,448	12,583	12,862
Net (loss) earnings from discontinued operations	686	756	(382)	1,349	87	(1,204)	(199)	(1,150)
Net earnings	10,277	11,192	9,990	12,716	11,706	11,244	12,384	11,712
Diluted net earnings from continuing operations per common share	$0.31	$0.34	$0.33	$0.36	$0.37	$0.39	$0.39	$0.40
Diluted net earnings per common share	$0.34	$0.36	$0.32	$0.40	$0.37	$0.35	$0.38	$0.37

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
We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and they have issued an attestation report on the Company’s internal control over financial reporting which is set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 9A of this Annual Report on Form 10-K.

/s/ Christopher A. Holden
Christopher A. Holden
President and Chief Executive Officer

/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer

Item 9A. Controls and Procedures — (continued)
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph referring to the Company’s recognition and measurement provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 effective January 1, 2007.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 26, 2009

Item 9A. Controls and Procedures — (continued)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.
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
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to the directors of AmSurg, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning executive officers of AmSurg is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Information with respect to our code of ethics, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.
Information with respect to our audit committee and audit committee financial experts, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Election of Directors,” is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this caption, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Stock Ownership” and information with respect to the Company’s equity compensation plans at December 31, 2008, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Information with respect to the independence of our directors, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information with respect to the fees paid to and services provided by our principal accountant, set forth in AmSurg’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2008 and 2007,” is incorporated herein by reference.
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
(3)	Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2006, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated August 1, 2006)

10.3		First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of October 29, 2007, by and among AmSurg Corp., the several banks and other financial institutions from time to time party thereto (the “Lenders”), and SunTrust Bank, in its capacity as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 2, 2007)

10.4	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.6	*	Form of Non-Qualified Stock Option Agreement — 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.7	*	Form of Restricted Stock Agreement for Non-Employee Directors — 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.8	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.9		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.10		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.11		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.12		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

(3) Exhibits — (continued)

Exhibit		Description

10.13		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.14	*	Amended and Restated Supplemental Executive Retirement Savings Plan, as amended (Restated for SEC electronic filing purposes only)

10.15	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-151262), dated May 29, 2008)

10.16	*	Form of Restricted Share Award Agreement for Non-Employee Directors — 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.17	*	Form of Non-Qualified Stock Option Agreement for Executive Officers — 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.18	*	Form of Restricted Share Award for Employees — 2006 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 21, 2007)

10.19	*	Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.20	*	Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.21	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.22	*	Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 5, 2009)

10.23	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 5, 2009)

10.24	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 5, 2009)

10.25	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and Royce D. Harrell (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 13, 2008)

10.26	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 5, 2009)

10.27	*	Employment Agreement, dated January 30, 2009, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 5, 2009)

10.28		Schedule of Non-employee Director Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Auditors

24.1		Power of Attorney (appears on page 59)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.
February 26, 2009	By:	/s/ Christopher A. Holden
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

Signature	Title	Date

/s/ Christopher A. Holden Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2009
/s/ Claire M. Gulmi Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 26, 2009
/s/ Thomas G. Cigarran Thomas G. Cigarran	Chairman of the Board	February 26, 2009
/s/ James A. Deal James A. Deal	Director	February 26, 2009
/s/ Steven I. Geringer Steven I. Geringer	Director	February 26, 2009
/s/ Debora A. Guthrie Debora A. Guthrie	Director	February 26, 2009
/s/ Henry D. Herr Henry D. Herr	Director	February 26, 2009
/s/ Kevin P. Lavender Kevin P. Lavender	Director	February 26, 2009
/s/ Ken P. McDonald Ken P. McDonald	Director	February 26, 2009
/s/ Bergein F. Overholt, M.D. Bergein F. Overholt, M.D.	Director	February 26, 2009

Exhibit Index

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2006, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated August 1, 2006)

10.3		First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of October 29, 2007, by and among AmSurg Corp., the several banks and other financial institutions from time to time party thereto (the “Lenders”), and SunTrust Bank, in its capacity as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 2, 2007)

10.4	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.6	*	Form of Non-Qualified Stock Option Agreement — 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.7	*	Form of Restricted Stock Agreement for Non-Employee Directors — 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.8	*	Medical Director Agreement dated as of January 1, 1998, between AmSurg and Bergein F. Overholt, M.D. (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998)

10.9		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.10		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.11		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.12		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit		Description

10.13		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.14	*	Amended and Restated Supplemental Executive Retirement Savings Plan, as amended (Restated for SEC electronic filing purposes only)

10.15	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (Registration No. 333-151262), dated May 29, 2008)

10.16	*	Form of Restricted Share Award Agreement for Non-Employee Directors — 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.17	*	Form of Non-Qualified Stock Option Agreement for Executive Officers — 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.18	*	Form of Restricted Share Award for Employees — 2006 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 21, 2007)

10.19	*	Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.20	*	Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.21	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.22	*	Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 5, 2009)

10.23	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 5, 2009)

10.24	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 5, 2009)

10.25	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and Royce D. Harrell (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 13, 2008)

10.26	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 5, 2009)

10.27	*	Employment Agreement, dated January 30, 2009, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 5, 2009)

10.28		Schedule of Non-employee Director Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Auditors

24.1		Power of Attorney (appears on page 59)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 26, 2009 which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2007; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 26, 2009

S-1

AmSurg Corp.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands)

		Additions		Deductions
	Balance at	Charged to Cost and	Charged to Other	Charge-off Against	Balance at End of
	Beginning of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:
Year ended December 31, 2008	$8,310	$17,169	$2,401	$(16,123)	$11,757

Year ended December 31, 2007	$6,628	$14,286	$1,885	$(14,489)	$8,310

Year ended December 31, 2006	$6,189	$11,418	$1,149	$(12,128)	$6,628

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Item 8 Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 2.”

S-2