Form 10-Q
period 2009-03-31
AMSURG CORP
filed 2009-05-08
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
     As of May 7, 2009 there were outstanding 30,655,805 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008
(Dollars in thousands)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$31,389	$31,548
Accounts receivable, net of allowance of $11,998 and $11,757, respectively	68,836	63,602
Supplies inventory	7,914	8,083
Deferred income taxes	1,847	1,378
Prepaid and other current assets	13,034	17,223
Current assets held for sale	52	25

Total current assets	123,072	121,859

Long-term receivables and other assets	63	46
Property and equipment, net	111,148	111,884
Intangible assets, net	697,534	671,914
Long-term assets held for sale	177	176

Total assets	$931,994	$905,879

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$6,029	$6,801
Accounts payable	12,321	14,240
Accrued salaries and benefits	13,771	12,040
Other accrued liabilities	2,845	3,246
Income taxes payable	3,349	—

Total current liabilities	38,315	36,327

Long-term debt	271,903	265,835
Deferred income taxes	59,709	54,758
Other long-term liabilities	22,765	22,416
Commitments and contingencies
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value, 70,000,000 shares authorized, 30,656,433 and 31,342,241 shares outstanding, respectively	168,233	177,624
Deferred compensation	(7,554)	(5,432)
Retained earnings	303,704	291,088
Accumulated other comprehensive loss, net of income taxes	(2,692)	(2,851)

Total AmSurg Corp. shareholders’ equity	461,691	460,429
Noncontrolling interests	77,611	66,114

Total equity	539,302	526,543

Total liabilities and shareholders’ equity	$931,994	$905,879

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$163,533	$145,729

Operating expenses:
Salaries and benefits	49,043	42,442
Supply cost	19,876	16,917
Other operating expenses	34,107	30,141
Depreciation and amortization	5,659	5,135

Total operating expenses	108,685	94,635

Operating income	54,848	51,094

Interest expense, net of interest income	2,027	2,792

Earnings from continuing operations before income taxes	52,821	48,302

Income tax expense	8,539	7,915

Net earnings from continuing operations, net of income tax expense	44,282	40,387

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	34	320

Net earnings	44,316	40,707

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	31,679	28,768
Net earnings from discontinued operations	21	233

Total net earnings attributable to noncontrolling interests	31,700	29,001

Net earnings attributable to AmSurg Corp.	$12,616	$11,706

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$12,603	$11,619
Discontinued operations, net of tax	13	87

Net earnings	$12,616	$11,706

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.40	$0.37
Net earnings from discontinued operations attributable to AmSurg Corp. common shareholders	—	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.40	$0.37

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.40	$0.37
Net earnings from discontinued operations attributable to AmSurg Corp. common shareholders	—	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.40	$0.37

Weighted average number of shares and share equivalents outstanding:
Basic	31,244	31,298
Diluted	31,406	31,790
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Net earnings	$44,316	$40,707

Other comprehensive income, net of tax:
Gain (loss) on interest rate swap, net of tax	159	(974)

Comprehensive income, net of tax	44,475	39,733

Less comprehensive income attributable to noncontrolling interests	31,700	29,001

Comprehensive income attributable to AmSurg Corp.	$12,775	$10,732

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2009 and 2008 (unaudited)
(In thousands)

					Accumulated
					Other
	Common Stock		Deferred	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Compensation	Earnings	Loss	Interests	Total

Balance at December 31, 2008	31,342	$177,624	$(5,432)	$291,088	$(2,851)	$66,114	$526,543
Issuance of restricted common stock	152	2,955	(2,955)	—	—	—	—
Deferred compensation amortization	—	—	656	—	—	—	656
Cancellation of restricted common stock	(7)	(177)	177	—	—	—	—
Stock repurchased	(831)	(12,587)	—	—	—	—	(12,587)
Share-based compensation	—	418	—	—	—	—	418
Net earnings	—	—	—	12,616	—	31,700	44,316
Distribution to noncontrolling interests	—	—	—	—	—	(29,945)	(29,945)
Noncontrolling interests in current period acquisitions	—	—	—	—	—	9,742	9,742
Gain on interest rate swap, net of income tax expense of $102	—	—	—	—	159	—	159

Balance at March 31, 2009	30,656	$168,233	$(7,554)	$303,704	$(2,692)	$77,611	$539,302

Balance at January 1, 2008	31,203	$172,536	$(3,916)	$244,042	$(1,437)	$62,006	$473,231
Issuance of restricted common stock	144	3,564	(3,564)	—	—	—	—
Deferred compensation amortization	—	—	359	—	—	—	359
Cancellation of restricted common stock	(2)	(52)	52	—	—	—	—
Stock options exercised	72	1,139	—	—	—	—	1,139
Share-based compensation	—	707	—	—	—	—	707
Tax benefit related to exercise of stock options	—	271	—	—	—	—	271
Net earnings	—	—	—	11,706	—	29,001	40,707
Distribution to noncontrolling interests, net of capital contribution of $321	—	—	—	—	—	(26,618)	(26,618)
Noncontrolling interests in current period acquisitions	—	—	—	—	—	696	696
Loss on interest rate swap, net of income tax benefit of $628	—	—	—	—	(974)	—	(974)

Balance at March 31, 2008	31,417	$178,165	$(7,069)	$255,748	$(2,411)	$65,085	$489,518

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$44,316	$40,707
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Distributions to noncontrolling interests	(29,945)	(26,939)
Depreciation and amortization	5,659	5,135
Share-based compensation	1,074	1,066
Excess tax benefit from share-based compensation	—	(271)
Deferred income taxes	3,734	2,514
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,568)	(2,359)
Supplies inventory	225	(132)
Prepaid and other current assets	2,652	263
Accounts payable	764	(1,793)
Accrued expenses and other liabilities	5,289	2,982
Other, net	167	322

Net cash flows provided by operating activities	29,367	21,495

Cash flows from investing activities:
Acquisition of interests in surgery centers	(16,326)	(7,897)
Acquisition of property and equipment	(7,420)	(4,535)
Net repayment of notes receivables	1,522	625

Net cash flows used in investing activities	(22,224)	(11,807)

Cash flows from financing activities:
Proceeds from long-term borrowings	25,950	10,956
Repayment on long-term borrowings	(20,663)	(28,206)
Proceeds from issuance of common stock upon exercise of stock options	—	1,139
Repurchase of common stock	(12,587)	—
Proceeds from capital contributions by noncontrolling interests	—	321
Excess tax benefit from share-based compensation	—	271
Financing cost incurred	(2)	(6)

Net cash flows used in financing activities	(7,302)	(15,525)

Net decrease in cash and cash equivalents	(159)	(5,837)
Cash and cash equivalents, beginning of period	31,548	29,953

Cash and cash equivalents, end of period	$31,389	$24,116

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and noncontrolling interests, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and became effective for us on January 1, 2009. The impact of the adoption of this statement has been reflected in the Company’s consolidated financial statements and notes thereto.
Center profits and losses are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s partnerships is generally determined on a pre-tax basis. In accordance with SFAS No. 160, total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company must consider the impact of the net earnings attributable to noncontrolling interests or earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.
As described above, the Company is a holding company and its ability to service corporate debt is dependent upon distributions from its partnerships. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to the Company’s wholly-owned subsidiaries, as well as to the partners, which the Company is obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Accordingly, distributions to the Company’s partners are included in the consolidated financial statements as a component of the Company’s cash flows from operating activities.
The Company operates in one reportable business segment, the ownership and operation of centers.
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2009 and December 31, 2008 reflect allowances for contractual adjustments of $101,795,000 and $94,053,000, respectively, and allowances for bad debt expense of $11,998,000 and $11,757,000, respectively. For the three months ended March 31, 2009 and 2008, bad debt expense was approximately $4,481,000 and $4,828,000, respectively, and is included in other operating expenses.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During both the three months ended March 31, 2009 and 2008, the Company derived approximately 32% of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
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
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options have been issued in 2009. At March 31, 2009, 2,687,634 shares were authorized for grant and 1,520,129 shares were available for future equity grants, including 471,397 shares available for issuance as restricted stock.
The Company recorded share-based compensation expense of $1,056,000 and $1,066,000 in the three months ended March 31, 2009 and 2008, respectively. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $4,016,000 and $5,011,000, respectively. During the three months ended March 31, 2009, no stock options were exercised. Cash received from option exercises for the three months ended March 31, 2008 was approximately $1,139,000, and the actual tax benefit realized for the tax deductions from option exercises totaled approximately $284,000 for the three months ended March 31, 2008. As of March 31, 2009, the Company had total unrecognized compensation cost of approximately $8,262,000 related to non-vested awards, which the Company expects to recognize through 2013 and over a weighted-average period of 1.4 years.
A summary of the status of non-vested restricted shares at March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price
Non-vested shares at December 31, 2008	327,751	$23.83
Shares granted	152,347	19.40
Shares vested	—	—
Shares forfeited	(7,438)	23.79

Non-vested shares at March 31, 2009	472,660	$22.40

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The Company estimated forfeiture rates of restricted stock of 0% and 3% during the periods March 31, 2009 and 2008.
Options outstanding and exercisable under the stock option plans as of March 31, 2009 and stock option activity for the three months ended March 31, 2009 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2008	3,275,803	$22.23	6.1
Options granted	—	—
Options exercised	—	—
Options terminated	(28,604)	$22.80

Outstanding at March 31, 2009 with aggregate intrinsic value of $423,000	3,247,199	$22.23	5.8

Vested or expected to vest at March 31, 2009 with aggregate intrinsic value of $423,000	3,149,783	$22.19	5.7

Exercisable at March 31, 2009 with aggregate intrinsic value of $423,000	2,481,026	$21.93	5.2

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2009 exercised their options at the Company’s closing stock price on March 31, 2009.
The Company issued no options during the three months ended March 31, 2009. The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, determined that the weighted average fair value of options at the date of grant issued during the three months ended March 31, 2008 was $8.20 by applying the following assumptions (dollars in thousands, except per share amounts):

Three Months
Ended
March 31,
2008
Applied assumptions:
Expected term/life of options in years	5.1
Forfeiture rate	—
Average risk-free interest rate	2.7%
Volatility rate	31.9%
Dividends	—
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
(5) Acquisitions and Dispositions
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an entity to record separately from the

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
business combination the direct costs, where previously these costs were included in the total allocated purchase price of the acquisition. SFAS No. 141R requires an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. The standard is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the amended provisions related to the accounting for income taxes which are applied retrospectively. Upon adoption of this standard, there was no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The standard and its required disclosure have been applied to acquisitions completed in 2009. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or cash flows.
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the three months ended March 31, 2009, the Company, through a wholly owned subsidiary and in separate transactions, acquired a 51% controlling interest, in three centers. The aggregate amount paid for the acquisitions, approximately $16,326,000, was paid in cash and funded primarily by borrowings under the Company’s credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the three acquisitions completed in the three months ended March 31, 2009 are as follows (in thousands):

Accounts receivable, net of allowance of $145	$597
Prepaid and other current assets	68
Property and equipment	380
Accounts payable	(131)
Goodwill (approximately $15,900 deductible for tax purposes)	25,124

Total fair value	26,038

Less: Fair value attributable to noncontrolling interests	9,712

Acquisition date fair value of total consideration transferred	$16,326

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market and therefore are considered Level 3 measurements as defined in SFAS No. 157, “Fair Value Measurements.”  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. Such initial accounting is provisional as the Company continues to analyze other noncontrolling market transactions.
The Company incurred $120,000 in acquisition related costs, primarily attorney fees, of which $48,000 was incurred in the three months ended March 31, 2009 and expensed in other operating expenses.
Revenues and net earnings included in the three months ended March 31, 2009 associated with these acquisitions are as follows (in thousands):

Three Months
Ended
March 31, 2009
Revenues	$1,720

Net earnings	670
Less: Net earnings attributable to noncontrolling interests	330

Net earnings attributable to AmSurg Corp.	$340

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The unaudited consolidated pro forma results for the three months ended March 31, 2009 and 2008, assuming all 2009 and 2008 acquisitions had been consummated on January 1, 2008, are as follows (in thousands, except per share data):

	2009	2008

Revenues	$163,738	$165,648
Net earnings	44,336	45,741
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	12,605	12,863
Net earnings	12,618	12,950
Net earnings from continuing operations per common share:
Basic	$0.40	$0.41
Diluted	$0.40	$0.41
Net earnings:
Basic	$0.40	$0.40
Diluted	$0.40	$0.41
Weighted average number of shares and share equivalents:
Basic	31,244	31,298
Diluted	31,406	31,790
At March 31, 2009, the Company held one surgery center for sale.
(6) Intangible Assets
Amortizable intangible assets at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,746	$(2,090)	$656	$2,744	$(2,018)	$726
Customer and non-compete agreements	3,180	(1,468)	1,712	3,180	(1,418)	1,762

Total amortizable intangible assets	$5,926	$(3,558)	$2,368	$5,924	$(3,436)	$2,488

Amortization of intangible assets for the three months ended March 31, 2009 and 2008 was $122,000 and $118,000, respectively. Estimated amortization of intangible assets for the remainder of 2009 and the following five years and thereafter is $383,000, $510,000, $366,000, $224,000, $222,000, $221,000 and $442,000, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$661,693	$546,915
Goodwill acquired and adjusted during period	25,740	7,094
Goodwill disposed or held for sale during period	—	(876)

Balance, end of period	$687,433	$553,133

At both March 31, 2009 and December 31, 2008, other non-amortizable intangible assets related to non-compete arrangements were $7,733,000.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At March 31, 2009, the Company had $257,000,000 outstanding under its revolving credit facility and was in compliance with all covenants.
(8) Derivative Instruments
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after
November 15, 2008 and became effective for the Company beginning with the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position, results of operations or cash flows.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The value of the swap represents the estimated amount the Company would have paid as of March 31, 2009 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap of $159,000 and a decrease in the fair value of the interest rate swap of $974,000 was included in other comprehensive loss for the three months ended March 31, 2009 and 2008, respectively. Accumulated other comprehensive loss, net of income taxes, was $2,692,000 and $2,851,000 at March 31, 2009 and December 31, 2008, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of March 31, 2009 and 2008 were as follows (in thousands):

	Asset Derivatives March 31,				Liability Derivatives March 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under	Other		Other		Other		Other
Statement 133	assets, net	$—	assets, net	$—	long-term liabilities	$4,428	long-term liabilities	$3,966
(9) Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for the Company beginning January 1, 2008, except for disclosures of non-financial assets and liabilities, which were delayed by FASB Staff Position No. 157-2 until January 1, 2009, which did not have an impact on the Company’s disclosures.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of March 31, 2009 in accordance with SFAS No. 157 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
	2009	Assets	Inputs	Inputs
Assets:
Supplemental executive retirement savings plan investments	$3,222	$—	$3,222	$—

Liabilities:
Supplemental executive retirement savings plan obligations	$2,974	$—	$2,974	$—
Interest rate swap agreement	4,428	—	4,428	—

Total liabilities	$7,402	$—	$7,402	$—

The supplemental executive retirement savings plan investments and obligations are included in prepaid and other current assets and accrued salaries and benefits, respectively. The interest rate swap agreement is included in other long-term liabilities.
(10) Income Taxes
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
(11) Commitments and Contingencies
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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2009.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(12) Recent Accounting Pronouncements
FASB Staff Position FAS 107-b, “Interim Disclosures about Fair Value of Financial Instruments,” (the “FSP”) is effective for interim and annual periods ending after June 15, 2009 and expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107. The FSP will also require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.
(13) Subsequent Events
On April 22, 2009, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company may purchase up to $40,000,000 of its outstanding shares of common stock over the next 18 months. The Company intends to fund the purchase price for shares acquired using primarily cash generated from its operations and borrowings under its credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and listed below, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.
Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended
December 31, 2008 under “Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties:
•	adverse impacts on our business associated with current and future economic conditions;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as our costs increase;

•	adverse developments affecting the medical practices of our physician partners;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to acquire and develop additional surgery centers on favorable terms;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability at our existing centers;

•	our ability to manage the growth in our business;

•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	adverse weather and other factors beyond our control that may affect our surgery centers;

•	our failure to comply with applicable laws and regulations;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of becoming subject to federal and state investigation;

•	the risk of regulatory changes that may obligate us to buy out the ownership interests of physicians who are minority owners of our surgery centers;

•	potential liabilities associated with our status as a general partner of limited partnerships;

•	liabilities for claims brought against our facilities;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	risks associated with the potential write-off of the impaired portion of intangible assets; and

•	potential liabilities relating to the tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Overview
We develop, acquire and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of March 31, 2009, we owned a majority interest (51% or greater) in 192 ASCs. The following table presents the changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2009 and 2008. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended
	March 31,
	2009	2008
Centers in operation, beginning of period	190	176
New center acquisitions placed in operation	3	2
New development centers placed in operation	—	—
Centers held for sale	(1)	(1)

Centers in operation, end of period	192	177

Centers under development, end of period	3	2
Development centers awaiting regulatory approval, end of period	—	1
Average number of continuing centers in operation, during period	192	177
Centers under letter of intent, end of period	1	3
Of the continuing surgery centers in operation at March 31, 2009, 135 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 15 centers performed procedures in multiple specialties and six centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2009 include the acquisition or development of 13 to 16 surgery centers. We expect our growth for same-center revenue to be flat in 2009, compared to our recent historical average of 3% to 5%, due to the economic outlook in 2009, which we believe will result in reduced patient visits and surgical procedures.
While we generally own 51% of the entities that own the surgery centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by noncontrolling interests’ share of the net earnings or loss of the surgery center entities. The noncontrolling interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32% of our revenues in both the three months ended March 31, 2009 and 2008 from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
We estimate that our net earnings per share was negatively impacted by $0.05 in 2008 by the revised payment system. In November 2008, CMS announced final reimbursement rates for 2009 under the revised payment system. Based upon our current procedure mix, payor mix and volume, we believe the 2009 payment rates will reduce our net earnings per diluted share in 2009 by approximately $0.07 as compared to 2008 and that our diluted earnings per share in each of 2010 and 2011 will be reduced by an incremental $0.07 as compared to the prior year as a result of the scheduled reduction in rates in those years. Beginning in 2010, reimbursement rates for our ASCs should be increased annually based on increases in the CPI. There can be no assurance, however, that CMS will not further revise the payment system to reduce or eliminate these annual increases, or that any annual CPI increases will be material. Any increase in reimbursement rates as a result of CPI adjustments will partially offset the scheduled payment reductions in 2010 and 2011.
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or RAC, program. RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement, but has announced that it expects to do so in a future rulemaking.
In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as PPOs and HMOs.
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2008 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2008.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2009 same-center group, comprised of 173 centers and constituting approximately 90% of our total number of centers, had 0% revenue growth during the three months ended March 31, 2009. We expect our same-center revenue growth to be flat in 2009. We have reduced our same-center revenue growth target for 2009 from our recent historical averages of 3% to 5% due to the economic outlook in 2009, which we believe will result in reduced patient visits and surgical procedures.
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
Beginning in 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.” While the adoption of SFAS No. 160 did not have an impact on our net earnings or net earnings per diluted share, the presentation of the financial statements has been changed. Net earnings attributable to noncontrolling interests, previously referred to as minority interest, is now reported after net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
earnings. Surgery center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners of our surgery center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the surgery center of which it is a partner. Accordingly, earnings attributable to the noncontrolling interests in each of our surgery center limited partnerships and limited liability companies are generally determined on a pre-tax basis.
The most significant impact of this presentation is on the determination of pre-tax earnings, which is presented before net earnings attributable to noncontrolling interests has been subtracted. Accordingly, the effective tax rate on pre-tax earnings as presented will be reduced to approximately 16%. However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders will remain near the historical range of 39.6%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders is supplementally disclosed on the statement of net earnings.
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended
March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.0	29.1
Supply cost	12.1	11.6
Other operating expenses	20.9	20.7
Depreciation and amortization	3.5	3.5

Total operating expenses	66.5	64.9

Operating income	33.5	35.1

Interest expense, net of interest income	1.2	2.0

Earnings from continuing operations before income taxes	32.3	33.1

Income tax expense	5.2	5.4

Net earnings from continuing operations, net of income tax expense	27.1	27.7

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	0.2

Net earnings	27.1	27.9

Less net earnings attributable to noncontrolling interests:
Net earnings attributable to AmSurg Corp.	19.4	19.7
Discontinued operations	—	0.2

Total net earnings attributable to noncontrolling interests	19.4	19.9

Net earnings attributable to AmSurg Corp.	7.7%	8.0%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	7.7%	8.0%
Discontinued operations, net of tax	—	—

Net earnings	7.7%	8.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Revenues increased $17.8 million, or 12%, to $163.5 million in the three months ended March 31, 2009 from $145.7 million in the comparable 2008 period. Our procedures increased by 35,699, or 13%, to 303,347 in the three months ended March 31, 2009 from 267,649 in the comparable 2008 period. The additional revenues resulted primarily from:
•	centers acquired or opened in 2008, which contributed $16.6 million of additional revenues due to having a full period of operations in 2009; and

•	centers acquired and opened in 2009, which generated $1.2 million in revenues.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 13% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2009. We experienced a 31% increase in salaries and benefits at our corporate offices during the three months ended March 31, 2009 over the comparable 2008 period. The increase in corporate office salaries and benefits was primarily due to year over year salary increases, additional employees, primarily in our information technology area, and higher bonus expense incurred during the period. Salaries and benefits increased in total by 16% to $49.0 million in the three months ended March 31, 2009 from $42.4 million in the comparable 2008 period. Salaries and benefits as a percentage of revenues increased in the three months ended March 31, 2009 compared to the comparable 2008 period primarily due to a reduction in revenues recognized by our 2009 same center group.
Supply cost was $19.9 million in the three months ended March 31, 2009, an increase of $3.0 million, or 17%, over supply cost in the comparable 2008 period. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the three months ended March 31, 2009 increased by approximately $2. This increase is primarily related to higher utilization of disposable supplies at our gastroenterology centers and inflationary increases in medical supply costs.
Other operating expenses increased $4.0 million, or 13%, to $34.1 million in the three months ended March 31, 2009 from $30.1 million in the comparable 2008 period. The additional expense in the 2009 period resulted primarily from:
•	centers acquired or opened during 2008, which resulted in an increase of $3.1 million in other operating expenses;

•	an increase of $450,000 in other operating expenses at our 2009 same-center group resulting primarily from additional procedure volume and general inflationary cost increases; and

•	centers acquired and opened during 2009, which resulted in an increase of $230,000 in other operating expenses.
Depreciation and amortization expense increased $524,000, or 10%, in the three months ended March 31, 2009 from the comparable 2008 period, primarily as a result of centers acquired since 2008 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2009, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the procedure volume at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2009, we had three centers under development and two centers that had been open for less than one year.
Interest expense decreased $765,000, or 27%, to $2.0 million in the three months ended March 31, 2009 from the comparable 2008 period, primarily due to a reduced average interest rate in 2009. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $8.5 million in the three months ended March 31, 2009, compared to $7.9 million in the comparable 2008 period. Effective January 1, 2009, we adopted SFAS No. 160. Our effective tax rate in the three months ended March 31, 2009 and 2008 was 16.2% and 16.4%, respectively, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interest share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
Noncontrolling interests in net earnings in the three months ended March 31, 2009 increased $2.7 million, or 9%, from the comparable 2008 period, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. As a percentage of revenues, noncontrolling interests decreased to 19.4% in the 2009 period from 19.9% in the 2008 period, as a result of reduced center profit margins caused by lower same-center revenue growth.
We have one center classified as held for sale at March 31, 2009 and we do not anticipate that a loss will be incurred upon the completion of the sale. In 2008, we sold our interests in three surgery centers, closed three surgery centers and classified a surgery center as held for sale. Discontinued centers’ results of operations have been classified as discontinued operations in all periods presented, and their net earnings were $34,000 and $320,000 during the three months ended March 31, 2009 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Liquidity and Capital Resources
At March 31, 2009, we had working capital of $84.8 million compared to $85.5 million at December 31, 2008. Operating activities for the three months ended March 31, 2009 generated $29.4 million in cash flow from operations compared to $21.5 million in the three months ended March 31, 2008. The increase in operating cash flow resulted primarily from higher net earnings in the 2009 period and reduced days outstanding in our accounts receivable. Cash and cash equivalents at March 31, 2009 and 2008 were $31.4 million and $24.1 million, respectively.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2009 and 2008, our accounts receivable represented 37 and 40 days of revenue outstanding, respectively.
During the three months ended March 31, 2009, we had total capital expenditures of $23.7 million, which included:
•	$16.3 million for acquisitions of interests in ASCs;

•	$6.3 million for new or replacement property at existing surgery centers; and

•	$1.1 million for surgery centers under development.
At March 31, 2009, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our noncontrolling interests.
During the three months ended March 31, 2009, we received $898,000 on the payment of a short-term note receivable for the sale of a surgery center in 2008. In addition, we collected $624,000 on a note receivable related to the sale of a surgery center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at March 31, 2009 was $833,000.
During the three months ended March 31, 2009, we had net borrowings on long-term debt of $5.3 million, and at March 31, 2009, we had $257.0 million outstanding under our revolving credit facility. Pursuant to our credit facility, we may borrow up to $300.0 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at March 31, 2009. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2009, we repurchased 830,700 shares, which completed this program. On April 22, 2009, our board of directors approved another stock repurchase program for up to $40.0 million of our outstanding shares of common stock over the next 18 months. We intend to fund the purchase price for shares acquired using primarily cash generated from our operations and borrowings under our credit facility. The size, cost and timing of any repurchases may result in a reduction in the number of center acquisitions we complete during 2009.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and became effective for us beginning with the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on our financial position, results of operations or cash flows.
FASB Staff Position on 107-b, “Interim Disclosures about Fair Value of Financial Instruments,” the FSP, is effective for interim and annual periods ending after June 15, 2009 and expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107. The FSP will also require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2009, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.1 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2009. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 4T. Controls and Procedures
Not applicable.

Part II
Item 1. Legal Proceedings
    Not applicable.
Item 1A. Risk Factors
    Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)
				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
		(b) Average	Purchased as Part	Shares (or Units)
	(a) Total Number of	Price Paid	of Publicly	That May Yet Be
	Shares	per Share	Announced Plans or	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Programs	Plans or Programs

January 1, 2009 through January 31, 2009	—	$—	517,052	$12,590,000
February 1, 2009 through February 28, 2009	—	—	517,052	12,590,000
March 1, 2009 through March 31, 2009	830,717	15.11	1,347,769	—

Total	830,717	$15.11	1,347,769	$—

(1)	On September 30, 2008, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $25,000,000 of our outstanding common stock over a 12 month period. We purchased $12,410,000 of our outstanding common stock in October 2008 and November 2008 under the program.
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

AMSURG CORP.
Date: May 8, 2009	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)