Form 10-Q/A
period 2009-03-31
AMSURG CORP
filed 2009-08-10
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Yes ☐     No ☑
     As of May 7, 2009 there were outstanding 30,665,805 shares of the registrant’s Common Stock, no par value.

Explanatory Note
AmSurg Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed with the Securities and Exchange Commission on May 8, 2009 (the “Original Filing”).
Subsequent to the issuance of our Original Filing, we determined that we (i) incorrectly classified certain noncontrolling interests in equity rather than outside of permanent equity in our unaudited consolidated balance sheet and statement of changes in equity and (ii) incorrectly included distributions to noncontrolling interests in cash flows from operating activities rather than financing activities in our unaudited consolidated statement of cash flows upon the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). As a result of the retrospective application of SFAS No. 160, the unaudited consolidated balance sheet as of March 31, 2009 and the consolidated balance sheet as of December 31, 2008 and the related unaudited consolidated statements of changes in equity and cash flows for the periods ended March 31, 2009 and 2008 are being restated, as described in note 15 to our unaudited consolidated financial statements. SFAS No. 160 generally requires that noncontrolling interests be classified as equity. However, our noncontrolling interests generally have certain industry specific redemption features that are not solely within our control. These redemption features obligate the Company to purchase the noncontrolling interests in substantially all of the Company’s partnerships in the event of a change in current law that would prohibit the noncontrolling interests’ current form of ownership in ambulatory surgery centers. Therefore, classification of noncontrolling interests outside of permanent equity is required, which we considered subsequent to our Original Filing. In addition, we have corrected equity to combine deferred compensation related to non-vested restricted stock with common stock. The restatement does not affect total assets or total liabilities and equity as of March 31, 2009 and December 31, 2008, or the total net change in cash and cash equivalents for the three months ended March 31, 2009 and 2008. The restatement also has no impact on our consolidated statements of earnings or the related earnings per share amounts. Conforming changes have been made to note 1 to our unaudited consolidated financial statements, included in Item 1, and our discussion of Liquidity and Capital Resources, included in Item 2.
Except as expressly noted herein, this Amendment does not amend any other information set forth in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. However, for the convenience of the reader, this Amendment includes the entirety of the Quarterly Report on Form 10-Q for the three months ended March 31, 2009. In addition, in connection with the filing of this Amendment pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the certifications of the Company’s chief executive officer and chief financial officer are attached as exhibits hereto. Our reassessment of the Evaluation of Disclosure Controls and Procedures as a result of this restatement is reflected in Item 4, with no change to our conclusion of effectiveness.

i

Part I

Item 1.	Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008
(Dollars in thousands)

	March 31,	December 31,
	2009	2008
	As Restated	As Restated
	(see note 15)	(see note 15)
Assets

Current assets:
Cash and cash equivalents	$31,389	$31,548
Accounts receivable, net of allowance of $11,998 and $11,757, respectively	68,836	63,602
Supplies inventory	7,914	8,083
Deferred income taxes	1,847	1,378
Prepaid and other current assets	13,034	17,223
Current assets held for sale	52	25

Total current assets	123,072	121,859

Long-term receivables and other assets	63	46
Property and equipment, net	111,148	111,884
Goodwill, net	687,433	661,693
Intangible assets, net	10,101	10,221
Long-term assets held for sale	177	176

Total assets	$931,994	$905,879

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$6,029	$6,801
Accounts payable	12,321	14,240
Accrued salaries and benefits	13,771	12,040
Other accrued liabilities	2,845	3,246
Income taxes payable	3,349	—
Current liabilities held for sale	49	35

Total current liabilities	38,364	36,362

Long-term debt	271,903	265,835
Deferred income taxes	59,709	54,758
Other long-term liabilities	22,765	22,416
Commitments and contingencies
Noncontrolling interests – redeemable	74,398	63,202
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value, 70,000,000 shares authorized, 30,656,433 and 31,342,241 shares outstanding, respectively	160,679	172,192
Retained earnings	303,704	291,088
Accumulated other comprehensive loss, net of income taxes	(2,692)	(2,851)

Total AmSurg Corp. shareholders’ equity	461,691	460,429
Noncontrolling interests – non-redeemable	3,164	2,877

Total equity	464,855	463,306

Total liabilities and equity	$931,994	$905,879

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2009 and 2008
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$163,533	$145,729

Operating expenses:
Salaries and benefits	49,043	42,442
Supply cost	19,876	16,917
Other operating expenses	34,107	30,141
Depreciation and amortization	5,659	5,135

Total operating expenses	108,685	94,635

Operating income	54,848	51,094

Interest expense	2,027	2,792

Earnings from continuing operations before income taxes	52,821	48,302

Income tax expense	8,539	7,915

Net earnings from continuing operations, net of income tax expense	44,282	40,387

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	34	320

Net earnings	44,316	40,707

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	31,679	28,768
Net earnings from discontinued operations	21	233

Total net earnings attributable to noncontrolling interests	31,700	29,001

Net earnings attributable to AmSurg Corp.	$12,616	$11,706

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$12,603	$11,619
Discontinued operations, net of tax	13	87

Net earnings attributable to AmSurg Corp.	$12,616	$11,706

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.40	$0.37
Net earnings from discontinued operations attributable to AmSurg Corp. common shareholders	—	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.40	$0.37

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.40	$0.37
Net earnings from discontinued operations attributable to AmSurg Corp. common shareholders	—	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.40	$0.37

Weighted average number of shares and share equivalents outstanding:
Basic	31,244	31,298
Diluted	31,406	31,790
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months March 31, 2009 and 2008
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity
Three Months Ended March 31, 2009 and 2008 (unaudited)
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	redeemable	(Permanent)	Equity)	Earnings

As Restated (see note 15)
Balance at December 31, 2008	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	152	—	—	—	—	—	—
Cancellation of restricted common stock	(7)	—	—	—	—	—	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	1,074	—	—	—	1,074	—
Net earnings	—	—	12,616	—	1,035	13,651	30,665	$44,316

Distributions to noncontrolling interests	—	—	—	—	(748)	(748)	(29,197)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	9,728
Gain on interest rate swap, net of income tax expense of $102	—	—	—	159	—	159	—

Balance at March 31, 2009	30,656	$160,679	$303,704	$(2,692)	$3,164	$464,855	$74,398

As Restated (see note 15)
Balance at January 1, 2008	31,203	$168,620	$244,042	$(1,437)	$2,537	$413,762	$59,469
Issuance of restricted common stock	144	—	—	—	—	—	—
Cancellation of restricted common stock	(2)	—	—	—	—	—	—
Stock options exercised	72	1,139	—	—	—	1,139	—
Share-based compensation	—	1,066	—	—	—	1,066	—
Tax benefit related to exercise of stock options	—	271	—	—	—	271	—
Net earnings	—	—	11,706	—	918	12,624	28,083	$40,707

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(700)	(700)	(25,918)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	150	150	546
Loss on interest rate swap, net of income tax benefit of $628	—	—	—	(974)	—	(974)	—

Balance at March 31, 2008	31,417	$171,096	$255,748	$(2,411)	$2,905	$427,338	$62,180

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2009 and 2008
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
	As Restated	As Restated
	(see note 15)	(see note 15)
Cash flows from operating activities:
Net earnings	$44,316	$40,707
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	5,659	5,135
Share-based compensation	1,074	1,066
Excess tax benefit from share-based compensation	—	(271)
Deferred income taxes	3,734	2,514
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(4,568)	(2,359)
Supplies inventory	225	(132)
Prepaid and other current assets	2,652	263
Accounts payable	764	(1,793)
Accrued expenses and other liabilities	5,289	2,982
Other, net	167	322

Net cash flows provided by operating activities	59,312	48,434

Cash flows from investing activities:
Acquisition of interests in surgery centers	(16,326)	(7,897)
Acquisition of property and equipment	(7,420)	(4,535)
Repayment of notes receivable	1,522	625

Net cash flows used in investing activities	(22,224)	(11,807)

Cash flows from financing activities:
Proceeds from long-term borrowings	25,950	10,956
Repayment on long-term borrowings	(20,663)	(28,206)
Distributions to noncontrolling interests	(29,945)	(26,939)
Proceeds from issuance of common stock upon exercise of stock options	—	1,139
Repurchase of common stock	(12,587)	—
Proceeds from capital contributions by noncontrolling interests	—	321
Excess tax benefit from share-based compensation	—	271
Financing cost incurred	(2)	(6)

Net cash flows used in financing activities	(37,247)	(42,464)

Net decrease in cash and cash equivalents	(159)	(5,837)
Cash and cash equivalents, beginning of period	31,548	29,953

Cash and cash equivalents, end of period	$31,389	$24,116

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of non controlling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of SFAS No. 160 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under SFAS No. 160 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. The adoption of SFAS No. 160 has been applied retrospectively for all periods presented.
As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s partnerships. While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2009, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are carried as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.
Center profits and losses are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s partnerships are generally determined on a pre-tax basis. In accordance with SFAS No. 160, total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company must consider the impact of the net earnings attributable to noncontrolling interests or earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.
The Company operates in one reportable business segment, the ownership and operation of centers.
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)
The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K
(2) Use of Estimates
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
The Company recorded share-based compensation expense to employees of $1,056,000 and $1,066,000 in the three months ended
March 31, 2009 and 2008, respectively. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $4,016,000 and $5,011,000, respectively. During the three months ended March 31, 2009, no stock options were exercised. Cash received from option exercises for the three months ended March 31, 2008 was approximately $1,139,000, and the actual tax benefit realized for the tax deductions from option exercises totaled approximately $271,000 for the three months ended March 31, 2008. As of March 31, 2009, the Company had total unrecognized compensation cost of approximately $8,262,000 related to non-vested awards, which the Company expects to recognize through 2013 and over a weighted-average period of 1.4 years.
Outstanding share-based awards to purchase approximately 2,671,000 and 758,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended March 31, 2009 and 2008, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

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
(5) Acquisitions and Dispositions
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated purchase price of the acquisition. SFAS No. 141R requires an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. The standard is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the amended provisions related to the accounting for income taxes which are applied retrospectively. Upon adoption of this standard, there was no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The standard and its required disclosure have been applied to acquisitions completed in 2009. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or cash flows.
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
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the three acquisitions completed in the three months ended March 31, 2009 are as follows (in thousands):

Accounts receivable	$597
Prepaid and other current assets	68
Property and equipment	380
Accounts payable	(131)
Goodwill (approximately $15,900 deductible for tax purposes)	25,124

Total fair value	26,038

Less: Fair value attributable to noncontrolling interests	9,712

Acquisition date fair value of total consideration transferred	$16,326

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market and therefore are considered Level 3 measurements as defined in SFAS No. 157, “Fair Value Measurements.” Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. Such initial accounting is provisional as the Company continues to analyze other noncontrolling market transactions.
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

The unaudited consolidated pro forma results for the three months ended March 31, 2009 and 2008, assuming all 2009 and 2008 acquisitions had been consummated on January 1, 2008, are as follows (in thousands, except per share data):

	2009	2008
Revenues	$163,738	$165,648
Net earnings	44,336	45,741
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	12,605	12,863
Net earnings	12,618	12,950
Net earnings from continuing operations per common share:
Basic	$0.40	$0.41
Diluted	$0.40	$0.40
Net earnings:
Basic	$0.40	$0.41
Diluted	$0.40	$0.41
Weighted average number of shares and share equivalents:
Basic	31,244	31,298
Diluted	31,406	31,790
During the three months ended March 31, 2009, the Company held one surgery center for sale. The decision to dispose of this center was the result of management’s assessment of the limited growth and operational opportunities at the center. The results of operations of this center and the net loss associated with its disposition have been classified as discontinued operations, and the 2008 periods have been restated. The Company expects the transaction to be completed by December 31, 2009. Results of operations of all discontinued surgery centers disposed of or classified as held for sale in 2009 and 2008 for the three months ended March 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Revenues	$342	$2,102
Earnings before income taxes	43	377
Net earnings	34	320

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(6) Intangible Assets
Amortizable intangible assets at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,746	$(2,090)	$656	$2,744	$(2,018)	$726
Customer and restrictive covenant agreements	3,180	(1,468)	1,712	3,180	(1,418)	1,762

Total amortizable intangible assets	$5,926	$(3,558)	$2,368	$5,924	$(3,436)	$2,488

Amortization of intangible assets for the three months ended March 31, 2009 and 2008 was $122,000 and $118,000, respectively. Estimated amortization of intangible assets for the remainder of 2009 and the following five years and thereafter are $383,000, $510,000, $366,000, $224,000, $222,000, $221,000 and $442,000, respectively.
The changes in the carrying amount of goodwill for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$661,693	$546,915
Goodwill acquired and adjusted during period	25,740	7,094
Goodwill disposed or held for sale during period	—	(876)

Balance, end of period	$687,433	$553,133

At both March 31, 2009 and December 31, 2008, other non-amortizable intangible assets related to restrictive covenant arrangements were $7,733,000.
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At March 31, 2009, the Company had $257,000,000 outstanding under its revolving credit facility, secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies, and was in compliance with all covenants. The Company had other long-term debt of $20,932,000 including the current portion of long-term debt of $6,029,000 at March 31, 2009.
(8) Derivative Instruments
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after
November 15, 2008 and became effective for the Company beginning with the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position, results of operations or cash flows.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The value of the swap represents the estimated amount the Company would have paid as of
March 31, 2009 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap of $159,000 and a decrease in the fair value of the interest rate swap of $974,000 were included in other comprehensive loss for the three months ended March 31, 2009 and 2008, respectively. Accumulated other comprehensive loss, net of income taxes, was $2,692,000 and $2,851,000 at March 31, 2009 and December 31, 2008, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of March 31, 2009 and 2008 were as follows (in thousands):

	Asset Derivatives March 31,				Liability Derivatives March 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments under Statement 133	Other assets, net	$—	Other assets,net	$—	Other long-term liabilities	$4,428	Other long-term liabilities	$3,966
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
The Company and its subsidiaries file U.S. federal and various state tax returns. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2005.
(11) Commitments and Contingencies
The Company and its partnerships are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its partnerships. Management is not aware of any claims against it or its partnerships which would have a material financial impact on the Company.
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
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Cash paid during the period for:
Interest	$1,883	$2,905
Income taxes, net of refunds	168	925

Non-cash investing and financing activities:
(Decrease) increase in accounts payable associated with acquisition of property and equipment	(2,840)	3
Capital lease obligations incurred to acquire equipment	26	5
Effect of acquisitions:
Assets acquired, net of cash and adjustments	26,208	8,593
Liabilities assumed and noncontrolling interests	9,882	696

Payment for assets acquired	$16,326	$7,897

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(14) Subsequent Events
On April 22, 2009, the Board of Directors of the Company approved a stock repurchase program pursuant to which the Company may purchase up to $40,000,000 of its outstanding shares of common stock over the next 18 months. The Company intends to fund the purchase price for shares acquired using primarily cash generated from its operations and borrowings under its credit facility.
(15) Restatement of Unaudited Consolidated Balance Sheet, Statements of Changes in Equity and Statements of Cash Flows
We have restated our unaudited consolidated balance sheet as of March 31, 2009, the related unaudited consolidated statement of equity and statement of cash flows for the three months ended March 31, 2009. Previously, we presented all noncontrolling interests in equity in the unaudited consolidated balance sheet and statement of changes in equity and presented distributions to noncontrolling interests in the cash flow from operating activities section in the unaudited consolidated statement of cash flows. SFAS No. 160 generally requires that noncontrolling interests be classified as equity. However, the Company’s noncontrolling interests generally have certain industry specific redemption features that are not solely within the control of the Company. These redemption features obligate the Company to purchase the noncontrolling interests in substantially all of the Company’s partnerships in the event of a change in current law that would prohibit the noncontrolling interests’ current form of ownership in ambulatory surgery centers. Therefore, classification of noncontrolling interests outside of permanent equity is required. In addition, the implementation of SFAS No. 160 results in the cash flow impact of certain transactions with noncontrolling interests being classified in financing activities. Therefore, we have corrected these classifications by presenting certain noncontrolling interests, which are subject to the redemption feature, outside of permanent equity and distributions to noncontrolling interests as cash flows from financing activities. Additionally, the adoption of SFAS No. 160 required retroactive application for all amounts presented.
Accordingly, noncontrolling interests of $74,398,000 and $63,202,000 have been reclassified from total equity to noncontrolling interests – redeemable outside of permanent equity as of March 31, 2009 and December 31, 2008, respectively. Distributions to noncontrolling interests of $29,945,000 and $26,939,000 have been corrected to reclassify cash flows from operating activities to cash flows from financing activities for the three months ended March 31, 2009 and 2008, respectively.
The presentation of common stock as of March 31, 2009 has been corrected to combine the previously presented balances of common stock of $168,233,000 with deferred compensation related to non-vested restricted stock of $7,544,000, totaling $160,679,000. The presentation of common stock as of December 31, 2008 has been corrected to combine the previously presented balances of common stock of $177,624,000 with deferred compensation of related to non-vested restricted stock $5,432,000, totaling $172,192,000. Additionally, the presentation of common stock as of March 31, 2008 has been corrected to combine the previously presented balances of common stock of $178,165,000 with deferred compensation related to non-vested restricted stock of $7,069,000, totaling $171,096,000. The aggregation of these equity line items was deemed necessary in order to conform to SFAS No. 123(R), “Share-Based Payment,” and had no impact on total equity.

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
The most significant impact of this presentation is on the determination of pre-tax earnings, which is presented before net earnings attributable to noncontrolling interests have been subtracted. Accordingly, the effective tax rate on pre-tax earnings as presented will be reduced to approximately 16%. However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders will remain near the historical range of 39.6%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders are supplementally disclosed on the statement of net earnings.
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended
March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.0	29.1
Supply cost	12.1	11.6
Other operating expenses	20.9	20.7
Depreciation and amortization	3.5	3.5

Total operating expenses	66.5	64.9

Operating income	33.5	35.1

Interest expense, net of interest income	1.2	2.0

Earnings from continuing operations before income taxes	32.3	33.1

Income tax expense	5.2	5.4

Net earnings from continuing operations, net of income tax expense	27.1	27.7

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	0.2

Net earnings	27.1	27.9

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	19.4	19.7
Net earnings from discontinued operations	—	0.2

Total net earnings attributable to noncontrolling interests	19.4	19.9

Net earnings attributable to AmSurg Corp.	7.7%	8.0%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	7.7%	8.0%
Discontinued operations, net of tax	—	—

Net earnings attributable to AmSurg Corp.	7.7%	8.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Revenues increased $17.8 million, or 12%, to $163.5 million in the three months ended March 31, 2009 from $145.7 million in the comparable 2008 period. Our procedures increased by 35,698, or 13%, to 303,347 in the three months ended March 31, 2009 from 267,649 in the comparable 2008 period. The additional revenues resulted primarily from:
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
Liquidity and Capital Resources
The following Management Discussion of Liquidity and Capital Resources has been revised for the restatement discussed in note 15 to the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Cash and cash equivalents at March 31, 2009 and 2008 were $31.4 million and $24.1 million, respectively. At March 31, 2009, we had working capital of $84.8 million compared to $85.5 million at December 31, 2008. Operating activities for the three months ended
March 31, 2009 generated $59.3 million in cash flow from operations compared to $48.4 million in the three months ended March 31, 2008. The increase in operating cash flow resulted primarily from higher net earnings in the 2009 period and reduced days outstanding in our accounts receivable. Due to the adoption of SFAS No. 160, we no longer include distributions to noncontrolling interests within net cash flows from operating activities.
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
During the three months ended March 31, 2009, we had total acquisitions and capital expenditures of $23.7 million, which included:
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
Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests in the three months ended March 31, 2009 and 2008 were $29.9 million and $26.9 million, respectively. Distributions to noncontrolling interests increased $3.0 million, primarily as a result of additional centers in operation.
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
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and became effective for us beginning with the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on our financial position, results of operations or cash flows.

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
Evaluation of Disclosure Controls and Procedures
As a result of the restatement described in note 15 accompanying the unaudited consolidated financial statements, the Company has carried out a re-evaluation, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on this re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that we have effective disclosure controls and procedures.
We maintain disclosure controls and procedures and internal control over financial reporting that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported in accordance with generally accepted accounting principles within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our period reports.
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

AMSURG CORP.
Date: August 10, 2009	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)