Form 10-Q
period 2009-06-30
AMSURG CORP
filed 2009-08-10
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐ No ☑
     As of August 7, 2009 there were outstanding 30,661,928 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.	Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008
(Dollars in thousands)

	June 30,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$28,156	$31,548
Accounts receivable, net of allowance of $12,112 and $11,757, respectively	67,650	63,602
Supplies inventory	7,815	8,083
Deferred income taxes	1,658	1,378
Prepaid and other current assets	14,538	17,223
Current assets held for sale	113	25

Total current assets	119,930	121,859

Long-term receivables and other assets	61	46
Property and equipment, net	109,653	111,884
Goodwill, net	694,752	661,693
Intangible assets, net	9,640	10,221
Long-term assets held for sale	645	176

Total assets	$934,681	$905,879

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$5,710	$6,801
Accounts payable	12,100	14,240
Accrued salaries and benefits	15,260	12,040
Other accrued liabilities	3,006	3,246
Income taxes payable	912	—
Current liabilities held for sale	310	35

Total current liabilities	37,298	36,362

Long-term debt	254,209	265,835
Deferred income taxes	63,179	54,758
Other long-term liabilities	21,850	22,416
Other long-term liabilities held for sale	34	—
Commitments and contingencies
Noncontrolling interests – redeemable	75,986	63,202
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value,70,000,000 shares authorized, 30,661,108 and 31,342,241 shares outstanding, respectively	161,846	172,192
Retained earnings	317,284	291,088
Accumulated other comprehensive loss, net of income taxes	(2,301)	(2,851)

Total AmSurg Corp. shareholders’ equity	476,829	460,429
Noncontrolling interests – non-redeemable	5,296	2,877

Total equity	482,125	463,306

Total liabilities and equity	$934,681	$905,879

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2009 and 2008
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$168,844	$150,722	$332,268	$296,301

Operating expenses:
Salaries and benefits	49,388	43,536	98,380	85,927
Supply cost	20,967	17,689	40,833	34,588
Other operating expenses	34,383	30,385	68,422	60,452
Depreciation and amortization	5,702	5,198	11,349	10,317

Total operating expenses	110,440	96,808	218,984	191,284

Operating income	58,404	53,914	113,284	105,017
Interest expense	2,038	2,503	4,065	5,295

Earnings from continuing operations before income taxes	56,366	51,411	109,219	99,722
Income tax expense	9,365	8,394	17,911	16,310

Net earnings from continuing operations, net of income tax expense	47,001	43,017	91,308	83,412

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	115	146	123	458
Loss on disposal of discontinued interests in surgery centers, net of income tax benefit	(263)	(1,309)	(263)	(1,309)

Net loss from discontinued operations	(148)	(1,163)	(140)	(851)

Net earnings	46,853	41,854	91,168	82,561

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	33,203	30,573	64,897	59,346
Net earnings from discontinued operations	70	37	75	265

Total net earnings attributable to noncontrolling interests	33,273	30,610	64,972	59,611

Net earnings attributable to AmSurg Corp.	$13,580	$11,244	$26,196	$22,950

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$13,798	$12,444	$26,411	$24,066
Discontinued operations, net of tax	(218)	(1,200)	(215)	(1,116)

Net earnings attributable to AmSurg Corp.	$13,580	$11,244	$26,196	$22,950

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.45	$0.40	$0.85	$0.77
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.01)	(0.04)	(0.01)	(0.04)

Net earnings attributable to AmSurg Corp. common shareholders	$0.44	$0.36	$0.85	$0.73

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.45	$0.39	$0.85	$0.75
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.01)	(0.04)	(0.01)	(0.04)

Net earnings attributable to AmSurg Corp. common shareholders	$0.44	$0.35	$0.84	$0.72

Weighted average number of shares and share equivalents outstanding:
Basic	30,660	31,479	30,952	31,388
Diluted	30,828	31,962	31,117	31,876
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months and Six Months Ended June 30, 2009 and 2008
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings	$46,853	$41,854	$91,168	$82,561

Other comprehensive income, net of tax:
Gain on interest rate swap, net of tax	391	1,018	550	44

Comprehensive income, net of tax	47,244	42,872	91,718	82,605

Less comprehensive income attributable to noncontrolling interests	33,273	30,610	64,972	59,611

Comprehensive income attributable to AmSurg Corp.	$13,971	$12,262	$26,746	$22,994

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2009 and 2008 (unaudited)
(In thousands)

							Non-
	AmSurg Corp. Shareholders				Non-		Controlling
				Accumulated	controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2008	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	162	—	—	—	—	—	—
Cancellation of restricted common stock	(12)	—	—	—	—	—	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	2,241	—	—	—	2,241	—
Net earnings	—	—	26,196	—	1,942	28,138	63,030	$91,168

Distribution to noncontrolling interests, net of capital contributions	—	—	—	—	(1,684)	(1,684)	(62,799)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	2,161	2,161	12,553
Gain on interest rate swap, net of income tax expense of $355	—	—	—	550	—	550	—

Balance at June 30, 2009	30,661	$161,846	$317,284	$(2,301)	$5,296	$482,125	$75,986

Balance at January 1, 2008	31,203	$168,620	$244,042	$(1,437)	$2,537	$413,762	$59,469
Issuance of restricted common stock	148	—	—	—	—	—	—
Cancellation of restricted common stock	(5)	—	—	—	—	—	—
Stock options exercised	171	3,003	—	—	—	3,003	—
Share-based compensation	—	2,408	—	—	—	2,408	—
Tax benefit related to exercise of stock options	—	464	—	—	—	464	—
Net earnings	—	—	22,950	—	1,770	24,720	57,841	$82,561

Distribution to noncontrolling interests, net of capital contributions	—	—	—	—	(1,450)	(1,450)	(54,859)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	139	139	585
Gain on interest rate swap, net of income tax expense of $28	—	—	—	44	—	44	—

Balance at June 30, 2008	31,517	$174,495	$266,992	$(1,393)	$2,996	$443,090	$63,036

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2009 and 2008
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$91,168	$82,561
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	11,349	10,317
Net loss on sale and impairment of long-lived assets held for sale	434	861
Share-based compensation	2,241	2,408
Excess tax benefit from share-based compensation	—	(478)
Deferred income taxes	7,141	5,932
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(3,093)	(2,899)
Supplies inventory	372	(174)
Prepaid and other current assets	545	1,100
Accounts payable	310	(1,803)
Accrued expenses and other liabilities	4,261	188
Other, net	264	662

Net cash flows provided by operating activities	114,992	98,675

Cash flows from investing activities:
Acquisition of interests in surgery centers	(19,246)	(23,597)
Acquisition of property and equipment	(11,430)	(9,438)
Repayment of notes receivable	2,147	1,250

Net cash flows used in investing activities	(28,529)	(31,785)

Cash flows from financing activities:
Proceeds from long-term borrowings	41,150	35,156
Repayment on long-term borrowings	(53,933)	(54,829)
Distributions to noncontrolling interests	(64,506)	(56,857)
Proceeds from issuance of common stock upon exercise of stock options	—	2,989
Repurchase of common stock	(12,587)	—
Proceeds from capital contributions by noncontrolling interests	23	548
Excess tax benefit from share-based compensation	—	478
Financing cost incurred	(2)	(9)

Net cash flows used in financing activities	(89,855)	(72,524)

Net decrease in cash and cash equivalents	(3,392)	(5,634)
Cash and cash equivalents, beginning of period	31,548	29,953

Cash and cash equivalents, end of period	$28,156	$24,319

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation
AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company and its subsidiaries and the majority owned limited partnerships and LLCs in which the Company’s wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and noncontrolling partners and members are referred to herein as partnerships and partners, respectively.
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of SFAS No. 160 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under SFAS No. 160 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. The adoption of SFAS No. 160 has been applied retrospectively for all periods presented.
As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of certain of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to certain of the Company’s partnerships. While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2009, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are carried as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.
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
The presentation of common stock as of December 31, 2008 has been corrected to combine the previously presented balance of common stock of $177,624,000 with deferred compensation of $5,432,000, totaling $172,192,000. The aggregation of these equity line items was deemed necessary in order to conform to SFAS No. 123(R), “Share-Based Payment,” and had no impact on total equity.
The Company operates in one reportable business segment, the ownership and operation of centers.
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of

Item 1. Financial Statements – (continued)
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
(2) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2009 and December 31, 2008 reflect allowances for contractual adjustments of $100,608,000 and $94,053,000, respectively, and allowances for bad debt expense of $12,112,000 and $11,757,000, respectively. Bad debt expense is included in other operating expenses and was $4,312,000 and $8,793,000 for the three and six months ended June 30, 2009, respectively, and $3,804,000 and $8,419,000 for the three and six months ended June 30, 2008, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During both the six months ended June 30, 2009 and 2008, the Company derived approximately 32% of its revenues from Medicare and Medicaid. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options have been issued in 2009. At June 30, 2009, 2,725,725 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,529,150 shares were available for future equity grants, including 476,100 shares available for issuance as restricted stock.
The Company recorded share-based compensation expense to employees of $1,167,000 and $2,241,000 in the three and six months ended June 30, 2009, respectively, and $1,342,000 and $2,408,000 in the three and six months ended June 30, 2008, respectively. The total fair value of shares vested during the three and six months ended June 30, 2009 was $427,000 and $4,425,000, respectively, and in the three and six months ended June 30, 2008 was $367,000 and $5,384,000, respectively. During the six months ended June 30, 2009, no stock options were exercised. Cash received from option exercises for the six months ended June 30, 2008 was approximately $2,989,000. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled approximately $546,000 in the six months ended June 30, 2008. As of June 30, 2009, the Company had total unrecognized compensation cost of approximately $7,322,000 related to non-vested awards, which the Company expects to recognize through 2013 and over a weighted-average period of 1.3 years.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Outstanding share-based awards to purchase approximately 2,625,000 and 742,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended June 30, 2009 and 2008, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.
A summary of the status of non-vested restricted shares at June 30, 2009 and changes during the six months ended June 30, 2009 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price
Non-vested shares at December 31, 2008	327,751	$23.83
Shares granted	161,923	19.33
Shares vested	(6,069)	21.36
Shares forfeited	(12,141)	23.43

Non-vested shares at June 30, 2009	471,464	$22.87

Options outstanding and exercisable under the stock option plans as of June 30, 2009 and stock option activity for the six months ended June 30, 2009 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)
Outstanding at December 31, 2008	3,275,803	$22.23	6.1
Options granted	—	—
Options exercised	—	—
Options terminated	(75,527)	$23.73

Outstanding at June 30, 2009 with aggregate intrinsic value of $3,760,000	3,200,276	$22.20	5.5

Vested or expected to vest at June 30, 2009 with aggregate intrinsic value of $3,752,000	3,104,268	$22.16	5.0

Exercisable at June 30, 2009 with aggregate intrinsic value of $3,702,000	2,463,710	$21.92	4.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2009 exercised their options at the Company’s closing stock price on June 30, 2009.
The Company issued no options during the six months ended June 30, 2009. The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, determined that the weighted average fair value of options at the date of grant issued during the six months ended June 30, 2008 was $8.20 by applying the following assumptions (dollars in thousands, except per share amounts):

Six Months Ended
June 30, 2008
Applied assumptions:
Expected term/life of options in years	5.1
Forfeiture rate	—
Average risk-free interest rate	2.7%
Volatility rate	31.9%
Dividends	—

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward-looking factors where present for each population of employee identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population of employee identified. The Company will adjust the estimated forfeiture rate to its actual experience over the vesting period. The Company is precluded from paying dividends under its credit facility, and therefore, there is no expected dividend yield.
(5) Acquisitions and Dispositions
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. SFAS No. 141R requires an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated purchase price of the acquisition. SFAS No. 141R requires an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interests in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS No. 141R requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS No. 141R requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. SFAS No. 141R is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. The standard is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the amended provisions related to the accounting for income taxes which are applied retrospectively. Upon adoption of this standard, there was no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The standard and its required disclosure have been applied to acquisitions completed in 2009. The adoption of SFAS No. 141R did not have a material effect on the Company’s results of operations or cash flows.
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the six months ended June 30, 2009, the Company, through a wholly owned subsidiary and in separate transactions, acquired a 51% controlling interest in four centers. The aggregate amount paid for the acquisitions, approximately $19,246,000, was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the four acquisitions completed in the six months ended June 30, 2009 are as follows (in thousands):

Accounts receivable	$766
Prepaid and other current assets	81
Property and equipment	617
Accounts payable	(131)
Goodwill (approximately $18,400 deductible for tax purposes)	32,845

Total fair value	34,178
Less: Fair value attributable to noncontrolling interests	14,932

Acquisition date fair value of total consideration transferred	$19,246

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
The Company incurred and expensed in other operating expenses approximately $52,000 in acquisition related costs, primarily attorney fees, in the six months ended June 30, 2009.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Revenues and net earnings included in the six months ended June 30, 2009 associated with these acquisitions are as follows (in thousands):

Six Months Ended
June 30, 2009
Revenues	$4,053

Net earnings	1,511
Less: Net earnings attributable to noncontrolling interests	915

Net earnings attributable to AmSurg Corp.	$596

The unaudited consolidated pro forma results for the six months ended June 30, 2009 and 2008, assuming all 2009 and 2008 acquisitions had been consummated on January 1, 2008, are as follows (in thousands, except per share data):

	2009	2008
Revenues	$333,351	$335,813
Net earnings	91,517	93,841
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	26,450	26,744
Net earnings	26,235	25,628
Net earnings from continuing operations per common share:
Basic	$0.85	$0.85
Diluted	$0.85	$0.84
Net earnings:
Basic	$0.85	$0.82
Diluted	$0.84	$0.80
Weighted average number of shares and share equivalents:
Basic	30,952	31,388
Diluted	31,117	31,876
During the three months ended June 30, 2009, the Company decided to pursue the sale of its interest in a surgery center. The decision to dispose of this center was the result of management’s assessment of the limited growth and operational opportunities at the center. The results of operations of this center and the net loss associated with its disposition have been classified as discontinued operations, and the 2008 periods have been restated. At June 30, 2009, the Company held this center and one additional surgery center for sale, and these transactions are expected to be completed by December 31, 2009. Results of operations of all discontinued surgery centers disposed of or classified as held for sale in 2009 and 2008 for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$385	$2,036	$836	$4,288
Earnings before income taxes	143	140	154	506
Net earnings	115	146	123	458

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(6) Intangible Assets
Amortizable intangible assets at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,746	$(2,163)	$583	$2,744	$(2,018)	$726
Customer and restrictive covenant agreements	3,180	(1,518)	1,662	3,180	(1,418)	1,762

Total amortizable intangible assets	$5,926	$(3,681)	$2,245	$5,924	$(3,436)	$2,488

Amortization of intangible assets for the three months ended June 30, 2009 and 2008 was $123,000 and $119,000, respectively, and for the six months ended June 30, 2009 and 2008 was $245,000 and $237,000, respectively. Estimated amortization of intangible assets for the remainder of 2009 and the following five years and thereafter is $256,000, $510,000, $366,000, $224,000, $223,000, $223,000 and $443,000, respectively.
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning of period	$687,433	$553,133	$661,693	$546,915
Goodwill acquired and adjusted during period	7,709	15,391	33,449	22,485
Goodwill disposed or held for sale during period	(390)	(944)	(390)	(1,820)

Balance, end of period	$694,752	$567,580	$694,752	$567,580

At June 30, 2009 and December 31, 2008, other non-amortizable intangible assets related to restrictive covenant arrangements were $7,395,000 and $7,733,000, respectively.
(7) Long-term Debt
The Company’s revolving credit facility permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit facility mature in July 2011. At June 30, 2009, the Company had $240,500,000 outstanding under its revolving credit facility, secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies, and was in compliance with all covenants. The Company had other long-term debt of $19,419,000 including the current portion of long-term debt of $5,710,000 at June 30, 2009.
(8) Derivative Instruments
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to better convey the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and became effective for the Company beginning with the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position, results of operations or cash flows.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by SFAS No. 133, the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility. The value of the swap represents the estimated amount the Company would have paid as of June 30, 2009 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap of $644,000 and $905,000 was included in other comprehensive income for the three and six months ended June 30, 2009, respectively. An increase of $1,674,000 and $72,000 in the fair value of the interest rate swap was included in other comprehensive income for the three and six months ended June 30, 2008, respectively. Accumulated other comprehensive loss, net of income taxes, was $2,301,000 and $2,851,000 at June 30, 2009 and December 31, 2008, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of June 30, 2009 and 2008 were as follows (in thousands):

	Asset Derivatives June 30,				Liability Derivatives June 30,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging	Other		Other		Other		Other
instruments under	assets,		assets,		long-term		long-term
Statement 133	net	$—	net	$—	liabilities	$3,784	liabilities	$2,292

(9)	Fair Value Measurements
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $64,133,000, was $61,112,000 at June 30, 2009. The fair value of variable-rate long-term debt, with a carrying value of $195,786,000, was $185,768,000 at June 30, 2009.
In September 2006, the FASB issued SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for the Company beginning January 1, 2008, except for disclosures of non-financial assets and liabilities, which were delayed by FASB Staff Position No. 157-2 until January 1, 2009, which did not have an impact on the Company’s disclosures.
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of June 30, 2009 in accordance with SFAS No. 157 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30, 2009	Assets	Inputs	Inputs

Assets:
Supplemental executive retirement savings plan investments	$3,784	$—	$3,784	$—

Liabilities:
Supplemental executive retirement savings plan obligations	$3,528	$—	$3,528	$—
Interest rate swap agreement	3,784	—	3,784	—

Total liabilities	$7,312	$—	$7,312	$—

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
(11) Commitments and Contingencies
The Company and its partnerships are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property damage. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its partnerships. Management is not aware of any claims against it or its partnerships which would have a material financial impact on the Company.
The Company’s wholly owned subsidiaries, as general partners in the limited partnerships, are responsible for all debts incurred but unpaid by the limited partnerships. As manager of the operations of the limited partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2009.
(12) Recent Accounting Pronouncements
FASB Staff Position FAS 107-b, “Interim Disclosures about Fair Value of Financial Instruments,” (the “FSP”) is effective for interim and annual periods ending after June 15, 2009 and expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107. The FSP will also require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of the FSP did not have a material affect on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet dated but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company at June 30, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Cash paid during the period for:
Interest	$4,037	$5,330
Income taxes, net of refunds	7,970	10,268

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(2,866)	(623)
Capital lease obligations incurred to acquire equipment	127	283
Effect of acquisitions:
Assets acquired, net of cash and adjustments	34,578	24,722
Liabilities assumed and noncontrolling interests	15,332	1,125

Payment for assets acquired	$19,246	$23,597

(14) Subsequent Events
The Company assessed events occurring subsequent to June 30, 2009 through August 10, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 10, 2009.

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
We develop, acquire and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of June 30, 2009, we owned a majority interest (51% or greater) in 193 ASCs. The following table presents the changes in the number of ASCs in operation, under development and under letter of intent for the three and six months ended June 30, 2009 and 2008. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Centers in operation, beginning of period	193	177	190	176
New center acquisitions placed in operation	1	2	4	4
New development centers placed in operation	1	—	1	—
Centers disposed	—	(2)	—	(2)
Centers held for sale	(2)	(1)	(2)	(2)

Centers in operation, end of period	193	176	193	176

Centers under development, end of period	2	3	2	3
Development centers awaiting regulatory approval, end of period	—	1	—	1
Average number of continuing centers in operation, during period	192	171	192	171
Centers under letter of intent, end of period	1	5	1	5
Of the continuing centers in operation at June 30, 2009, 135 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 16 centers performed procedures in multiple specialties and six centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2009 include the acquisition or development of 13 to 16 surgery centers. We expect our growth for same-center revenue to be flat in 2009, compared to our recent historical average of 3% to 5%, due to the economic outlook in 2009, which we believe will result in reduced patient visits and surgical procedures.
While we generally own 51% of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by noncontrolling interests’ share of the net earnings or loss of the center entities. The noncontrolling interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32% of our revenues in both the six months ended June 30, 2009 and 2008 from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by $0.05 in 2008 by the revised payment system. Based upon our current procedure mix, payor mix and volume, we believe the 2009 payment rates will reduce our net earnings per diluted share in 2009 by approximately $0.07 as compared to 2008 and that our diluted earnings per share in each of 2010 and 2011 will be reduced by an incremental $0.07 as compared to the prior year as a result of the scheduled reduction in rates in those years. Beginning in 2010, reimbursement rates for our ASCs should be increased annually based on increases in the CPI. In July 2009, CMS announced proposed reimbursement rates for 2010, which included a 0.6% CPI increase. There can be no assurance, however, that CMS will not further revise the payment system to reduce or eliminate these annual increases, or that any annual CPI increases will be material. Any increase in reimbursement rates as a result of a CPI adjustment in 2011 could partially offset the scheduled payment reductions in 2011.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2009 same-center group, comprised of 172 centers and constituting approximately 90% of our total number of centers, had 0% revenue growth during the six months ended June 30, 2009. We expect our same-center revenue growth to be flat in 2009. We have reduced our same-center revenue growth target for 2009 from our recent historical averages of 3% to 5% due to the economic outlook in 2009, which we believe will result in reduced patient visits and surgical procedures.
Expenses directly and indirectly related to procedures performed at our centers include clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our corporate salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth of our centers in operation. Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.
Beginning in 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin No. 51.” While the adoption of SFAS No. 160 did not have an impact on our net earnings or net earnings per diluted share, the presentation of our financial statements has been

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
changed. Net earnings attributable to noncontrolling interests, previously referred to as minority interest, is now reported after net earnings. Surgery center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners of our center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the center of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our center limited partnerships and limited liability companies are generally determined on a pre-tax basis.
The most significant impact of this financial statement presentation is on the determination of pre-tax earnings, which is presented before net earnings attributable to noncontrolling interests has been subtracted. Accordingly, the effective tax rate on pre-tax earnings as presented has been reduced to approximately 16%. However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 39.6%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders are supplementally disclosed on the consolidated statements of earnings.
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.2	28.9	29.6	29.0
Supply cost	12.4	11.7	12.3	11.7
Other operating expenses	20.4	20.2	20.6	20.4
Depreciation and amortization	3.4	3.4	3.4	3.5

Total operating expenses	65.4	64.2	65.9	64.6

Operating income	34.6	35.8	34.1	35.4

Interest expense, net of interest income	1.2	1.7	1.2	1.8

Earnings from continuing operations before income taxes	33.4	34.1	32.9	33.6

Income tax expense	5.6	5.6	5.4	5.5

Net earnings from continuing operations, net of income tax expense	27.8	28.5	27.5	28.1

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	0.1	0.1	—	0.1
Loss on disposal of discontinued interests in surgery centers, net of income tax benefit	(0.2)	(0.8)	(0.1)	(0.4)

Net loss from discontinued operations	(0.1)	(0.7)	(0.1)	(0.3)

Net earnings	27.7	27.8	27.4	27.8

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	19.7	20.3	19.5	20.0
Net earnings from discontinued operations	—	—	—	0.1

Total net earnings attributable to noncontrolling interests	19.7	20.3	19.5	20.1

Net earnings attributable to AmSurg Corp.	8.0%	7.5%	7.9%	7.7%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	8.1%	8.3%	8.0%	8.1%
Discontinued operations, net of tax	(0.1)	(0.8)	(0.1)	(0.4)

Net earnings attributable to AmSurg Corp.	8.0%	7.5%	7.9%	7.7%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Revenues increased $18.1 million, or 12%, to $168.8 million and $36.0 million, or 12%, to $332.3 million in the three and six months ended June 30, 2009, respectively, from $150.7 million and $296.3 million in the comparable 2008 periods. Our procedures increased by 34,775, or 12%, to 313,797 and 70,658, or 13%, to 616,823 in the three and six months ended June 30, 2009, respectively, from 279,022 and 546,165 in the comparable 2008 periods. The additional revenues and procedures resulted primarily from:
•	centers acquired or opened in 2008, which contributed $16.5 million and $33.2 million of additional revenues in the three and six months ended June 30, 2009, respectively, due to having a full period of operations in 2009; and

•	centers acquired and opened in 2009, which generated $1.8 million and $3.0 million in revenues during the three and six months ended June 30, 2009, respectively.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 14% and 13% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2009, respectively. We experienced a 13% and 21% increase in salaries and benefits at our corporate offices during the three and six months ended June 30, 2009, respectively. The increase in corporate office salaries and benefits was primarily due to year over year salary increases, additional employees, primarily in our information technology area, and higher bonus expense incurred during the 2009 period. Salaries and benefits increased in total by 13% and 14% to $49.4 million and $98.4 million in the three and six months ended June 30, 2009, respectively, from $43.5 million and $85.9 million in the comparable 2008 periods. Salaries and benefits as a percentage of revenues increased in the three and six months ended June 30, 2009 compared to the comparable 2008 period primarily due to the impact of flat revenue growth in 2009.
Supply cost was $21.0 million and $40.8 million in the three and six months ended June 30, 2009, respectively, an increase of $3.3 million and $6.2 million, or 19% and 18%, over supply cost in the comparable 2008 periods. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the three and six months ended June 30, 2009 increased by approximately $3. This increase is primarily related to higher utilization of disposable supplies at our gastroenterology centers and greater use of premium cataract lenses.
Other operating expenses increased $4.0 million, or 13%, and $8.0 million, or 13%, to $34.4 million and $68.4 million in the three and six months ended June 30, 2009, respectively, from $30.4 million and $60.5 million in the comparable 2008 periods. The additional expense in the 2009 periods resulted primarily from:
•	centers acquired or opened during 2008, which resulted in an increase of $2.9 million and $6.0 million in other operating expenses in the three and six months ended June 30, 2009, respectively;

•	an increase of $1.0 million and $1.5 million in other operating expenses at our 2009 same-center group in the three and six months ended June 30, 2009, respectively, resulting primarily from additional procedure volume and general inflationary cost increases; and

•	centers acquired and opened during 2009, which resulted in an increase of $321,000 and $546,000 in other operating expenses in the three and six months ended June 30, 2009, respectively.
Depreciation and amortization expense increased 10% to $504,000 and $1.0 million in the three and six months ended June 30, 2009, respectively, from the comparable 2008 periods, primarily as a result of centers acquired since 2008 and newly developed centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2009, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the procedure volume at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2009, we had two centers under development and two centers that had been open for less than one year.
Interest expense decreased $465,000 and $1.2 million, or 19% and 23%, to $2.0 million and $4.1 million in the three and six months ended June 30, 2009, respectively, from the comparable 2008 periods, primarily due to a reduced average interest rate in 2009. See “– Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $9.4 million and $17.9 million in the three and six months ended June 30, 2009, respectively, compared to $8.4 million and $16.3 million in the comparable 2008 periods. Effective January 1, 2009, we adopted SFAS No. 160. Our effective tax rate in the three and six months ended June 30, 2009 was 16.6% and 16.4%, respectively, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
Net earnings attributable to noncontrolling interests in the three and six months ended June 30, 2009 increased 9% to $2.7 million and $5.4 million, respectively, from the comparable 2008 periods, primarily as a result of net earnings associated with surgery centers

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
recently added to operations. As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 19.7% from 20.3% and to 19.5% from 20.1% in the three and six months ended June 30, 2009, respectively, as a result of reduced center profit margins caused by lower same-center revenue growth.
We recorded a $263,000 loss on disposal of discontinued interest in surgery centers, net of income taxes during the three months ended June 30, 2009. We have two centers classified as held for sale at June 30, 2009. The net earnings from operations of all centers disposed of or to be disposed of in 2009 and 2008 have been reclassified to discontinued operations in all periods presented.
Liquidity and Capital Resources
Cash and cash equivalents at June 30, 2009 and 2008 were $28.2 million and $24.3 million, respectively. At June 30, 2009, we had working capital of $82.9 million, compared to $85.5 million at December 31, 2008. Operating activities for the six months ended June 30, 2009 generated $115.0 million in cash flow from operations, compared to $98.7 million in the six months ended June 30, 2008. The increase in operating cash flow resulted primarily from higher net earnings in the 2009 period and a reduction of three days outstanding in our accounts receivable due to increased collections from patient copays and deductibles at the date of service, increased electronic payments received from commercial payors and improved insurance verification and claim documentation. Due to the adoption of SFAS No. 160, we no longer include distributions to noncontrolling interests within net cash flows from operating activities.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2009 and 2008, our accounts receivable represented 35 and 38 days of revenue outstanding, respectively.
During the six months ended June 30, 2009, we had total acquisitions and capital expenditures of $30.7 million, which included:
•	$19.2 million for acquisitions of interests in ASCs;

•	$10.4 million for new or replacement property at existing centers, including $127,000 in new capital leases; and

•	$1.1 million for centers under development.
At June 30, 2009, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.7 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
During the six months ended June 30, 2009, we received $898,000 on the payment of a short-term note receivable for the sale of a center in 2008. In addition, we collected approximately $1.2 million on a note receivable related to the sale of a center in 2004. The note is secured by a pledge of a 51% ownership interest in the center, is guaranteed by the physician partners at the center and is due in installments through 2009. The balance of this note at June 30, 2009 was $417,000.
During the six months ended June 30, 2009, we had net repayments on long-term debt of $12.8 million, and at June 30, 2009 we had $240.5 million outstanding under our revolving credit facility. Pursuant to our credit facility, we may borrow up to $300.0 million to, among other things, finance our acquisition and development projects and any stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at June 30, 2009. Borrowings under the revolving credit facility are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests in the six months ended June 30, 2009 and 2008 were $64.5 million and $56.9 million, respectively. Distributions to noncontrolling interests increased $7.6 million, primarily as a result of additional centers in operation.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the six months ended June 30, 2009, we repurchased 830,700 shares, which completed this program. On April 22, 2009, our board of directors approved an additional stock repurchase program for up to $40.0 million of our outstanding shares of common stock over the next 18 months. We intend to fund the purchase price for shares acquired using primarily cash

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
generated from our operations and borrowings under our credit facility. The size, cost and timing of any repurchases may result in a reduction in the number of center acquisitions we complete during 2009. As of June 30, 2009, no shares had been repurchased pursuant to this plan.
Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to better convey the purpose of derivative use in terms of risks that the entity is intending to manage. SFAS No. 161 became effective for us beginning with the first quarter of 2009. The adoption of SFAS No. 161 did not have a material effect on our financial position, results of operations or cash flows.
FASB Staff Position on 107-b, “Interim Disclosures about Fair Value of Financial Instruments,” the FSP, is effective for interim and annual periods ending after June 15, 2009 and expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107. The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of the FSP did not have a material effect on our financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet dated but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2009, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.2 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2009. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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
          At our Annual Meeting of Shareholders held on May 21, 2009, the following members were elected to the Board of Directors for the terms set forth below:

	Term	Votes	Votes
	Expires	For	Withheld

Thomas G. Cigarran, Class III Director	2012	19,890,796	9,386,296
Debora A. Guthrie, Class III Director	2012	28,904,040	373,052
     In addition to the foregoing directors, the following table sets forth the other members of the Board of Directors whose term of office continued after the Annual Meeting and the year in which his or her term expires:

Term
Expires
James A. Deal, Class I Director	2010
Steven I. Geringer, Class I Director	2010
Claire M. Gulmi, Class I Director	2010
Henry D. Herr, Class II Director	2011
Christopher A. Holden, Class II Director	2011
Kevin P. Lavender, Class II Director	2011
Ken P. McDonald, Class II Director	2011
     Also, the following proposal was considered and approved at the Annual Meeting of Shareholders by the votes set forth below:

	Votes	Votes	Votes	Votes
	For	Against	Withheld	Abstained

Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal 2009	29,131,181	139,136	—	6,775

Item 5.	Other Information
          Not applicable.

Item 6.	Exhibits

Exhibits

11	Earnings Per Share

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.
Date: August 10, 2009	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)