Form 10-Q
period 2009-09-30
AMSURG CORP
filed 2009-11-09
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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
Yes ☐ No ☑
As of November 5, 2009 there were outstanding 30,670,843 shares of the registrant’s Common Stock, no par value.

 i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
September 30, 2009 (unaudited) and December 31, 2008
(Dollars in thousands)

	September 30,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$30,646	$31,548
Accounts receivable, net of allowance of $11,724 and $11,757, respectively	66,647	63,602
Supplies inventory	7,811	8,083
Deferred income taxes	1,666	1,378
Prepaid and other current assets	13,640	17,223
Current assets held for sale	115	25

Total current assets	120,525	121,859

Long-term receivables and other assets	58	46
Property and equipment, net	109,271	111,884
Goodwill	694,067	661,693
Intangible assets, net	9,896	10,221
Long-term assets held for sale	640	176

Total assets	$934,457	$905,879

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$5,341	$6,801
Accounts payable	10,961	14,240
Accrued salaries and benefits	19,272	12,040
Other accrued liabilities	3,309	3,246
Current liabilities held for sale	283	35

Total current liabilities	39,166	36,362

Long-term debt	232,792	265,835
Deferred income taxes	67,354	54,758
Other long-term liabilities	22,105	22,416
Other long-term liabilities held for sale	35	—
Commitments and contingencies
Noncontrolling interests — redeemable	76,096	63,202
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value, 70,000,000 shares authorized, 30,670,843 and 31,342,241 shares outstanding, respectively	162,806	172,192
Retained earnings	331,087	291,088
Accumulated other comprehensive loss, net of income taxes	(2,151)	(2,851)

Total AmSurg Corp. shareholders’ equity	491,742	460,429
Noncontrolling interests — non-redeemable	5,167	2,877

Total equity	496,909	463,306

Total liabilities and equity	$934,457	$905,879

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2009 and 2008
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Revenues	$167,873	$150,749	$500,141	$447,050

Operating expenses:
Salaries and benefits	51,328	44,206	149,708	130,133
Supply cost	20,365	17,351	61,198	51,939
Other operating expenses	33,660	31,352	102,082	91,804
Depreciation and amortization	5,743	5,252	17,092	15,569

Total operating expenses	111,096	98,161	330,080	289,445

Operating income	56,777	52,588	170,061	157,605
Interest expense	1,921	2,331	5,986	7,626

Earnings from continuing operations before income taxes	54,856	50,257	164,075	149,979
Income tax expense	8,944	8,017	26,855	24,327

Net earnings from continuing operations, net of income tax expense	45,912	42,240	137,220	125,652

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax (benefit) expense	(1)	(207)	122	251
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax expense (benefit)	411	674	148	(635)

Net gain (loss) from discontinued operations	410	467	270	(384)

Net earnings	46,322	42,707	137,490	125,268

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	32,519	29,645	97,416	88,991
Net earnings from discontinued operations	—	678	75	943

Total net earnings attributable to noncontrolling interests	32,519	30,323	97,491	89,934

Net earnings attributable to AmSurg Corp. common shareholders	$13,803	$12,384	$39,999	$35,334

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$13,393	$12,595	$39,804	$36,661
Discontinued operations, net of tax	410	(211)	195	(1,327)

Net earnings attributable to AmSurg Corp. common shareholders	$13,803	$12,384	$39,999	$35,334

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.44	$0.40	$1.30	$1.16
Net gain (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	0.01	(0.01)	0.01	(0.04)

Net earnings attributable to AmSurg Corp. common shareholders	$0.46	$0.39	$1.30	$1.12

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.44	$0.39	$1.29	$1.15
Net gain (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	0.01	(0.01)	0.01	(0.04)

Net earnings attributable to AmSurg Corp. common shareholders	$0.45	$0.38	$1.29	$1.10

Weighted average number of shares and share equivalents outstanding:
Basic	30,195	31,719	30,699	31,499
Diluted	30,528	32,303	30,921	32,018
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months and Nine Months Ended September 30, 2009 and 2008
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Net earnings	$46,322	$42,707	$137,490	$125,268

Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	150	(39)	700	5

Comprehensive income, net of tax	46,472	42,668	138,190	125,273

Less comprehensive income attributable to noncontrolling interests	32,519	30,323	97,491	89,934

Comprehensive income attributable to AmSurg Corp. common shareholders	$13,953	$12,345	$40,699	$35,339

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity
Nine Months Ended September 30, 2009 and 2008 (unaudited)
(In thousands)

							Non-
	AmSurg Corp. Shareholders				Non-		Controlling
				Accumulated	Controlling		Interests —
				Other	Interests —	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2008	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	162	—	—	—	—	—	—
Cancellation of restricted common stock	(14)	—	—	—	—	—	—
Stock options exercised	12	178	—	—	—	178	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	3,102	—	—	—	3,102	—
Tax benefit related to exercise of stock options	—	1	—	—	—	1	—
Net earnings	—	—	39,999	—	2,987	42,986	94,504	$137,490

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(2,858)	(2,858)	(94,246)
Sale of noncontrolling interests	—	(80)	—	—	—	(80)	90
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	2,161	2,161	12,546
Gain on interest rate swap, net of income tax expense of $451	—	—	—	700	—	700	—

Balance at September 30, 2009	30,671	$162,806	$331,087	$(2,151)	$5,167	$496,909	$76,096

Balance at January 1, 2008	31,203	$168,620	$244,042	$(1,437)	$2,537	$413,762	$59,469
Issuance of restricted common stock	147	—	—	—	—	—	—
Cancellation of restricted common stock	(10)	—	—	—	—	—	—
Stock options exercised	518	9,935	—	—	—	9,935	—
Share-based compensation	—	3,701	—	—	—	3,701	—
Tax benefit related to exercise of stock options	—	1,316	—	—	—	1,316	—
Net earnings	—	—	35,334	—	2,569	37,903	87,365	$125,268

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(2,340)	(2,340)	(86,105)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	(53)	(53)	1,324
Gain on interest rate swap, net of income tax expense of $4	—	—	—	5	—	5	—

Balance at September 30, 2008	31,858	$183,572	$279,376	$(1,432)	$2,713	$464,229	$62,053

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2009 and 2008
(In thousands)

	Nine Months Ended
	September 30,

	2009	2008

Cash flows from operating activities:
Net earnings	$137,490	$125,268
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	17,092	15,569
Net loss on sale and impairment of long-lived assets held for sale	434	1,076
Share-based compensation	3,102	3,701
Excess tax benefit from share-based compensation	(27)	(1,316)
Deferred income taxes	11,240	10,190
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,102)	(3,063)
Supplies inventory	376	16
Prepaid and other current assets	1,021	1,972
Accounts payable	(944)	(1,765)
Accrued expenses and other liabilities	8,138	2,416
Other, net	248	111

Net cash flows provided by operating activities	176,068	154,175

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(19,705)	(42,810)
Acquisition of property and equipment	(16,509)	(13,565)
Proceeds from sale of surgery centers	898	3,753
Repayment of notes receivable	1,666	1,459

Net cash flows used in investing activities	(33,650)	(51,163)

Cash flows from financing activities:
Proceeds from long-term borrowings	52,459	57,771
Repayment on long-term borrowings	(87,049)	(87,653)
Distributions to noncontrolling interests	(97,195)	(88,993)
Proceeds from issuance of common stock upon exercise of stock options	178	9,935
Repurchase of common stock	(12,587)	—
Capital contributions and ownership transactions by noncontrolling interests	858	548
Excess tax benefit from share-based compensation	27	1,316
Financing cost incurred	(11)	(32)

Net cash flows used in financing activities	(143,320)	(107,108)

Net decrease in cash and cash equivalents	(902)	(4,096)
Cash and cash equivalents, beginning of period	31,548	29,953

Cash and cash equivalents, end of period	$30,646	$25,857

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
The Company adopted certain updates to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 810, Consolidations, which were effective January 1, 2009. These updates establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810 generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of the updates to ASC 810 also result in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under ASC 810 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. The adoption of the updates to ASC 810 have been applied retrospectively for all periods presented.
As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain of its partnership and operating agreements, to purchase the noncontrolling interests related to substantially all of the Company’s partnerships. While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2009, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests — redeemable on the Company’s consolidated balance sheets.
Center profits and losses are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s partnerships are generally determined on a pre-tax basis. In accordance with ASC 810, total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company considers the impact of the net earnings attributable to noncontrolling interests or earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.
The presentation of common stock as of December 31, 2008 has been corrected to combine the previously presented balance of common stock of $177,624,000 with deferred compensation of ($5,432,000), totaling $172,192,000, which had no impact on total equity.
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at September 30, 2009 and December 31, 2008 reflect allowances for contractual adjustments of $97,825,000 and $94,053,000, respectively, and allowances for bad debt expense of $11,724,000 and $11,757,000, respectively. Bad debt expense is included in other operating expenses and was $4,315,000 and $13,085,000 for the three and nine months ended September 30, 2009, respectively, and $4,243,000 and $12,561,000 for the three and nine months ended September 30, 2008, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During both the nine months ended September 30, 2009 and 2008, the Company derived approximately 32% of its revenues from governmental healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Acquisitions and Dispositions
In December 2007, the FASB issued ASC 805, Business Combinations, (“ASC 805”) which retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. ASC 805 requires an entity to record separately from the business combination the direct costs incurred in connection with the business combination, where previously these costs were included in the total allocated purchase price of the acquisition. ASC 805 requires an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interests in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously applied. ASC 805 requires an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. ASC 805 is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008 and is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the amended provisions related to the accounting for income taxes which are applied retrospectively. Upon adoption of ASC 805, there was no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The provision of ASC 805 and its required disclosure have been applied to acquisitions completed in 2009. The adoption of ASC 805 did not have a material effect on the Company’s results of operations or cash flows.
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the nine months ended September 30, 2009, the Company, through a wholly owned subsidiary and in separate transactions, acquired 51% controlling interests in five centers. The aggregate amount paid for the acquisitions, approximately $19,705,000, was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit agreement. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the five acquisitions completed in the nine months ended September 30, 2009 are as follows (in thousands):

Accounts receivable	$766
Prepaid and other current assets	81
Property and equipment	617
Accounts payable	(131)
Goodwill (approximately $18,400 deductible for tax purposes)	33,279

Total fair value	34,612
Less: Fair value attributable to noncontrolling interests	14,907

Acquisition date fair value of total consideration transferred	$19,705

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.
The Company incurred and expensed in other operating expenses approximately $104,000 in acquisition related costs, primarily attorney fees, in the nine months ended September 30, 2009.
Revenues and net earnings included in the nine months ended September 30, 2009 associated with these acquisitions are as follows (in thousands):

Nine Months Ended
September 30, 2009

Revenues	$6,882

Net earnings	$2,389
Less: Net earnings attributable to noncontrolling interests	1,448

Net earnings attributable to AmSurg Corp. common shareholders	$941

The unaudited consolidated pro forma results for the nine months ended September 30, 2009 and 2008, assuming all 2009 and 2008 acquisitions had been consummated on January 1, 2008, are as follows (in thousands, except per share data):

	2009	2008

Revenues	$501,512	$503,687
Net earnings	137,593	140,297
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	39,753	40,650
Net earnings	39,948	39,323
Net earnings from continuing operations per common share:
Basic	$1.29	$1.29
Diluted	$1.29	$1.27
Net earnings:
Basic	$1.30	$1.25
Diluted	$1.29	$1.23
Weighted average number of shares and share equivalents:
Basic	30,699	31,499
Diluted	30,921	32,018

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
During the nine months ended September 30, 2009, the Company decided to pursue the sale of its interest in a surgery center. The decision to dispose of this center was the result of management’s assessment of the limited growth and operational opportunities at the center. The results of operations of this center and the net loss associated with its disposition have been classified as discontinued operations, and the 2008 periods have been restated. At September 30, 2009, the Company held for sale this center and one additional surgery center that was classified as discontinued in 2008, both of which may to be sold by December 31, 2009. Results of operations of all discontinued surgery centers disposed of, or classified as held for sale, in 2009 and 2008 for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Revenues	$431	$1,314	$1,268	$5,603
(Loss) earnings before income taxes	(1)	(251)	153	247
Net (loss) earnings	(1)	(207)	122	251
(5) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Balance, beginning of period	$694,752	$567,580	$661,693	$546,915
Purchase price allocations	(685)	21,016	32,764	43,501
Disposals	—	(360)	(390)	(2,180)

Balance, end of period	$694,067	$588,236	$694,067	$588,236

Amortizable intangible assets at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009			December 31, 2008

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,755	$(2,236)	$519	$2,744	$(2,018)	$726
Customer and restrictive covenant agreements	3,180	(1,568)	1,612	3,180	(1,418)	1,762

Total amortizable intangible assets	$5,935	$(3,804)	$2,131	$5,924	$(3,436)	$2,488

Amortization of intangible assets for the three months ended September 30, 2009 and 2008 was $123,000 and $123,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $368,000 and $360,000, respectively. Estimated amortization of intangible assets for the remainder of 2009 and the following five years and thereafter is $129,000, $516,000, $370,000, $225,000, $224,000, $223,000 and $444,000, respectively.
At September 30, 2009 and December 31, 2008, other non-amortizable intangible assets related to restrictive covenant arrangements were $7,765,000 and $7,733,000, respectively.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(6) Long-term Debt
Long-term debt at September 30, 2009 and December 31, 2008 was comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008

Revolving credit agreement	$220,300	$249,000
Other debt	13,496	17,445
Capitalized lease arrangements	4,337	6,191

	238,133	272,636
Less current portion	5,341	6,801

Long-term debt	$232,792	$265,835

The Company’s revolving credit agreement permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit agreement mature in July 2011. At September 30, 2009, the Company had $220,300,000 outstanding under its revolving credit agreement, secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies, and was in compliance with all covenants.
(7) Derivative Instruments
The Company adopted certain updates to FASB ASC 815, Derivatives and Hedging, (“ASC 815”). The updates are intended to enhance the current disclosure framework surrounding derivative instruments and hedging activities by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to better convey the purpose of derivative use in terms of risks that the entity is intending to manage. The updates to ASC 815 were effective for financial statements issued for fiscal years beginning after November 15, 2008 and became effective for the Company beginning with the first quarter of 2009. The updates to ASC 815 did not have a material effect on the Company’s financial position, results of operations or cash flows.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by ASC 815, the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of September 30, 2009 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap of $246,000 and $1,150,000 was included in other comprehensive income for the three and nine months ended September 30, 2009, respectively. A decrease in the fair value of the interest rate swap of $63,000 and an increase in the fair value of the interest rate swap of $9,000 was included in other comprehensive income for the three and nine months ended September 30, 2008, respectively. Accumulated other comprehensive loss, net of income taxes, was $2,151,000 and $2,851,000 at September 30, 2009 and December 31, 2008, respectively.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The fair values of derivative instruments in the consolidated balance sheets as of September 30, 2009 and 2008 were as follows (in thousands):

	Asset Derivatives September 30,				Liability Derivatives September 30,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging	Other		Other		Other		Other
instruments under	assets,		assets,		long-term		long-term
ASC 815	net	$—	net	$—	liabilities	$3,539	liabilities	$2,355
(8) Shareholders’ Equity
a. Common Stock
During the three months ended March 31, 2009, the Company purchased 830,700 shares of the Company’s common stock for approximately $12,587,000, at an average price of $15 per share, which completed a $25,000,000 stock repurchase program authorized by the Company’s board of directors in September 2008. On April 22, 2009 the Company’s board of directors approved an additional stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the next 18 months. As of September 30, 2009, no shares had been repurchased pursuant to this plan.
b. Stock Incentive Plans
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
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options have been issued in 2009. At September 30, 2009, 2,751,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,599,146 shares were available for future equity grants, including 477,966 shares available for issuance as restricted stock.
Other information pertaining to share-based activity during the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Share-based compensation expense	$861	$1,293	$3,102	$3,701
Fair value of shares vested	517	697	4,994	6,081
Cash received from option exercises	178	6,946	178	9,935
Tax benefit from option exercises	28	1,001	28	1,547
As of September 30, 2009, the Company had total unrecognized compensation cost of approximately $7,608,000 related to non-vested awards, which the Company expects to recognize through 2013 and over a weighted-average period of 1.3 years.
Outstanding share-based awards to purchase approximately 2,572,000 and 102,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended September 30, 2009 and 2008, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
A summary of the status of non-vested restricted shares at September 30, 2009 and changes during the nine months ended September 30, 2009 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2008	327,751	$23.83
Shares granted	161,923	19.33
Shares vested	(9,471)	22.58
Shares forfeited	(14,205)	20.39

Non-vested shares at September 30, 2009	465,998	$22.40

Options outstanding and exercisable under the stock option plans as of September 30, 2009 and stock option activity for the nine months ended September 30, 2009 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2008	3,275,803	$22.23	6.1
Options granted	—	—
Options exercised	(11,799)	15.10
Options terminated	(101,052)	23.71

Outstanding at September 30, 2009 with aggregate intrinsic value of $3,433,000	3,162,952	$22.21	5.3

Vested or expected to vest at September 30, 2009 with aggregate intrinsic value of $3,429,000	3,068,000	$22.18	5.2

Exercisable at September 30, 2009 with aggregate intrinsic value of $3,406,000	2,456,617	$21.98	4.6

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2009 exercised their options at the Company’s closing stock price on September 30, 2009.
The Company issued no options during the nine months ended September 30, 2009. The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, determined that the weighted average fair value of options at the date of grant issued during the nine months ended September 30, 2008 was $8.20 by applying the following assumptions (dollars in thousands, except per share amounts):

Nine Months Ended
September 30, 2008
Applied assumptions:
Expected term/life of options in years	5.1
Forfeiture rate	—
Average risk-free interest rate	2.7%
Volatility rate	31.9%
Dividends	—
The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward-looking factors where present for each population of employee identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population of employee identified. The Company adjusts the estimated forfeiture rate to its actual experience over the vesting period. The Company is precluded from paying dividends under its revolving credit agreement, and therefore, there is no expected dividend yield.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
c. Earnings Per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share attributable to AmSurg Corp. shareholders (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2009:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$13,393	30,195	$0.44	$39,804	30,699	$1.30
Effect of dilutive securities options	—	333		—	222

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$13,393	30,528	$0.44	$39,804	30,921	$1.29

Net earnings attributable to AmSurg Corp. per common share (basic)	$13,803	30,195	$0.46	$39,999	30,699	$1.30
Effect of dilutive securities options	—	333		—	222

Net earnings attributable to AmSurg Corp. per common share (diluted)	$13,803	30,528	$0.45	$39,999	30,921	$1.29

2008:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$12,595	31,719	$0.40	$36,661	31,499	$1.16
Effect of dilutive securities options	—	584		—	519

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$12,595	32,303	$0.39	$36,661	32,018	$1.15

Net earnings attributable to AmSurg Corp. per common share (basic)	$12,384	31,719	$0.39	$35,334	31,499	$1.12
Effect of dilutive securities options	—	584		—	519

Net earnings attributable to AmSurg Corp. per common share (diluted)	$12,384	32,303	$0.38	$35,334	32,018	$1.10

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(9) Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued.
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $62,828,000, was $59,955,000 at September 30, 2009. The fair value of variable-rate long-term debt, with a carrying value of $175,305,000, was $166,845,000 at September 30, 2009. The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of September 30, 2009 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	September 30,	Identical	Observable	Unobservable
	2009	Assets	Inputs	Inputs

Assets:
Supplemental executive retirement savings plan investments	$4,366	$—	$4,366	$—

Liabilities:
Supplemental executive retirement savings plan obligations	$4,332	$—	$4,332	$—
Interest rate swap agreement	3,539	—	3,539	—

Total liabilities	$7,871	$—	$7,871	$—

The supplemental executive retirement savings plan investments and obligations are included in prepaid and other current assets and accrued salaries and benefits, respectively. The interest rate swap agreement is included in other long-term liabilities.
(10) Income Taxes
The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. The Company does not expect significant changes to its tax positions or liability for tax uncertainties during the next 12 months.
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

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2009.
(12) Recent Accounting Pronouncements
The Company adopted certain updates to ASC 825, Financial Instruments, (“ASC 825”) and is effective for interim and annual periods ending after June 15, 2009 and expands the fair value disclosures required for all financial instruments. The updates to ASC 825 will also require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The updates to ASC 825 did not have a material effect on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued ASC 855, Subsequent Events, (“ASC 855”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet dated but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company at June 30, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flow.
In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the consolidated results of the Company.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”), which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification and guidance in measuring fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 was effective for the Company on October 1, 2009. The Company does not believe that the adoption of ASU 2009-05 will have a material effect on the Company’s consolidated financial position, results of operations or cash flow.
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Cash paid during the period for:
Interest	$5,962	$7,878
Income taxes, net of refunds	14,048	14,934

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(2,752)	(102)
Capital lease obligations incurred to acquire equipment	148	389
Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	35,651	48,565
Liabilities assumed and noncontrolling interests	(15,946)	5,755

Payment for interests in surgery centers and related transactions	$19,705	$42,810

(14) Subsequent Events
The Company assessed events occurring subsequent to September 30, 2009 through November 6, 2009 for potential recognition and disclosure in the consolidated financial statements. In October 2009, the Company, through a wholly owned subsidiary, acquired a 51% interest in an ambulatory surgery center for approximately $4,700,000 and was funded by borrowings under the Company’s revolving credit agreement. No other events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 6, 2009.

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
We develop, acquire and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of September 30, 2009, we owned a majority interest (51% or greater) in 194 ASCs. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and nine months ended September 30, 2009 and 2008. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Procedures	310,676	279,537	927,499	825,702
Continuing centers in operation, end of period	194	175	194	175
Average number of continuing centers in operation, during period	194	173	192	171
New centers added during period	1	3	6	7
Centers disposed during period	—	(1)	—	(5)
Centers under development, end of period	2	3	2	3
Centers held for sale, end of period	(2)	(2)	(2)	(2)
Centers under letter of intent, end of period	2	13	2	13
Of the continuing centers in operation at September 30, 2009, 136 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 16 centers performed procedures in multiple specialties and six centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2009 include the acquisition or development of 13 to 16 surgery centers. We expect our same-center revenue to be flat in 2009, compared to our recent historical average of 3% to 5% growth, due to the economic outlook in 2009, which we believe will result in reduced patient visits and surgical procedures.
While we generally own 51% of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the noncontrolling interests’ share of the net earnings or loss of the center entities. The noncontrolling interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32% of our revenues in both the nine months ended September 30, 2009 and 2008 from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by $0.05 in 2008 by the revised payment system. Based upon our current procedure mix, payor mix and volume, we believe the 2009 payment rates will reduce our net earnings per diluted share in 2009 by approximately $0.07 as compared to 2008 and that our diluted earnings per share in each of 2010 and 2011 will be reduced by an incremental $0.06 as compared to the prior year as a result of the scheduled reduction in rates in those years. Beginning in 2010,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
reimbursement rates for our ASCs should be increased annually based on increases in the CPI. In October 2009, CMS announced final reimbursement rates for 2010, which included a 1.2% CPI increase. There can be no assurance, however, that CMS will not further revise the payment system to reduce or eliminate these annual increases, or that any annual CPI increases will be material. Any increase in reimbursement rates as a result of a CPI adjustment in 2011 could partially offset the scheduled payment reductions in 2011.
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
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement, but has announced that it expects to do so in a future rulemaking.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2009 same-center group, comprised of 173 centers and constituting approximately 90% of our total number of centers, had 0% revenue growth during the nine months ended September 30, 2009. We expect our same-center revenue to be flat in 2009. We have reduced our same-center revenue growth target for 2009 from our recent historical averages of 3% to 5% due to the economic outlook in 2009, which we believe will result in reduced patient visits and surgical procedures as patients delay care.
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
Beginning in 2009, we adopted updates to Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic, or ASC, 810, Consolidations. While the adoption of certain updates to ASC 810 did not have an impact on our net earnings or net earnings per diluted share, the presentation of our financial statements has been changed. Net earnings attributable to noncontrolling interests, previously referred to as minority interest, is now reported after net earnings. Surgery center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners of our center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the center of which it is a partner.

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
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.6	29.3	30.0	29.1
Supply cost	12.1	11.5	12.2	11.6
Other operating expenses	20.1	20.8	20.4	20.5
Depreciation and amortization	3.4	3.5	3.4	3.5

Total operating expenses	66.2	65.1	66.0	64.7

Operating income	33.8	34.9	34.0	35.3

Interest expense	1.1	1.6	1.2	1.8

Earnings from continuing operations before income taxes	32.7	33.3	32.8	33.5

Income tax expense	5.3	5.3	5.4	5.4

Net earnings from continuing operations, net of income tax expense	27.4	28.0	27.4	28.1

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax (benefit) expense	—	(0.1)	—	—
(Gain) loss on disposal of discontinued interests in surgery centers, net of income tax expense (benefit)	0.2	0.4	0.1	(0.1)

Net gain (loss) from discontinued operations	0.2	0.3	0.1	(0.1)

Net earnings	27.6	28.3	27.5	28.0

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	19.4	19.7	19.5	19.9
Net earnings from discontinued operations	—	0.4	—	0.2

Total net earnings attributable to noncontrolling interests	19.4	20.1	19.5	20.1

Net earnings attributable to AmSurg Corp. common shareholders	8.2%	8.2%	8.0%	7.9%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	8.0%	8.4%	8.0%	8.2%
Discontinued operations, net of tax	0.2	(0.2)	—	(0.3)

Net earnings attributable to AmSurg Corp. common shareholders	8.2%	8.2%	8.0%	7.9%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Revenues increased $17.1 million, or 11%, to $167.9 million and increased $53.1 million, or 12%, to $500.1 million in the three and nine months ended September 30, 2009, respectively, from $150.7 million and $447.1 million in the comparable 2008 periods. Our procedures increased by 31,139, or 11%, to 310,676 and increased 101,797, or 12%, to 927,499 in the three and nine months ended September 30, 2009, respectively, from 279,537 and 825,702 in the comparable 2008 periods. The additional revenues and procedures resulted primarily from:
•	centers acquired and opened in 2008, which contributed $14.7 million and $47.9 million of additional revenues in the three and nine months ended September 30, 2009, respectively, due to having a full period of operations in 2009; and
•	centers acquired and opened in 2009, which generated $2.4 million and $6.0 million in revenues during the three and nine months ended September 30, 2009, respectively.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in a 13% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2009, respectively. We experienced a 34% and 26% increase in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2009, respectively. The increase in corporate office salaries and benefits was primarily due to higher bonus expense incurred during the 2009 periods, year over year salary increases, and additional employees, primarily in our information technology area. Salaries and benefits increased in total by 16% and 15% to $51.3 million and $149.7 million in the three and nine months ended September 30, 2009, respectively, from $44.2 million and $130.1 million in the comparable 2008 periods. Salaries and benefits as a percentage of revenues increased in the three and nine months ended September 30, 2009 compared to the comparable 2008 periods primarily due to the impact of flat revenue growth within our same center group against the increase in corporate salaries and benefits, as described above, in 2009.
Supply cost was $20.4 million and $61.2 million in the three and nine months ended September 30, 2009, respectively, an increase of $3.0 million and $9.3 million, or 17% and 18%, over supply cost in the comparable 2008 periods. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the three and nine months ended September 30, 2009 increased by approximately $3. This increase is primarily related to higher utilization of disposable supplies at our gastroenterology centers and greater use of premium cataract lenses at our ophthalmology centers.
Other operating expenses increased $2.3 million, or 7%, and $10.3 million, or 11%, to $33.7 million and $102.1 million in the three and nine months ended September 30, 2009, respectively, from $31.4 million and $91.8 million in the comparable 2008 periods. The additional expense in the 2009 periods resulted primarily from:
•	centers acquired or opened during 2008, which resulted in an increase of $2.5 million and $8.6 million in other operating expenses in the three and nine months ended September 30, 2009, respectively;
•	an increase of $500,000 and $1.9 million in other operating expenses at our 2009 same-center group in the three and nine months ended September 30, 2009, respectively, resulting primarily from additional procedure volume and general inflationary cost increases; and
•	centers acquired and opened during 2009, which resulted in an increase of $500,000 and $1.1 million in other operating expenses in the three and nine months ended September 30, 2009, respectively.
Depreciation and amortization expense increased $491,000, or 9%, and $1.5 million, or 10%, to $5.7 million and $17.1 million in the three and nine months ended September 30, 2009, respectively, from the comparable 2008 periods, primarily as a result of centers acquired since 2008 and newly developed centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2009, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the procedure volume at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At September 30, 2009, we had two centers under development and one center that had been open for less than one year.
Interest expense decreased $410,000 and $1.6 million, or 18% and 22%, to $1.9 million and $6.0 million in the three and nine months ended September 30, 2009, respectively, from the comparable 2008 periods, primarily due to a reduced average interest rate in 2009 on our variable interest debt. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $8.9 million and $26.9 million in the three and nine months ended September 30, 2009, respectively, compared to $8.0 million and $24.3 million in the comparable 2008 periods. Our effective tax rate in the three and nine months ended September 30, 2009 was 16.3% and 16.4%, respectively, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Net earnings attributable to noncontrolling interests in the three and nine months ended September 30, 2009 increased $2.2 million and $7.6 million, or 7% and 8%, to $32.5 million and $97.5 million, respectively, from the comparable 2008 periods, primarily as a result of net earnings associated with surgery centers recently added to operations. As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 19.4% and 19.5% from 20.1% and 20.1% in the three and nine months ended September 30, 2009, respectively, as a result of reduced center profit margins caused by lower same-center revenue growth.
We have two centers classified as held for sale at September 30, 2009. The net earnings from operations of all centers disposed of or to be disposed of in 2009 and 2008 have been reclassified to discontinued operations in all periods presented.
Liquidity and Capital Resources
Cash and cash equivalents at September 30, 2009 and 2008 were $30.6 million and $31.5 million, respectively. At September 30, 2009, we had working capital of $81.4 million, compared to $85.5 million at December 31, 2008. Operating activities for the nine months ended September 30, 2009 generated $176.1 million in cash flow from operations, compared to $154.2 million in the nine months ended September 30, 2008. The increase in operating cash flow resulted primarily from higher net earnings in the 2009 period and a reduction of five days outstanding in our accounts receivable due to increased electronic payments received from commercial payors, increased collections from patient co-pays and deductibles at the date of service and improved insurance verification and claim documentation. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the nine months ended September 30, 2009 and 2008 were $97.2 million and $89.0 million, respectively. Distributions to noncontrolling interests increased $8.2 million, primarily as a result of additional centers in operation.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At September 30, 2009 and 2008, our accounts receivable represented 34 and 39 days of revenue outstanding, respectively.
During the nine months ended September 30, 2009, we had total acquisitions and capital expenditures of $36.2 million, which included:
•	$19.7 million for acquisitions of interests in ASCs and related transactions;
•	$13.4 million for new or replacement property at existing centers, including $148,000 in new capital leases; and
•	$3.2 million for centers under development.
At September 30, 2009, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.3 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
During the nine months ended September 30, 2009, we received $898,000 in proceeds from the sale of a center in 2008. In addition, we collected approximately $1.7 million on a note receivable related to the sale of a center in 2004, which was paid in full as of September 30, 2009.
During the nine months ended September 30, 2009, we had net repayments on long-term debt of $34.6 million, and at September 30, 2009 we had $220.3 million outstanding under our revolving credit agreement. Pursuant to our revolving credit agreement, we may borrow up to $300.0 million to, among other things, finance our acquisition and development projects and any stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at September 30, 2009. Borrowings under the revolving credit agreement are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2009, we repurchased 830,700 shares, which completed this program. On April 22, 2009, our board of directors approved an additional stock repurchase program for up to $40.0 million of our outstanding shares of common stock over the next 18 months. We intend to fund the purchase price for any shares acquired using primarily cash generated from our operations and borrowings under our revolving credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Recent Accounting Pronouncements
We adopted certain updates to ASC 825, Financial Instruments, (“ASC 825”) and is effective for interim and annual periods ending after June 15, 2009 and expands the fair value disclosures required for all financial instruments. The updates to ASC 825 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The updates to ASC 825 did not have a material effect on our financial position, results of operations or cash flows.
In May 2009, the FASB issued ASC 855, Subsequent Events, (“ASC 855”) which establishes general standards of accounting for and disclosures of events that occur after the balance sheet dated but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our financial position, results of operations or cash flows.
In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. We have used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted our consolidated results.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, (“ASU 2009-05”), which amends ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification and guidance in measuring fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 was effective for us on October 1, 2009. We do not believe that the adoption of ASU 2009-05 will have a material effect on the our consolidated financial position, results of operations or cash flow.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit agreement will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2009, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.1 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2009. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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
Item 4.    Submission of Matters to a Vote of Security Holders
                Not applicable.
Item 5.    Other Information
                Not applicable.

Item 6.    Exhibits

Exhibits

10.1	Amended and Restated 2006 Stock Incentive Plan

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.
Date: November 6, 2009	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer of the Company (Principal Financial and Duly Authorized Officer)