Form 10-K
period 2009-12-31
AMSURG CORP
filed 2010-02-25
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
Yes ☐      No ☑
As of February 25, 2010, 30,891,467 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2009 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2009) was approximately $643,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009

i

Part I

Item 1.	Business
Our company was formed in 1992 for the purpose of developing, acquiring and operating ambulatory surgery centers, or ASCs, in partnership with physicians throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the medical practices of our physician partners. Each of our surgery centers provides a narrow range of high volume, lower-risk surgical procedures and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals for similar services performed on an outpatient basis. As of December 31, 2009, we owned a majority interest in 202 surgery centers in 32 states and the District of Columbia and had one center under development.
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
Industry Overview
For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective sites, including ASCs. According to the Centers for Medicare and Medicaid Services, or CMS, there were approximately 5,300 Medicare-certified ASCs as of December 31, 2009. We believe that of those ASCs, approximately 65% performed procedures in a single specialty and 35% performed procedures in more than one specialty. Among the single specialty centers, approximately 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat, or ENT, and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. We believe approximately 50% of single specialty ASCs and approximately 25% of multi-specialty ASCs are independently owned.
We believe that the following factors have contributed to the growth of ambulatory surgery:
Cost-Effective Alternative. Ambulatory surgery is generally less expensive than hospital-based surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment. Accordingly, charges to patients and payors by ASCs are generally less than hospital charges.
Physician and Patient Preference. We believe that many physicians prefer ASCs because these centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, hospital outpatient departments generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries. Additionally, many physicians choose to perform surgery in an ASC because their patients prefer the simplified admissions and discharge process and the less institutional atmosphere.
New Technology. New technology and advances in anesthesia, which have been increasingly accepted by physicians and payors, have significantly expanded the types of surgical procedures that can be performed in ASCs. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.
Strategy
We believe we are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:
•	selectively acquire both single-specialty ASCs and muti-specialty ASCs with substantial minority physician ownership;

•	develop new ASCs in partnership with physicians; and

•	grow revenues and profitability at our existing surgery centers.

Item 1.	Business – (continued)

Currently, approximately 88% of our centers are single-specialty centers that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the U.S. population will be a source of procedure growth for gastroenterology and ophthalmology.
Acquisition and Development of Surgery Centers
We operate both single-specialty and multi-specialty ASCs. Our single-specialty ASCs are generally equipped and staffed for a single medical specialty and located adjacent to or in close proximity to the medical practices of our physician partners. We have targeted ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures. We target these medical specialties because they generally involve a high volume of lower-risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. Our multi-specialty ASCs are equipped and staffed to perform general surgical procedures, as well as procedures in more than one of the specialties listed above.
Our development staff identifies existing centers that are potential acquisition candidates and physicians who are potential partners for new center development. We begin our acquisition process with a due diligence review of the target center and its market. We use experienced teams of operations and financial personnel to conduct a review of all aspects of the center’s operations, including the following:
•	quality of the physicians affiliated with the center;

•	market position of the center and the physicians affiliated with the center;

•	payor and case mix;

•	competition and growth opportunities in the market;

•	staffing and supply review;

•	equipment assessment; and

•	opportunities for operational efficiencies.
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
We manage each limited partnership and limited liability company and oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the limited partnership or limited liability company may lease the services of certain non-physician personnel from the physician partners, who will provide services at the center. The cost of the salary and benefits of these personnel are reimbursed to the physician partners by the limited partnership or limited liability company.
Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.
Substantially all of the limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited

Item 1.	Business – (continued)

partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having expertise in healthcare law chosen by both parties. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “– Government Regulation.”
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
Growth in the number of physicians performing procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians that use the centers through:
•	encouraging the physicians affiliated with the ASCs to recruit new physicians to their practices;

•	identifying additional physicians or physician practices to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use excess capacity at the ASCs.
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
Marketing our centers to referring physicians, payors and patients. We seek to increase procedure volume at our ASCs by marketing our ASCs to referring physicians and payors emphasizing the quality and high patient satisfaction and lower cost at our ASCs; and increasing awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures. We continue to increase our efforts in direct-to-consumer marketing through the expansion of our web-marketing strategy, colon cancer awareness campaigns and various local marketing programs.
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
Surgery Center Operations
The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet. Our single-specialty ASCs are generally located adjacent to or in close proximity to our physician partners’ offices. The size of our typical multi-specialty ASC is approximately 5,000 to 10,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners. Our surgery centers perform an average of approximately 6,300 procedures per year, though there is a wide range among centers from a low of approximately 1,200 procedures per year to a high of 31,000 procedures per year. The cost of developing a typical surgery center is approximately $2.5 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2009, 142 of our centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 17 centers were multi-specialty centers and seven centers performed orthopaedic procedures. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, including nurses and surgical technicians, some of whom may be shared with our physician partners.

Item 1.	Business – (continued)

The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:
•	gastroenterology - colonoscopy and other endoscopy procedures;

•	ophthalmology - cataracts and retinal laser surgery; and

•	orthopaedic - knee and shoulder arthroscopy and carpal tunnel repair.
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
Accreditation
Many managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care, or AAAHC or The Joint Commission. In these markets, we generally seek and obtain these accreditations. Currently, 147 of our 202 surgery centers are accredited by AAAHC or The Joint Commission, and 27 of our surgery centers are scheduled for initial accreditation surveys during 2010. All of the accredited centers received three-year certifications.
Surgery Center Locations
The following table sets forth certain information relating to our surgery centers as of December 31, 2009:

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	5
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopaedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
Cape Coral, Florida	Gastroenterology	November 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Ophthalmology	June 2000	2

Item 1.	Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Multispecialty	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Multispecialty	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Lawrenceville, New Jersey	Multispecialty	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopaedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis Obispo, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Ocala, Florida	Multispecialty	June 2005	3
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopaedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3
Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Towson, Maryland	Gastroenterology	August 2006	2

Item 1.	Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

The Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3
South Bend, Indiana	Gastroenterology	January 2007	4
Lancaster, Pennsylvania	Gastroenterology	January 2007	2
Silver Spring, Maryland	Gastroenterology	January 2007	2
Rockville, Maryland	Gastroenterology	January 2007	3
New Orleans, Louisiana	Gastroenterology	January 2007	2
Marrero, Louisiana	Gastroenterology	January 2007	2
Metairie, Louisiana	Gastroenterology	January 2007	3
Tom’s River, New Jersey	Gastroenterology	May 2007	2
Pottsville, Pennsylvania	Gastroenterology	June 2007	3
Memphis, Tennessee	Gastroenterology	July 2007	4
Kissimmee, Florida	Gastroenterology	July 2007	1
Glendora, California	Gastroenterology	August 2007	4
Mesquite, Texas	Gastroenterology	August 2007	2
Conroe, Texas	Gastroenterology	August 2007	4
Altamonte Springs, Florida	Gastroenterology	September 2007	3
New Port Richey, Florida	Multispecialty	October 2007	3
Glendale, Arizona	Gastroenterology	October 2007	3
Orlando, Florida	Gastroenterology	October 2007	1
San Diego, California	Multispecialty	November 2007	4
Poway, California	Multispecialty	November 2007	2
Baton Rouge, Louisiana	Gastroenterology	December 2007	10
Baltimore, Maryland	Gastroenterology	January 2008	4
Glen Burnie, Maryland	Gastroenterology	January 2008	2
St. Clair Shores, Michigan	Ophthalmology	May 2008	2
Orlando, Florida	Gastroenterology	May 2008	4
Greenbrae, California	Gastroenterology	August 2008	3
Pomona, California	Multispecialty	September 2008	5
Akron, Ohio	Gastroenterology	November 2008	3
Redding, California	Gastroenterology	December 2008	2
Phoenix, Arizona	Gastroenterology	December 2008	2
Silver Spring, Maryland	Ophthalmology	December 2008	3
Phoenix, Arizona	Orthopaedic	December 2008	8
Bryan, Texas	Gastroenterology	December 2008	3
Westminster, Maryland	Gastroenterology	December 2008	2
McKinney, Texas	Multispecialty	December 2008	2
Durham, North Carolina	Gastroenterology	December 2008	4
Dayton, Ohio	Gastroenterology	December 2008	1
Kettering, Ohio	Gastroenterology	December 2008	5
Huber Heights, Ohio	Gastroenterology	December 2008	1
Springboro, Ohio	Gastroenterology	December 2008	3
North Charleston, South Carolina	Gastroenterology	January 2009	3
North Knoxville, Tennessee	Gastroenterology	January 2009	2
West Bridgewater, Massachusetts	Gastroenterology	February 2009	2
Canon City, Colorado	Multispecialty	June 2009	2
Media, Pennsylvania	Gastroenterology	July 2009	3
Hermitage, Tennessee	Gastroenterology	October 2009	3
Phoenix, Arizona	Orthopaedic	December 2009	5
Dallas, Texas	Gastroenterology	December 2009	4
Dallas, Texas	Gastroenterology	December 2009	3
Bedford, Texas	Gastroenterology	December 2009	3
Plano, Texas	Gastroenterology	December 2009	4
North Richland Hills, Texas	Gastroenterology	December 2009	4

Item 1.	Business – (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Beaumont, Texas	Gastroenterology	October 1994	5
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hillmont, Pennsylvania	Gastroenterology	October 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Multispecialty	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Tamarac, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Orthopaedic	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Multispecialty	November 2005	3
Port Huron, Michigan	Orthopaedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3
San Antonio, Texas	Gastroenterology	May 2007	3
Cary, North Carolina	Gastroenterology	November 2007	4
El Dorado, Arkansas	Multispecialty	December 2007	2
Greensboro, North Carolina	Gastroenterology	August 2008	2
Puyallup, Washington	Gastroenterology	May 2009	3
Blaine, Minnesota	Multispecialty	November 2009	3

			576

Item 1.	Business – (continued)

Our limited partnerships and limited liability companies generally lease the real property on which our surgery centers operate, either from the physician partners or from unaffiliated parties.
Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. In limited instances, our revenues include charges for anesthesia services delivered by medical professionals employed or contracted by our centers. Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. We derived approximately 33%, 34% and 34% of our revenues in the years ended December 31, 2009, 2008 and 2007, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.
Effective January 1, 2008, CMS revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase-in of the revised rates over four years from 2008 through 2011; and

•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index, or CPI.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 79% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008 and an additional $0.07 in 2009. In November 2009, CMS announced final reimbursement rates for 2010 under the revised payment system, which included a 1.2% CPI increase. Based upon our current procedure mix, payor mix and volume, we believe the 2010 payment rates will reduce our net earnings per diluted share in 2010 by approximately $0.06 as compared to 2009 and that our diluted earnings per share in 2011 will be reduced by an incremental $0.06 as compared to the prior year as a result of the scheduled reduction in rates. Any increase in reimbursement rates as a result of CPI adjustments in 2011 will partially offset the scheduled payment reductions that year. Beginning in 2012, the scheduled phase-in of the revised rates will be completed, and reimbursement rates for our ASCs should be increased annually based upon increases in the CPI. There can be no assurance, however, that CMS will not further revise the payment system, or that any annual CPI increases will be material.
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
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking.
In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as

Item 1.	Business – (continued)

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
Competition
We encounter competition in three separate areas: competition with other companies for acquisitions of existing centers, competition with other providers for physicians to utilize our centers, patients and managed care contracts and competition for joint venture development of new centers.
Competition for Center Acquisitions. There are several public and private companies that may compete with us for the acquisition of existing ASCs. Some of these competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.
Competition for Physicians to Utilize Our Centers, Patients and Managed Care Contracts. We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties, including gastroenterology, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. Competition with hospitals and other surgery centers may limit our ability to contract with payors or negotiate favorable payment rates.
Competition for Joint Venture Development of Centers. We believe that we do not have a direct corporate competitor in the development of single-specialty ASCs across the specialties of gastroenterology and ophthalmology. There are, however, several publicly and privately held companies that develop multi-specialty surgery centers, and these companies may compete with us in the development of multi-specialty centers. Further, many physicians develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small equity interest or no equity interest in the ongoing operations of the center.
Government Regulation
The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation affects our business activities by controlling our growth, requiring licensure and certification for our facilities, regulating the use of our properties and controlling reimbursement to us for the services we provide.
Certification. We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ASCs. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by the Department of Health and Human Services, or DHHS, relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation. Effective May 18, 2009, CMS revised the conditions for coverage for ASCs. The rule revised four existing conditions for coverage: (1) governing body and management; (2) surgical services; (3) evaluation of quality, which was renamed quality assessment and performance improvement; and (4) laboratory and radiologic services. The rule also added three new conditions for coverage: (i) patient rights; (ii) infection control; and (iii) patient admission, assessment and discharge. These additional conditions for coverage increase information collection requirements and other administrative obligations for ASCs.
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

Item 1.	Business – (continued)

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
The DHHS Office of Inspector General, or OIG, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ASC joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute. In October 2007, the OIG reached a similar conclusion in an advisory opinion regarding a potential investment by optometrists in an ASC owned jointly by ophthalmologists and a hospital. The OIG determined that ownership by optometrists could potentially violate the federal anti-kickback statute because the optometrists could not personally perform procedures referred to the surgery center.
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

Item 1.	Business – (continued)

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

Item 1.	Business – (continued)

made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claim Act by, among other things, creating liability for knowingly or improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act. When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. The private plaintiff may receive a share of any settlement or judgment. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.
Under the Deficit Reduction Act of 2005, or DEFRA, every entity that receives at least $5.0 million annually in Medicaid payments must have established, by January 1, 2007, written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.
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
Privacy and Security Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties. The American Recovery and Reinvestment Act of 2009 (“ARRA”) strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under ARRA, DHHS is required to conduct periodic compliance audits of covered entities and their business associates (entities that handle identifiable health information on behalf of covered entities). In addition, ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also extends the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.
As required by ARRA, DHHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity of its agents. Notification must also be made to DHHS and, in certain situations involving large breaches, to the media.
Our facilities remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information.
In addition, the Federal Trade Commission issued a final rule in October 2007 requiring financial institutions and creditors, which may include ASCs and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The enforcement date for this rule has been postponed until June 1, 2010.

Item 1.	Business – (continued)

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
CONs and State Licensing. Certificate of Need, or CON, statutes and regulations control the development of ASCs in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ASCs focuses on states that do not require CONs. Acquisitions of existing surgery centers usually do not require CON approval.
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
Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation, and interpretation and enforcement of these laws vary significantly from state to state. Therefore, we cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
Employees
As of December 31, 2009, we and our affiliated entities employed approximately 2,780 persons, approximately 1,840 of whom were full-time employees and 940 of whom were part-time employees. Of our employees, 240 were employed at our headquarters in Nashville, Tennessee. In addition, we lease the services of approximately 885 full-time employees and 530 part-time employees from our associated physician practices. None of these employees is represented by a union. We believe our relationships with our employees to be good.
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

Item 1.	Business – (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the persons serving as our executive officers as of December 31, 2009. Our executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	45	Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President – West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.
Claire M. Gulmi	56	Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.
David L. Manning	60	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development from April 1992 to February 2006.
Phillip A. Clendenin	45	Senior Vice President of Corporate Services since March 2009; Chief Executive Officer of River Region Health System from July 2001 to July 2008; Chief Executive Officer of Greenview Regional Hospital from November 1997 to June 2001.
Kevin D. Eastridge	44	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.
Billie A. Payne	58	Senior Vice President of Operations since December 2007; Vice President of Operations from March 1998 to December 2007.

Item 1A.	Risk Factors

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
Our business may be adversely affected by current and future economic conditions. Financial markets around the world have been experiencing extreme volatility in the prices of securities, severely diminished liquidity and credit availability, and other adverse events. While these conditions have not impaired our ability to finance our operations and our acquisition activities in 2009, we cannot assure you that there will not be further disruptions to financial markets or other adverse economic conditions that would have an adverse impact on us. Adverse economic conditions could prompt the federal government to reduce reimbursement or make other changes in the Medicare program, result in the inability or refusal of the lenders under our credit agreement to lend additional monies to us to fund our operations, cause patients at our ASCs to cancel or delay procedures, or force persons with whom we have relationships to seek bankruptcy protection or cease operations. Although we believe economic conditions will adversely impact us during 2010, we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations.
We may be unable to renew or replace our revolving credit agreement when it terminates in July 2011, and the terms of any renewed or replacement agreement could be materially different than the terms in place today. Our current revolving credit agreement expires in July 2011. At December 31, 2009, we had $276.3 million of outstanding borrowings under our revolving credit agreement. Based upon the current condition of credit markets, as well as other factors that may arise, we may not be successful in securing a renewal or replacement revolving credit agreement on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition or results of operations. Further, in the event we are unable to secure additional credit, our future liquidity may be impacted, which could have a material adverse effect on our financial condition, results of operations or ability to execute our growth strategy through acquisitions.
We depend on payments from third-party payors, including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 33% of our revenues in 2009 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. In the final months of 2009, both houses of the U.S. Congress passed separate bills intended to reform the healthcare system. While neither of these bills has yet become law, such laws or similar proposals have been, and we anticipate may continue to be, a focus at the federal level. Several states are also considering healthcare reform measures. This focus on healthcare reform may increase the likelihood of significant changes affecting government healthcare programs.
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
Our business may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers. Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians. The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors, actions taken by referring physicians, other providers and payors, and other factors impacting their practices. Our physician partners may perform procedures at other facilities and are not required to use our surgery centers. From time to time, we may have disputes with physicians who use or own interests in our surgery centers. Our revenues and profitability would be adversely affected if a physician or group of physicians stopped using or reduced their use of our surgery centers as a result of changes in their physician practice or a disagreement with us. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.
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

Item 1A.	Risk Factors – (continued)

no assurances that we will be successful in acquiring and developing additional surgery centers, that the surgery centers we acquire and develop will achieve satisfactory operating results or that newly developed centers will not incur greater than anticipated operating losses.
If we are unable to increase procedure volume at our existing centers, our operating margins and profitability could be adversely affected. Our growth strategy includes increasing our revenues and earnings primarily by increasing the number of procedures performed at our surgery centers. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the procedure volume of our surgery centers and generate increased revenue to offset increases in our operating costs. We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs and increasing patient and physician awareness of our centers. We can give you no assurances that we will be successful at increasing procedure volumes or maintaining current revenues and operating margins at our centers.
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
If we do not have sufficient capital resources to complete acquisitions and develop new surgery centers, our growth and results of operations could be adversely affected. We will need capital to acquire, develop, integrate, operate and expand surgery centers. We may finance future acquisition and development projects through debt or equity financings. To the extent that we undertake these financings, our shareholders may experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business. If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted. Our credit agreement requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance with those covenants. We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.
If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected. The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties, including gastroenterology, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. These restrictions may impact our surgery centers and the medical practices of our physician partners. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.
We compete with public and private companies in the development and acquisition of ASCs. Further, many physician groups develop ASCs without a corporate partner. We can give you no assurances that we will be able to compete effectively in any of these areas or that our results of operations will not be adversely impacted.
Our surgery centers may be negatively impacted by weather and other factors beyond our control. The results of operations of our surgery centers may be adversely impacted by adverse weather conditions, including hurricanes, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, and force certain of our surgery centers to close temporarily. In certain markets, we have a large concentration of surgery centers that may be simultaneously affected by adverse weather conditions or events. Our future financial and operating results may be adversely affected by weather and other factors that disrupt the operation of our surgery centers.
If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our surgery centers and our operations meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our surgery centers;

•	our relationships with physicians and other referral sources;

•	CON approvals and other regulations affecting the construction or acquisition of centers, capital expenditures or the addition of services;

Item 1A.	Risk Factors – (continued)

•	the adequacy of medical care, equipment, personnel, and operating policies and procedures;

•	qualifications of medical and support personnel;

•	maintenance and protection of records;

•	billing for services by healthcare providers, including appropriate treatment of overpayments and credit balances;

•	privacy and security of individually identifiable health information; and

•	environmental protection.
If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. CMS has enacted additional conditions for coverage that ASCs must meet to enroll and remain enrolled in Medicare, which were effective May 18, 2009. In addition, a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us or reduce the demand for our services.
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
From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, some of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. A governmental investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Item 1A.	Risk Factors – (continued)

If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who are minority owners of the surgery centers. Substantially all of our limited partnership and operating agreements provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that:
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
The cost of repurchasing these noncontrolling interests would be substantial if a triggering event were to result in simultaneous purchase obligations at a substantial number or at all of our surgery centers. The purchase price to be paid in such event would be determined by a predefined formula, as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. While we believe physician ownership of ASCs as structured within our limited partnerships and limited liability companies is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. From time to time, the issue of physician ownership in ASCs is considered by some state legislatures and federal and state regulatory agencies.
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
We may be subject to liabilities for claims brought against our facilities. We are subject to litigation related to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See “Business – Legal Proceedings.” These actions could involve large claims and significant defense costs. If payments for claims exceed our insurance coverage or are not covered by insurance or our insurers fails to meet their obligations, our results of operations and financial position could be adversely affected.
We have a legal responsibility to the minority owners of the entities through which we own our surgery centers, which may conflict with our interests and prevent us from acting solely in our own best interests. As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the noncontrolling interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the governing board of each joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as manager of the limited partnership or limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.
We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2009 contained an intangible asset designated as goodwill totaling approximately $815.3 million. Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
The IRS may challenge tax deductions for certain acquired goodwill. For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have

Item 1A.	Risk Factors – (continued)

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
Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 70,000 square feet of office space, which we lease from a third-party pursuant to an agreement that expires in 2014. We have the option to renew our lease for two additional terms of five years following the expiration of the current term. We also lease office space for our regional offices in Coral Gables, Florida, Tempe, Arizona, Dallas, Texas and Wayne, Pennsylvania. Our affiliated limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2009, 201 leased space ranging from 1,000 to 24,000 square feet, with expected remaining lease terms ranging from one to twenty-one years. One center in operation at December 31, 2009 is located in a building owned by our general partnership that operates the surgery center and one of our limited liability companies owns a building in which it previously operated the surgery center.

Item 3.	Legal Proceedings
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2008 and 2009, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2008:
High	$29.76	$27.79	$28.93	$26.05
Low	$22.72	$21.96	$23.96	$17.91

2009:
High	$24.03	$21.71	$22.65	$23.61
Low	$12.23	$15.18	$18.95	$20.25
At February 25, 2010, there were approximately 9,400 holders of our common stock, including 210 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors. Presently, the declaration of dividends is prohibited by a covenant in our credit agreement.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2009		2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Revenues	$668,752		$600,107	$517,707	$439,435	$361,455
Operating expenses	443,387		389,549	336,573	285,390	229,438

Operating income	225,365		210,558	181,134	154,045	132,017
Interest expense	7,789		9,938	9,569	7,387	3,897

Earnings from continuing operations before income taxes	217,576		200,620	171,565	146,658	128,120
Income tax expense	35,687		33,101	27,065	22,941	21,853

Net earnings from continuing operations	181,889		167,519	144,500	123,717	106,267
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	163		180	4,091	6,671	6,780
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax (benefit) expense	(702)		(1,773)	1,712	(463)	(1,158)

Net (loss) gain earnings from discontinued operations	(539)		(1,593)	5,803	6,208	5,622

Net earnings	181,350		165,926	150,303	129,925	111,889
Less net earnings attributable to noncontrolling interests	129,202		118,880	106,128	92,186	76,738

Net earnings attributable to AmSurg Corp. common shareholders	$52,148		$47,046	$44,175	$37,739	$35,151

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$52,788		$49,541	$41,785	$35,207	$33,071
Discontinued operations, net of tax	(640)		(2,495)	2,390	2,532	2,080

Net earnings attributable to AmSurg Corp. common shareholders	$52,148		$47,046	$44,175	$37,739	$35,151

Basic earnings per common share:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.73		$1.57	$1.36	$1.18	$1.12
Net earnings attributable to AmSurg Corp. common shareholders	$1.71		$1.49	$1.44	$1.27	$1.19
Diluted earnings per common share:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.71		$1.55	$1.34	$1.16	$1.10
Net earnings attributable to AmSurg Corp. common shareholders	$1.69		$1.47	$1.42	$1.24	$1.17
Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	30,576		31,503	30,619	29,822	29,573
Diluted	30,862		31,963	31,102	30,398	30,147
Operating and Other Financial Data:
Continuing centers at end of year	202		188	168	144	133
Procedures performed during year	1,238,339		1,108,585	952,370	803,603	683,712
Same-center revenue increase	0%		3%	4%	5%	3%
Cash flows provided by operating activities	$232,584		$209,696	$182,916	$162,689	$139,060
Cash flows used in investing activities	(112,792)		(131,780)	(179,368)	(71,794)	(83,308)
Cash flows used in financing activities	(121,963)		(76,321)	(6,322)	(91,308)	(50,248)

	At December 31,
	2009		2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,377		$31,548	$29,953	$20,083	$20,496
Working capital	80,493		85,497	83,792	66,591	61,072
Total assets	1,058,757		905,879	781,634	590,032	527,816
Long-term debt and other long-term liabilities	311,077		288,251	232,223	127,821	125,712
Non-redeemable and redeemable noncontrolling interests	128,618	(1)	66,079	62,006	52,341	47,271
AmSurg Corp. shareholders’ equity	505,116		460,429	411,225	343,108	294,618

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
We acquire, develop and operate ambulatory surgery centers, or ASCs, in partnership with physicians. As of December 31, 2009, we owned a majority interest (51% or greater) in 202 ASCs. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2009, 2008 and 2007. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	2009	2008	2007

Procedures	1,238,339	1,108,585	952,370
Continuing centers in operation, end of year	202	188	168
Average number of continuing centers in operation, during year	193	172	155
New centers added during year	14	20	24
Centers disposed during year	(1)	(6)	(4)
Centers under development, end of year	1	3	2
Centers held for sale, end of year	(1)	(1)	–
Centers under letter of intent, end of year	1	5	4
In addition to the centers under letter of intent, in December 2009, we entered into an agreement to purchase a controlling interest in a center, contingent upon satisfaction of certain closing conditions. We expect to complete this transaction in March 2010.
Of the continuing surgery centers in operation at December 31, 2009, 142 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 17 centers performed procedures in multiple specialties and seven centers performed orthopaedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2010 include the acquisition or development of 13 to 16 surgery centers. Similar to our results in 2009, we expect our same-center growth to be flat in 2010. Our expectation is primarily based on reductions in Medicare reimbursement rates for 2010, as well as the continuing poor economic outlook and high unemployment rate, which we believe will result in limited incremental patient visits and thus surgical procedures.
While we generally own 51% of the entities that own the surgery centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery center entities. The noncontrolling ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.
Sources of Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. In limited instances, our revenues include charges for anesthesia services delivered by medical professionals employed or contracted by our centers. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.
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

payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 33%, 34% and 34% of our revenues in the years ended December 31, 2009, 2008 and 2007, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
Effective January 1, 2008, CMS revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase-in of the revised rates over four years from 2008 through 2011; and

•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index, or CPI.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 79% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008 and an additional $0.07 in 2009. In November 2009, CMS announced final reimbursement rates for 2010 under the revised payment system, which included a 1.2% CPI increase. Based upon our current procedure mix, payor mix and volume, we believe the 2010 payment rates will reduce our net earnings per diluted share in 2010 by approximately $0.06 as compared to 2009 and that our diluted earnings per share in 2011 will be reduced by an incremental $0.06 as compared to the prior year as a result of the scheduled reduction in rates. Any increase in reimbursement rates as a result of CPI adjustments in 2011 will partially offset the scheduled payment reductions that year. Beginning in 2012, the scheduled phase-in of the revised rates will be completed, and reimbursement rates for our ASCs should be increased annually based upon increases in the CPI. There can be no assurance, however, that CMS will not further revise the payment system, or that any annual CPI increases will be material.
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
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking.
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
Principles of Consolidation. The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the majority owned limited partnerships and limited liability companies in which our wholly owned subsidiaries are the general partner or majority member. Consolidation of such limited partnerships and limited liability companies is necessary, as our wholly owned subsidiaries have 51% or more of the financial interest of each entity, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnership or limited liability company and have control of the entity. The responsibilities of our noncontrolling partners are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt that they are required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

We clearly identify and present ownership interests in subsidiaries held by noncontrolling parties in our consolidated financial statements within the equity section but separate from our equity. However, in instances in which certain redemption features that are not solely within our control are present, classification of noncontrolling interests outside of permanent equity is required. The amounts of consolidated net income attributable to us and to the noncontrolling interests are clearly identified and presented on the face of the consolidated statements of earnings; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value. Lastly, the cash flow impact of certain transactions with noncontrolling interests are classified within financing activities.
Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of certain of our partnership and operating agreements to purchase the noncontrolling interests related to substantially all of our partnerships. While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2009, and the occurrence of such regulatory changes is outside of our control. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.
Center profits and losses are allocated to our partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of our center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of our partnerships are generally determined on a pre-tax basis. Total net earnings attributable to noncontrolling interests are presented after net earnings. However, we consider the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which we must determine our tax expense. In addition, distributions from the partnerships are made to both our wholly owned subsidiaries and the partners on a pre-tax basis.
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
Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2009, 2008 and 2007, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2009 and 2008, net accounts receivable reflected allowances for contractual adjustments of $100.8 million and $95.1 million, respectively, and allowances for bad debt expense of $12.4 million and $11.8 million, respectively. The increase in our contractual allowance and allowances for bad debt expense is primarily related to allowances established for new centers acquired during 2009. At December 31, 2009 and 2008, we had 32 and 38 days outstanding, respectively, reflected in our gross accounts receivable.
Purchase Price Allocation. We allocate the respective purchase price of our acquisitions by first determining the fair value of net tangible and identifiable intangible assets acquired. Secondly, the excess amount of purchase price is allocated to unidentifiable intangible assets (goodwill). The fair value of goodwill attributable to noncontrolling interests in centers acquired subsequent to December 31, 2008, is also reflected in the allocation and is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. A significant portion of each surgery center’s purchase price historically has been allocated to goodwill due to the nature of the businesses acquired, the pricing and structure of our acquisitions and the absence of other factors indicating any significant value that could be attributable to separately identifiable intangible assets.
Goodwill. We evaluate goodwill for impairment at least on an annual basis. Impairment of carrying value will also be evaluated more frequently if certain indicators are encountered. Goodwill is required to be tested at the reporting unit level, defined as an

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating, as well as one reportable, segment. For impairment testing purposes, our centers each qualify as components of that operating segment. Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit. We completed our annual impairment test as required as of December 31, 2009, and have determined that it is not necessary to recognize impairment in our goodwill.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2009 same-center group, comprised of 173 centers, had revenue growth of 0%, which was negatively impacted by 1% due to the revised payment system by CMS. Our same-center group in 2010 will be comprised of 192 centers, which constitutes approximately 95% of our total number of centers. We expect our same-center revenue growth to be flat in 2010. We expect flat same-center revenue growth for 2010 due to reductions in Medicare reimbursement rates for 2010, as well as the declining growth we experienced in 2009 and the continuing poor economic outlook and high unemployment rate in 2010, which we believe will continue to limit the incremental patient visits and thus surgical procedures.
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
Beginning in 2009, we adopted updates to Financial Accounting Standards Board, or FASB, Accounting Standards Codification Topic 810 Consolidations, or ASC 810. While the adoption of certain updates to ASC 810 did not have an impact on our net earnings or net earnings per diluted share, the presentation of our financial statements has been changed. Net earnings attributable to noncontrolling interests, previously referred to as minority interest, is now reported after net earnings. Surgery center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners of our center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the center of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our center limited partnerships and limited liability companies are generally determined on a pre-tax basis.
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
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders is disclosed on the consolidated statements of earnings.
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases. Our current revolving credit agreement matures in July 2011. There can be no assurance that we will be able to refinance our existing indebtedness. In the event we refinance or extend the term of our existing indebtedness, we expect that the terms of any new or extended revolving credit agreement will result in a significant increase in our interest expense for periods following the date of such refinancing or extension. See “– Liquidity and Captial Resources.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.9	28.9	29.4
Supply cost	12.4	11.8	11.5
Other operating expenses	20.6	20.8	20.5
Depreciation and amortization	3.4	3.4	3.6

Total operating expenses	66.3	64.9	65.0

Operating income	33.7	35.1	35.0
Interest expense	1.2	1.7	1.9

Earnings from continuing operations before income taxes	32.5	33.4	33.1

Income tax expense	5.3	5.5	5.2

Net earnings from continuing operations, net of income tax expense	27.2	27.9	27.9

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	–	–	0.8
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax expense (benefit)	(0.1)	(0.3)	0.3

Net (loss) gain from discontinued operations	(0.1)	(0.3)	1.1

Net earnings	27.1	27.6	29.0

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	19.3	19.6	19.8
Net earnings from discontinued operations	–	0.2	0.7

Total net earnings attributable to noncontrolling interests	19.3	19.8	20.5

Net earnings attributable to AmSurg Corp. common shareholders	7.8	7.8	8.5

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	7.9	8.2	8.1
Discontinued operations, net of tax	(0.1)	(0.4)	0.4

Net earnings attributable to AmSurg Corp. common shareholders	7.8	7.8	8.5

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues increased $68.6 million, or 11%, to $668.8 million in 2009 from $600.1 million in 2008. The number of procedures performed in our ASCs increased by 129,754, or 12%, to 1,238,339 in 2009 from 1,108,585 in 2008. The additional revenues resulted primarily from:
•	centers acquired or opened in 2008, which contributed $59.7 million of additional revenues due to having a full period of operations in 2009; and

•	centers acquired and opened in 2009, which generated $8.6 million in revenues.
While our same-center procedure growth was approximately 1% in 2009, due to the revised payment system implemented by CMS, poor economic conditions and high unemployment, our same-center revenue growth was flat. Staff at newly acquired and developed centers, as well as the additional staffing required at certain existing centers, resulted in a 13% increase in salaries and benefits at our surgery centers in 2009. We experienced a 32% increase in salaries and benefits at our corporate offices during 2009 over 2008. The increase in corporate office salaries and benefits was primarily due to higher bonus expense incurred during

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

the 2009 period, year over year salary increases, investment gains associated with our supplemental retirement plan, which are allocated to salaries and benefits because the gains are attributable to the participants’ self-directed investments, and additional employees, primarily in our information technology area. Salaries and benefits increased in total by 16% to $200.3 million in 2009 from $173.4 million in 2008. Salaries and benefits as a percentage of revenues increased in 2009 compared to 2008 primarily due to the impact of flat revenue growth within our same center group against the increase in corporate salaries and benefits in 2009, as described above.
Supply cost was $82.6 million in 2009, an increase of $12.0 million, or 17%, over supply cost in 2008. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in 2009 increased by approximately $3. This increase is related to a combination of higher utilization of disposable supplies at our gastroenterology centers, greater use of premium cataract lenses at our ophthalmology centers and a greater percentage of non-gastroenterology procedures performed, which had a higher weighted average cost.
Other operating expenses increased $12.9 million, or 10%, to $137.6 million in 2009 from $124.8 million in 2008. The additional expense in the 2009 period resulted primarily from:
•	centers acquired or opened during 2008, which resulted in an increase of $10.4 million in other operating expenses;

•	centers acquired or opened during 2009, which resulted in an increase of $2.2 million in other operating expenses; and

•	an increase of $2.1 million in other operating expenses at our 2009 same-center group resulting primarily from general inflationary cost increases and additional procedure volume.
Other operating expenses at our corporate offices decreased during 2009 from 2008 by approximately $1.9 million primarily due to changes in the gains and losses of the Company’s supplemental employee retirement plan investments, which offset the corresponding increases in salary cost.
Depreciation and amortization expense increased $2.1 million, or 10%, in 2009 from 2008, primarily as a result of centers acquired since 2008 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2010, primarily due to additional acquired centers and an additional start-up center expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At December 31, 2009, we had one center under development and two centers that had been open for less than one year.
Although our average debt outstanding was approximately 28% higher in 2009 over 2008, interest expense decreased $2.1 million in 2009, or 22%, from 2008, due to a reduced average interest rate in 2009 on our variable interest debt. See “– Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $35.7 million in 2009 compared to $33.1 million in 2008. Our effective tax rate in 2009 was 16.4%, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 40% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2009, we sold our interests in one surgery center following management’s assessment of limited growth opportunities at this center. In 2008, we sold our interests in three surgery centers, closed three surgery centers and classified one surgery center as held for sale. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $702,000 during 2009 and an after tax loss for the disposition of discontinued interests in surgery centers of $1.8 million in 2008. The net earnings derived from the operations of the discontinued surgery centers was $163,000 for 2009 and the net earnings from the operations of the discontinued surgery centers for 2008 was $180,000.
Net earnings from continuing operations attributable to noncontrolling interests in 2009 increased $11.1 million, or 9%, to $129.1 million from the comparable 2008 period, primarily as a result of net earnings associated with surgery centers recently added to operations. As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 19.3% from 19.7% during the 2008 period, as a result of reduced center profit margins caused by lower same-center revenue growth. The net earnings from discontinued operations attributable to noncontrolling interests were $101,000 and $902,000 in 2009 and 2008, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenues increased $82.4 million, or 16%, to $600.1 million in 2008 from $517.7 million in 2007. Our 2008 revenues were negatively impacted by approximately $5.0 million due to revisions in the Medicare payment system implemented by CMS in January 2008 (see “– Sources of Revenues”). Our procedures increased by 156,215, or 16%, to 1,108,585 in 2008 from 952,370 in 2007. The additional revenues resulted primarily from:
•	centers acquired or opened in 2007, which contributed $53.6 million of additional revenues due to having a full period of operations in 2008;

•	centers acquired or opened in 2008, which generated $15.0 million in revenues; and

•	$13.9 million of revenue growth recognized by our 2008 same-center group primarily as a result of procedure growth.
Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers due to increased volume, resulted in an 18% increase in salaries and benefits at our surgery centers in 2008. We experienced a 4% decrease in salaries and benefits at our corporate offices during 2008 over 2007. The decrease in corporate office salaries and benefits was primarily due to an investment loss associated with the Company’s supplemental retirement plan, which offsets salaries and benefits expense because it is a loss that is attributed to the participants’ self-directed investments. Salaries and benefits increased in total by 14% to $173.4 million in 2008 from $152.1 million in 2007. Salaries and benefits as a percentage of revenues decreased in 2008 compared to 2007 due in part to a change from incremental, annual vesting of stock-based awards in five installments to cliff vesting of stock-based awards four years following the date of grant beginning with grants made during 2007.
Supply cost was $70.6 million in 2008, an increase of $10.7 million, or 18%, over supply cost in 2007. This increase was primarily the result of additional procedure volume and a 1% increase in our average supply cost per procedure.
Other operating expenses increased $18.8 million, or 18%, to $124.8 million in 2008 from $106.0 million in 2007. The additional expense in the 2008 period resulted primarily from:
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
Depreciation and amortization expense increased $2.2 million, or 12%, in 2008 from 2007, primarily as a result of centers acquired since 2007 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
Interest expense increased $369,000 in 2008, or 4%, from 2007, primarily due to additional long-term debt outstanding during 2008 resulting from our acquisition activities, net of lower interest expense as a result of a reduced average interest rate experienced during 2008.
We recognized income tax expense from continuing operations of $33.1 million in 2008 compared to $27.1 million in 2007. Our effective tax rate in 2008 was 16.5%, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2008, we sold our interests in three surgery centers, closed three surgery centers and classified one surgery center as held for sale following management’s assessment of limited growth opportunities at these centers. In 2007, we sold our interests in three surgery centers and closed one surgery center. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented, along with the results of operations of the center sold in 2009. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $1.8 million during 2008 and an after tax gain for the disposition of discontinued interests in surgery centers of $1.7 million in 2007. The net earnings derived from the operations of the discontinued surgery centers was $180,000 for 2008 and the net earnings from the operations of the discontinued surgery centers for 2007 was $4.1 million.
Net earnings from continuing operations attributable to noncontrolling interests in 2008 increased $15.3 million, or 15%, to $118.0 million from the comparable 2007 period, primarily as a result of net earnings associated with surgery centers recently added to operations. As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 19.7% from 19.8% during the 2007 period, as a result of reduced center profit margins caused by lower same-center revenue growth. The net earnings from discontinued operations attributable to noncontrolling interests was $902,000 and $3.4 million in 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2009 and 2008 were $29.4 million and $31.5 million, respectively. At December 31, 2009, we had working capital of $79.7 million, compared to $85.5 million at December 31, 2008. Operating activities for 2009 generated $232.6 million in cash flow from operations, compared to $209.7 million in 2008. The increase in operating cash flow resulted primarily from higher net earnings in the 2009 period and a reduction of seven days outstanding in our accounts receivable due to increased electronic payments received from commercial payors, increased collections from patient copays and deductibles at the date of service and improved insurance verification and claim documentation. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the year ended December 31, 2009 and 2008 were $130.9 million and $118.8 million, respectively. Distributions to noncontrolling interests increased $12.1 million, primarily as a result of additional centers in operation.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2009 and 2008, our accounts receivable represented 32 and 38 days of revenue outstanding, respectively.
During 2009, we had total acquisitions and capital expenditures of $115.8 million, which included:
•	$95.8 million for acquisitions of interests in ASCs and related transactions;

•	$16.4 million for new or replacement property at existing centers, including $148,000 in new capital leases; and

•	$3.7 million for centers under development.
In December 2009, we entered into an agreement to purchase a controlling interest in a center for $28.1 million. The consummation of the acquisition is contingent upon the satisfaction of closing conditions customary for transactions of this type. We anticipate closing this transaction in March 2010 and intend to fund the acquisition through a combination of operating cash flow and borrowings under our revolving credit agreement.
During 2009, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.9 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
During 2009, we received $1.3 million in proceeds from the sale of surgery centers. In addition, we collected approximately $1.7 million on a note receivable related to the sale of a center in 2004, which was paid in full as of September 30, 2009. We also received $1.0 million in capital contributions from our noncontrolling partners.
During 2009, we had net borrowings on long-term debt of $20.2 million, and at December 31, 2009 we had $276.3 million outstanding under our revolving credit agreement. Pursuant to our revolving credit agreement, we may borrow up to $300.0 million to, among other things, finance our acquisition and development projects and any stock repurchase programs at a rate equal to, at our option, the prime rate, LIBOR plus 0.50% to 1.50% or a combination thereof. The loan agreement provides for a fee of 0.15% to 0.30% of unused commitments, prohibits the payment of dividends and contains covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. We were in compliance with all covenants at December 31, 2009. Borrowings under the revolving credit agreement are due in July 2011 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
Our current revolving credit agreement matures July 2011, which we expect to refinance in the second quarter of 2010. The terms of any new or extended revolving credit agreement will result in additional fees and interest rate spreads over LIBOR that are 150 to 200 basis points higher than we currently incur. We expect this will result in an increase in interest expense of approximately $5.5 million in 2010 over 2009 and a reduction of $0.10 to $0.11 in our net earnings per share in 2010.
In September 2008, our Board of Directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2009, we repurchased 830,700 shares for $12.6 million, which completed this program. On April 22, 2009, our Board of Directors approved an additional stock repurchase program for up to $40.0 million of our outstanding shares of common stock to be purchased over the following 18 months. As of December 31, 2009, no shares had been repurchased pursuant to this repurchase program. We intend to fund the purchase price for any shares acquired using primarily cash generated from our operations and borrowings under our revolving credit agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following schedule summarizes all of our contractual obligations by period as of December 31, 2009 (in thousands):

	Payments Due by Period
		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years

Long-term debt, including interest (1)	$292,468	$4,351	$283,192	$3,787	$1,138
Capital lease obligations, including interest	4,493	2,234	2,142	117	–
Operating leases, including renewal option periods (2)	419,538	35,504	68,718	64,607	250,709
Construction in progress commitments	1,891	1,891	–	–	–
Liability for unrecognized tax benefits	8,383	–	8,383	–	–
Purchase committment	28,070	28,070	–	–	–

Total contractual cash obligations	$754,843	$72,050	$362,435	$68,511	$251,847

(1)	Our long-term debt may increase based on future acquisition activity. We will use our operating cash flow to repay existing long-term debt under our revolving credit agreement prior to its maturity date.

(2)	Operating lease obligations do not include common area maintenance, or CAM, insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes for the 2009 fiscal year was approximately $4.2 million.
In addition, as of February 25, 2010, we had available under our revolving credit agreement $38.2 million for acquisition borrowings, of which we expect to use approximately $28.1 million to acquire a center in March 2010.
Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing single ASCs, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains or networks of ASCs. Such acquisitions, joint ventures or other opportunities may require an amendment to our current credit agreement or additional external financing. As previously discussed, we cannot assure you that any required financing will be available, or will be available on terms acceptable to us.
Recent Accounting Pronouncements
In June 2009, the FASB issued guidance that establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. We have used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted our consolidated results.
In June 2009, the FASB amended the consolidation guidance related to variable-interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable-interest entity, and expanded the requirements for reconsideration of the primary beneficiary. This standard is effective for us on January 1, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit agreement will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness and the terms of our credit agreement and interest rate swap agreement at December 31, 2009, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.4 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2010. As previously discussed, we expect to refinance our revolving credit agreement in the second quarter of 2010, which will result in additional fees and interest rate spreads. Accordingly, our interest expense will increase and our operating cash flow will decrease by approximately $5.5 million in 2010.
The table below provides information as of December 31, 2009 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

Fixed rate	$4,651	$53,643	$2,534	$1,699	$821	$–	$63,348	$59,548
Average interest rate	6.6%	6.3%	5.9%	5.9%	6.1%	–

Variable rate	$1,006	$227,309	$890	$674	$429	$1,042	$231,350	$223,495
Average interest rate	4.8%	1.8%	5.3%	6.1%	5.3%	4.9%
The difference in maturities of long-term obligations and overall increase in total borrowings from 2008 to 2009 principally resulted from our borrowings associated with acquisitions of surgery centers. The average interest rates on these borrowings at December 31, 2009 remained consistent as compared to December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted the amended provisions of Financial Accounting Standards Accounting Standards Codification (“ASC”) 805, Business Combinations, which resulted in the Company changing the method in which it accounts for business combinations, and ASC 810, Consolidation, which resulted in the Company changing its presentation of noncontrolling interests in subsidiaries. Additionally, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the amended provisions of ASC 740, Income Taxes, which resulted in the Company changing the method in which it accounts for uncertainties in income taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 25, 2010

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands)

	2009	2008

Assets

Current assets:
Cash and cash equivalents	$29,377	$31,548
Accounts receivable, net of allowance of $12,375 and $11,757, respectively	66,886	63,602
Supplies inventory	8,745	8,083
Deferred income taxes	2,324	1,378
Prepaid and other current assets	15,408	17,223
Current assets held for sale	34	25

Total current assets	122,774	121,859

Long-term receivables and other assets	56	46
Property and equipment, net	112,084	111,884
Goodwill	813,876	661,693
Intangible assets, net	9,797	10,221
Long-term assets held for sale	170	176

Total assets	$1,058,757	$905,879

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$5,657	$6,801
Accounts payable	14,821	14,240
Accrued salaries and benefits	18,156	12,040
Other accrued liabilities	3,208	3,246
Current income taxes payable	402	–
Current liabilities held for sale	37	35

Total current liabilities	42,281	36,362

Long-term debt	289,041	265,835
Deferred income taxes	71,665	54,758
Other long-term liabilities	22,036	22,416
Commitments and contingencies
Noncontrolling interests – redeemable	123,363	63,202
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	–	–

Equity:
Common stock, no par value 70,000,000 shares authorized, 30,674,525 and 31,342,241 shares outstanding, respectively	163,729	172,192
Retained earnings	343,236	291,088
Accumulated other comprehensive loss, net of income taxes	(1,849)	(2,851)

Total AmSurg Corp. equity	505,116	460,429
Noncontrolling interests – non-redeemable	5,255	2,877

Total equity	510,371	463,306

Total liabilities and equity	$1,058,757	$905,879

See accompanying notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except earnings per share)

	2009	2008	2007

Revenues	$668,752	$600,107	$517,707

Operating expenses:
Salaries and benefits	200,281	173,369	152,104
Supply cost	82,565	70,601	59,864
Other operating expenses	137,614	124,764	105,957
Depreciation and amortization	22,927	20,815	18,648

Total operating expenses	443,387	389,549	336,573

Operating income	225,365	210,558	181,134
Interest expense	7,789	9,938	9,569

Earnings from continuing operations before income taxes	217,576	200,620	171,565
Income tax expense	35,687	33,101	27,065

Net earnings from continuing operations	181,889	167,519	144,500

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	163	180	4,091
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax (benefit) expense	(702)	(1,773)	1,712

Net (loss) gain from discontinued operations	(539)	(1,593)	5,803

Net earnings	181,350	165,926	150,303

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	129,101	117,978	102,715
Net earnings from discontinued operations	101	902	3,413

Total net earnings attributable to noncontrolling interests	129,202	118,880	106,128

Net earnings attributable to AmSurg Corp. common shareholders	$52,148	$47,046	$44,175

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$52,788	$49,541	$41,785
Discontinued operations, net of tax	(640)	(2,495)	2,390

Net earnings attributable to AmSurg Corp. common shareholders	$52,148	$47,046	$44,175

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.73	$1.57	$1.36
Net (loss) gain from discontinued operations attributable to AmSurg Corp. common shareholders	(0.02)	(0.08)	0.08

Net earnings attributable to AmSurg Corp. common shareholders	$1.71	$1.49	$1.44

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.71	$1.55	$1.34
Net (loss) gain from discontinued operations attributable to AmSurg Corp. common shareholders	(0.02)	(0.08)	0.08

Net earnings attributable to AmSurg Corp. common shareholders	$1.69	$1.47	$1.42

Weighted average number of shares and share equivalents outstanding:
Basic	30,576	31,503	30,619
Diluted	30,862	31,963	31,102
See accompanying notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Net earnings	$181,350	$165,926	$150,303

Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	1,002	(1,414)	(967)

Comprehensive income, net of tax	182,352	164,512	149,336

Less comprehensive income attributable to noncontrolling interests	129,202	118,880	106,128

Comprehensive income attributable to AmSurg Corp. common shareholders	$53,150	$45,632	$43,208

See accompanying notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Changes in Equity
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests–
				Other	Interests–	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at January 1, 2007	29,934	$143,077	$200,501	$(470)	$–	$343,108	$52,341
Cumulative adjustment to beginning retained earnings on January 1, 2007	–	–	(634)	–	–	(634)	–
Issuance of restricted common stock	200	–	–	–	–	–	–
Cancellation of restricted common stock	(5)	–	–	–	–	–	–
Stock options exercised	1,074	17,661	–	–	–	17,661	–
Share-based compensation	–	4,560	–	–	–	4,560	–
Tax benefit related to exercise of stock options	–	3,322	–	–	–	3,322	–
Net earnings	–	–	44,175	–	465	44,640	105,663	$150,303

Distributions to noncontrolling interests, net of capital contributions	–	–	–	–	(280)	(280)	(102,785)
Acquisitions and other transactions impacting noncontrolling interests	–	–	–	–	2,352	2,352	4,250
Loss on interest rate swap, net of income tax expense of $624	–	–	–	(967)	–	(967)	–

Balance at December 31, 2007	31,203	168,620	244,042	(1,437)	2,537	413,762	59,469
Issuance of restricted common stock	147	–	–	–	–	–	–
Cancellation of restricted common stock	(10)	–	–	–	–	–	–
Stock options exercised	519	9,970	–	–	–	9,970	–
Stock repurchased	(517)	(12,413)	–	–	–	(12,413)	–
Share-based compensation	–	4,710	–	–	–	4,710	–
Tax benefit related to exercise of stock options	–	1,305	–	–	–	1,305	–
Net earnings	–	–	47,046	–	3,308	50,354	115,572	$165,926

Distributions to noncontrolling interests, net of capital contributions	–	–	–	–	(3,087)	(3,087)	(115,100)
Acquisitions and other transactions impacting noncontrolling interests	–	–	–	–	119	119	3,261
Loss on interest rate swap, net of income tax benefit of $911	–	–	–	(1,414)	–	(1,414)	–

Balance at December 31, 2008	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202

See accompanying notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Changes in Equity – (continued)
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests–	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2008	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	162	–	–	–	–	–	–
Cancellation of restricted common stock	(14)	(26)	–	–	–	(26)	–
Stock options exercised	15	201	–	–	–	201	–
Stock repurchased	(831)	(12,587)	–	–	–	(12,587)	–
Share-based compensation	–	4,068	–	–	–	4,068	–
Tax benefit related to exercise of stock options	–	2	–	–	–	2	–
Net earnings	–	–	52,148	–	4,065	56,213	125,137	$181,350

Distributions to noncontrolling interests, net of capital contributions	–	–	–	–	(3,848)	(3,848)	(126,797)
Sale of noncontrolling interests	–	(121)	–	–	–	(121)	947
Acquisitions and other transactions impacting noncontrolling interests	–	–	–	–	2,161	2,161	60,874
Gain on interest rate swap, net of income tax expense of $646	–	–	–	1,002	–	1,002	–

Balance at December 31, 2009	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363

See accompanying notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net earnings	$181,350	$165,926	$150,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,927	20,815	18,648
Net loss on sale and impairment of long-lived assets	455	922	724
Share-based compensation	4,068	4,710	4,560
Excess tax benefit from share-based compensation	(32)	(1,351)	(3,322)
Deferred income taxes	14,703	14,729	8,063
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	1,494	3,792	(2,300)
Supplies inventory	(60)	(83)	47
Prepaid and other current assets	(733)	2,344	(2,958)
Accounts payable	1,289	(1,904)	962
Accrued expenses and other liabilities	6,666	(487)	8,128
Other, net	457	283	61

Net cash flows provided by operating activities	232,584	209,696	182,916

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(95,826)	(118,671)	(162,777)
Acquisition of property and equipment	(19,930)	(18,379)	(24,640)
Proceeds from sale of interests in surgery centers	1,298	3,812	5,433
Repayment of notes receivable	1,666	1,458	2,616

Net cash flows used in investing activities	(112,792)	(131,780)	(179,368)

Cash flows from financing activities:
Proceeds from long-term borrowings	137,178	157,787	178,316
Repayment on long-term borrowings	(116,951)	(114,788)	(89,712)
Distributions to noncontrolling interests	(130,855)	(118,769)	(103,545)
Proceeds from issuance of common stock upon exercise of stock options	201	9,970	17,661
Repurchase of common stock	(12,587)	(12,413)	–
Capital contributions and ownership transactions by noncontrolling interests	1,036	582	480
Excess tax benefit from share-based compensation	32	1,351	3,322
Financing cost incurred	(17)	(41)	(200)

Net cash flows (used in) provided by financing activities	(121,963)	(76,321)	6,322

Net (decrease) increase in cash and cash equivalents	(2,171)	1,595	9,870
Cash and cash equivalents, beginning of year	31,548	29,953	20,083

Cash and cash equivalents, end of year	$29,377	$31,548	$29,953

See accompanying notes to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements
1.	Summary of Significant Accounting Policies

a.	Principles of Consolidation
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
The Company adopted certain updates to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 810 Consolidations, or (“ASC 810”) , which were effective January 1, 2009. These updates establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810 generally requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the issuer are present, classification of noncontrolling interests outside of permanent equity is required. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of the updates to ASC 810 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under ASC 810 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. The adoption of the updates to ASC 810 have been applied retrospectively for all periods presented.
As further described in note 13, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain of its partnership and operating agreements, to purchase the noncontrolling interests related to substantially all of certain of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2009, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.
Center profits and losses are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s partnerships are generally determined on a pre-tax basis. In accordance with ASC 810, total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.
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
At December 31, 2009, prepaid and other current assets were comprised of prepaid insurance expense of $3,412,000, other prepaid expenses of $3,930,000, short-term investments of $4,544,000, other current receivables of $2,904,000 and other current assets of $618,000. At December 31, 2008, prepaid and other current assets were comprised of prepaid insurance expense of $2,973,000, other prepaid expenses of $3,073,000, notes receivable of $1,667,000, short-term investments of $3,005,000, other current receivables of $4,824,000, income tax receivable of $1,021,000 and other current assets of $660,000.
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
f.	Goodwill
The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. For impairment testing purposes, the centers qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company completed its annual impairment test as of December 31, 2009, and determined that goodwill was not impaired.
g.	Intangible Assets
Intangible assets consist primarily of deferred financing costs of the Company and certain amortizable and non-amortizable non-compete and customer agreements. Deferred financing costs and amortizable non-compete agreements and customer agreements are amortized over the term of the related debt as interest expense and the contractual term or estimated life (five to ten years) of the agreements as amortization expense, respectively.
h.	Other Long-Term Liabilities
Other long-term liabilities are primarily comprised of tax-effected unrecognized benefits (see note 1(k)), negative fair value of our interest rate swap and purchase price obligations.
i.	Revenue Recognition
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1(o)). During the years ended December 31, 2009, 2008 and 2007, the Company derived approximately 33%, 34% and 34%, respectively, of its revenues from government healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
j.	Operating Expenses
Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers. Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. Bad

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
debt expense was approximately $16,781,000, $17,015,000 and $13,921,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
k.	Income Taxes
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
The Company adopted the provisions of ASC 740, Income Taxes, (“ASC 740”) on January 1, 2007. As of the adoption date, the Company had no unrecognized benefits that, if recognized, would affect its effective tax rate. Except for a cumulative adjustment in accordance with ASC 740, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of earnings. Approximately $1,101,000 of accrued interest was established as a ASC 740 liability on January 1, 2007 through a tax affected adjustment to beginning retained earnings of $634,000. Additionally, as of January 1, 2007, the Company reclassified approximately $4,868,000 from long-term deferred tax liability to other long-term liabilities to reflect the amount of its tax-effected unrecognized benefits.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company’s tax years for 2006 through 2008 are subject to examination by the tax authorities. In limited instances, the Company is subject to certain state income tax examinations for years prior to 2006.
l.	Earnings Per Share
Basic earnings per share is computed by dividing net earnings attributable to AmSurg Corp. common shareholders by the combined weighted average number of common shares, while diluted earnings per share is computed by dividing net earnings attributable to AmSurg Corp. common shareholders by the weighted average number of such common shares and dilutive share equivalents.
m.	Fair Value of Financial Instruments
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. Short-term investments are recorded at fair value of $4,544,000. The fair value of fixed-rate long-term debt, with a carrying value of $63,348,000, was $59,548,000 at December 31, 2009. The fair value of variable-rate long-term debt, with a carrying value of $231,350,000, was $223,495,000 at December 31, 2009.
n.	Share-Based Compensation
Transactions in which the Company receives employee and non-employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities are accounted using a fair value method. The Company applies the Black-Scholes method of valuation in determining share-based compensation expense.
Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increased its financing cash flows by $32,000, $1,351,000 and $3,322,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company examines its concentrations of holdings, its historical patterns of award exercises and forfeitures as well as forward-looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company has identified three employee populations, consisting of senior executives, officers and all other recipients. The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward-looking factors where present for each population identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population identified. The Company will

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
adjust the estimated forfeiture rate to its actual experience. The Company is precluded from paying dividends under its credit agreement, and therefore, there is no expected dividend yield.
o.	Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2009 and 2008 reflect allowances for contractual adjustments of $100,088,000 and $95,053,000, respectively, and allowance for bad debt expense of $12,375,000 and $11,757,000, respectively.
p.	Recent Accounting Pronouncements
In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.
In June 2009, the FASB amended the consolidation guidance related to variable-interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable-interest entity, and expanded the requirements for reconsideration of the primary beneficiary. This standard is effective for the Company on January 1, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated results of operations or financial condition.
q.	Reclassifications and Restatements
The presentation of common stock as of December 31, 2008 and 2007 has been corrected to combine the previously presented balance of common stock of $177,624,000 and $172,536,000 with deferred compensation of ($5,432,000) and ($3,916,000), totaling $172,192,000 and $168,620,000, respectively. These corrections had no impact on total equity.
Certain prior year amounts have been reclassified to reflect the impact of additional discontinued operations as further discussed in note 2(c).
2.	Acquisitions and Dispositions

a.	Acquisitions
In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”), which retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. ASC 805 requires an entity to record separately from the business combination the direct costs incurred in connection with the business combination, where previously these costs were included in the total allocated purchase price of the acquisition. ASC 805 requires an entity to recognize the assets acquired, liabilities assumed and any noncontrolling interests in the acquired business at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously applied. ASC 805 requires an entity to recognize as an asset or liability at fair value certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 requires an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. ASC 805 is effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008 and is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the amended provisions related to the accounting for income taxes which are applied retrospectively. Upon adoption of ASC 805, there was no impact on the Company’s consolidated results of operations and financial condition for acquisitions previously completed. The provisions of ASC 805 and its required disclosures have been applied to acquisitions completed in 2009. The adoption of ASC 805 did not have a material effect on the Company’s consolidated results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
As a significant part of its growth strategy, the Company acquires controlling interests in centers. The Company, through a wholly owned subsidiary and in separate transactions, acquired 51% controlling interests in 11 and 19 centers during 2009 and 2008, respectively. The aggregate amount paid for the acquisitions was approximately $95,826,000 and $118,671,000, during 2009 and 2008, respectively, which was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit agreement. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
At December 31, 2008, the Company had a contingent purchase price obligation of $580,000 related to an acquisition dependent upon certain requirements of the physician entity. The Company funded the purchase price obligation in May 2009 through operating cash flow. The purchase price obligation was reflected as other long-term liabilities in the balance sheet as of December 31, 2008.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2009 are as follows (in thousands):

2009

Accounts receivable	$4,603
Prepaid and other current assets	616
Property and equipment	5,263
Accounts payable	(898)
Other accrued liabilities	(955)
Long-term debt	(1,802)
Goodwill (approximately $92,283 deductible for tax purposes)	152,227

Total fair value	159,054
Less: Fair value attributable to noncontrolling interests	63,228

Acquisition date fair value of total consideration transferred	$95,826

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
The Company incurred and expensed in other operating expenses approximately $324,000 in acquisition related costs, primarily attorney fees for the year ended December 31, 2009.
Revenues and net earnings included in the years ended December 31, 2009 associated with these acquisitions are as follows (in thousands):

2009

Revenues	$10,327

Net earnings	3,721
Less: Net earnings attributable to noncontrolling interests	2,264

Net earnings attributable to AmSurg Corp. common shareholders	$1,457

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
b.	Pro Forma Information
The unaudited consolidated pro forma results for the years ended December 31, 2009 and 2008, assuming all 2009 and 2008 acquisitions had been consummated on January 1, 2008, are as follows (in thousands, except per share data):

	2009	2008

Revenues	$710,007	$711,338
Net earnings	194,006	197,423
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	57,446	58,768
Net earnings	56,806	56,273
Net earnings from continuing operations per common share:
Basic	$1.88	$1.87
Diluted	$1.86	$1.84
Net earnings:
Basic	$1.86	$1.79
Diluted	$1.84	$1.76
Weighted average number of shares and share equivalents:
Basic	30,576	31,503
Diluted	30,862	31,963
c.	Dispositions
During 2009, the Company sold its interest in a surgery center and, at December 31, 2009, held for sale an additional surgery center that was classified as discontinued in 2008, which will either be sold in 2010 or closed as it fulfills its near-term lease obligation. An after-tax loss of $539,000 was incurred associated with the disposition in 2009. The Company disposed of six centers in 2008, had one center held for sale at December 31, 2008 and recognized an after-tax loss of $1,593,000 associated with these dispositions. During 2007, the Company sold its interest in three surgery centers and closed a center, recognizing an after tax gain of $5,803,000. In the aggregate, the Company received $400,000 in cash associated with the 2009 transaction, $3,664,000 in cash and a secured note receivable of $885,000 associated with the 2008 transactions and $5,225,000 in cash associated with the 2007 transactions. The Company’s disposition of its interests in the surgery centers in 2009, 2008 and 2007 as described above resulted from management’s assessment of the limited growth opportunities at these centers.
The results of operations of the 12 centers have been classified as discontinued operations in all periods presented. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Revenues	$1,714	$6,110	$19,738
Earnings before income taxes	204	156	5,782
Net earnings	163	180	4,091
3.	Property and Equipment
Property and equipment at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Land and improvements	$164	$164
Building and improvements	98,565	88,875
Movable equipment, software and software development costs	143,990	131,085
Construction in progress	2,521	4,913

	245,240	225,037
Less accumulated depreciation	(133,156)	(113,153)

Property and equipment, net	$112,084	$111,884

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
The Company capitalized interest in the amount of $66,000, $96,000 and $213,000 for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the Company and its partnerships had unfunded construction and equipment purchases of approximately $1,900,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2009, 2008 and 2007 was $22,784,000, $21,185,000 and $19,516,000, respectively.
4.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Balance, beginning of year	$661,693	$546,915
Purchase price allocations	152,594	117,003
Disposals	(411)	(2,225)

Balance, end of year	$813,876	$661,693

Amortizable intangible assets at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,780	$(2,310)	$470	$2,744	$(2,018)	$726
Customer and non-compete agreements	3,180	(1,618)	1,562	3,180	(1,418)	1,762

Total amortizable intangible assets	$5,960	$(3,928)	$2,032	$5,924	$(3,436)	$2,488

Amortization of intangible assets for the years ended December 31, 2009, 2008 and 2007 was $492,000, $480,000 and $453,000, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2009, with a weighted average amortization period of 5.8 years, is $526,000, $377,000, $231,000, $228,000, $224,000 and $446,000.
At December 31, 2009 and 2008, other non-amortizable intangible assets related to restrictive covenant arrangements were $7,765,000 and $7,733,000, respectively.
5.	Long-term Debt
Long-term debt at December 31, 2009 and 2008 was comprised of the following (in thousands):

	2009	2008

$300,000,000 credit agreement at prime, or LIBOR plus 0.50% to 1.50%, or a combination thereof (revolving average rate of 1.8% at December 31, 2009), due July 2011	$276,300	$249,000
Other debt at an average rate of 5.6%, due through 2022	14,250	17,445
Capitalized lease arrangements at an average rate of 7.1%, due through 2014	4,148	6,191

	294,698	272,636
Less current portion	5,657	6,801

Long-term debt	$289,041	$265,835

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

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
operating performance and minimum net worth. Borrowings under the revolving credit agreement mature in July 2011. At December 31, 2009, the Company was in compliance with all covenants.
Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $38,975,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.
Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2009 are $5,657,000, $280,952,000, $3,423,000, $2,373,000, $1,251,000 and $1,042,000.
6.	Derivative Instruments
The Company adopted certain updates to FASB ASC 815, Derivatives and Hedging (“ASC 815”). The updates are intended to enhance the current disclosure framework surrounding derivative instruments and hedging activities by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to better convey the purpose of derivative use in terms of risks that the entity is intending to manage. The updates to ASC 815 were effective for financial statements issued for fiscal years beginning after November 15, 2008 and became effective for the Company beginning with the first quarter of 2009. The updates to ASC 815 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by ASC 815, the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of December 31, 2009 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap, net of tax, of $1,002,000 was included in other comprehensive income in the year ended December 31, 2009. A decrease in the fair value of the interest rate swap, net of tax, of $1,414,000 and $967,000 was included in other comprehensive income for the years ended December 31, 2008 and 2007, respectively. Accumulated other comprehensive loss, net of income taxes, was $1,849,000 and $2,851,000 as of December 31, 2009 and 2008, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2009 and 2008 were as follows (in thousands):

	Asset Derivatives December 31,				Liability Derivatives December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under ASC 815	Other assets, net	$ –	Other assets, net	$ –	Other long-term liabilities	$3,095	Other long-term liabilities	$4,689
7.	Fair Value Measurements
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
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $63,348,000, was $59,548,000 at December 31, 2009. The fair value of variable-rate long-term debt, with a carrying value of $231,350,000, was $227,536,000 at December 31, 2009.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of December 31, 2009 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
	2009	Assets	Inputs	Inputs

Assets:
Supplemental executive retirement savings plan investments	$4,544	$–	$4,544	$–

Liabilities:
Supplemental executive retirement savings plan obligations	$4,734	$–	$4,734	$–
Interest rate swap agreements	3,095	–	3,095	–

Total liabilities	$7,829	$–	$7,829	$–

The supplemental executive retirement savings plan investments and obligations are included in prepaid and other current assets and accrued salaries and benefits, respectively. The interest rate swap agreement is included in other long-term liabilities.
8.	Leases
The Company has entered into various building and equipment operating leases and equipment capital leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2031. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2009 were as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2010	$2,234	$35,504
2011	1,546	34,855
2012	596	33,863
2013	105	32,855
2014	12	31,752
Thereafter	–	250,709

Total minimum rentals	4,493	$419,538

Less amounts representing interest at rates ranging from 3.8% to 9.7%	345

Capital lease obligations	$4,148

At December 31, 2009, equipment with a cost of approximately $6,617,000 and accumulated depreciation of approximately $2,464,000 was held under capital leases. The Company and the partners in the partnerships have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2009, 2008 and 2007 was approximately $35,401,000, $32,782,000 and $28,003,000, respectively.
9.	Shareholders’ Equity

a.	Common Stock
In September 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $25,000,000 of the Company’s outstanding common stock over the following 12 months. During the three months ended December 31, 2008, the Company purchased 517,052 shares of the Company’s common stock for approximately $12,413,000, at an average price of $24 per share.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
During the year ended December 31, 2009, the Company purchased 830,700 shares of the Company’s common stock for approximately $12,587,000, at an average price of $15 per share, which completed the $25,000,000 stock repurchase program authorized by the Company’s Board of Directors in September 2008. On April 22, 2009 the Company’s Board of Directors approved an additional stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. As of December 31, 2009, no shares had been repurchased pursuant to this plan.
b.	Shareholder Rights Plan
In 1999, the Company’s Board of Directors adopted a shareholder rights plan and declared a distribution of one stock purchase right for each outstanding share of the Company’s common stock to shareholders of record on December 16, 1999 and for each share of common stock issued thereafter. The rights, which were exercisable only upon certain conditions, were not exercised and expired on December 2, 2009.
c.	Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees prior to December 31, 2009, vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options were issued in 2009. At December 31, 2009, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,608,146 shares were available for future equity grants, including 477,966 shares available for issuance as restricted stock.
Other information pertaining to share-based activity for the years ended December 31, 2009, 2008 and 2007, respectively, was as follows (in thousands):

	2009	2008	2007

Share-based compensation expense	$4,068	$4,710	$4,560
Fair value of shares vested	5,382	6,523	5,729
Cash received from option exercises	201	9,970	17,661
Tax benefit from option exercises	34	1,549	3,558
As of December 31, 2009, the Company had total unrecognized compensation cost of approximately $6,669,000 related to non-vested awards, which the Company expects to recognize through 2013 and over a weighted-average period of 1.2 years.
Average outstanding share-based awards to purchase approximately 2,457,000, 907,000 and 1,286,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended years ended December 31, 2009, 2008 and 2007, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2009, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Non-vested shares at January 1, 2007	3,262	$26.19
Shares granted	199,795	23.11
Shares vested	(3,626)	25.27
Shares forfeited	(5,432)	22.84

Non-vested shares at December 31, 2007	193,999	23.13
Shares granted	147,724	24.79
Shares vested	(4,210)	24.94
Shares forfeited	(9,762)	24.01

Non-vested shares at December 31, 2008	327,751	23.83
Shares granted	162,507	19.34
Shares vested	(9,666)	22.55
Shares forfeited	(14,205)	23.59

Non-vested shares at December 31, 2009	466,387	$22.29

A summary of stock option activity for the three years ended December 31, 2009 is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at January 1, 2007	4,589,532	$20.46	7.4
Options granted	385,293	22.84
Options exercised with total intrinsic value of $7,639,000	(1,074,334)	16.44
Options terminated	(226,017)	23.22

Outstanding at December 31, 2007	3,674,474	21.72	7.1
Options granted	203,911	24.75
Options exercised with total intrinsic value of $3,947,000	(518,702)	19.25
Options terminated	(83,880)	24.26

Outstanding at December 31, 2008	3,275,803	22.23	6.7
Options granted	–	–
Options exercised with total intrinsic value of $112,000	(14,699)	13.67
Options terminated	(110,052)	23.73

Outstanding at December 31, 2009 with aggregate intrinsic value of $4,332,000	3,151,052	$22.22	5.0

Vested or expected to vest at December 31, 2009 with total intrinsic value of $4,313,013	3,056,520	$22.19	4.9

Exercisable at December 31, 2009 with total intrinsic value of $4,200,000	2,493,851	$22.00	4.5

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2009 exercised their options at the Company’s closing stock price on December 31, 2009.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
The Company issued no options during the year ended December 31, 2009. The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, determined that the weighted average fair value of options at the date of grant issued during the years ended December 31, 2008 and 2007 were $8.20 and $8.62, respectively, by applying the following assumptions:

	2008	2007

Applied assumptions:
Expected term/life of options in years	5.1	4.9
Forfeiture rate	3.0%	3.0%
Average risk-free interest rate	2.7%	4.7%
Volatility rate	31.9%	34.2%
Dividends	–	–
d.	Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2009:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$52,788	30,576	$1.73
Effect of dilutive securities options and non-vested shares	–	286

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$52,788	30,862	$1.71

Net earnings attributable to AmSurg Corp. per common share (basic)	$52,148	30,576	$1.71
Effect of dilutive securities options and non-vested shares	–	286

Net earnings attributable to AmSurg Corp. per common share (diluted)	$52,148	30,862	$1.69

For the year ended December 31, 2008:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$49,541	31,503	$1.57
Effect of dilutive securities options and non-vested shares	–	460

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$49,541	31,963	$1.55

Net earnings attributable to AmSurg Corp. per common share (basic)	$47,046	31,503	$1.49
Effect of dilutive securities options and non-vested shares	–	460

Net earnings attributable to AmSurg Corp. per common share (diluted)	$47,046	31,963	$1.47

For the year ended December 31, 2007:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$41,785	30,619	$1.36
Effect of dilutive securities options and non-vested shares	–	483

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$41,785	31,102	$1.34

Net earnings attributable to AmSurg Corp. per common share (basic)	$44,175	30,619	$1.44
Effect of dilutive securities options and non-vested shares	–	483

Net earnings attributable to AmSurg Corp. per common share (diluted)	$44,175	31,102	$1.42

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
10.	Income Taxes
Total income taxes expense (benefit) for the years ended December 31, 2009, 2008 and 2007 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2009	2008	2007

Income from continuing operations	$35,687	$33,101	$27,065
Discontinued operations	287	1,512	1,663
Shareholders’ equity	(2)	(1,305)	(3,945)
Other comprehensive income (loss)	646	(911)	(624)

Total	$36,618	$32,397	$24,159

Income tax expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 was comprised of the following (in thousands):

	2009	2008	2007

Current:
Federal	$17,113	$20,204	$14,798
State	4,454	4,074	2,927
Deferred:
Federal	11,950	7,401	7,783
State	2,170	1,422	1,557

Income tax expense	$35,687	$33,101	$27,065

Income tax expense from continuing operations for the years ended December 31, 2009, 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2009	2008	2007

Statutory federal income tax	$76,152	$70,217	$60,048
Less federal income tax assumed directly by noncontrolling interests	(45,185)	(41,292)	(35,950)
State income taxes, net of federal income tax benefit	4,281	3,433	2,545
Increase in valuation allowances	327	564	108
Interest related to unrecognized tax benefits	2	57	224
Other	110	122	90

Income tax expense	$35,687	$33,101	$27,065

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Interest of $18,000, $57,000 and $388,000 was recognized in the consolidated statement of earnings for the years ended December 31, 2009, 2008 and 2007, respectively, resulting in a total recognition of approximately $1,564,000 and $1,546,000 in the consolidated balance sheet at December 31, 2009 and 2008, respectively. No amounts for penalties have been recorded.
The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature. A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Balance at beginning of year	$6,190	$5,569	$4,868
Additions for tax positions of current year	576	621	701

Balance at end of year	$6,766	$6,190	$5,569

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase $437,000 within the next 12 months due to continued amortization deductions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $100,000.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008

Deferred tax assets:
Allowance for uncollectible accounts	$1,137	$1,348
Accrued assets and other	2,943	1,280
Valuation allowances	(1,066)	(676)

Total current deferred tax assets	3,014	1,952

Share-based compensation	7,269	5,490
Interest on unrecognized tax benefits	667	655
Accrued liabilities and other	3,264	4,505
Operating and capital loss carryforwards	3,875	3,553
Valuation allowances	(3,272)	(2,547)

Total non-current deferred tax assets	11,803	11,656

Total deferred tax assets	14,817	13,608

Deferred tax liabilities:
Prepaid expenses	690	574
Accrued liabilities and other	203	405
Property and equipment, principally due to differences in depreciation	1,594	724
Goodwill, principally due to differences in amortization	81,671	65,285

Total deferred tax liabilities	84,158	66,988

Net deferred tax liabilities	$69,341	$53,380

The net deferred tax liabilities at December 31, 2009 and 2008 were recorded as follows (in thousands):

	2009	2008

Current deferred income tax assets	$2,324	$1,378
Non-current deferred income tax liabilities	71,665	54,758

Net deferred tax liabilities	$69,341	$53,380

The Company has provided valuation allowances on its gross deferred tax assets to the extent that management does not believe that it is more likely than not that such asset will be realized. Capital loss carryforwards will begin to expire in 2013, and state net operating losses will begin to expire in 2015.
11.	Related Party Transactions
Certain surgery centers lease space from their physician partners at negotiated rates that management believes were equal to fair market value at the inception of the leases based on relevant market data. Certain surgery centers reimburse their physician partners for salaries and benefits and billing fees related to time spent by employees of their practices on activities of the centers at current market rates. In addition, certain centers compensate their physician partners for physician advisory services provided to the surgery centers, including medical director and performance improvement services.
Related party payments for the years ended December 31, 2009, 2008 and 2007, respectively, were as follows (in thousands):

	2009	2008	2007

Operating leases	$18,176	$14,235	$12,378
Salaries and benefits	60,298	64,132	53,374
Billing fees	9,589	9,007	7,951
Medical advisory services	1,989	1,836	1,499

Item 8.	Financial Statements and Supplementary Data – (continued)

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
12.	Employee Benefit Programs
As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2009, 2008 and 2007 were approximately $525,000, $479,000 and $416,000, respectively, and vest immediately or incrementally over five years, depending on the tenures of the respective employees for which the contributions were made.
As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets. Employer contributions to this plan for the years ended December 31, 2009, 2008 and 2007 were approximately $1,170,000, $174,000 and $130,000, respectively.
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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2009.
On December 22, 2009, the Company entered into an agreement to purchase a controlling interest in a center for $28,070,000. The consummation of the acquisition is contingent upon the satisfaction of closing conditions customary for transactions of this type. The Company anticipates closing this transaction in March 2010 and intends to fund the acquisition through a combination of operating cash flow and borrowings under its revolving credit agreement.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
14.	Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007

Cash paid during the year for:
Interest	$7,854	$10,188	$9,961
Income taxes, net of refunds	19,336	19,297	14,906

Non-cash investing and financing activities:
(Decrease) increase in accounts payable associated with acquisition of property and equipment	(1,892)	2,098	607
Capital lease obligations incurred to acquire equipment	148	970	746
Notes received for sale of a partnership interest	–	885	–
Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	162,709	134,512	178,882
Liabilities assumed and noncontrolling interests	(66,883)	(14,861)	(16,105)
Notes payable and other obligations	–	(980)	–

Payment for interests in surgery centers and related transactions	$95,826	$118,671	$162,777

15.	Subsequent Events
The Company assessed events occurring subsequent to December 31, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data – (continued)

AmSurg Corp.
Notes to the Consolidated Financial Statements – (continued)
Quarterly Statement of Earnings Data (Unaudited)
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2008 and 2009. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
			(In thousands, except per share data)

Revenues	$145,579	$150,722	$150,749	$153,057	$163,424	$168,844	$167,873	$168,611
Earnings from continuing operations before income taxes	48,311	51,411	50,257	50,641	52,853	56,366	54,856	53,501
Net earnings from continuing operations	40,395	43,017	42,240	41,867	44,307	47,001	45,912	44,669
Net earnings (loss) from discontinued operations	312	(1,163)	467	(1,209)	8	(148)	410	(809)
Net earnings	40,707	41,854	42,707	40,658	44,315	46,853	46,322	43,860

Net earnings attributable to AmSurg Corp. common shareholders:
Continuing	11,622	12,444	12,595	12,880	12,613	13,798	13,393	12,984
Discontinuing	84	(1,200)	(211)	(1,168)	3	(218)	410	(835)

Net earnings	$11,706	$11,244	$12,384	$11,712	$12,616	$13,580	$13,803	$12,149

Diluted net earnings from continuing operations per common share	$0.37	$0.39	$0.39	$0.41	$0.40	$0.45	$0.44	$0.42
Diluted net earnings per common share	$0.37	$0.35	$0.38	$0.37	$0.40	$0.44	$0.45	$0.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
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
We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2009.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the adoption of the amended provisions of ASC 805, Business Combinations, ASC 810, Consolidation, and ASC 740, Income Taxes.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 25, 2010

Item 9A.	Controls and Procedures – (continued)

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2009. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.
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
Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.
Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Election of Directors,” is incorporated herein by reference.

Item 11.	Executive Compensation
Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2009, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2009 and 2008,” is incorporated herein by reference.
Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements: See Item 8 herein.

(2)	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm	S-1
Schedule II – Valuation and Qualifying Accounts	S-2
(All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.)
(3)	Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit		Description

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2		Second Amended and Restated Rights Agreement, dated as of July 12, 2001, between AmSurg and SunTrust Bank, Atlanta, including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated by reference to Exhibit 1 to Amendment No. 2 to the Registration Statement on Form 8-A/A (filed with the Commission on July 13, 2001))

4.3		First Amendment to Second Amended and Restated Rights Agreement, dated as of April 16, 2003, by and between AmSurg and SunTrust Bank, Atlanta (incorporated by reference to Exhibit 4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.1	*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2		Third Amended and Restated Revolving Credit Agreement, dated as of July 28, 2006, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated August 1, 2006)

10.3		First Amendment to Third Amended and Restated Revolving Credit Agreement, dated as of October 29, 2007, by and among AmSurg Corp., the several banks and other financial institutions from time to time party thereto (the “Lenders”), and SunTrust Bank, in its capacity as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 2, 2007)

10.4	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.6	*	Form of Non-Qualified Stock Option Agreement – 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.7	*	Form of Restricted Stock Agreement for Non-Employee Directors – 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.8		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.9		First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10		Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.11		Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.12		Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

(3) Exhibits – (continued)

Exhibit		Description

10.13	*	Amended and Restated Supplemental Executive Retirement Savings Plan, as amended (Restated for SEC electronic purposes only and incorpated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.14	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15	*	Form of Restricted Share Award Agreement for Non-Employee Directors – 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.16	*	Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.17	*	Form of Restricted Share Award for Employees – 2006 Incentive Plan

10.18	*	Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.19	*	Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.20	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.21	*	Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 5, 2009)

10.22	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 5, 2009)

10.23	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 5, 2009)

10.24	*	Amended and Restated Employment Agreement, dated February 7, 2008, between AmSurg and Royce D. Harrell (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 13, 2008)

10.25	*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 5, 2009)

10.26	*	Employment Agreement, dated January 30, 2009, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 5, 2009)

10.27	*	Employment Agreement, dated March 23, 2009, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 27, 2009)

10.28		Schedule of Non-employee Director Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (appears on page 59)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.
February 25, 2010	By:	/s/ Christopher A. Holden
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

Signature	Title	Date

/s/ Christopher A. Holden Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ Claire M. Gulmi Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 25, 2010

/s/ Steven I. Geringer	Chairman of the Board	February 25, 2010
Steven I. Geringer

/s/ Thomas G. Cigarran	Director	February 25, 2010
Thomas G. Cigarran

/s/ James A. Deal	Director	February 25, 2010
James A. Deal

/s/ Debora A. Guthrie	Director	February 25, 2010
Debora A. Guthrie

/s/ Henry D. Herr	Director	February 25, 2010
Henry D. Herr

/s/ Kevin P. Lavender	Director	February 25, 2010
Kevin P. Lavender

/s/ Ken P. McDonald	Director	February 25, 2010
Ken P. McDonald

/s/ John W. Popp, Jr., M.D.	Director	February 25, 2010
John W. Popp, Jr., M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 25, 2010 which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of the amended provisions of ASC 805, Business Combinations, ASC 810, Consolidation, and ASC 740, Income Taxes; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 25, 2010

S-1

AmSurg Corp.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance
	Beginning	Cost and	Other	Against	at End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:

Year ended December 31, 2009	$11,757	$16,844	$1,359	$(17,585)	$12,375

Year ended December 31, 2008	$8,310	$17,169	$2,401	$(16,123)	$11,757

Year ended December 31, 2007	$6,628	$14,286	$1,885	$(14,489)	$8,310

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Item 8 Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2.”

S-2