Form 10-Q
period 2010-03-31
AMSURG CORP
filed 2010-05-07
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
Yes ☐           No ☑
     As of May 6, 2010 there were outstanding 30,921,562 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2010 (unaudited) and December 31, 2009
(Dollars in thousands)

	March 31,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$33,172	$29,377
Accounts receivable, net of allowance of $12,905 and $12,375, respectively	68,768	66,886
Supplies inventory	9,090	8,745
Deferred income taxes	2,582	2,324
Prepaid and other current assets	14,261	15,408
Current assets held for sale	26	34

Total current assets	127,899	122,774

Long-term receivables and other assets	—	56
Property and equipment, net	111,056	112,084
Goodwill, net	851,952	813,876
Intangible assets, net	9,695	9,797
Long-term assets held for sale	166	170

Total assets	$1,100,768	$1,058,757

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$5,475	$5,657
Accounts payable	13,208	14,821
Accrued salaries and benefits	15,758	18,156
Other accrued liabilities	2,554	3,208
Current income taxes payable	4,428	402
Current liabilities held for sale	31	37

Total current liabilities	41,454	42,281

Long-term debt	300,461	289,041
Deferred income taxes	75,784	71,665
Other long-term liabilities	22,147	22,036
Commitments and contingencies
Noncontrolling interests — redeemable	135,655	123,363
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value, 70,000,000 shares authorized, 30,908,862 and 30,674,525 shares outstanding, respectively	165,972	163,729
Retained earnings	355,933	343,236
Accumulated other comprehensive loss, net of income taxes	(1,610)	(1,849)

Total AmSurg Corp. equity	520,295	505,116
Noncontrolling interests — non-redeemable	4,972	5,255

Total equity	525,267	510,371

Total liabilities and equity	$1,100,768	$1,058,757

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2010 and 2009
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$172,522	$163,424

Operating expenses:
Salaries and benefits	51,854	48,992
Supply cost	23,037	19,866
Other operating expenses	37,574	34,039
Depreciation and amortization	5,797	5,647

Total operating expenses	118,262	108,544

Operating income	54,260	54,880

Interest expense	1,871	2,027

Earnings from continuing operations before income taxes	52,389	52,853

Income tax expense	8,724	8,546

Net earnings from continuing operations	43,665	44,307

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax	(153)	8

Net earnings	43,512	44,315

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	30,818	31,694
Net (loss) earnings from discontinued operations	(3)	5

Total net earnings attributable to noncontrolling interests	30,815	31,699

Net earnings attributable to AmSurg Corp. common shareholders	$12,697	$12,616

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$12,847	$12,613
Discontinued operations, net of income tax	(150)	3

Net earnings attributable to AmSurg Corp. common shareholders	$12,697	$12,616

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.43	$0.40
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.01)	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.42	$0.40

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.42	$0.40
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.01)	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.41	$0.40

Weighted average number of shares and share equivalents outstanding:
Basic	30,212	31,244
Diluted	30,716	31,406
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended March 31, 2010 and 2009
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Net earnings	$43,512	$44,315

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	239	159

Comprehensive income, net of income tax	43,751	44,474

Less comprehensive income attributable to noncontrolling interests	30,815	31,699

Comprehensive income attributable to AmSurg Corp. common shareholders	$12,936	$12,775

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity (unaudited)
Three Months Ended March 31, 2010 and 2009
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	controlling		Interests —
				Other	Interests —	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2009	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	216	—	—	—	—	—	—
Stock options exercised	19	296	—	—	—	296	—
Share-based compensation	—	1,231	—	—	—	1,231	—
Tax benefit related to exercise of stock options	—	46	—	—	—	46	—
Net earnings	—	—	12,697	—	990	13,687	29,825	$43,512

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(1,273)	(1,273)	(28,956)
Purchase of noncontrolling interest	—	674	—	—	—	674	—
Sale of noncontrolling interest	—	(4)	—	—	—	(4)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	11,423
Gain on interest rate swap, net of income tax expense of $154	—	—	—	239	—	239	—

Balance at March 31, 2010	30,909	$165,972	$355,933	$(1,610)	$4,972	$525,267	$135,655

Balance at January 1, 2009	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	152	—	—	—	—	—	—
Cancellation of restricted common stock	(7)	—	—	—	—	—	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	1,074	—	—	—	1,074	—
Net earnings	—	—	12,616	—	1,035	13,651	30,664	$44,315

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(748)	(748)	(29,197)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	9,728
Gain on interest rate swap, net of income tax expense of $102	—	—	—	159	—	159	—

Balance at March 31, 2009	30,656	$160,679	$303,704	$(2,692)	$3,164	$464,855	$74,397

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2010 and 2009
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net earnings	$43,512	$44,315
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	5,797	5,647
Share-based compensation	1,231	1,074
Excess tax benefit from share-based compensation	(46)	—
Deferred income taxes	3,706	3,734
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(966)	(4,568)
Supplies inventory	18	225
Prepaid and other current assets	1,135	2,652
Accounts payable	(1,653)	764
Accrued expenses and other liabilities	1,523	5,289
Other, net	67	180

Net cash flows provided by operating activities	54,324	59,312

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(27,675)	(16,326)
Acquisition of property and equipment	(3,510)	(7,420)
Repayment of notes receivable	—	1,522

Net cash flows used in investing activities	(31,185)	(22,224)

Cash flows from financing activities:
Proceeds from long-term borrowings	36,621	25,950
Repayment on long-term borrowings	(25,913)	(20,663)
Distributions to noncontrolling interests	(30,229)	(29,945)
Proceeds from issuance of common stock upon exercise of stock options	296	—
Repurchase of common stock	—	(12,587)
Capital contributions and ownership transactions by noncontrolling interests	(140)	—
Excess tax benefit from share-based compensation	46	—
Financing cost incurred	(25)	(2)

Net cash flows used in financing activities	(19,344)	(37,247)

Net increase (decrease) in cash and cash equivalents	3,795	(159)
Cash and cash equivalents, beginning of period	29,377	31,548

Cash and cash equivalents, end of period	$33,172	$31,389

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
Ownership interests in subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required. Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the face of the consolidated statements of income; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value. Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.
As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain of its partnership and operating agreements, to purchase the noncontrolling interests related to substantially all of certain of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests — redeemable on the Company’s consolidated balance sheets.
Center profits and losses are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.
The Company operates in one reportable business segment, the ownership and operation of ambulatory surgery centers.
These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.
The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2010 and December 31, 2009 reflect allowances for contractual adjustments of $110,878,000 and $100,088,000, respectively, and allowances for bad debt expense of $12,905,000 and $12,375,000, respectively. For the three months ended March 31, 2010 and 2009, bad debt expense was approximately $4,948,000 and $4,476,000, respectively, and is included in other operating expenses.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2010 and 2009, the Company derived approximately 32%, in both periods presented, of its revenues from governmental healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
(4) Acquisitions and Dispositions
The Company accounts for its business combinations under the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer be identified for each business combination. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control. The assets acquired, liabilities assumed and any noncontrolling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination.
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the three months ended March 31, 2010 and 2009, the Company, through a wholly owned subsidiary and in separate transactions, acquired 65% and 51% controlling interests, in one center and three centers, respectively. The aggregate amount paid for the acquisitions during the three months ended March 31, 2010 and 2009 was approximately $27,675,000 and $16,326,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition completed in the three months ended March 31, 2010 are as follows (in thousands):

Accounts receivable	$916
Supplies inventory, prepaid and other current assets	343
Property and equipment	1,140
Accounts payable	(406)
Other accrued liabilities	(2)
Long-term debt	(90)
Goodwill (approximately $26,577 deductible for tax purposes)	38,026

Total fair value	39,927
Less: Fair value attributable to noncontrolling interests	12,252

Acquisition date fair value of total consideration transferred	$27,675

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
The Company incurred and expensed in other operating expenses approximately $39,000 in acquisition related costs, primarily attorney fees, for the three months ended March 31, 2010.
Revenues and net earnings included in the three months ended March 31, 2010 associated with this acquisition are as follows (in thousands):

Three Months
Ended
March 31, 2010

Revenues	$1,250

Net earnings	490
Less: Net earnings attributable to noncontrolling interests	230

Net earnings attributable to AmSurg Corp. common shareholders	$260

The unaudited consolidated pro forma results for the three months ended March 31, 2010 and 2009, assuming all 2010 and 2009 acquisitions had been consummated on January 1, 2009, are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Revenues	$174,337	$177,440

Net earnings	43,915	48,635
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	13,012	14,310
Net earnings	12,862	14,313
Net earnings from continuing operations per common share:
Basic	$0.43	$0.46
Diluted	$0.42	$0.46
Net earnings:
Basic	$0.43	$0.46
Diluted	$0.42	$0.46
Weighted average number of shares and share equivalents:
Basic	30,212	31,244
Diluted	30,716	31,406
At March 31, 2010, the Company held one surgery center for sale that was classified as discontinued in 2008, which will either be sold in 2010 or closed as it fulfills its near-term lease obligation. The Company classified and completed the disposition of an additional center in 2009. The decision to dispose of these centers was the result of management’s assessment of the limited growth and operational opportunities at the centers. The results of operations of these centers have been classified as discontinued operations, and the 2009 period has been restated. Results of operations of all discontinued surgery centers disposed of or classified as held for sale in 2010 and 2009 for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenues	$293	$451
(Loss) earnings before income taxes	(7)	11
Net (loss) earnings	(153)	8

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(5) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of period	$813,876	$661,693
Purchase price allocations	38,076	25,740

Balance, end of period	$851,952	$687,433

Amortizable intangible assets at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$2,805	$(2,387)	$418	$2,780	$(2,310)	$470
Customer and restrictive covenant agreements	3,180	(1,668)	1,512	3,180	(1,618)	1,562

Total amortizable intangible assets	$5,985	$(4,055)	$1,930	$5,960	$(3,928)	$2,032

Amortization of intangible assets for the three months ended March 31, 2010 and 2009 was $127,000 and $122,000, respectively. Estimated amortization of intangible assets for the remainder of 2010 and the following five years and thereafter is $409,000, $388,000, $232,000, $229,000, $225,000, $224,000 and $223,000, respectively. The Company expects to recognize amortization of intangible assets over a weighted average period of 5.6 years.
At March 31, 2010 and December 31, 2009, other non-amortizable intangible assets related to restrictive covenant arrangements were $7,765,000.
(6) Long-term Debt
Long-term debt at March 31, 2010 and December 31, 2009 was comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009

Revolving credit agreement	$288,500	$276,300
Other debt	13,415	14,250
Capitalized lease arrangements	4,021	4,148

	305,936	294,698
Less current portion	5,475	5,657

Long-term debt	$300,461	$289,041

The Company’s revolving credit agreement at March 31, 2010 permits the Company to borrow up to $300,000,000 to, among other things, finance its acquisition and development projects and any stock repurchase programs at an interest rate equal to, at the Company’s option, the prime rate or LIBOR plus 0.50% to 1.50%, or a combination thereof; provides for a fee of 0.15% to 0.30% of unused commitments; prohibits the payment of dividends; and contains certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit agreement are secured primarily by a pledge of the stock of the Company’s subsidiaries that serve as the general partners of the Company’s limited partnerships and the Company’s partnership and membership interests in the limited partnerships and limited liability companies. The Company was in compliance with all covenants contained in the revolving credit agreement at March 31, 2010.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The Company expects to refinance its revolving credit agreement prior to its maturity, which based on current market conditions will result in the payment of additional fees and an increase in interest expense in future periods.
(7) Derivative Instruments
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of March 31, 2010 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap of $239,000 and $159,000 was included in other comprehensive income for the three months ended March 31, 2010 and 2009, respectively. Accumulated other comprehensive loss, net of income taxes, was $1,610,000 and $1,849,000 at March 31, 2010 and December 31, 2009, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments	Other assets, net	$ —	Other assets, net	$ —	Other long-term liabilities	$2,647	Other long-term liabilities	$3,095
(8) Fair Value Measurements
Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The inputs used by the Company to measure fair value are classified into the following fair value hierarchy:
Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3:	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of March 31, 2010 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at
		Reporting Date Using:
	March 31,
	2010	Level 1	Level 2	Level 3

Assets:
Supplemental executive retirement savings plan investments	$4,763	$—	$4,763	$—

Liabilities:
Interest rate swap agreement	$2,647	$—	$2,647	$—

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments. The fair value of the interest rate swap agreement, which is included in other long-term liabilities, was determined by a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The valuation, which represents the amount that the Company would have paid as of March 31, 2010 upon termination of the agreement, considered current interest rate swap rates, the critical terms of the agreement and interest rate projections. There were no transfers to or from Levels 1 and 2 during the quarter ended March 31, 2010.
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $62,660,000, was $60,464,000 at March 31, 2010. The fair value of variable rate long-term debt, with a carrying value of $243,276,000, was $237,874,000 at March 31, 2010. The fair value of the fixed and variable rate long-term debt as quoted above is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
(9) Shareholders’ Equity
a. Common Stock
During the three months ended March 31, 2009, the Company purchased 830,700 shares of the Company’s common stock for approximately $12,587,000, at an average price of $15 per share, which completed a $25,000,000 stock repurchase program authorized by the Company’s board of directors in September 2008. On April 22, 2009 the Company’s board of directors approved an additional stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. As of March 31, 2010, no shares had been repurchased pursuant to this plan.
b. Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant. Restricted stock granted in 2010 vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options were issued in 2009 and no options have been issued in 2010. At March 31, 2010, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,393,063 shares were available for future equity grants, including 243,786 shares available for issuance as restricted stock.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Other information pertaining to share-based activity during the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Share-based compensation expense	$1,231	$1,074
Fair value of shares vested	2,336	4,016
Cash received from option exercises	296	—
Tax benefit from option exercises	46	—
As of March 31, 2010, the Company had total unrecognized compensation cost of approximately $10,205,000 related to non-vested awards, which the Company expects to recognize through 2014 and over a weighted average period of 1.3 years.
Average outstanding share-based awards to purchase approximately 1,965,790 and 2,671,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended March 31, 2010 and 2009, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.
A summary of the status of non-vested restricted shares at March 31, 2010 and changes during the three months ended March 31, 2010 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2009	466,387	$22.29
Shares granted	215,692	21.99
Shares vested	—	—
Shares forfeited	(105)	24.75

Non-vested shares at March 31, 2010	681,974	$22.19

A summary of stock option activity for the three months ended March 31, 2010 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2009	3,151,052	$22.22	5.0
Options granted	—	—
Options exercised with total intrinsic value of $118,000	(18,750)	15.78
Options terminated	—	—

Outstanding at March 31, 2010 with aggregate intrinsic value of $3,711,000	3,132,302	$22.26	4.8

Vested or expected to vest at March 31, 2010 with aggregate intrinsic value of $3,710,264	3,038,333	$22.21	4.7

Exercisable at March 31, 2010 with aggregate intrinsic value of $3,707,000	2,621,797	$22.00	4.3
The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2010 exercised their options at the Company’s closing stock price on March 31, 2010.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2010:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$12,847	30,212	$0.43
Effect of dilutive securities options and non-vested shares	—	504

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$12,847	30,716	$0.42

Net earnings attributable to AmSurg Corp. per common share (basic)	$12,697	30,212	$0.42
Effect of dilutive securities options and non-vested shares	—	504

Net earnings attributable to AmSurg Corp. per common share (diluted)	$12,697	30,716	$0.41

For the three months ended March 31, 2009:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$12,613	31,244	$0.40
Effect of dilutive securities options and non-vested shares	—	162

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$12,613	31,406	$0.40

Net earnings attributable to AmSurg Corp. per common share (basic)	$12,616	31,244	$0.40
Effect of dilutive securities options and non-vested shares	—	162

Net earnings attributable to AmSurg Corp. per common share (diluted)	$12,616	31,406	$0.40

(10) Income Taxes
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
The Company and its subsidiaries file U.S. federal and various state tax returns. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2006.

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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2010.
(12) Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) amended the consolidation guidance related to variable interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable interest entity, and expanded the requirements for reconsideration of the primary beneficiary. Effective January 1, 2010 the Company adopted this standard, which did not have an impact on its consolidated results of operations or financial condition.
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cash paid during the period for:
Interest	$1,792	$2,111
Income taxes, net of refunds	841	168

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(397)	(2,840)
Capital lease obligations incurred to acquire equipment	396	26
Effect of acquisitions:
Assets acquired, net of cash and adjustments	40,820	26,208
Liabilities assumed and noncontrolling interests	13,145	9,882

Payment for assets acquired	$27,675	$16,326

(14) Subsequent Events
The Company assessed events occurring subsequent to March 31, 2010 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and listed below and in Part II, Item 1A. of this report, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.
Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under “Item 1A. — Risk Factors,” and in Part II, Item 1A. of this report, as well as other unknown risks and uncertainties:
•	adverse impacts on our business associated with current and future economic conditions;

•	our inability to renew or replace our revolving credit agreement when it terminates;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as our costs increase;

•	adverse developments affecting the medical practices of our physician partners;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to acquire and develop additional surgery centers on favorable terms;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability at our existing centers;

•	our ability to manage the growth in our business;

•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	adverse weather and other factors beyond our control that may affect our surgery centers;

•	our failure to comply with applicable laws and regulations;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of becoming subject to federal and state investigation;

•	the risk of regulatory changes that may obligate us to buy out the ownership interests of physicians who are minority owners of our surgery centers;

•	potential liabilities associated with our status as a general partner of limited partnerships;

•	liabilities for claims brought against our facilities;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	potential write-off of all or a portion of intangible assets; and

•	potential liabilities relating to the tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Overview
We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of March 31, 2010, we owned a majority interest (51% or greater) in 203 ASCs. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2010 and 2009. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended
	March 31,
	2010	2009

Procedures	308,306	303,026
Continuing centers in operation, end of period	203	191
Average number of continuing centers in operation, during period	202	191
New centers added during period	1	3
Centers under development, end of period	1	3
Centers held for sale, end of period	1	1
Centers under letter of intent, end of period	4	1
Of the continuing centers in operation at March 31, 2010, 142 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 17 centers performed procedures in multiple specialties and eight centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2010 include the acquisition or development of 13 to 16 surgery centers. We expect our same-center revenue to decline by 1% to 2% in 2010, compared to our recent historical average of 3% to 5% growth, due to the economic outlook in 2010, which we believe will result in reduced patient visits and surgical procedures.
While we generally own 51% of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities. The noncontrolling ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.
Sources of Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly by the physicians. In limited instances, our surgery centers provide and bill separately for anesthesia services. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32%, in both periods presented, of our revenues in the three months ended March 31, 2010 and 2009, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 79% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008 and an additional $0.07 in 2009. In November 2009, CMS announced final reimbursement rates for 2010 under the revised payment system, which included a 1.2% CPI increase to the scheduled rate for 2010. Based upon our current procedure mix, payor mix and volume,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
we believe the 2010 payment rates will reduce our net earnings per diluted share in 2010 by approximately $0.06 as compared to 2009 and that our diluted earnings per share in 2011 will be reduced by an incremental $0.06 as compared to the prior year as a result of the scheduled reduction in rates. Beginning in 2012, the scheduled phase-in of the revised rates will be completed, and reimbursement rates for our ASCs should be increased annually based upon increases in the CPI. Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Law”) provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. There can be no assurance, however, that CMS will not further revise the payment system or that any annual CPI increases will be material.
In March 2010, President Obama signed the Health Reform Law. The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that will reduce payment updates to ASCs beginning in fiscal year 2011. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.
Effective for plan years beginning on or after September 23, 2010, many health plans will be required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including colonoscopies. Beginning January 1, 2011, Medicare must also cover these preventive services without cost-sharing, and, beginning in 2013, states that provide Medicaid coverage of these preventive services without cost-sharing will receive a one percentage point increase in their federal medical assistance percentage for these services.
Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers. However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and their impact could be offset by reductions in reimbursement under the Medicare program.
Because of the many variables involved, including the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, and possible amendment or repeal, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect the Company. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on the Company at this time.
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or RAC, program. RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. The Health Reform Law expands RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement, but has announced that it expects to do so in a future rulemaking. Further, the Health Reform Law requires the Department of Health and Human Services (“HHS”) to present a plan to Congress by January 1, 2011 for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.
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
A summary of significant accounting policies is disclosed in our 2009 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2009.
Results of Operations
Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2010 same-center group, comprised of 192 centers and constituting approximately 95% of our total number of centers, had a 2% revenue decline during the three months ended March 31, 2010. Our same-center revenue was negatively impacted by approximately 2% during the three months ended March 31, 2010 due to the temporary closure of approximately 25% of our centers for winter weather conditions, particularly concentrated at and around our centers in the Northeastern United States. We also experienced an approximately 2% decline in same-center revenue during the quarter primarily related, we believe, to the soft economic environment and high unemployment, which we believe has caused patients to delay or cancel surgical procedures. This trend was generally experienced throughout our same-center base, without significant variations in any particular geography or surgical specialty. These negative factors were partially offset by higher net revenue per procedure, resulting in a 2% overall decline in our same-center revenue. We expect our same-center revenue to decline 1% to 2% in 2010.
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
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases. We expect to refinance our revolving credit agreement in May 2010, which would result in the payment of additional fees and an increase in interest expense in future periods. See “— Liquidity and Capital Resources.”
Surgery center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests after net earnings. The noncontrolling partners of our center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the center of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our center limited partnerships and limited liability companies are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.0	30.0
Supply cost	13.4	12.1
Other operating expenses	21.7	20.8
Depreciation and amortization	3.4	3.5

Total operating expenses	68.5	66.4

Operating income	31.5	33.6
Interest expense	1.1	1.3

Earnings from continuing operations before income taxes	30.4	32.3

Income tax expense	5.1	5.2

Net earnings from continuing operations, net of income tax	25.3	27.1

Discontinued operations	—	—

Net earnings	25.3	27.1

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.9	19.4
Net earnings from discontinued operations	—	—

Total net earnings attributable to noncontrolling interests	17.9	19.4

Net earnings attributable to AmSurg Corp. common shareholders	7.4%	7.7%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	7.4%	7.7%
Discontinued operations, net of income tax	—	—

Net earnings attributable to AmSurg Corp. common shareholders	7.4%	7.7%

Revenues increased $9.1 million, or 6%, to $172.5 million in the three months ended March 31, 2010 from $163.4 million in the comparable 2009 period. The number of procedures performed in our ASCs increased by 5,280, or 2%, to 308,306 in the three months ended March 31, 2010 from 303,026 in the comparable 2009 period. Our same-center procedure growth declined approximately 4% and our same-center revenue growth declined 2% during the three months ended March 31, 2010, primarily due to severe snowstorms impacting centers in several of our markets, the soft economic environment and high unemployment. The additional revenues resulted primarily from:
•	centers acquired or opened in 2009, which contributed $10.9 million of additional revenues due to having a full period of operations in 2010; and

•	center acquired in 2010, which generated $1.3 million in revenues.
Salaries and benefits increased in total by 6% to $51.9 million in the three months ended March 31, 2010 from $49.0 million in the comparable 2009 period. Salaries and benefits as a percentage of revenues were 30.0% in the three months ended March 31, 2010 and 2009. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 9% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2010. However, we experienced a 9% decrease in salaries and benefits at our corporate offices during the three months ended March 31, 2010 over the comparable 2009 period, primarily due to lower bonus expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Supply cost was $23.0 million in the three months ended March 31, 2010, an increase of $3.2 million, or 16%, over supply cost in the comparable 2009 period. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the three months ended March 31, 2010 increased by approximately $5. This increase is related to greater use of premium cataract lenses at our ophthalmology centers and procedures with greater acuity performed at our multi-specialty centers, which had a higher weighted average cost.
Other operating expenses increased $3.5 million, or 10%, to $37.6 million in the three months ended March 31, 2010 from $34.0 million in the comparable 2009 period. The additional expense in the 2010 period resulted primarily from:
•	centers acquired or opened during 2009, which resulted in an increase of $2.2 million in other operating expenses;

•	an increase of $920,000 in other operating expenses at our 2010 same-center group resulting primarily from general inflationary cost increases; and

•	center acquired during 2010, which resulted in an increase of $90,000 in other operating expenses.
Depreciation and amortization expense increased $150,000, or 3%, in the three months ended March 31, 2010 from the comparable 2009 period, primarily as a result of centers acquired since 2009 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2010, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2010, we had one center under development and two centers that had been open for less than one year.
Although our average debt outstanding was approximately 4% higher in 2010 over 2009, interest expense decreased $160,000, or 8%, to $1.9 million in the three months ended March 31, 2010 from the comparable 2009 period, primarily due to a reduced average interest rate in 2010. We expect to refinance our revolving credit agreement in May 2010, which would result in the payment of additional fees and an increase in interest expense in future periods. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $8.7 million in the three months ended March 31, 2010, compared to $8.5 million in the comparable 2009 period. Our effective tax rate in the three months ended March 31, 2010 and 2009 was 16.7% and 16.2%, respectively, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 40% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
We have one center classified as held for sale at March 31, 2010. In 2009, we sold our interest in one surgery center. Discontinued centers’ results of operations have been classified as discontinued operations in all periods presented. The net loss derived from the operations of the discontinued surgery center was $153,000 for the three months ended March 31, 2010. The net earnings derived from operations of discontinued surgery centers were $8,000 for the three months ended March 31, 2009.
Noncontrolling interests in net earnings for the three months ended March 31, 2010 increased $900,000, or 3%, from the comparable 2009 period, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. As a percentage of revenues, noncontrolling interests decreased to 17.9% in the 2010 period from 19.4% in the 2009 period, as a result of reduced center profit margins caused by lower same-center revenue growth. The net loss from discontinued operations attributable to noncontrolling interests was $3,000 in the three months ended March 31, 2010 and the net earnings from discontinued operations attributable to noncontrolling interests were $5,000 at March 31, 2009.
Liquidity and Capital Resources
Cash and cash equivalents at March 31, 2010 and 2009 were $33.2 million and $31.4 million, respectively. At March 31, 2010, we had working capital of $86.4 million, compared to $80.5 million at December 31, 2009. Operating activities for the three months ended March 31, 2010 generated $54.3 million in cash flow from operations, compared to $59.3 million in the three months ended March 31, 2010. The decrease in operating cash flow resulted primarily from higher bonus payments related to 2009 that were paid in the 2010 period. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the three months ended March 31, 2010 and 2009 were $30.2 million and $29.9 million, respectively. Distributions to noncontrolling interests increased $284,000, primarily as a result of additional centers in operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2010 and 2009, our net accounts receivable represented 34 and 37 days of revenue outstanding, respectively.
During the three months ended March 31, 2010, we had total acquisitions and capital expenditures of $31.2 million, which included:
•	$27.7 million for acquisitions of interests in ASCs and related transactions;

•	$3.9 million for new or replacement property at existing centers, including $400,000 in new capital leases; and

•	$40,000 for centers under development.
At March 31, 2010, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
During the three months ended March 31, 2010, we had net borrowings on long-term debt of $10.7 million, and at March 31, 2010 we had $288.5 million outstanding under our revolving credit agreement. At March 31, 2010, we were in compliance with all covenants contained in our revolving credit agreement.
We expect to refinance our revolving credit agreement in May 2010. The proposed new revolving credit agreement would permit us to borrow up to $375,000,000 to, among other things, finance our acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at our option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provide for a fee of 0.25% to 0.625% of unused commitments; and contain certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit agreement would mature in May 2015 and would be secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
In addition to the new revolving credit agreement, we expect to enter into a $75,000,000 private placement debt arrangement in May 2010, pursuant to which we would pay the counterparty a fixed rate of 6.04% of the amount outstanding. The note would be due in ten years, and annual principal payments would be required beginning in the fourth year. The private placement debt arrangement would contain similar covenants to that of the new revolving credit agreement.
The expected refinancing of our revolving credit agreement and additional fixed rate debt under the proposed private placement debt arrangement would result in an increase in interest expense and a decrease in operating cash flow of approximately $5.5 million in 2010.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the three months ended March 31, 2009, we repurchased 830,700 shares for $12.6 million, which completed this program. On April 22, 2009, our board of directors approved an additional stock repurchase program for up to $40.0 million of our outstanding shares of common stock to be purchased over the following 18 months. As of March 31, 2010, no shares have been repurchased pursuant to this repurchase program. We intend to fund the purchase price for any shares acquired using primarily cash generated from our operations and borrowings under our revolving credit agreement.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board amended the consolidation guidance related to variable-interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable-interest entity, and expanded the requirements for reconsideration of the primary beneficiary. Effective January 1, 2010 we adopted this standard, which did not have an impact on our consolidated results of operations or financial condition.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in

Item 3. Quantitative and Qualitative Disclosures About Market Risk — (continued)
gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2010, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2010.
As previously discussed, we expect to refinance of our revolving credit agreement and enter into a private placement debt arrangement, which will result in additional fees and interest rate spreads. Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $5.5 million in 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2010. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
The following risk factor updates the risk factors set forth under the caption “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
We depend on payments from third-party payors, including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected.
We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 33% of our revenues in 2009 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. Although the recently enacted Health Reform Law expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending. It is impossible to predict how the various components of the Health Reform Law, many of which do not take effect for several years, will affect our business and the businesses of our physician partners. Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Other Information
Not applicable.
Item 5. Exhibits
Exhibits
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

AMSURG CORP.
Date: May 7, 2010	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)