Form 10-Q
period 2010-06-30
AMSURG CORP
filed 2010-08-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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
Yes ☐ No ☑
     As of August 5, 2010 there were outstanding 30,919,909 shares of the registrant’s Common Stock, no par value.

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
June 30, 2010 (unaudited) and December 31, 2009
(Dollars in thousands)

	June 30,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$26,513	$29,377
Accounts receivable, net of allowance of $13,632 and $12,375, respectively	70,985	66,886
Supplies inventory	9,260	8,745
Deferred income taxes	2,717	2,324
Prepaid and other current assets	13,547	15,408
Current assets held for sale	28	34

Total current assets	123,050	122,774

Long-term receivables and other assets	—	56
Property and equipment, net	112,502	112,084
Goodwill, net	859,759	813,876
Intangible assets, net	13,920	9,797
Long-term assets held for sale	181	170

Total assets	$1,109,412	$1,058,757

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$5,968	$5,657
Accounts payable	12,114	14,821
Accrued salaries and benefits	15,136	18,156
Other accrued liabilities	3,398	3,208
Current income taxes payable	—	402
Current liabilities held for sale	39	37

Total current liabilities	36,655	42,281

Long-term debt	292,833	289,041
Deferred income taxes	80,498	71,665
Other long-term liabilities	21,825	22,036
Commitments and contingencies
Noncontrolling interests — redeemable	133,809	123,363
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value, 70,000,000 shares authorized, 30,918,014 and 30,674,525 shares outstanding, respectively	167,663	163,729
Retained earnings	369,075	343,236
Accumulated other comprehensive loss, net of income taxes	(1,241)	(1,849)

Total AmSurg Corp. equity	535,497	505,116
Noncontrolling interests — non-redeemable	8,295	5,255

Total equity	543,792	510,371

Total liabilities and equity	$1,109,412	$1,058,757

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009
(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$179,895	$168,844	$352,417	$332,268

Operating expenses:
Salaries and benefits	52,471	49,388	104,325	98,380
Supply cost	23,537	20,967	46,574	40,833
Other operating expenses	38,767	34,383	76,341	68,422
Depreciation and amortization	5,986	5,702	11,783	11,349

Total operating expenses	120,761	110,440	239,023	218,984

Operating income	59,134	58,404	113,394	113,284

Interest expense	3,166	2,038	5,037	4,065

Earnings from continuing operations before income taxes	55,968	56,366	108,357	109,219

Income tax expense	9,362	9,365	18,086	17,911

Net earnings from continuing operations	46,606	47,001	90,271	91,308

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income tax	22	115	(131)	123
Loss on disposal of discontinued interests in surgery centers, net of income tax	—	(263)	—	(263)

Net earnings (loss) from discontinued operations	22	(148)	(131)	(140)

Net earnings	46,628	46,853	90,140	91,168

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	33,473	33,203	64,291	64,897
Net earnings from discontinued operations	13	70	10	75

Total net earnings attributable to noncontrolling interests	33,486	33,273	64,301	64,972

Net earnings attributable to AmSurg Corp. common shareholders	$13,142	$13,580	$25,839	$26,196

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$13,133	$13,798	$25,980	$26,411
Discontinued operations, net of income tax	9	(218)	(141)	(215)

Net earnings attributable to AmSurg Corp. common shareholders	$13,142	$13,580	$25,839	$26,196

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.43	$0.45	$0.86	$0.85
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	—	(0.01)	—	(0.01)

Net earnings attributable to AmSurg Corp. common shareholders	$0.43	$0.44	$0.85	$0.85

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.43	$0.45	$0.85	$0.85
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	—	(0.01)	—	(0.01)

Net earnings attributable to AmSurg Corp. common shareholders	$0.43	$0.44	$0.84	$0.84

Weighted average number of shares and share equivalents outstanding:
Basic	30,239	30,660	30,226	30,952
Diluted	30,655	30,828	30,685	31,117
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months and Six Months Ended June 30, 2010 and 2009
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net earnings	$46,628	$46,853	$90,140	$91,168

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	369	391	608	550

Comprehensive income, net of income tax	46,997	47,244	90,748	91,718

Less comprehensive income attributable to noncontrolling interests	33,486	33,273	64,301	64,972

Comprehensive income attributable to AmSurg Corp. common shareholders	$13,511	$13,971	$26,447	$26,746

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity (unaudited)
Six Months Ended June 30, 2010 and 2009
(In thousands)

							Non-
	AmSurg Corp. Shareholders						controlling
				Accumulated	Non-		Interests-
				Other	controlling	Total	Redeemable
	Common Stock		Retained	Comprehensive	Interests-Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2009	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	211	—	—	—	—	—	—
Stock options exercised	33	542	—	—	—	542	—
Share-based compensation	—	2,540	—	—	—	2,540	—
Tax benefit related to exercise of stock options	—	69	—	—	—	69	—
Net earnings	—	—	25,839	—	2,082	27,921	62,219	$90,140

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(2,510)	(2,510)	(63,088)
Purchase of noncontrolling interest	—	893	—	—	—	893	—
Sale of noncontrolling interest	—	(110)	—	—	—	(110)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	3,468	3,468	11,315
Gain on interest rate swap, net of income tax expense of $392	—	—	—	608	—	608	—

Balance at June 30, 2010	30,918	$167,663	$369,075	$(1,241)	$8,295	$543,792	$133,809

Balance at January 1, 2009	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	162	—	—	—	—	—	—
Cancellation of restricted common stock	(12)	—	—	—	—	—	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	2,241	—	—	—	2,241	—
Net earnings	—	—	26,196	—	1,942	28,138	63,030	$91,168

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(1,684)	(1,684)	(62,799)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	2,161	2,161	12,553
Gain on interest rate swap, net of income tax expense of $355	—	—	—	550	—	550	—

Balance at June 30, 2009	30,661	$161,846	$317,284	$(2,301)	$5,296	$482,125	$75,986

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2010 and 2009
(In thousands)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$90,140	$91,168
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	11,783	11,349
Net loss on sale and impairment of long-lived assets held for sale	—	434
Share-based compensation	2,540	2,241
Excess tax benefit from share-based compensation	(69)	—
Deferred income taxes	8,045	7,141
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,882)	(3,093)
Supplies inventory	225	372
Prepaid and other current assets	1,895	545
Accounts payable	(2,773)	310
Accrued expenses and other liabilities	(2,385)	4,261
Other, net	365	264

Net cash flows provided by operating activities	106,884	114,992

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(33,201)	(19,246)
Acquisition of property and equipment	(7,531)	(11,430)
Repayment of notes receivable	—	2,147

Net cash flows used in investing activities	(40,732)	(28,529)

Cash flows from financing activities:
Proceeds from long-term borrowings	139,689	41,150
Repayment on long-term borrowings	(139,156)	(53,933)
Distributions to noncontrolling interests	(65,621)	(64,506)
Proceeds from issuance of common stock upon exercise of stock options	542	—
Repurchase of common stock	—	(12,587)
Capital contributions and ownership transactions by noncontrolling interests	(137)	23
Excess tax benefit from share-based compensation	69	—
Financing cost incurred	(4,402)	(2)

Net cash flows used in financing activities	(69,016)	(89,855)

Net decrease in cash and cash equivalents	(2,864)	(3,392)
Cash and cash equivalents, beginning of period	29,377	31,548

Cash and cash equivalents, end of period	$26,513	$28,156

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
Ownership interests in subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity. However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required. Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the face of the consolidated statements of earnings; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value. Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.
As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of substantially all of its partnership and operating agreements, to purchase the noncontrolling interests related to those partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests — redeemable on the Company’s consolidated balance sheets.
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2010 and December 31, 2009 reflect allowances for contractual adjustments of $116,025,000 and $100,088,000, respectively, and allowances for bad debt expense of $13,632,000 and $12,375,000, respectively. Bad debt expense is included in other operating expenses and was approximately $4,198,000 and $9,146,000 for the three and six months ended June 30, 2010, respectively, and $4,312,000 and $8,793,000 for the three and six months ended June 30, 2009, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the six months ended June 30, 2010 and 2009, the Company derived approximately 32%, in both periods presented, of its revenues from governmental healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
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
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the six months ended June 30, 2010 and 2009, the Company, through a wholly owned subsidiary and in separate transactions, acquired controlling interests in two centers and four centers, respectively. The aggregate amount paid for the acquisitions during the six months ended June 30, 2010 and 2009 was approximately $33,201,000 and $19,246,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the six months ended June 30, 2010 are as follows (in thousands):

Accounts receivable	$1,612
Supplies inventory, prepaid and other current assets	768
Property and equipment	1,625
Accounts payable	(982)
Other accrued liabilities	(69)
Long-term debt	(199)
Goodwill (approximately $31,300 deductible for tax purposes)	46,196

Total fair value	48,951
Less: Fair value attributable to noncontrolling interests	15,750

Acquisition date fair value of total consideration transferred	$33,201

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired tangible assets.
The Company incurred and expensed in other operating expenses approximately $125,000 and $52,000 in the six months ended June 30, 2010 and 2009, respectively, in acquisition related costs, primarily attorney fees.
Revenues and net earnings included in the six months ended June 30, 2010 and 2009 associated with these acquisitions are as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Revenues	$4,833	$4,053

Net earnings	1,660	1,511
Less: Net earnings attributable to noncontrolling interests	782	915

Net earnings attributable to AmSurg Corp. common shareholders	$878	$596

The unaudited consolidated pro forma results for the six months ended June 30, 2010 and 2009, assuming all 2010 and 2009 acquisitions had been consummated on January 1, 2009, are as follows (in thousands, except per share data):

	Six Months Ended
	June 30,
	2010	2009

Revenues	$356,257	$362,552

Net earnings	90,694	95,203
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	26,156	29,867
Net earnings	26,015	29,652
Net earnings from continuing operations per common share:
Basic	$0.87	$0.96
Diluted	$0.85	$0.96
Net earnings:
Basic	$0.86	$0.96
Diluted	$0.85	$0.95
Weighted average number of shares and share equivalents:
Basic	30,226	30,952
Diluted	30,685	31,117
At June 30, 2010, the Company held one surgery center for sale, which will either be sold in 2010 or closed as it fulfills its near-term lease obligation. The Company classified and completed the disposition of an additional center in 2009. The decision to dispose of these centers was the result of management’s assessment of the limited growth and operational opportunities at the centers. The results of operations of these centers have been classified as discontinued operations, and the 2009 period has been restated. Results of operations of all discontinued surgery centers disposed of or classified as held for sale in 2010 and 2009 for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$353	$385	$646	$836
Earnings before income taxes	27	143	20	154
Net earnings (loss)	22	115	(131)	123

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(5) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance, beginning of period	$851,952	$687,433	$813,876	$661,693
Purchase price allocations	7,807	7,709	45,883	33,449
Disposals	—	(390)	—	(390)

Balance, end of period	$859,759	$694,752	$859,759	$694,752

Amortizable intangible assets at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$4,455	$(97)	$4,358	$2,780	$(2,310)	$470
Customer and restrictive covenant agreements	3,180	(1,718)	1,462	3,180	(1,618)	1,562

Total amortizable intangible assets	$7,635	$(1,815)	$5,820	$5,960	$(3,928)	$2,032

Amortization of intangible assets for the three months ended June 30, 2010 and 2009 was $487,000 and $123,000, respectively, and for the six months ended June 30, 2010 and 2009 was $614,000 and $245,000, respectively. Estimated amortization of intangible assets for the remainder of 2010 and the following five years and thereafter is $552,000, $1,102,000 $1,102,000, $1,099,000, $1,094,000, $594,000 and $277,000, respectively. The Company expects to recognize amortization of intangible assets over a weighted average period of 5.4 years.
At June 30, 2010 and December 31, 2009, other non-amortizable intangible assets related to restrictive covenant arrangements were $8,100,000 and $7,765,000, respectively.
(6) Long-term Debt
Long-term debt at June 30, 2010 and December 31, 2009 was comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009

Revolving credit agreement	$205,600	$276,300
Fixed rate senior secured notes	75,000	—
Other debt	11,870	14,250
Capitalized lease arrangements	6,331	4,148

	298,801	294,698
Less current portion	5,968	5,657

Long-term debt	$292,833	$289,041

The Company refinanced its revolving credit facility on May 28, 2010. The new revolving credit agreement permits the Company to borrow up to $375,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provides for a fee of 0.25% to 0.625% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth. Borrowings under the revolving credit agreement will mature in May 2015 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. The Company was in compliance with all covenants contained in the revolving credit agreement at June 30, 2010.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
On May 28, 2010, the Company issued, pursuant to a note purchase agreement, $75,000,000 of 6.04% senior secured notes due May 28, 2020. The senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in year four. The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement.
(7) Derivative Instruments
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. The critical terms of the underlying hedge arrangement remained unchanged upon the refinancing of the revolving credit facility. In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of June 30, 2010 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase of $369,000 and $608,000 in the fair value of the interest rate swap, net of tax, was included in other comprehensive income for the three and six months ended June 30, 2010, respectively. An increase of $644,000 and $905,000 in the fair value of the interest rate swap, net of tax, was included in other comprehensive income for the three and six months ended June 30, 2009, respectively. Accumulated other comprehensive loss, net of income taxes, was $1,241,000 and $1,849,000 at June 30, 2010 and December 31, 2009, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as	Other		Other		Other		Other
hedging	assets,		assets,		long-term		long-term
instruments	net	$—	net	$—	liabilities	$2,095	liabilities	$3,095
(8) Fair Value Measurements
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
Effective January 1, 2010, the Company adopted the updated guidance of the Financial Accounting Standards Board (“FASB”) related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of June 30, 2010 and December 31, 2009 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at				Fair Value Measurements at
	June 30,	Reporting Date Using:			December 31,	Reporting Date Using:
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3

Assets:
Supplemental executive retirement savings plan investments	$5,356	$—	$5,356	$—	$4,544	$—	$4,544	$—

Liabilities:
Interest rate swap agreement	$2,095	$—	$2,095	$—	$3,095	$—	$3,095	$—

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments. The fair value of the interest rate swap agreement, which is included in other long-term liabilities, was determined by a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The valuation, which represents the amount that the Company would have paid as of June 30, 2010 upon termination of the agreement, considered current interest rate swap rates, the critical terms of the agreement and interest rate projections. There were no transfers to or from Levels 1 and 2 during the three and six months ended June 30, 2010.
Cash and cash equivalents, receivables and payables are reflected in the consolidated financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $139,303,000, was $137,415,000 at June 30, 2010. The fair value of variable rate long-term debt, with a carrying value of $159,498,000, was $159,498,000 at June 30, 2010. The fair value of the fixed and variable rate long-term debt as quoted above is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
(9) Shareholders’ Equity
a. Common Stock
During the six months ended June 30, 2009, the Company purchased 830,700 shares of the Company’s common stock for approximately $12,587,000, at an average price of $15 per share, which completed a $25,000,000 stock repurchase program authorized by the Company’s board of directors in September 2008. On April 22, 2009 the Company’s board of directors approved an additional stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. As of June 30, 2010, no shares had been repurchased pursuant to this plan.
b. Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors in 2010 vests in two equal installments on the first and second anniversary of the date of grant. Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted in 2010 vests over four years in three equal installments beginning on the second anniversary of the date of grant. Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options were issued in 2009 or 2010. At June 30, 2010, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,399,155 shares were available for future equity grants, including 748,934 shares available for issuance as awards other than stock options or stock appreciation rights, which includes an increase of 500,000 shares available for restricted stock awards pursuant to an amendment to the 2006 Stock Incentive Plan adopted in May 2010.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Other information pertaining to share-based activity during the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Share-based compensation expense	$1,309	$1,167	$2,540	$2,241
Fair value of shares vested	206	427	2,542	4,425
Cash received from option exercises	248	—	542	—
Tax benefit from option exercises	23	—	69	—
As of June 30, 2010, the Company had total unrecognized compensation cost of approximately $10,189,000 related to non-vested awards, which the Company expects to recognize through 2014 and over a weighted average period of 1.3 years.
Average outstanding share-based awards to purchase approximately 2,262,142 and 2,624,606 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended June 30, 2010 and 2009, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.
A summary of the status of non-vested restricted shares at June 30, 2010 and changes during the six months ended June 30, 2010 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2009	466,387	$22.29
Shares granted	231,708	21.95
Shares vested	(4,380)	20.42
Shares forfeited	(21,269)	21.93

Non-vested shares at June 30, 2010	672,446	$22.19

A summary of stock option activity for the six months ended June 30, 2010 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2009	3,151,052	$22.22	5.0
Options granted	—	—
Options exercised with total intrinsic value of $181,000	(33,050)	16.47
Options terminated	(17,538)	23.33

Outstanding at June 30, 2010 with aggregate intrinsic value of $1,311,000	3,100,464	$22.28	4.6

Vested or expected to vest at June 30, 2010 with aggregate intrinsic value of $1,311,000	3,007,450	$22.23	4.5

Exercisable at June 30, 2010 with aggregate intrinsic value of $1,311,000	2,616,872	$22.04	4.1
The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2010 exercised their options at the Company’s closing stock price on June 30, 2010.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2010:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$13,133	30,239	$0.43	$25,980	30,226	$0.86
Effect of dilutive securities options and non-vested shares	—	416		—	459

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$13,133	30,655	$0.43	$25,980	30,685	$0.85

Net earnings attributable to AmSurg Corp. per common share (basic)	$13,142	30,239	$0.43	$25,839	30,226	$0.85
Effect of dilutive securities options and non-vested shares	—	416		—	459

Net earnings attributable to AmSurg Corp. per common share (diluted)	$13,142	30,655	$0.43	$25,839	30,685	$0.84

2009:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$13,798	30,660	$0.45	$26,411	30,952	$0.85
Effect of dilutive securities options and non-vested shares	—	168		—	165

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$13,798	30,828	$0.45	$26,411	31,117	$0.85

Net earnings attributable to AmSurg Corp. per common share (basic)	$13,580	30,660	$0.44	$26,196	30,952	$0.85
Effect of dilutive securities options and non-vested shares	—	168		—	165

Net earnings attributable to AmSurg Corp. per common share (diluted)	$13,580	30,828	$0.44	$26,196	31,117	$0.84

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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2010.
(12) Recent Accounting Pronouncements
In June 2009, the FASB amended the consolidation guidance related to variable interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable interest entity, and expanded the requirements for reconsideration of the primary beneficiary. Effective January 1, 2010 the Company adopted this standard, which did not have an impact on its consolidated results of operations or financial condition.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Cash paid during the period for:
Interest	$4,265	$4,037
Income taxes, net of refunds	9,332	7,970

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(464)	(2,866)
Capital lease obligations incurred to acquire equipment	3,270	127
Effect of acquisitions:
Assets acquired, net of cash and adjustments	50,311	34,578
Liabilities assumed and noncontrolling interests	17,110	15,332

Payment for assets acquired	$33,201	$19,246

(14) Subsequent Events
The Company assessed events occurring subsequent to June 30, 2010 for potential recognition and disclosure in the consolidated financial statements. In July and August 2010, the Company, through a wholly owned subsidiary and in two separate transactions, acquired a majority interest in two centers for an aggregate purchase price of approximately $8,500,000.

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
We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of June 30, 2010, we owned a majority interest (51% or greater) in 204 ASCs. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and six months ended June 30, 2010 and 2009. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Procedures	324,504	313,797	632,810	616,823
Continuing centers in operation, end of period	204	193	204	193
Average number of continuing centers in operation, during period	204	192	203	191
New centers added during period	1	2	2	5
Centers under development, end of period	1	2	1	2
Centers held for sale, end of period	1	2	1	2
Centers under letter of intent, end of period	6	1	6	1
Of the continuing centers in operation at June 30, 2010, 142 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 18 centers performed procedures in multiple specialties and eight centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2010 include the acquisition or development of 13 to 16 surgery centers. We expect our same-center revenue to decline by 1% to 2% in 2010 due to the current economic environment, which we believe will result in reduced patient visits and surgical procedures.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32%, in both periods presented, of our revenues in the six months ended June 30, 2010 and 2009, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase in of the revised rates over four years, beginning January 1, 2008; and

•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index, or CPI, net of a productivity adjustment.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 79% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008 and an additional $0.07 in 2009. In November 2009, CMS announced final reimbursement rates for 2010 under the revised payment system, which included a 1.2% CPI increase to the scheduled rate for 2010. Based upon our current procedure mix, payor mix and volume,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
we believe the 2010 payment rates will reduce our net earnings per diluted share in 2010 by approximately $0.06 as compared to 2009 and that our diluted earnings per share in 2011 will be reduced by an incremental $0.07 as compared to the prior year as a result of the scheduled reduction in rates, which reflect a 1.6% CPI increase and a 1.6% productivity adjustment decrease. Beginning in 2012, the scheduled phase-in of the revised rates will be completed, and reimbursement rates for our ASCs should be increased annually based upon increases in the CPI, net of a productivity adjustment. Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Law”) provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. There can be no assurance, however, that CMS will not further revise the payment system or that any annual CPI increases will be material.
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
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or RAC, program. RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. The Health Reform Law expands the RAC program’s scope to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement, but has announced that it expects to do so in a future rulemaking. Further, the Health Reform Law requires the Department of Health and Human Services, or HHS, to present a plan to Congress by January 1, 2011 for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2010 same-center group, comprised of 192 centers and constituting approximately 95% of our total number of centers, had a 2% revenue decline during the three and six months ended June 30, 2010. We believe this decline is primarily related to the soft economic environment and high unemployment, which we believe has caused patients to delay or cancel surgical procedures. This trend was generally experienced throughout our same-center base, without significant variations in any particular geography or surgical specialty. We expect our same-center revenue to decline 1% to 2% for 2010.
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
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases. We refinanced our revolving credit facility in May 2010, which resulted in the payment of additional fees and an increase in interest expense in future periods. See “— Liquidity and Capital Resources.”
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	29.2	29.2	29.6	29.6
Supply cost	13.1	12.4	13.2	12.3
Other operating expenses	21.5	20.4	21.7	20.6
Depreciation and amortization	3.3	3.4	3.3	3.4

Total operating expenses	67.1	65.4	67.8	65.9

Operating income	32.9	34.6	32.2	34.1
Interest expense	1.8	1.2	1.5	1.2

Earnings from continuing operations before income taxes	31.1	33.4	30.7	32.9

Income tax expense	5.2	5.6	5.1	5.4

Net earnings from continuing operations, net of income tax	25.9	27.8	25.6	27.5

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	0.1	—	—
Loss on disposal of discontinued interests in surgery centers, net of income tax benefit	—	(0.2)	—	(0.1)

Net loss from discontinued operations	—	(0.1)	—	(0.1)

Net earnings	25.9	27.7	25.6	27.4

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	18.6	19.7	18.3	19.5
Net earnings from discontinued operations	—	—	—	—

Total net earnings attributable to noncontrolling interests	18.6	19.7	18.3	19.5

Net earnings attributable to AmSurg Corp. common shareholders	7.3%	8.0%	7.3%	7.9%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	7.3%	8.1%	7.3%	8.0%
Discontinued operations, net of income tax	—	(0.1)	—	(0.1)

Net earnings attributable to AmSurg Corp. common shareholders	7.3%	8.0%	7.3%	7.9%

Revenues increased $11.1 million, or 7%, to $179.9 million and $20.1 million, or 6%, to $352.4 million in the three and six months ended June 30, 2010, respectively, from $168.8 million and $332.3 million in the comparable 2009 periods. The number of procedures performed in our ASCs increased by 10,707, or 3%, to 324,504 and 15,987, or 3%, to 632,810 in the three and six months ended June 30, 2010, respectively, from 313,797 and 616,823 in the comparable 2009 periods. Our same-center revenue growth declined approximately 2% during the three and six months ended June 30, 2010, primarily due to the soft economic environment and high unemployment, which we believe has resulted in reduced patient visits and surgical procedures. The increase in procedure and revenue growth is attributable to the additional centers acquired in 2009 and 2010 as follows:
•	centers acquired or opened in 2009, which contributed $10.9 million and $21.8 million of additional revenues in the three and six months ended June 30, 2010, respectively, due to having a full period of operations in 2010; and

•	centers acquired in 2010, which generated $3.6 million and $4.8 million in revenues during the three and six months ended June 30, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Salaries and benefits increased in total by 6% to $52.5 million and $104.3 million in the three and six months ended June 30, 2010, respectively, from $49.4 million and $98.4 million in the comparable 2009 periods. Salaries and benefits as a percentage of revenues were 29.2% and 29.6% in the three and six months ended June 30, 2010, consistent with comparable prior year periods. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 9% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2010. However, we experienced a 9% decrease in salaries and benefits at our corporate offices during the three and six months ended June 30, 2010, over the comparable 2009 periods, primarily due to lower bonus expense.
Supply cost was $23.5 million and $46.6 million in the three and six months ended June 30, 2010, respectively, an increase of $2.6 million and $5.7 million, or 12% and 14%, over supply cost in the comparable 2009 periods. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the six months ended June 30, 2010, increased by approximately $7. This increase is related to greater use of premium cataract lenses at our ophthalmology centers and procedures with greater acuity performed at our multi-specialty centers, which had a higher weighted average cost.
Other operating expenses increased $4.4 million, or 13%, and $7.9 million, or 12%, to $38.8 million and $76.3 million in the three and six months ended June 30, 2010, respectively, from $34.4 million and $68.4 million in the comparable 2009 periods. The additional expense in the 2010 periods resulted primarily from:
•	centers acquired or opened during 2009, which resulted in an increase of $1.9 million and $4.2 million in other operating expenses in the three and six months ended June 30, 2010, respectively;

•	an increase of $500,000 and $1.4 million in other operating expenses at our 2010 same-center group in the three and six months ended June 30, 2010, respectively, resulting primarily from general inflationary cost increases; and

•	centers acquired during 2010, which resulted in an increase of $420,000 and $510,000 in the three and six months ended June 30, 2010, respectively, in other operating expenses.
Depreciation and amortization expense increased $290,000, or 5%, and $440,000, or 4%, in the three and six months ended June 30, 2010, respectively, from the comparable 2009 periods, primarily as a result of centers acquired since 2009 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
We anticipate further increases in operating expenses in 2010, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2010, we had one center under development and one center that had been open for less than one year.
Interest expense increased $1.1 million, or 55%, and $1.0 million, or 24%, to $3.2 million and $5.0 million in the three and six months ended June 30, 2010, respectively, from $2.0 million and $4.1 million in the comparable 2009 periods. We refinanced our revolving credit facility in May 2010, which resulted in an increase of approximately $1.0 million in interest expense in the three and six months ended June 30, 2010, due to higher interest rates under the refinanced debt and write-off of remaining unamortized deferred financing cost. See “— Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $9.4 million and $18.1 million in the three and six months ended June 30, 2010, compared to $9.4 million and $17.9 million in the comparable 2009 periods. Our effective tax rate in the six months ended June 30, 2010 and 2009 was 16.7% and 16.4%, respectively, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. In the three and six months ended June 30, 2010, we had additional income tax expense of approximately $300,000 related to the recognition of a disallowed state tax deduction from prior years. Because we deduct goodwill amortization for tax purposes only, approximately 40% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
We have one center classified as held for sale at June 30, 2010. The net earnings derived from the operations of the discontinued surgery center held for sale were $22,000 and the net loss was $131,000 for the three and six months ended June 30, 2010, respectively. In 2009, we sold our interest in one surgery center. The net earnings derived from operations of discontinued surgery centers were $115,000 and $123,000 for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, we recognized an after tax loss on the disposition of the center sold in 2009 of $263,000. Discontinued centers’ results of operations and losses associated with the disposition have been classified as discontinued operations in all periods presented.
Noncontrolling interests in net earnings for the three and six months ended June 30, 2010 increased $270,000, or 1%, and $600,000, or 1%, from the comparable 2009 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. As a percentage of revenues, noncontrolling interests decreased to 18.6% in the 2010 period from 19.7% in the 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
period, and to 18.3% from 19.5% in the three and six months ended June 30, 2010, respectively, as a result of reduced center profit margins caused by lower same-center revenue growth. The net earnings from discontinued operations attributable to noncontrolling interests was $13,000 and $10,000 in the three and six months ended June 30, 2010, respectively, and the net earnings from discontinued operations attributable to noncontrolling interests were $70,000 and $75,000 during the three and six months ended June 30, 2009, respectively.
Liquidity and Capital Resources
Cash and cash equivalents at June 30, 2010 and 2009 were $26.5 million and $28.2 million, respectively. At June 30, 2010, we had working capital of $86.4 million, compared to $80.5 million at December 31, 2009. Operating activities for the six months ended June 30, 2010 generated $106.9 million in cash flow from operations, compared to $115.0 million in the six months ended June 30, 2009. The decrease in operating cash flow resulted primarily from higher corporate bonus payments related to 2009 that were paid in the 2010 period. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the six months ended June 30, 2010 and 2009 were $65.6 million and $64.5 million, respectively. Distributions to noncontrolling interests increased $1.1 million, primarily as a result of additional centers in operation.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2010 and 2009, our net accounts receivable represented 33 and 35 days of revenue outstanding, respectively.
During the six months ended June 30, 2010, we had total acquisitions and capital expenditures of $40.7 million, which included:
•	$33.2 million for acquisitions of interests in ASCs and related transactions;

•	$10.2 million for new or replacement property at existing centers, including $3.3 million in new capital leases; and

•	$560,000 for centers under development.
At June 30, 2010, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $5.4 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
During the six months ended June 30, 2010, we had net borrowings on long-term debt of $533,000, and at June 30, 2010 we had $205.6 million outstanding under our revolving credit agreement and $75.0 million outstanding in senior secured notes. At June 30, 2010, we were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.
We refinanced our revolving credit facility on May 28, 2010. Our new revolving credit agreement permits us to borrow up to $375.0 to, among other things, finance our acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at our option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provide for a fee of 0.25% to 0.625% of unused commitments; and contain certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit agreement mature in May 2015 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
On May 28, 2010, we issued, pursuant to a note purchase agreement, $75.0 million of 6.04% senior secured notes due May 29, 2020. The senior secured notes are pari passu with the indebtedness under our revolving credit facility and require payment of principal beginning in year four. The note purchase agreement governing the senior secured notes contains covenants similar to the covenants contained in the revolving credit agreement.
The refinancing of our revolving credit facility and additional fixed rate debt under the private placement debt arrangement will result in an increase in interest expense and a decrease in operating cash flow of approximately $5.5 million in 2010.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the six months ended June 30, 2009, we repurchased 830,700 shares for $12.6 million, which completed this program. On April 22, 2009, our board of directors approved an additional stock repurchase program for up to $40.0 million of our outstanding shares of common stock to be purchased over the following 18 months. As of June 30, 2010, no shares have been repurchased

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
pursuant to this repurchase program. We intend to fund the purchase price for any shares acquired using primarily cash generated from our operations and borrowings under our revolving credit agreement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2010, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $970,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2010.
As previously discussed, we refinanced our revolving credit facility and entered into a private placement debt arrangement, which will result in additional fees and interest rate spreads. Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $5.5 million in 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2010. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.        Defaults Upon Senior Securities
Not applicable.
Item 4.        [Removed and Reserved]
Not applicable.
Item 5.        Other Information
Not applicable.
Item 6.        Exhibits
Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for the three and six month periods ended June 30, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2010 and 2009, (iv) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2010 and 2009 and (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2009.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.
Date: August 6, 2010	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)