Form 10-Q
period 2010-09-30
AMSURG CORP
filed 2010-11-05
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
Yes ☐ No ☑
     As of November 4, 2010 there were outstanding 30,933,458 shares of the registrant’s Common Stock, no par value.

i

Part I
Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
September 30, 2010 (unaudited) and December 31, 2009
(Dollars in thousands)

	September 30,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$28,797	$29,377
Accounts receivable, net of allowance of $13,201 and $12,375, respectively	71,270	66,886
Supplies inventory	9,145	8,745
Deferred income taxes	2,652	2,324
Prepaid and other current assets	15,629	15,408
Current assets held for sale	232	34

Total current assets	127,725	122,774

Long-term receivables and other assets	—	56
Property and equipment, net	111,487	112,084
Goodwill, net	873,797	813,876
Intangible assets, net	13,679	9,797
Long-term assets held for sale	48	170

Total assets	$1,126,736	$1,058,757

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$5,750	$5,657
Accounts payable	12,436	14,821
Accrued salaries and benefits	15,928	18,156
Other accrued liabilities	3,446	3,208
Current income taxes payable	—	402
Current liabilities held for sale	169	37

Total current liabilities	37,729	42,281

Long-term debt	284,842	289,041
Deferred income taxes	86,117	71,665
Other long-term liabilities	20,880	22,036
Commitments and contingencies
Noncontrolling interests – redeemable	139,436	123,363
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Equity:
Common stock, no par value, 70,000,000 shares authorized, 30,925,206 and 30,674,525 shares outstanding, respectively	168,212	163,729
Retained earnings	382,193	343,236
Accumulated other comprehensive loss, net of income taxes	(908)	(1,849)

Total AmSurg Corp. equity	549,497	505,116
Noncontrolling interests – non-redeemable	8,235	5,255

Total equity	557,732	510,371

Total liabilities and equity	$1,126,736	$1,058,757

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009
(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$180,275	$167,873	$532,692	$500,141

Operating expenses:
Salaries and benefits	54,400	51,328	158,725	149,708
Supply cost	23,900	20,365	70,474	61,198
Other operating expenses	37,740	33,660	114,081	102,082
Depreciation and amortization	7,113	5,743	18,896	17,092

Total operating expenses	123,153	111,096	362,176	330,080

Operating income	57,122	56,777	170,516	170,061

Interest expense	4,042	1,921	9,079	5,986

Earnings from continuing operations before income taxes	53,080	54,856	161,437	164,075

Income tax expense	7,880	8,944	25,966	26,855

Net earnings from continuing operations	45,200	45,912	135,471	137,220

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers, net of income tax	32	(1)	(99)	122
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax	(97)	411	(97)	148

Net (loss) earnings from discontinued operations	(65)	410	(196)	270

Net earnings	45,135	46,322	135,275	137,490

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	31,997	32,519	96,288	97,416
Net earnings from discontinued operations	20	—	30	75

Total net earnings attributable to noncontrolling interests	32,017	32,519	96,318	97,491

Net earnings attributable to AmSurg Corp. common shareholders	$13,118	$13,803	$38,957	$39,999

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$13,203	$13,393	$39,183	$39,804
Discontinued operations, net of income tax	(85)	410	(226)	195

Net earnings attributable to AmSurg Corp. common shareholders	$13,118	$13,803	$38,957	$39,999

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.44	$0.44	$1.30	$1.30
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	—	0.01	(0.01)	0.01

Net earnings attributable to AmSurg Corp. common shareholders	$0.43	$0.46	$1.29	$1.30

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.43	$0.44	$1.28	$1.29
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	—	0.01	(0.01)	0.01

Net earnings attributable to AmSurg Corp. common shareholders	$0.43	$0.45	$1.27	$1.29

Weighted average number of shares and share equivalents outstanding:
Basic	30,251	30,195	30,234	30,699
Diluted	30,620	30,528	30,663	30,921
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months and Nine Months Ended September 30, 2010 and 2009
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings	$45,135	$46,322	$135,275	$137,490

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	333	150	941	700

Comprehensive income, net of income tax	45,468	46,472	136,216	138,190

Less comprehensive income attributable to noncontrolling interests	32,017	32,519	96,318	97,491

Comprehensive income attributable to AmSurg Corp. common shareholders	$13,451	$13,953	$39,898	$40,699

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity (unaudited)
Nine Months Ended September 30, 2010 and 2009
(In thousands)

							Non-
	AmSurg Corp. Shareholders				Non-		controlling
				Accumulated	controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2009	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	231	—	—	—	—	—	—
Cancellation of restricted common stock	(23)	—	—	—	—	—	—
Stock options exercised	43	683	—	—	—	683	—
Share-based compensation	—	3,425	—	—	—	3,425	—
Change in tax benefit related to exercise of stock options	—	(16)	—	—	—	(16)	—
Net earnings	—	—	38,957	—	3,278	42,235	93,040	$135,275

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(3,766)	(3,766)	(94,872)
Purchase of noncontrolling interest	—	893	—	—	(137)	756	(1,046)
Sale of noncontrolling interest	—	(502)	—	—	219	(283)	614
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	3,386	3,386	18,337
Gain on interest rate swap, net of income tax expense of $607	—	—	—	941	—	941	—

Balance at September 30, 2010	30,925	$168,212	$382,193	$(908)	$8,235	$557,732	$139,436

Balance at January 1, 2009	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	162	—	—	—	—	—	—
Cancellation of restricted common stock	(14)	—	—	—	—	—	—
Stock options exercised	12	178	—	—	—	178	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	3,102	—	—	—	3,102	—
Change in tax benefit related to exercise of stock options	—	1	—	—	—	1	—
Net earnings	—	—	39,999	—	2,987	42,986	94,504	$137,490

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(2,858)	(2,858)	(94,246)
Sale of noncontrolling interest	—	(80)	—	—	—	(80)	90
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	2,161	2,161	12,546
Gain on interest rate swap, net of income tax expense of $451	—	—	—	700	—	700	—

Balance at September 30, 2009	30,671	$162,806	$331,087	$(2,151)	$5,167	$496,909	$76,096

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2010 and 2009
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net earnings	$135,275	$137,490
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	18,896	17,092
Net loss on sale of long-lived assets held for sale	159	434
Share-based compensation	3,425	3,102
Excess tax benefit from share-based compensation	(81)	(27)
Deferred income taxes	13,417	11,240
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,953)	(2,102)
Supplies inventory	360	376
Prepaid and other current assets	(180)	1,021
Accounts payable	(2,253)	(944)
Accrued expenses and other liabilities	(1,948)	8,138
Other, net	639	248

Net cash flows provided by operating activities	164,756	176,068

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(41,615)	(19,705)
Acquisition of property and equipment	(13,500)	(16,509)
Proceeds from sale of surgery centers	—	898
Repayment of notes receivable	—	1,666

Net cash flows used in investing activities	(55,115)	(33,650)

Cash flows from financing activities:
Proceeds from long-term borrowings	156,589	52,459
Repayment on long-term borrowings	(164,537)	(87,049)
Distributions to noncontrolling interests	(98,661)	(97,195)
Proceeds from issuance of common stock upon exercise of stock options	683	178
Repurchase of common stock	—	(12,587)
Capital contributions and ownership transactions by noncontrolling interests	64	858
Excess tax benefit from share-based compensation	81	27
Financing cost incurred	(4,440)	(11)

Net cash flows used in financing activities	(110,221)	(143,320)

Net decrease in cash and cash equivalents	(580)	(902)
Cash and cash equivalents, beginning of period	29,377	31,548

Cash and cash equivalents, end of period	$28,797	$30,646

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
As further described in note 11, upon the occurrence of certain fundamental regulatory changes, the Company would be obligated, under the terms of substantially all of its partnership and operating agreements, to purchase the noncontrolling interests related to those partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at September 30, 2010 and December 31, 2009 reflect allowances for contractual adjustments of $116,928,000 and $100,088,000, respectively, and allowances for bad debt expense of $13,201,000 and $12,375,000, respectively. Bad debt expense is included in other operating expenses and was approximately $4,239,000 and $13,385,000 for the three and nine months ended September 30, 2010, respectively, and $4,315,000 and $13,085,000 for the three and nine months ended September 30, 2009, respectively.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the nine months ended September 30, 2010 and 2009, the Company derived approximately 32%, in both periods presented, of its revenues from governmental healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
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
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the nine months ended September 30, 2010 and 2009, the Company, through a wholly owned subsidiary and in separate transactions, acquired controlling interests in four centers and five centers, respectively. The aggregate amount paid for the acquisitions during the nine months ended September 30, 2010 and 2009 was approximately $41,615,000 and $19,705,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the nine months ended September 30, 2010 are as follows (in thousands):

Accounts receivable	$2,033
Supplies inventory, prepaid and other current assets	792
Property and equipment	1,720
Accounts payable	(1,077)
Other accrued liabilities	(90)
Long-term debt	(199)
Goodwill (approximately $39,600 deductible for tax purposes)	60,250

Total fair value	63,429
Less: Fair value attributable to noncontrolling interests	21,814

Acquisition date fair value of total consideration transferred	$41,615

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
The Company incurred and expensed in other operating expenses approximately $189,000 and $104,000 in the nine months ended September 30, 2010 and 2009, respectively, in acquisition related costs, primarily attorney fees.
Revenues and net earnings included in the nine months ended September 30, 2010 and 2009 associated with these acquisitions are as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$10,071	$6,882

Net earnings	3,246	2,389
Less: Net earnings attributable to noncontrolling interests	1,597	1,448

Net earnings attributable to AmSurg Corp. common shareholders	$1,649	$941

The unaudited consolidated pro forma results for the nine months ended September 30, 2010 and 2009, assuming all 2010 and 2009 acquisitions had been consummated on January 1, 2009, are as follows (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2010	2009

Revenues	$539,655	$549,424

Net earnings	136,727	148,364
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	39,688	45,405
Net earnings	39,462	45,600
Net earnings from continuing operations per common share:
Basic	$1.31	$1.48
Diluted	$1.29	$1.47
Net earnings:
Basic	$1.31	$1.49
Diluted	$1.29	$1.47
Weighted average number of shares and share equivalents:
Basic	30,234	30,699
Diluted	30,663	30,921
At September 30, 2010, the Company held one surgery center for sale, which was subsequently sold in October 2010. The Company classified and completed the disposition of an additional center in 2009. The decision to dispose of these centers was the result of management’s assessment of the limited growth and operational opportunities at the centers. The results of operations of these centers have been classified as discontinued operations in all periods presented. Results of operations of all discontinued surgery centers disposed of or classified as held for sale in 2010 and 2009 for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$362	$431	$1,008	$1,268
Earnings before income taxes	40	(1)	60	153
Net earnings (loss)	32	(1)	(99)	122

Item 1. Financial Statements – (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)
(5) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$859,759	$694,752	$813,876	$661,693
Purchase price allocations	14,053	(685)	59,936	32,764
Disposals	(15)	—	(15)	(390)

Balance, end of period	$873,797	$694,067	$873,797	$694,067

Amortizable intangible assets at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$4,493	$(326)	$4,167	$2,780	$(2,310)	$470
Customer and restrictive covenant agreements	3,180	(1,768)	1,412	3,180	(1,618)	1,562

Total amortizable intangible assets	$7,673	$(2,094)	$5,579	$5,960	$(3,928)	$2,032

Amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $278,000 and $123,000, respectively, and for the nine months ended September 30, 2010 and 2009 was $892,000 and $368,000, respectively. Estimated amortization of intangible assets for the remainder of 2010 and the following five years and thereafter is $278,000, $1,108,000, $1,108,000, $1,105,000, $1,101,000, $598,000 and $281,000, respectively. The Company expects to recognize amortization of intangible assets over a weighted average period of 5.2 years.
At September 30, 2010 and December 31, 2009, other non-amortizable intangible assets related to restrictive covenant arrangements were $8,100,000 and $7,765,000, respectively.
(6) Long-term Debt
Long-term debt at September 30, 2010 and December 31, 2009 was comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009

Revolving credit agreement	$199,000	$276,300
Fixed rate senior secured notes	75,000	—
Other debt	10,803	14,250
Capitalized lease arrangements	5,789	4,148

	290,592	294,698
Less current portion	5,750	5,657

Long-term debt	$284,842	$289,041

The Company refinanced its revolving credit facility on May 28, 2010. The new revolving credit agreement permits the Company to borrow up to $375,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provides for a fee of 0.25% to 0.625% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth. Borrowings under the revolving credit agreement mature in May 2015 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. The Company was in compliance with all covenants contained in the revolving credit agreement at September 30, 2010.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)
On May 28, 2010, the Company issued, pursuant to a note purchase agreement, $75,000,000 of 6.04% senior secured notes due May 28, 2020. The senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in year four. The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement. The Company was in compliance with all covenants contained in the note purchase agreement at September 30, 2010.
(7) Derivative Instruments
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit facility. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. The critical terms of the underlying hedge arrangement remained unchanged upon the refinancing of the revolving credit facility. In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of September 30, 2010 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase of $333,000 and $941,000 in the fair value of the interest rate swap, net of tax, was included in other comprehensive income for the three and nine months ended September 30, 2010, respectively. An increase of $150,000 and $700,000 in the fair value of the interest rate swap, net of tax, was included in other comprehensive income for the three and nine months ended September 30, 2009, respectively. Accumulated other comprehensive loss, net of income taxes, was $908,000 and $1,849,000 at September 30, 2010 and December 31, 2009, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$1,548	Other long-term liabilities	$3,095
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
In determining the fair value of assets and liabilities that are measured on a recurring basis, the following measurement methods were applied as of September 30, 2010 and December 31, 2009 and were commensurate with the market approach (in thousands):

		Fair Value Measurements at				Fair Value Measurements at
	September 30,	Reporting Date Using:			December 31,	Reporting Date Using:
	2010	Level 1	Level 2	Level 3	2009	Level 1	Level 2	Level 3

Assets:
Supplemental executive retirement savings plan investments	$5,897	$—	$5,897	$—	$4,544	$—	$4,544	$—

Liabilities:
Interest rate swap agreement	$1,548	$—	$1,548	$—	$3,095	$—	$3,095	$—

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments. The fair value of the interest rate swap agreement, which is included in other long-term liabilities, was determined by a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The valuation, which represents the amount that the Company would have paid as of September 30, 2010 upon termination of the agreement, considered current interest rate swap rates, the critical terms of the agreement and interest rate projections. There were no transfers to or from Levels 1 and 2 during the three and nine months ended September 30, 2010.
Cash and cash equivalents, receivables and payables are reflected in the consolidated financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $137,929,000, was $139,640,000 at September 30, 2010. The fair value of variable rate long-term debt approximates its carrying value of $152,663,000 at September 30, 2010. The fair value of fixed rate long-term debt, with a carrying value of $63,348,000, was $59,548,000 and the fair value of variable-rate long-term debt, with a carrying value of $231,350,000, was $227,536,000 at December 31, 2009. The fair value of the fixed and variable rate long-term debt as quoted above is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
(9) Shareholders’ Equity
a. Common Stock
During the nine months ended September 30, 2009, the Company purchased 830,700 shares of the Company’s common stock for approximately $12,587,000, at an average price of $15 per share, which completed a $25,000,000 stock repurchase program authorized by the Company’s board of directors in September 2008. On April 22, 2009 the Company’s board of directors approved an additional stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. As of September 30, 2010, no shares had been repurchased pursuant to this plan.
b. Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors in 2010 vests in two equal installments on the first and second anniversary of the date of grant. Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term, and is restricted from trading for five years from the date of grant. Restricted stock granted to employees in 2010 vests over four years in three equal installments beginning on the second anniversary of the date of grant. Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options were granted in 2009 or 2010. At September 30, 2010, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,466,164 shares were available for future equity grants, including 753,391 shares available for issuance as awards other than stock options or stock appreciation rights.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)
Other information pertaining to share-based activity during the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Share-based compensation expense	$885	$861	$3,425	$3,102
Fair value of shares vested	242	517	2,809	4,994
Cash received from option exercises	141	178	683	178
Tax benefit from option exercises	12	27	81	27
As of September 30, 2010, the Company had total unrecognized compensation cost of approximately $8,700,000 related to non-vested awards, which the Company expects to recognize through 2014 and over a weighted average period of 1.2 years.
Average outstanding share-based awards to purchase approximately 2,346,580 and 2,622,655 shares of common stock that had an exercise price in excess of the average market price of the common stock during the nine months ended September 30, 2010 and 2009, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.
A summary of the changes in non-vested restricted shares during the nine months ended September 30, 2010 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2009	466,387	$22.29
Shares granted	231,708	21.95
Shares vested	(6,838)	20.15
Shares forfeited	(23,472)	22.10

Non-vested shares at September 30, 2010	667,785	$22.20

A summary of stock option activity for the nine months ended September 30, 2010 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2009	3,151,052	$22.22	5.0
Options granted	—	—
Options exercised with total intrinsic value of $211,000	(64,320)	18.87
Options terminated	(49,938)	23.73

Outstanding at September 30, 2010 with aggregate intrinsic value of $1,107,000	3,036,794	$22.27	4.3

Vested or expected to vest at September 30, 2010 with aggregate intrinsic value of $1,107,000	3,036,794	$22.27	4.3

Exercisable at September 30, 2010 with aggregate intrinsic value of $1,107,000	2,560,077	$22.08	3.8
The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2010 exercised their options at the Company’s closing stock price on September 30, 2010.

Item 1. Financial Statements – (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2010:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$13,203	30,251	$0.44	$39,183	30,234	$1.30
Effect of dilutive securities options and non-vested shares	—	369		—	429

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$13,203	30,620	$0.43	$39,183	30,663	$1.28

Net earnings attributable to AmSurg Corp. per common share (basic)	$13,118	30,251	$0.43	$38,957	30,234	$1.29
Effect of dilutive securities options and non-vested shares	—	369		—	429

Net earnings attributable to AmSurg Corp. per common share (diluted)	$13,118	30,620	$0.43	$38,957	30,663	$1.27

2009:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$13,393	30,195	$0.44	$39,804	30,699	$1.30
Effect of dilutive securities options and non-vested shares	—	333		—	222

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$13,393	30,528	$0.44	$39,804	30,921	$1.29

Net earnings attributable to AmSurg Corp. per common share (basic)	$13,803	30,195	$0.46	$39,999	30,699	$1.30
Effect of dilutive securities options and non-vested shares	—	333		—	222

Net earnings attributable to AmSurg Corp. per common share (diluted)	$13,803	30,528	$0.45	$39,999	30,921	$1.29

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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2010.
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

Item 1. Financial Statements – (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements – (continued)
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Cash paid during the period for:
Interest	$8,102	$5,962
Income taxes, net of refunds	14,647	14,048

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(712)	(2,752)
Capital lease obligations incurred to acquire equipment	3,542	148
Effect of acquisitions:
Assets acquired, net of cash and adjustments	64,954	35,651
Liabilities assumed and noncontrolling interests	(23,339)	(15,946)

Payment for assets acquired	$41,615	$19,705

(14) Subsequent Events
The Company assessed events occurring subsequent to September 30, 2010 for potential recognition and disclosure in the consolidated financial statements. In October and November 2010, the Company, through a wholly owned subsidiary acquired a majority interest in two centers for an aggregate purchase price of approximately $12.3 million.
Subsequent to September 30, 2010, the $40.0 million stock repurchase program approved by the Company’s board of directors on April 22, 2009 expired. On October 20, 2010, the board of directors approved a new stock repurchase program for up to $40.0 million of the Company’s outstanding shares of common stock to be purchased over the following 18 months. The Company intends to fund the purchase price for any shares acquired using primarily cash generated from operations and borrowings under the Company’s revolving credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.
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
We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of September 30, 2010, we owned a majority interest (51% or greater) in 206 ASCs. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and nine months ended September 30, 2010 and 2009. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Procedures	327,003	310,676	959,813	927,499
Continuing centers in operation, end of period	206	194	206	194
Average number of continuing centers in operation, during period	206	194	204	192
New centers added during period	2	1	4	6
Centers under development, end of period	1	2	1	2
Centers held for sale, end of period	1	2	1	2
Centers under letter of intent, end of period	7	2	7	2
Of the continuing centers in operation at September 30, 2010, 143 centers performed gastrointestinal endoscopy procedures, 37 centers performed ophthalmology surgery procedures, 18 centers performed procedures in multiple specialties and eight centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs in targeted surgical specialties and through future same-center growth. Our growth targets for 2010 include the acquisition or development of 13 to 16 surgery centers. We expect our same-center revenue to decline by 2% in 2010 due to the current economic environment and high unemployment, which we believe will result in reduced patient visits and surgical procedures.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 32% of our revenues in the nine months ended September 30, 2010 and 2009, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
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
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 79% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008 and an additional $0.07 in 2009. In October 2009, CMS announced final reimbursement rates for 2010 under the revised payment system, which included a 1.2% CPI increase to the scheduled rate for 2010. Based upon our current procedure mix, payor mix and volume,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
we believe the 2010 payment rates will reduce our net earnings per diluted share for 2010 by approximately $0.06 as compared to 2009. Further, based on the final reimbursement rates announced in November 2010 by CMS for 2011, which reflect a 1.5% CPI increase and a 1.3% productivity adjustment decrease, we believe that our diluted earnings per share in 2011 will be reduced by an incremental $0.06 as compared to the prior year. Beginning in 2012, the scheduled phase-in of the revised rates will be completed, and reimbursement rates for our ASCs should be increased annually based upon increases in the CPI, net of a productivity adjustment. Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Health Reform Law”) provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. There can be no assurance, however, that CMS will not further revise the payment system or that any annual CPI increases will be material.
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
Effective for plan years beginning on or after September 23, 2010, many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including colonoscopies. Beginning January 1, 2011, Medicare must also cover these preventive services without cost-sharing, and, beginning in 2013, states that provide Medicaid coverage of these preventive services without cost-sharing will receive a one percentage point increase in their federal medical assistance percentage for these services.
Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers. However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or eliminated or their impact could be offset by reductions in reimbursement under the Medicare program.
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
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or RAC, program. RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. The Health Reform Law expands the RAC program’s scope to include Medicaid claims by requiring all states to establish programs to contract with RACs by December 31, 2010. In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
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
Results of Operations
Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2010 same-center group, comprised of 192 centers and constituting approximately 93% of our total number of centers, had a 2% revenue decline during the three and nine months ended September 30, 2010. We believe this decline is primarily related to the soft economic environment and high unemployment, which we believe has caused patients to delay or cancel surgical procedures. This trend was generally experienced throughout our same-center base, without significant variations in any particular geography or surgical specialty. We expect our same-center revenue to decline 2% for 2010.
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
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases. We refinanced our revolving credit facility in May 2010, which resulted in the payment of additional fees and has increased our interest expense as a result of higher interest rates under our new credit facilities. See “– Liquidity and Capital Resources.”
Surgery center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests and are presented after net earnings. The noncontrolling partners of our center limited partnerships and limited liability companies typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the center of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our center limited partnerships and limited liability companies are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.2	30.6	29.8	30.0
Supply cost	13.3	12.1	13.2	12.2
Other operating expenses	20.9	20.1	21.5	20.4
Depreciation and amortization	3.9	3.4	3.5	3.4

Total operating expenses	68.3	66.2	68.0	66.0

Operating income	31.7	33.8	32.0	34.0
Interest expense	2.3	1.1	1.7	1.2

Earnings from continuing operations before income taxes	29.4	32.7	30.3	32.8

Income tax expense	4.3	5.3	4.9	5.4

Net earnings from continuing operations, net of income tax	25.1	27.4	25.4	27.4

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	—	—	—	—
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax	—	0.2	—	0.1

Net loss from discontinued operations	—	0.2	—	0.1

Net earnings	25.1	27.6	25.4	27.5

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.8	19.4	18.1	19.5
Net earnings from discontinued operations	—	—	—	—

Total net earnings attributable to noncontrolling interests	17.8	19.4	18.1	19.5

Net earnings attributable to AmSurg Corp. common shareholders	7.3%	8.2%	7.3%	8.0%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	7.3%	8.0%	7.4%	8.0%
Discontinued operations, net of income tax	—	0.2	(0.1)	—

Net earnings attributable to AmSurg Corp. common shareholders	7.3%	8.2%	7.3%	8.0%

Revenues increased $12.4 million, or 7.4%, to $180.3 million and $32.6 million, or 6.5%, to $532.7 million in the three and nine months ended September 30, 2010, respectively, from $167.9 million and $500.1 million in the comparable 2009 periods. The number of procedures performed in our ASCs increased by 16,327, or 5.3%, to 327,003 and 32,314, or 3.5%, to 959,813 in the three and nine months ended September 30, 2010, respectively, from 310,676 and 927,499 in the comparable 2009 periods. Our same-center revenue growth declined approximately 2% during the three and nine months ended September 30, 2010, primarily due to the soft economic environment and high unemployment, which we believe has resulted in reduced patient visits and surgical procedures. The increase in procedure and revenue growth is attributable to the additional centers acquired in 2009 and 2010 as follows:
•	centers acquired or opened in 2009, which contributed $11.9 million and $35.0 million of additional revenues in the three and nine months ended September 30, 2010, respectively, due to having a full period of operations in 2010; and
•	centers acquired in 2010, which generated $5.2 million and $10.1 million in revenues during the three and nine months ended September 30, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
Salaries and benefits increased in total by 6.0% to $54.4 million and $158.7 million in the three and nine months ended September 30, 2010, respectively, from $51.3 million and $149.7 million in the comparable 2009 periods. Salaries and benefits as a percentage of revenues were 30.2% and 29.8% in the three and nine months ended September 30, 2010, consistent with comparable prior year periods. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 9.3% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2010. However, we experienced an 8.8% decrease in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2010, over the comparable 2009 periods, primarily due to lower bonus expense.
Supply cost was $23.9 million and $70.5 million in the three and nine months ended September 30, 2010, respectively, an increase of $3.5 million and $9.3 million, or 17.4% and 15.2%, over supply cost in the comparable 2009 periods. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in the nine months ended September 30, 2010, increased by approximately $7. This increase is related to greater use of premium cataract lenses at our ophthalmology centers, the migration from reusable to disposable supplies, the temporary increase in certain drug costs at our gastroenterology centers, and procedures with greater acuity performed at our multi-specialty centers, which had a higher weighted average cost.
Other operating expenses increased $4.1 million, or 12.1%, and $12.0 million, or 11.8%, to $37.7 million and $114.1 million in the three and nine months ended September 30, 2010, respectively, from $33.7 million and $102.1 million in the comparable 2009 periods. The additional expense in the 2010 periods resulted primarily from:
•	centers acquired or opened during 2009, which resulted in an increase of $1.9 million and $6.0 million in other operating expenses in the three and nine months ended September 30, 2010, respectively;
•	an increase of $536,000, or 1.7%, and $1.9 million, or 2.0%, in other operating expenses at our 2010 same-center group in the three and nine months ended September 30, 2010, respectively, resulting primarily from general inflationary cost increases; and
•	centers acquired during 2010, which resulted in an increase of $819,000 and $1.3 million in the three and nine months ended September 30, 2010, respectively, in other operating expenses.
Depreciation and amortization expense increased $1.4 million, or 23.9%, and $1.8 million, or 10.6%, in the three and nine months ended September 30, 2010, respectively, from the comparable 2009 periods, primarily as a result of centers acquired since 2009 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs. In addition, the Company recorded additional depreciation expense of approximately $1.1 million associated with the acceleration of scheduled leasehold improvement depreciation at a center that will be relocated in 2011, prior to the expiration of its original expected lease term.
We anticipate further increases in operating expenses in 2010, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At September 30, 2010, we had one center under development and one center that had been open for less than one year.
Interest expense increased $2.1 million, or 110.4%, and $3.0 million, or 51.7%, to $4.0 million and $9.1 million in the three and nine months ended September 30, 2010, respectively, from $1.9 million and $6.0 million in the comparable 2009 periods. We refinanced our revolving credit facility in May 2010, which resulted in an increase of approximately $2.3 million and $3.3 million in interest expense in the three and nine months ended September 30, 2010, due to higher interest rates under our new credit agreements and the write-off of remaining unamortized deferred financing costs in May 2010. See “– Liquidity and Capital Resources.”
We recognized income tax expense from continuing operations of $7.9 million and $26.0 million in the three and nine months ended September 30, 2010, compared to $8.9 million and $26.9 million in the comparable 2009 periods. Our effective tax rate in the nine months ended September 30, 2010 and 2009 was 16.1% and 16.3%, respectively, of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. In the three months ended September 30, 2010, our effective rate was positively impacted by approximately 1% due to the recording of a previously disallowed state net operating loss and changes to our tax liability for certain tax uncertainties. Because we deduct goodwill amortization for tax purposes only, approximately 40% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
We have one center classified as held for sale at September 30, 2010, which was subsequently disposed in October 2010. The net earnings derived from the operations and the loss on disposal of the discontinued surgery center held for sale were $99,000 and $97,000, respectively, for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, we sold our interest in one surgery center and had one center classified as held for sale, which resulted in net earnings derived from operations and a gain on disposal of discontinued surgery centers of $122,000 and $148,000, respectively. Discontinued centers’ results of operations and losses associated with the dispositions have been classified as discontinued operations in all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
Noncontrolling interests in net earnings for the three and nine months ended September 30, 2010 decreased $502,000, or 1.5%, and $1.2 million, or 1.2%, from the comparable 2009 periods, primarily as a result of reduced center profit margins caused by lower same-center revenue growth. As a percentage of revenues, noncontrolling interests decreased to 17.8% in the 2010 period from 19.4% in the 2009 period, and to 18.1% from 19.5% in the three and nine months ended September 30, 2010, respectively, as a result of reduced center profit margins caused by lower same-center revenue growth. The net earnings from discontinued operations attributable to noncontrolling interests was $20,000 and $30,000 in the three and nine months ended September 30, 2010, respectively, and the net earnings from discontinued operations attributable to noncontrolling interests was $75,000 during the nine months ended September 30, 2009.
Liquidity and Capital Resources
Cash and cash equivalents at September 30, 2010 and 2009 were $28.8 million and $30.6 million, respectively. At September 30, 2010, we had working capital of $90.0 million, compared to $80.5 million at December 31, 2009. Operating activities for the nine months ended September 30, 2010 generated $164.8 million in cash flow from operations, compared to $176.1 million in the nine months ended September 30, 2009. The decrease in operating cash flow resulted primarily from higher corporate bonus payments related to 2009 that were paid in the 2010 period and additional interest expense paid in 2010 compared to 2009. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the nine months ended September 30, 2010 and 2009 were $98.7 million and $97.2 million, respectively. Distributions to noncontrolling interests increased $1.5 million, primarily as a result of additional centers in operation.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At September 30, 2010 and 2009, our net accounts receivable represented 32 and 34 days of revenue outstanding, respectively.
During the nine months ended September 30, 2010, we had total acquisitions and capital expenditures of $55.1 million, which included:
•	$41.6 million for acquisitions of interests in ASCs and related transactions;
•	$14.8 million for new or replacement property at existing centers, including $3.5 million in new capital leases; and
•	$2.2 million for centers under development.
At September 30, 2010, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $5.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
During the nine months ended September 30, 2010, we had net repayments on long-term debt of $7.9 million, and at September 30, 2010 we had $199.0 million outstanding under our revolving credit agreement and $75.0 million outstanding in senior secured notes. At September 30, 2010, we were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.
We refinanced our revolving credit facility on May 28, 2010. Our revolving credit agreement permits us to borrow up to $375.0 million to, among other things, finance our acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at our option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provide for a fee of 0.25% to 0.625% of unused commitments; and contain certain covenants relating to the ratio of debt to net worth, operating performance and minimum net worth. Borrowings under the revolving credit agreement mature in May 2015 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)
The refinancing of our revolving credit facility, an increase in the interest rate under our new credit facilities, and additional fixed rate debt under the private placement debt arrangement will result in an increase in interest expense and a decrease in operating cash flow of approximately $5.5 million in 2010.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock. During the nine months ended September 30, 2009, we repurchased 830,700 shares for $12.6 million, which completed this program. On April 22, 2009, our board of directors approved an additional stock repurchase program for up to $40.0 million of our outstanding shares of common stock to be purchased over the following 18 months. As of September 30, 2010, no shares had been repurchased pursuant to this repurchase program. In October 2010, our board of directors approved a new stock repurchase program for up to $40.0 million of our outstanding shares of common stock to be purchased over the following 18 months. We intend to fund the purchase price for any shares acquired using primarily cash generated from our operations and borrowings under our revolving credit agreement.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our debt instruments are primarily indexed to the prime rate or LIBOR. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed rate of 5.365% for the period from April 28, 2006 to April 28, 2011. The principal amounts of our senior secured notes due May 29, 2020 bear interest at a fixed rate of 6.04%. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2010, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $930,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2010.
As previously discussed, we refinanced our revolving credit facility and entered into a private placement debt arrangement in May 2010. The new credit agreements provide for additional fees and higher interest rate spreads. Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $5.5 million in 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2010. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2010 and 2009, (iv) the Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2010 and 2009 and (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2010 and 2009.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.
Date: November 5, 2010	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)