Form 10-K
period 2010-12-31
AMSURG CORP
filed 2011-02-25
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
Yes ☐       No ☑
As of February 24, 2011, 31,304,626 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2010 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2010) was approximately $537,000,000. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.
Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2010

i

Part I
Item 1. Business
Our company was formed in 1992 for the purpose of developing, acquiring and operating ambulatory surgery centers, or ASCs, in partnership with physicians throughout the United States. An AmSurg surgery center is typically located adjacent to or in close proximity to the medical practices of our physician partners. Each of our surgery centers provides a narrow range of high volume, lower-risk surgical procedures and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals for similar services performed on an outpatient basis. As of December 31, 2010, we owned a majority interest in 204 surgery centers in 33 states and the District of Columbia and had one center under development.
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
Industry Overview
For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented various cost-containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective sites, including ASCs. According to the Centers for Medicare and Medicaid Services, or CMS, there were approximately 5,300 Medicare-certified ASCs as of December 31, 2010. We believe that of those ASCs, approximately 65% performed procedures in a single specialty and 35% performed procedures in more than one specialty. Among the single specialty centers, approximately 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat, or ENT, and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. We believe approximately 50% of single specialty ASCs and approximately 25% of multi-specialty ASCs are independently owned.
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
Strategy
We believe we are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:
•	selectively acquire both single-specialty ASCs and multi-specialty ASCs with substantial minority physician ownership;

•	develop new ASCs in partnership with physicians; and

•	grow revenues and profitability at our existing surgery centers.
We also intend to pursue acquisitions of other companies that own and manage ASCs.

Item 1. Business — (continued)
Currently, approximately 80% of our revenues are from single-specialty centers that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the U.S. population will be a source of procedure growth for gastroenterology and ophthalmology.
Acquisition and Development of Surgery Centers
We operate both single-specialty and multi-specialty ASCs. Our single-specialty ASCs are equipped and staffed for a single medical specialty. We have targeted ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures. We target these medical specialties because they generally involve a high volume of lower risk procedures that can be performed in an outpatient setting on a safe and cost-effective basis. Our multi-specialty ASCs are equipped and staffed to perform general surgical procedures, as well as procedures in more than one of the specialties listed above.
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
In presenting the advantages to physicians of developing a new ASC in partnership with us, our development staff emphasizes the proximity of a surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers, including contracting with vendors and third-party payors. In a development project, we provide services, such as financial feasibility pro forma analysis; site selection; financing for construction, equipment and build out; and architectural oversight. Capital contributed by the physicians and AmSurg plus debt financing provides the funds necessary to construct and equip a new surgery center and initial working capital.
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
We manage each limited partnership and limited liability company and oversee the business office, marketing, financial reporting, accreditation and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the limited partnership or limited liability company may lease the services of certain non-physician personnel from entities affiliated with the physician partners, who will provide services at the center. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.
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
Growth in the number of physicians performing procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians that use the centers through:
•	the physicians affiliated with the ASCs recruiting new physicians to their practices;

•	identifying additional physicians to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use excess capacity at the ASCs.
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
Marketing our centers to referring physicians, payors and patients. We seek to increase procedure volume at our ASCs by marketing our ASCs to referring physicians and payors emphasizing the quality and high patient satisfaction and lower cost at our ASCs and increasing awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures. We continue to increase our efforts in direct-to-consumer marketing through the expansion of our web-marketing strategy, colon cancer awareness campaigns and various local marketing programs.
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
Surgery Center Operations
The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet. The size of our typical multi-specialty ASC is approximately 5,000 to 10,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners. Our surgery centers perform an average of approximately 6,300 procedures per year, though there is a wide range among centers from a low of approximately 1,200 procedures per year to a high of 31,000 procedures per year. The cost of developing a typical surgery center is approximately $2.7 million. Constructing, equipping and licensing a surgery center generally takes 12 to 15 months. As of December 31, 2010, 140 of our centers performed gastrointestinal endoscopy procedures, 37 centers performed ophthalmology surgery procedures, 19 centers were multi-specialty centers and eight centers performed orthopaedic procedures. The procedures performed at our centers generally do not require an extended recovery period. Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, including nurses and surgical technicians, some of whom may be leased on a full or part-time basis from entities affiliated with our physician partners.
The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:
•	gastroenterology — colonoscopy and other endoscopy procedures;

•	ophthalmology — cataracts and retinal laser surgery; and

•	orthopaedic — knee and shoulder arthroscopy and carpal tunnel repair.

Item 1. Business — (continued)
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
Accreditation
Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care, or AAAHC, or The Joint Commission. We generally seek accreditation for all of our ASCs. Currently, 167 of our 204 surgery centers are accredited by AAAHC or The Joint Commission, and 37 of our surgery centers are scheduled for initial accreditation surveys during 2011. All of the accredited centers received three-year certifications.
Surgery Center Locations
The following table sets forth certain information relating to our surgery centers as of December 31, 2010:

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Miami, Florida	Gastroenterology	April 1995	5
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopaedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Las Vegas, Nevada	Ophthalmology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Multispecialty	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Multispecialty	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Multispecialty	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Bloomfield, Connecticut	Ophthalmology	July 2001	1
Lawrenceville, New Jersey	Multispecialty	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Ft. Myers, Florida	Ophthalmology	July 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Mesa, Arizona	Gastroenterology	December 2002	4
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopaedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis Obispo, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopaedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3
Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Towson, Maryland	Gastroenterology	August 2006	2
The Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3
South Bend, Indiana	Gastroenterology	January 2007	4
Lancaster, Pennsylvania	Gastroenterology	January 2007	2
Silver Spring, Maryland	Gastroenterology	January 2007	2
Rockville, Maryland	Gastroenterology	January 2007	3
New Orleans, Louisiana	Gastroenterology	January 2007	2
Marrero, Louisiana	Gastroenterology	January 2007	2

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Metairie, Louisiana	Gastroenterology	January 2007	3
Tom’s River, New Jersey	Gastroenterology	May 2007	2
Pottsville, Pennsylvania	Gastroenterology	June 2007	3
Memphis, Tennessee	Gastroenterology	July 2007	4
Kissimmee, Florida	Gastroenterology	July 2007	1
Glendora, California	Gastroenterology	August 2007	4
Mesquite, Texas	Gastroenterology	August 2007	2
Conroe, Texas	Gastroenterology	August 2007	4
Altamonte Springs, Florida	Gastroenterology	September 2007	3
New Port Richey, Florida	Multispecialty	October 2007	3
Glendale, Arizona	Gastroenterology	October 2007	3
Orlando, Florida	Gastroenterology	October 2007	1
San Diego, California	Orthopaedic	November 2007	4
Poway, California	Multispecialty	November 2007	2
Baton Rouge, Louisiana	Gastroenterology	December 2007	10
Baltimore, Maryland	Gastroenterology	January 2008	4
Glen Burnie, Maryland	Gastroenterology	January 2008	2
St. Clair Shores, Michigan	Ophthalmology	May 2008	2
Orlando, Florida	Gastroenterology	May 2008	4
Greenbrae, California	Gastroenterology	August 2008	3
Pomona, California	Multispecialty	September 2008	5
Akron, Ohio	Gastroenterology	November 2008	3
Redding, California	Gastroenterology	December 2008	2
Phoenix, Arizona	Gastroenterology	December 2008	2
Silver Spring, Maryland	Ophthalmology	December 2008	3
Phoenix, Arizona	Orthopaedic	December 2008	8
Bryan, Texas	Gastroenterology	December 2008	3
Westminster, Maryland	Gastroenterology	December 2008	2
McKinney, Texas	Multispecialty	December 2008	2
Durham, North Carolina	Gastroenterology	December 2008	4
Dayton, Ohio	Gastroenterology	December 2008	1
Kettering, Ohio	Gastroenterology	December 2008	5
Huber Heights, Ohio	Gastroenterology	December 2008	1
Springboro, Ohio	Gastroenterology	December 2008	3
North Charleston, South Carolina	Gastroenterology	January 2009	3
North Knoxville, Tennessee	Gastroenterology	January 2009	2
West Bridgewater, Massachusetts	Gastroenterology	February 2009	2
Canon City, Colorado	Multispecialty	June 2009	2
Media, Pennsylvania	Gastroenterology	July 2009	3
Hermitage, Tennessee	Gastroenterology	October 2009	3
Phoenix, Arizona	Orthopaedic	December 2009	5
Dallas, Texas	Gastroenterology	December 2009	4
Dallas, Texas	Gastroenterology	December 2009	3
Bedford, Texas	Gastroenterology	December 2009	3
Plano, Texas	Gastroenterology	December 2009	4
North Richland Hills, Texas	Gastroenterology	December 2009	4
Waltham, Massachusetts	Orthopaedic	March 2010	4
Boynton Beach, Florida	Multispecialty	May 2010	4
Waco, Texas	Gastroenterology	July 2010	3
Port St. Lucie, Florida	Ophthalmology	August 2010	2
Port Orange, Florida	Multispecialty	October 2010	3
Phoenix, Arizona	Gastroenterology	November 2010	3
Columbus, Ohio	Ophthalmology	December 2010	3

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Beaumont, Texas	Gastroenterology	October 1994	5
Abilene, Texas	Gastroenterology	December 1994	3

Item 1. Business — (continued)

			Operating or
		Acquisition/	Procedure
Location	Specialty	Opening Date	Rooms

Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Seneca, Pennsylvania	Multispecialty	October 2000	4
Sarasota, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Multispecialty	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	3
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Multispecialty	November 2005	3
Port Huron, Michigan	Orthopaedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3
San Antonio, Texas	Gastroenterology	May 2007	3
Cary, North Carolina	Gastroenterology	November 2007	4
El Dorado, Arkansas	Multispecialty	December 2007	2
Greensboro, North Carolina	Gastroenterology	August 2008	2
Puyallup, Washington	Gastroenterology	May 2009	3
Blaine, Minnesota	Multispecialty	November 2009	3

			587

Our limited partnerships and limited liability companies generally lease the real property on which our surgery centers operate, either from entities affiliated with our physician partners or from unaffiliated parties.
Revenues
Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient’s surgeon,

Item 1. Business — (continued)
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. We derived approximately 31%, 33% and 34% of our revenues in the years ended December 31, 2010, 2009 and 2008, respectively, from governmental healthcare programs, primarily Medicare. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.
Effective January 1, 2008, CMS revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;

•	a scheduled phase-in of the revised rates over four years, beginning January 1, 2008; and

•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index, or CPI.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 78% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, by an additional $0.07 in 2009 and an additional $0.06 in 2010. In November 2010, CMS announced final reimbursement rates for 2011 under the revised payment system, which reflect a 1.5% CPI increase and a 1.3% productivity adjustment decrease. Based upon our current procedure mix and payor mix volume, we believe the 2011 scheduled reduction in payment rates will reduce our net earnings per diluted share in 2011 by approximately $0.05 as compared to 2010. The phase-in of the revised rates will be completed in 2011, and reimbursement rates for our ASCs should be increased annually thereafter based upon increases in the CPI. However, rates will also be subject to annual reductions based on a productivity adjustment. There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.
In March 2010, President Obama signed the Health Reform Law. The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that will reduce payment updates to ASCs beginning in fiscal year 2011. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law, as enacted expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.
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
Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers. However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or eliminated or their impact could be offset by reductions in reimbursement under the Medicare program. More than 20 challenges to the Health Reform Law have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held the

Item 1. Business — (continued)
requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal. Further, Congress is considering bills that would repeal or revise the Health Reform Law.
Because of the many variables involved, including the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, pending court challenges, and possible amendment or repeal, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect the Company. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on the Company at this time.
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
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking. Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress by January 1, 2011 for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. HHS has not yet publicly issued this plan. The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.
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
Competition
We encounter competition in three separate areas: competition with other companies for acquisitions of existing centers; competition with other providers for physicians to utilize our centers, patients and managed care contracts; and competition for joint venture development of new centers.
Competition for Center Acquisitions. There are several public and private companies that compete with us for the acquisition of existing ASCs. Some of these competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to acquire surgery centers are price, experience and reputation, and access to capital.
Competition for Physicians to Utilize Our Centers, Patients and Managed Care Contracts. We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties, including gastroenterology, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. Physicians, hospitals, payors and other providers may form accountable care organizations or similar entity arrangements that restrict the physicians who may treat certain patients or the facilities at which patients may be treated. Competition with hospitals and other surgery centers may limit our ability to contract with payors or negotiate favorable payment rates.
Competition for Joint Venture Development of Centers. We believe that we do not have a direct corporate competitor in the development of single-specialty ASCs across the specialties of gastroenterology and ophthalmology. There are, however, several

Item 1. Business — (continued)
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
Certification. We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ASCs. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by HHS, relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation. Effective May 18, 2009, CMS revised the conditions for coverage for ASCs. The rule revised four existing conditions for coverage: (1) governing body and management; (2) surgical services; (3) evaluation of quality, which was renamed quality assessment and performance improvement; and (4) laboratory and radiologic services. The rule also added three new conditions for coverage: (i) patient rights; (ii) infection control; and (iii) patient admission, assessment and discharge. These additional conditions for coverage increase information collection requirements and other administrative obligations for ASCs.
Medicare-Medicaid Fraud and Abuse Provisions. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to general referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business. The Health Reform Law provides that submission of a claim for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.
HHS has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Two of the safe harbor regulations relate to investment interests in general: the first concerning investment interests in large publicly traded companies ($50,000,000 in net tangible assets) and the second for investments in smaller entities. The safe harbor regulations also include safe harbors for investments in certain types of ASCs. The limited partnerships and limited liability companies that own our surgery centers do not meet all of the criteria of either of the investment interests safe harbors or the surgery center safe harbor. Thus, they do not qualify for safe harbor protection from government review or prosecution under the anti-kickback statute. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.
The HHS Office of Inspector General, or OIG, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. We have not sought such an opinion regarding any of our arrangements. However, in February 2003, the OIG issued an advisory opinion on a proposed multi-specialty ASC joint venture involving a hospital and a multi-specialty group practice. The OIG concluded that because the group practice was comprised of a large number of physicians who were not surgeons and therefore were not in a position to personally perform the procedures referred to the surgery center, the proposed arrangement could potentially violate the federal anti-kickback statute. In October 2007, the OIG reached a similar conclusion in an advisory opinion regarding a potential investment by optometrists in an ASC owned jointly by ophthalmologists and a hospital. The OIG determined that ownership by optometrists could potentially violate the federal anti-kickback statute because the optometrists could not personally perform procedures referred to the surgery center.
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

Item 1. Business — (continued)
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
Prohibition on Certain Self-Referrals and Physician Ownership of Healthcare Facilities. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and

Item 1. Business — (continued)
imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.
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
The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the False Claims Act, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claim Act by, among other things, creating liability for knowingly or improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, civil penalties may be imposed for failure to report and return an overpayment within 60 days of identifying the overpayment. In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act. The Health Reform Law clarifies this issue with respect to the anti-kickback statute by providing that submission of claims for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act. When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. The private plaintiff may receive a share of any settlement or judgment. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.
Under the Deficit Reduction Act of 2005, or DEFRA, every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal False Claims Act, and similar state laws.
A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. DEFRA creates an incentive for states to enact false claims laws that are comparable to the federal False Claims Act.

Item 1. Business — (continued)
Healthcare Industry Investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight health care fraud, waste and abuse, including $105 million for federal fiscal year 2011 and $65 million for federal fiscal year 2012. From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
Privacy and Security Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties. The American Recovery and Reinvestment Act of 2009, or ARRA, strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. Under ARRA, HHS is required to conduct periodic compliance audits of covered entities and their business associates (entities that handle identifiable health information on behalf of covered entities). In addition, ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also extends the application of certain provisions of the security and privacy regulations to business associates and subjects business associates to civil and criminal penalties for violation of the regulations.
As required by ARRA, HHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity of its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media.
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
In addition, the Federal Trade Commission, or FTC, issued a final rule in October 2007 requiring financial institutions and creditors, which may include ASCs and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The FTC delayed enforcement of this rule until December 31, 2010. In addition, on December 18, 2010, the Red Flag Program Clarification Act of 2010 became law, restricting the definition of a “creditor”. This law may exempt our ASCs and other healthcare providers from complying with this rule.
HIPAA Administrative Simplification Requirements. Pursuant to HIPAA, HHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. Use of the ICD-10 code sets will require significant administrative changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.
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

Item 1. Business — (continued)
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
Employees
As of December 31, 2010, we and our affiliated entities employed approximately 3,100 persons, approximately 1,900 of whom were full-time employees and 1,200 of whom were part-time employees. Of our employees, 280 were employed at our headquarters in Nashville, Tennessee. In addition, we lease the services of approximately 900 full-time employees and 500 part-time employees from entities affiliated with our physician partners. None of these employees are represented by a union. We believe our relationships with our employees to be good.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding the persons serving as our executive officers as of December 31, 2010. Our executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	46	Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President — West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.

Claire M. Gulmi	57	Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

David L. Manning	61	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development from April 1992 to February 2006.

Phillip A. Clendenin	46	Senior Vice President of Corporate Services since March 2009; Chief Executive Officer of River Region Health System from July 2001 to July 2008; Chief Executive Officer of Greenview Regional Hospital from November 1997 to June 2001.

Kevin D. Eastridge	45	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.

Billie A. Payne	59	Senior Vice President of Operations since December 2007; Vice President of Operations from March 1998 to December 2007.

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
We depend on payments from third-party payors, including government healthcare programs. If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected. We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 31% of our revenues in 2010 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. Although the Health Reform Law, as enacted, expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending. It is impossible to predict how the various components of the Health Reform Law, many of which do not take effect for several years, will affect our business and the businesses of our physician partners. Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.
Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates. In addition, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Health Reform Law or future reductions in Medicare reimbursement rates. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins or profitability.
Our business may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers. Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians. The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors (including Medicare), actions taken by referring physicians, other providers and payors, and other factors impacting their practices. Adverse economic conditions, including high unemployment rates, could cause patients of our physician partners and our ASC to cancel or delay procedures. Our physician partners may perform procedures at other facilities and are not required to use our surgery centers. From time to time, we may have disputes with physicians who use or own interests in our surgery centers. Our revenues and profitability would be adversely affected if a physician or group of physicians stopped using or reduced their use of our surgery centers as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.
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
If we are unable to increase procedure volume at our existing centers, our operating margins and profitability could be adversely affected. Our growth strategy includes increasing our revenues and earnings primarily by increasing the number of procedures performed at our surgery centers. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the procedure volume of our surgery centers and generate increased revenue to offset increases in our operating costs. We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs and increasing patient and physician awareness of our centers. During 2010, procedure growth at our ASCs was adversely impacted by adverse economic conditions, including high unemployment rates, that caused patients to cancel and delay procedures. We believe economic conditions will continue to negatively impact our business in 2011. We can give you no assurances that we will be successful at increasing procedure volumes or maintaining current revenues and operating margins at our centers.
If we are unable to manage the growth in our business, our operating results could be adversely affected. To accommodate our past and anticipated future growth, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. We can give you no assurances that our

Item 1A. Risk Factors — (continued)
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
If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected. The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology. In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties, including gastroenterology, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. Physicians, hospitals, payors and other providers may form accountable care organizations or similar entity arrangements that restrict the physicians who may treat certain patients or the facilities at which patients may be treated. These restrictions may impact our surgery centers and the medical practices of our physician partners. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.
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
Our business may be adversely affected by current and future economic conditions. Financial markets around the world have been experiencing extreme volatility in the prices of securities, severely diminished liquidity and credit availability, and other adverse events. While these conditions have not impaired our ability to finance our operations and our acquisition activities in 2010, we cannot assure you that there will not be further disruptions to financial markets or other adverse economic conditions that would have an adverse impact on us. Adverse economic conditions could prompt the federal government to reduce reimbursement rates or make other changes in the Medicare program, result in the inability or refusal of the lenders under our credit agreements to lend additional monies to us to fund our operations or force persons with whom we have relationships to seek bankruptcy protection or cease operations. Although we believe economic conditions will adversely impact us during 2011, we are unable to predict the likely duration or severity of the current adverse economic conditions or the severity of the effect of those conditions on our business and results of operations.
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

Item 1A. Risk Factors — (continued)
If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. CMS has enacted additional conditions for coverage that ASCs must meet to enroll and remain enrolled in Medicare, and a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses. We can give you no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us or reduce the demand for our services.
If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of fraud and abuse, we could suffer penalties or be required to make significant changes to our operations. The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to general referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required. Violations of the anti-kickback statute may result in substantial civil or criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
HHS has published regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute. Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the “surgery centers,” “investment interest” and “personal services and management contracts” safe harbors. The structure of the limited partnerships and limited liability companies operating our surgery centers, as well as our various business arrangements involving physician group practices, does not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute. In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.
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
We are unable to predict the impact of the Health Reform Law, which represents significant change across the health care industry. The Health Reform Law represents significant change to the healthcare industry. As enacted, it will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending, reform certain aspects of health insurance, expand existing efforts to tie Medicare and Medicaid payments to performance and quality and strengthen fraud and abuse enforcement. It is not clear at this time what all of the impacts of the Health Reform Law will be and what effect the legislation will have on ASCs or the healthcare industry as a whole. Implementation of the Health Reform Law could be delayed or even blocked due to court challenges and efforts to repeal

Item 1A. Risk Factors — (continued)
or amend the law. Although some federal district courts have upheld the constitutionality of the Health Reform Law, other courts have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either left the remainder of the law intact or struck down the law in its entirety. It is unclear how these lawsuits will be resolved or what the outcome of Congressional efforts to repeal or amend the law will be.
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
We may be subject to liabilities for claims brought against our facilities. We are subject to litigation related to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories. See “Business — Legal Proceedings.” These actions could involve large claims and significant defense costs. If payments for claims exceed our insurance coverage or are not covered by insurance or our insurers fails to meet their obligations, our results of operations and financial position could be adversely affected.
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
We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2010 contained an intangible asset designated as goodwill totaling approximately $894.5 million. Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the

Item 1A. Risk Factors — (continued)
impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 78,000 square feet of office space, which we lease from a third-party pursuant to an agreement that expires in 2014. We have the option to renew our lease for two additional terms of five years following the expiration of the current term. We also lease office space for our regional offices in Miami, Florida, Tempe, Arizona, Dallas, Texas and Wayne, Pennsylvania. Our affiliated limited partnerships and limited liability companies generally lease space for their surgery centers. Of the centers in operation at December 31, 2010, 204 leased space ranging from 1,000 to 24,000 square feet, with expected remaining lease terms ranging from one to 20 years.
Item 3. Legal Proceedings
Not applicable.
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2009 and 2010, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2009:
High	$24.03	$21.71	$22.65	$23.61
Low	$12.23	$15.18	$18.95	$20.25

2010:
High	$22.94	$23.30	$19.87	$21.68
Low	$20.00	$17.76	$16.35	$17.07
At February 24, 2011, there were 204 shareholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors.

Item 6. Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Revenues	$710,409	$658,223	$588,658	$506,493	$426,685
Operating expenses	481,126	436,101	381,415	328,502	277,329

Operating income	229,283	222,122	207,243	177,991	149,356
Interest expense	13,371	7,647	9,704	9,461	7,314

Earnings from continuing operations before income taxes	215,912	214,475	197,539	168,530	142,042
Income tax expense	34,324	35,067	32,472	26,450	22,010

Net earnings from continuing operations	181,588	179,408	165,067	142,080	120,032
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	1,640	2,644	2,632	6,511	10,356
(Loss) gain on disposal of discontinued interests in surgery centers, net of income tax	(2,732)	(702)	(1,773)	1,712	(463)

Net (loss) gain earnings from discontinued operations	(1,092)	1,942	859	8,223	9,893

Net earnings	180,496	181,350	165,926	150,303	129,925
Less net earnings attributable to noncontrolling interests	130,671	129,202	118,880	106,128	92,186

Net earnings attributable to AmSurg Corp. common shareholders	$49,825	$52,148	$47,046	$44,175	$37,739

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$51,947	$51,826	$48,600	$40,852	$33,784
Discontinued operations, net of tax	(2,122)	322	(1,554)	3,323	3,955

Net earnings attributable to AmSurg Corp. common shareholders	$49,825	$52,148	$47,046	$44,175	$37,739

Basic earnings per common share:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.72	$1.69	$1.54	$1.33	$1.13
Net earnings attributable to AmSurg Corp. common shareholders	$1.65	$1.71	$1.49	$1.44	$1.27
Diluted earnings per common share:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.69	$1.68	$1.52	$1.31	$1.11
Net earnings attributable to AmSurg Corp. common shareholders	$1.62	$1.69	$1.47	$1.42	$1.24
Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	30,255	30,576	31,503	30,619	29,822
Diluted	30,689	30,862	31,963	31,102	30,398

Operating and Other Financial Data:
Continuing centers at end of year	204	197	183	163	139
Procedures performed during year	1,276,231	1,215,784	1,085,941	930,845	779,383
Same-center revenue (decrease) increase	(2%)	0%	3%	4%	5%
Cash flows provided by operating activities	$230,575	$232,584	$209,696	$182,916	$162,689
Cash flows used in investing activities	(72,905)	(112,792)	(131,780)	(179,368)	(71,794)
Cash flows used in financing activities	(152,900)	(121,963)	(76,321)	(6,322)	(91,308)

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,147	$29,377	$31,548	$29,953	$20,083
Working capital	89,393	80,161	85,497	83,792	66,591
Total assets	1,165,878	1,066,831	905,879	781,634	590,032
Long-term debt and other long-term liabilities	307,619	318,819	288,251	232,223	127,821
Non-redeemable and redeemable noncontrolling interests (1)	160,539	128,618	66,079	62,006	52,341
AmSurg Corp. shareholders’ equity	564,068	505,116	460,429	411,225	343,108

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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
Overview
We acquire, develop and operate ambulatory surgery centers, or ASCs, in partnership with physicians. As of December 31, 2010, we owned a majority interest (51% or greater) in 204 ASCs. The following table presents the number of procedures performed at our continuing centers in operation and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2010, 2009 and 2008. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	2010	2009	2008

Procedures	1,276,231	1,215,784	1,085,941
Continuing centers in operation, end of year	204	197	183
Average number of continuing centers in operation, during year	200	188	167
New centers added during year	7	14	20
Centers discontinued during year	5	1	6
Centers under development, end of year	1	1	3
Centers under letter of intent, end of year	8	1	5
Of the continuing centers in operation at December 31, 2010, 140 centers performed gastrointestinal endoscopy procedures, 37 centers performed ophthalmology surgery procedures, 19 centers performed procedures in multiple specialties and eight centers performed orthopaedic procedures. We intend to expand primarily through the acquisition and development of additional single-specialty and multi-specialty ASCs and through future same-center growth. Our growth targets for 2011 include the acquisition or development of 13 to 16 surgery centers. We expect our same-center revenue to be flat to a 1% decline in 2011. Our expectation is primarily based on reductions in Medicare reimbursement rates for 2011, as well as the continuing poor economic outlook and high unemployment rate, which we believe will result in limited incremental patient visits and thus surgical procedures.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 31%, 33% and 34% of our revenues in the years ended December 31, 2010, 2009 and 2008, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Effective January 1, 2008, CMS revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;
•	a scheduled phase-in of the revised rates over four years, beginning January 1, 2008; and
•	planned annual increases in the ASC rates beginning in 2010 based on the consumer price index, or CPI.
The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 78% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures. Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, by an additional $0.07 in 2009 and an additional $0.06 in 2010. In November 2010, CMS announced final reimbursement rates for 2011 under the revised payment system, which reflect a 1.5% CPI increase and a 1.3% productivity adjustment decrease. Based on our current procedure mix and payor mix volume, we believe the 2011 scheduled reduction in payment rates will reduce our net earnings per diluted share in 2011 by approximately $0.05 as compared to 2010. The scheduled phase-in of the revised rates will be completed in 2011, and reimbursement rates for our ASCs should be increased annually thereafter based upon increases in the CPI. However, rates will also be subject to annual reductions based on a productivity adjustment. There can be no assurance, that CMS will not further revise the payment system, or that any annual CPI increases will be material.
The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that will reduce payment updates to ASCs beginning in fiscal year 2011. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law, as enacted, expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.
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
Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers. However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or eliminated or their impact could be offset by reductions in reimbursement under the Medicare program. More than 20 challenges to the Health Reform Law have been filed in federal courts. Some federal district courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal. Further, Congress is considering bills that would repeal or revise the Health Reform Law.
Because of the many variables involved, including the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, pending court challenges, and possible amendment or repeal, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect the Company. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on the Company at this time.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking. Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress by January 1, 2011 for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. HHS has not yet publicly issued this plan. The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.
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
We identify and present ownership interests in subsidiaries held by noncontrolling parties in our consolidated financial statements within the equity section but separate from our equity. However, in instances in which certain redemption features that are not solely within our control are present, classification of noncontrolling interests outside of permanent equity is required. The amounts of consolidated net income attributable to us and to the noncontrolling interests are identified and presented on the face of the consolidated statements of earnings; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value. Lastly, the cash flow impact of certain transactions with noncontrolling interests is classified within financing activities.
Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of our partnership and operating agreements to purchase the noncontrolling interests related to substantially all of our partnerships. While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2010, and the occurrence of such regulatory changes is outside of our control. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests — redeemable on our consolidated balance sheets.
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
Allowance for Contractual Adjustments and Bad Debt Expense. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. In addition, we must estimate allowances for bad debt expense using similar information and analysis. These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors. These estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2010, 2009 and 2008, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods. At December 31, 2010 and 2009, net accounts receivable reflected allowances for contractual adjustments of $118.5 million and $100.1 million, respectively, and allowances for bad debt expense of $13.1 million and $12.4 million, respectively. The increase in our contractual allowance and allowances for bad debt expense is primarily related to allowances established for new centers acquired and increases in standard rates at existing centers during 2010. At December 31, 2010 and 2009, we had 31 and 32 days outstanding, respectively, reflected in our gross accounts receivable.
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
Goodwill. We evaluate goodwill for impairment at least on an annual basis. Impairment of carrying value will also be evaluated more frequently if certain indicators are encountered. Goodwill is required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. We have determined that we have one operating, as well as one reportable, segment. For impairment testing purposes, our centers each qualify as components of that operating segment. Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit. We completed our annual impairment test as required as of December 31, 2010, and have determined that it is not necessary to recognize impairment in our goodwill.
Results of Operations
Our revenues are directly related to the number of procedures performed at our surgery centers. Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers. We increase our number of surgery centers through both acquisitions and developments. Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2010 same-center group is comprised of 187 centers and experienced a 2% revenue decline. We believe this decline is primarily related to the adverse economic environment and high unemployment, which we believe has

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
caused patients to delay or cancel surgical procedures. This trend was generally experienced throughout our same-center base, without significant variations in any particular geography or surgical specialty. Our same-center group in 2011 will be comprised of 197 centers, which constitutes approximately 97% of our total number of centers. We expect flat to a 1% decline in our same-center revenue for 2011 due to reductions in Medicare reimbursement rates for 2011, as well as the continuing poor economic outlook and high unemployment rates, which we believe will continue to limit the incremental patient visits and thus surgical procedures.
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
Accordingly, the effective tax rate on pre-tax earnings as presented has been reduced to approximately 16%. However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders are disclosed on the consolidated statements of earnings.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.0	30.0	29.0
Supply cost	13.2	12.4	11.8
Other operating expenses	21.0	20.5	20.6
Depreciation and amortization	3.5	3.4	3.4

Total operating expenses	67.7	66.3	64.8

Operating income	32.3	33.7	35.2
Interest expense	1.9	1.2	1.6

Earnings from continuing operations before income taxes	30.4	32.5	33.6

Income tax expense	4.8	5.3	5.6

Net earnings from continuing operations, net of income tax	25.6	27.2	28.0

Discontinued operations:

Net (loss) gain from discontinued operations	(0.2)	0.3	0.2

Net earnings	25.4	27.5	28.2

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	18.2	19.4	19.8
Net earnings from discontinued operations	0.2	0.2	0.4

Total net earnings attributable to noncontrolling interests	18.4	19.6	20.2

Net earnings attributable to AmSurg Corp. common shareholders	7.0%	7.9%	8.0%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	7.3	7.8	8.3
Discontinued operations, net of income tax	(0.3)	0.1	(0.3)

Net earnings attributable to AmSurg Corp. common shareholders	7.0%	7.9%	8.0%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The number of procedures performed in our ASCs increased by 60,447, or 5%, to 1,276,231 in 2010 from 1,215,784 in 2009. Revenues increased $52.2 million, or 8%, to $710.4 million in 2010 from $658.2 million in 2009. The additional revenue growth over procedure growth is primarily due to a higher level of acuity of procedure mix due to the type of centers acquired in 2009 and 2010. Our same-center revenue declined approximately 2% during the period ended December 31, 2010, primarily due to the adverse economic conditions and high unemployment, which we believe has resulted in reduced patient visits and surgical procedures. The increase in procedure and revenue growth is attributable to the additional centers acquired in 2009 and 2010 as follows:
•	centers acquired or opened in 2009, which contributed $43.3 million of additional revenues due to having a full period of operations in 2010; and

•	centers acquired and opened in 2010, which generated $17.4 million in revenues.
Salaries and benefits increased by 8% to $213.3 million in 2010 from $197.6 million in 2009. Salaries and benefits as a percentage of revenues were 30% in both periods. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 10% increase in salaries and benefits at our surgery centers in 2010. However, we experienced a 1% decrease in salaries and benefits at our corporate offices during 2010 over 2009, primarily due to lower bonus expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Supply cost was $94.1 million in 2010, an increase of $12.5 million, or 15%, over supply cost in 2009. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in 2010 increased by approximately $7. This increase is related to greater use of premium cataract lenses at our ophthalmology centers, the migration from reusable to disposable supplies, the temporary increase in certain drug costs at our gastroenterology centers, and procedures with greater acuity performed at our multi-specialty centers, which had a higher weighted average supply cost.
Other operating expenses increased $14.3 million, or 11%, to $148.9 million in 2010 from $134.6 million in 2009. The additional expense in the 2010 period resulted primarily from:
•	centers acquired or opened during 2009, which resulted in an increase of $6.9 million in other operating expenses;

•	an increase of $2.7 million in other operating expenses at our 2010 same-center group resulting primarily from general inflationary cost increases and additional procedure volume; and

•	centers acquired or opened during 2010, which resulted in an increase of $2.6 million in other operating expenses.
Depreciation and amortization expense increased $2.6 million, or 11%, in 2010 from 2009, primarily as a result of centers acquired in 2009 now having a full year of operations. In addition, the Company recorded additional depreciation expense of approximately $1.1 million associated with the acceleration of scheduled leasehold improvement depreciation at a center that will be relocated in 2011, prior to the expiration of its original expected lease term.
We anticipate further increases in operating expenses in 2011, primarily due to additional acquired centers and an additional start-up center expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation, and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At December 31, 2010, we had one center under development.
Interest expense increased $5.7 million, or 75%, to $13.4 million from $7.6 million in 2010. We refinanced our revolving credit facility in May 2010, which resulted in an increase in interest expense of approximately $5.5 million due to higher interest rates under our new credit agreements and the write-off of remaining unamortized deferred financing costs. See “— Liquidity and Capital Resources.”
We recognized income tax expense of $34.3 million in 2010 compared to $35.1 million in 2009. Our effective tax rate in 2010 was 15.9% of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2010, we sold our interest in one surgery center and classified five additional surgery centers as discontinued in 2010, following management’s assessment of limited growth opportunities at these centers. In 2009, we disposed our interests in one surgery center, and classified one surgery center as discontinued. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss on the disposition of discontinued interests in surgery centers of $1.1 million during 2010 and an after tax loss for the disposition of discontinued interests in surgery centers of $1.9 million in 2009. The net earnings derived from the operations of the discontinued surgery centers was $1.6 million for 2010 and $2.6 million for 2009.
Net earnings from continuing operations attributable to noncontrolling interests in 2010 increased $2.1 million, or 2%, to $129.6 million from the comparable 2009 period, primarily as a result of net earnings associated with surgery centers recently added to operations. As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 18.2% from 19.4% during the 2009 period as a result of reduced center profit margins caused by lower same-center revenue. The net earnings from discontinued operations attributable to noncontrolling interests were $1.0 million and $1.6 million in 2010 and 2009, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenues increased $69.6 million, or 12%, to $658.2 million in 2009 from $588.7 million in 2008. The number of procedures performed in our ASCs increased by 129,843, or 12%, to 1,215,784 in 2009 from 1,085,941 in 2008. The additional revenues resulted primarily from:
•	centers acquired or opened in 2008, which contributed $59.7 million of additional revenues due to having a full period of operations in 2009; and

•	centers acquired and opened in 2009, which generated $8.6 million in revenues.
While our same-center procedure growth was approximately 1% in 2009, due to reductions in reimbursement from CMS, adverse economic conditions and high unemployment, our same-center revenue was flat. Staff at newly acquired and developed centers, as well as the additional staffing required at certain existing centers, resulted in a 13% increase in salaries and benefits at our surgery centers in 2009. We experienced a 32% increase in salaries and benefits at our corporate offices during 2009 over 2008. The increase in corporate office salaries and benefits was primarily due to higher bonus expense incurred during the 2009 period, year over year salary increases, investment gains associated with our supplemental retirement plan, which are allocated to salaries and benefits because the gains are attributable to the participants’ self-directed investments, and additional employees, primarily in our information technology area. Salaries and benefits increased in total by 16% to $197.6 million in 2009 from $170.5 million in 2008. Salaries and benefits as a percentage of revenues increased in 2009 compared to 2008, primarily due to the impact of flat revenue growth within our same center group against the increase in corporate salaries and benefits in 2009, as described above.
Supply cost was $81.6 million in 2009, an increase of $12.4 million, or 18%, over supply cost in 2008. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure in 2009 increased by approximately $3. This increase is related to a combination of higher utilization of disposable supplies at our gastroenterology centers, greater use of premium cataract lenses at our ophthalmology centers and a greater percentage of non-gastroenterology procedures performed at our multispecialty and orthopaedic centers, which had a higher weighted average cost.
Other operating expenses increased $13.0 million, or 11%, to $134.6 million in 2009 from $121.6 million in 2008. The additional expense in the 2009 period resulted primarily from:
•	centers acquired or opened during 2008, which resulted in an increase of $10.4 million in other operating expenses;

•	centers acquired or opened during 2009, which resulted in an increase of $2.2 million in other operating expenses; and

•	an increase of $2.3 million in other operating expenses at our 2009 same-center group resulting primarily from general inflationary cost increases and additional procedure volume.
Other operating expenses at our corporate offices decreased during 2009 from 2008 by approximately $1.9 million primarily due to changes in the gains and losses of the Company’s supplemental employee retirement plan investments, which offset the corresponding increases in salary cost.
Depreciation and amortization expense increased $2.2 million, or 11%, in 2009 from 2008, primarily as a result of centers acquired since 2008 and newly developed surgery centers in operation, which have an initially higher level of depreciation expense due to their construction costs.
Although our average debt outstanding was approximately 28% higher in 2009 over 2008, interest expense decreased $2.1 million in 2009, or 21%, from 2008, due to a reduced average interest rate in 2009 on our variable interest debt.
We recognized income tax expense of $35.1 million in 2009 compared to $32.5 million in 2008. Our effective tax rate in 2009 was 16.4% of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0%, primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 40% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During 2009, we sold our interests in one surgery center following management’s assessment of limited growth opportunities at this center. In 2008, we sold our interests in three surgery centers, closed three surgery centers and classified one surgery center as discontinued. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented along with the results of operations of the centers classified as discontinued during 2010. We recognized an after tax loss for the disposition of discontinued interests in surgery centers of $702,000 during 2009 and $1.8 million in 2008. The net earnings derived from the operations of the discontinued surgery centers was $2.6 million for 2009 and 2008, respectively.
Net earnings from continuing operations attributable to noncontrolling interests in 2009 increased $11.1 million, or 10%, to $127.6 million from the comparable 2008 period, primarily as a result of net earnings associated with surgery centers recently

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
added to operations. As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 19.4% from 19.8% during the 2008 period as a result of reduced center profit margins caused by lower same-center revenue. The net earnings from discontinued operations attributable to noncontrolling interests were $1.6 million and $2.4 million in 2009 and 2008, respectively.
Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2010 and 2009 were $34.1 million and $29.4 million, respectively. At December 31, 2010, we had working capital of $89.4 million, compared to $80.2 million at December 31, 2009. Operating activities for 2010 generated $230.6 million in cash flow, which was comparable to cash flow generated from operating activities in 2009 of $232.6 million. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly owned subsidiaries, as well as to the other partners, which the centers are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the year ended December 31, 2010 and 2009, were $132.1 million and $130.1 million, respectively. Distributions to noncontrolling interests increased $2.0 million, primarily as a result of additional centers in operation.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for allowance for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2010 and 2009, our accounts receivable represented 31 and 32 days of revenue outstanding, respectively.
During 2010, we had total acquisitions and capital expenditures of $73.0 million, which included:
•	$53.7 million for acquisitions of interests in ASCs and related transactions;

•	$20.5 million for new or replacement property at existing centers, including $4.0 million in new capital leases; and

•	$2.8 million for centers under development.
As of December 31, 2010, the Company had a purchase price payable of $3.9 million for an acquisition completed immediately prior to the end of the year and funded in January 2011 through borrowings under our revolving credit facility.
In December 2010, we entered into two separate agreements to purchase a controlling interest in two centers for $21.3 million. The consummation of the acquisitions is contingent upon the satisfaction of closing conditions customary for transactions of this type. We anticipate closing these transactions in April 2011 and intend to fund the acquisitions through a combination of operating cash flow and borrowings under our revolving credit facility.
During 2010, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.0 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners. During 2010, we received $60,000 in proceeds from the sale of a surgery center and $73,000 in capital contributions from our noncontrolling partners.
During 2010, we had net repayments on long-term debt of $19.3 million, and at December 31, 2010 we had $188.0 million outstanding under our revolving credit agreement and $75.0 million of senior secured notes outstanding. At December 31, 2010, we were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Fees associated with the refinancing of our revolving credit facility, an increase in the interest rate under our new revolving credit facility, and fixed rate senior secured notes outstanding resulted in an increase in interest expense and a decrease in operating cash flow of approximately $5.5 million in 2010.
In September 2008, our board of directors authorized a stock repurchase program for up to $25.0 million of our outstanding common stock, which we fully executed during 2008 and 2009, resulting in the purchase of 1,347,752 shares. In October 2010, our board of directors approved a new stock repurchase program for up to $40.0 million of our outstanding shares of common stock to be purchased over the following 18 months. We intend to fund the purchase price for any shares acquired using primarily cash generated from our operations and borrowings under our revolving credit agreement.
The following schedule summarizes all of our contractual obligations by period as of December 31, 2010 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$329,391	$14,517	$32,763	$226,736	$55,375
Capital lease obligations, including interest	18,962	3,498	3,734	1,961	9,769
Operating leases, including renewal option periods (2)	404,982	35,385	67,739	64,451	237,407
Construction in progress commitments	1,008	1,008	—	—	—
Liability for unrecognized tax benefits	8,434	—	8,434	—	—
Purchase commitment	25,152	25,152	—	—	—

Total contractual cash obligations	$787,929	$79,560	$112,670	$293,148	$302,551

(1)	Our long-term debt may increase based on future acquisition activity. We will use our operating cash flow to repay existing long-term debt under our revolving credit and note agreements prior to or on its maturity date.

(2)	Operating lease obligations do not include common area maintenance, or CAM, insurance or tax payments for which the Company is also obligated. Total expense related to CAM, insurance and taxes for the 2010 fiscal year was approximately $5.4 million.
In addition, as of February 24, 2011, we had available under our revolving credit agreement $191.5 million for acquisition borrowings, of which we expect to use approximately $21.3 million to acquire two centers in April 2011.
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
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. We have used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted our consolidated results.
In June 2009, the FASB amended the consolidation guidance related to variable-interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable-interest entity, and expanded the requirements for reconsideration of the primary beneficiary. This standard is effective for us on January 1, 2010. The adoption of this standard did not have a material impact on our consolidated results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. Indebtedness outstanding pursuant to our revolving credit facility bears interest at a variable rate indexed to the base rate or LIBOR plus the applicable margin. Indebtedness outstanding pursuant to our senior secured notes bears interest of a fixed rate of 6.04%. We entered into an interest rate swap agreement in April 2006 in which $50.0 million of the principal amount outstanding under the revolving credit facility will bear interest at a fixed-rate of 5.365% for the period from April 28, 2006 to April 28, 2011. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2010, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $900,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our income or cash flows in 2011.
As previously discussed, we refinanced our revolving credit facility and entered into a private placement debt arrangement in May 2010. These new credit agreements provide for additional fees and higher interest spreads. Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $3.5 million in 2011 due to the full year impact of the refinancing.
The table below provides information as of December 31, 2010 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Fixed rate	$5,801	$4,760	$8,655	$12,085	$61,235	$55,573	$148,109	$148,109
Average interest rate	5.1%	4.7%	5.5%	6.0%	3.6%	6.0%

Variable rate	$848	$840	$774	$375	$138,654	$263	$141,754	$150,935
Average interest rate	4.9%	5.0%	5.1%	4.0%	3.0%	3.9%
The difference in maturities of long-term obligations and overall increase in total borrowings from 2009 to 2010 principally resulted from the refinancing of our revolving credit facility, or new senior secured notes, and our borrowings associated with acquisitions of surgery centers. The average interest rates on these borrowings at December 31, 2010 remained consistent as compared to December 31, 2009. Included in the table above is $50.0 million of fixed rate debt set to mature during 2015 which will revert to variable rate debt during the second quarter of 2011 due to the maturity of the interest rate swap agreement that currently fixes the interest on that debt.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted the amended provisions of Financial Accounting Standards Accounting Standards Codification (“ASC”) 805, Business Combinations, which resulted in the Company changing the method in which it accounts for business combinations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 25, 2011

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands)

	2010	2009

Assets

Current assets:
Cash and cash equivalents	$34,147	$29,377
Accounts receivable, net of allowance of $13,070 and $12,375, respectively	67,617	66,886
Supplies inventory	10,157	8,745
Deferred income taxes	1,509	2,324
Prepaid and other current assets	18,660	15,408
Current assets held for sale	866	34

Total current assets	132,956	122,774

Property and equipment, net	119,167	120,158
Goodwill	894,497	813,876
Intangible assets, net	11,361	9,797
Long-term assets held for sale	7,897	170
Long-term receivables	—	56

Total assets	$1,165,878	$1,066,831

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$6,648	$5,989
Accounts payable	15,291	14,821
Accrued salaries and benefits	17,952	18,156
Other accrued liabilities	3,136	3,208
Current income taxes payable	—	402
Current liabilities held for sale	536	37

Total current liabilities	43,563	42,613

Long-term debt	283,215	296,783
Deferred income taxes	90,089	71,665
Other long-term liabilities	24,404	22,036
Commitments and contingencies
Noncontrolling interests — redeemable	147,740	123,363
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—

Equity:
Common stock, no par value 70,000,000 shares authorized, 31,039,770 and 30,674,525 shares outstanding, respectively	171,522	163,729
Retained earnings	393,061	343,236
Accumulated other comprehensive loss, net of income taxes	(515)	(1,849)

Total AmSurg Corp. equity	564,068	505,116
Noncontrolling interests — non-redeemable	12,799	5,255

Total equity	576,867	510,371

Total liabilities and equity	$1,165,878	$1,066,831

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except earnings per share)

	2010	2009	2008

Revenues	$710,409	$658,223	$588,658

Operating expenses:
Salaries and benefits	213,274	197,569	170,456
Supply cost	94,064	81,607	69,223
Other operating expenses	148,878	134,574	121,564
Depreciation and amortization	24,910	22,351	20,172

Total operating expenses	481,126	436,101	381,415

Operating income	229,283	222,122	207,243
Interest expense	13,371	7,647	9,704

Earnings from continuing operations before income taxes	215,912	214,475	197,539
Income tax expense	34,324	35,067	32,472

Net earnings from continuing operations	181,588	179,408	165,067

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	1,640	2,644	2,632
Loss on disposal of discontinued interests in surgery centers, net of income tax	(2,732)	(702)	(1,773)

Net (loss) gain from discontinued operations	(1,092)	1,942	859

Net earnings	180,496	181,350	165,926

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	129,641	127,582	116,467
Net earnings from discontinued operations	1,030	1,620	2,413

Total net earnings attributable to noncontrolling interests	130,671	129,202	118,880

Net earnings attributable to AmSurg Corp. common shareholders	$49,825	$52,148	$47,046

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$51,947	$51,826	$48,600
Discontinued operations, net of income tax	(2,122)	322	(1,554)

Net earnings attributable to AmSurg Corp. common shareholders	$49,825	$52,148	$47,046

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.72	$1.69	$1.54
Net (loss) gain from discontinued operations attributable to AmSurg Corp. common shareholders	(0.07)	0.01	(0.05)

Net earnings attributable to AmSurg Corp. common shareholders	$1.65	$1.71	$1.49

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$1.69	$1.68	$1.52
Net (loss) gain from discontinued operations attributable to AmSurg Corp. common shareholders	(0.07)	0.01	(0.05)

Net earnings attributable to AmSurg Corp. common shareholders	$1.62	$1.69	$1.47

Weighted average number of shares and share equivalents outstanding:
Basic	30,255	30,576	31,503
Diluted	30,689	30,862	31,963
See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Net earnings	$180,496	$181,350	$165,926

Other comprehensive income, net of tax:
Unrealized gain (loss) on interest rate swap, net of tax	1,334	1,002	(1,414)

Comprehensive income, net of tax	181,830	182,352	164,512

Less comprehensive income attributable to noncontrolling interests	130,671	129,202	118,880

Comprehensive income attributable to AmSurg Corp. common shareholders	$51,159	$53,150	$45,632

See accompanying notes to the consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests —
				Other	Interests —	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at January 1, 2008	31,203	$168,620	$244,042	$(1,437)	$2,537	$413,762	$59,469
Issuance of restricted common stock	147	—	—	—	—	—	—
Cancellation of restricted common stock	(10)	—	—	—	—	—	—
Stock options exercised	519	9,970	—	—	—	9,970	—
Stock repurchased	(517)	(12,413)	—	—	—	(12,413)	—
Share-based compensation	—	4,710	—	—	—	4,710	—
Tax benefit related to exercise of stock options	—	1,305	—	—	—	1,305	—
Net earnings	—	—	47,046	—	3,308	50,354	115,572	$165,926

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(3,087)	(3,087)	(115,100)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	119	119	3,261
Loss on interest rate swap, net of income tax expense of $911	—	—	—	(1,414)	—	(1,414)	—

Balance at December 31, 2008	31,342	172,192	291,088	(2,851)	2,877	463,306	63,202
Issuance of restricted common stock	162	—	—	—	—	—	—
Cancellation of restricted common stock	(14)	(26)	—	—	—	(26)	—
Stock options exercised	15	201	—	—	—	201	—
Stock repurchased	(831)	(12,587)	—	—	—	(12,587)	—
Share-based compensation	—	4,068	—	—	—	4,068	—
Tax benefit related to exercise of stock options	—	2	—	—	—	2	—
Net earnings	—	—	52,148	—	4,065	56,213	125,137	$181,350

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(3,848)	(3,848)	(126,797)
Sale of noncontrolling interests	—	(121)	—	—	—	(121)	947
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	2,161	2,161	60,874
Gain on interest rate swap, net of income tax benefit of $646	—	—	—	1,002	—	1,002	—

Balance at December 31, 2009	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity — (continued)
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests —
				Other	Interests —	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2009	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	233	—	—	—	—	—	—
Cancellation of restricted common stock	(25)	(15)	—	—	—	(15)	—
Stock options exercised	158	2,583	—	—	—	2,583	—
Share-based compensation	—	4,869	—	—	—	4,869	—
Tax benefit related to exercise of stock options	—	71	—	—	—	71	—
Net earnings	—	—	49,825	—	4,546	54,371	126,125	$180,496

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(4,844)	(4,844)	(127,193)
Purchase of noncontrolling interests		893	—	—	(137)	756	(1,046)
Sale of noncontrolling interests	—	(608)	—	—	434	(174)	614
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	7,545	7,545	25,877
Gain on interest rate swap, net of income tax expense of $860	—	—	—	1,334	—	1,334	—

Balance at December 31, 2010	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net earnings	$180,496	$181,350	$165,926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,910	22,351	20,172
Net loss on sale of long-lived assets	4,243	455	922
Share-based compensation	4,869	4,068	4,710
Excess tax benefit from share-based compensation	(200)	(32)	(1,351)
Deferred income taxes	18,247	14,703	14,729
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	713	1,494	3,792
Supplies inventory	(541)	(60)	(83)
Prepaid and other current assets	(3,364)	(733)	2,344
Accounts payable	(220)	1,289	(1,904)
Accrued expenses and other liabilities	168	6,666	(487)
Other, net	1,254	1,033	926

Net cash flows provided by operating activities	230,575	232,584	209,696

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(53,690)	(95,826)	(118,671)
Acquisition of property and equipment	(19,275)	(19,930)	(18,379)
Proceeds from sale of interests in surgery centers	60	1,298	3,812
Repayment of notes receivable	—	1,666	1,458

Net cash flows used in investing activities	(72,905)	(112,792)	(131,780)

Cash flows from financing activities:
Proceeds from long-term borrowings	176,619	137,178	157,787
Repayment on long-term borrowings	(195,960)	(116,951)	(114,788)
Distributions to noncontrolling interests	(132,110)	(130,855)	(118,769)
Proceeds from issuance of common stock upon exercise of stock options	2,583	201	9,970
Repurchase of common stock	—	(12,587)	(12,413)
Capital contributions and ownership transactions by noncontrolling interests	224	1,036	582
Excess tax benefit from share-based compensation	200	32	1,351
Financing cost incurred	(4,456)	(17)	(41)

Net cash flows used in financing activities	(152,900)	(121,963)	(76,321)

Net increase (decrease) in cash and cash equivalents	4,770	(2,171)	1,595
Cash and cash equivalents, beginning of year	29,377	31,548	29,953

Cash and cash equivalents, end of year	$34,147	$29,377	$31,548

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
As further described in note 13, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain of its partnership and operating agreements, to purchase the noncontrolling interests related to substantially all of certain of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2010, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests — redeemable on the Company’s consolidated balance sheets.
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
d. Prepaid and Other Current Assets
At December 31, 2010, prepaid and other current assets were comprised of short-term investments of $6,450,000, other prepaid expenses of $4,386,000, prepaid insurance expense of $3,402,000, other current receivables of $2,063,000, current income tax receivable of $1,555,000 and other current assets of $804,000. At December 31, 2009, prepaid and other current assets were comprised of short-term investments of $4,544,000, other prepaid expenses of $3,930,000, prepaid insurance expense of $3,412,000, other current receivables of $2,904,000, and other current assets of $618,000.

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
f. Goodwill
The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered. Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. The Company has determined that it has one operating, as well as one reportable, segment. For impairment testing purposes, the centers qualify as components of that operating segment. Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company completed its annual impairment test as of December 31, 2010, and determined that goodwill was not impaired.
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
h. Other Long-Term Liabilities
At December 31, 2010, other long-term liabilities are comprised of deferred rent of $8,555,000, tax-effected unrecognized benefits of $8,434,000 (see note 1(k)), purchase price obligation of $3,895,000, unfavorable lease liability of $2,581,000, negative fair value of our interest rate swap of $902,000 and other long-term liabilities of $37,000. At December 31, 2009, other long-term liabilities are comprised of deferred rent of $7,544,000, tax-effected unrecognized benefits of $8,383,000 (see note 1(k)), unfavorable lease liability of $2,959,000, negative fair value of our interest rate swap of $3,095,000 and other long-term liabilities of $55,000.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid (see note 1(o)). During the years ended December 31, 2010, 2009 and 2008, the Company derived approximately 31%, 33% and 34%, respectively, of its revenues from government healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
j. Operating Expenses
Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers. Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. Bad debt expense was approximately $16,945,000, $16,781,000 and $17,015,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
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
Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increased its financing cash flows by $200,000, $32,000 and $1,351,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company examines its concentrations of holdings, its historical patterns of award exercises and forfeitures as well as forward-looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company has identified three employee populations, consisting of senior executives, officers and all other recipients. The expected volatility rate applied was estimated based on historical volatility. The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward-looking factors where present for each population identified. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population identified. The Company will adjust the estimated forfeiture rate to its actual experience. The Company intends to retain its earnings to finance growth and development of the business and does not expect to disclose or pay any cash dividends in the foreseeable future.
n. Use of Estimates
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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at December 31, 2010 and 2009 reflect allowances for contractual adjustments of $118,503,000 and $100,088,000, respectively, and allowance for bad debt expense of $13,070,000 and $12,375,000, respectively.
o. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.
In June 2009, the FASB amended the consolidation guidance related to variable-interest entities. The amendments include the elimination of the exemption for qualifying special purpose entities, revised criteria for determining the primary beneficiary of a variable-interest entity, and expanded the requirements for reconsideration of the primary beneficiary. This standard was effective for the Company on January 1, 2010. The adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
p. Reclassifications
Certain prior year amounts have been reclassified to reflect the impact of additional discontinued operations as further discussed in note 2(c).
2. Acquisitions and Dispositions
a. Acquisitions
In December 2007, the FASB issued ASC 805, Business Combinations (“ASC 805”). ASC 805 was effective for the Company on January 1, 2009 and has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Upon adoption of ASC 805, there was no impact on the Company’s consolidated results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 did not have a material effect on the Company’s consolidated results of operations or cash flows.
In accordance with ASC 805, the Company accounts for its business combinations under the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer be identified for each business combination. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control. The assets acquired, liabilities assumed (including contingencies, if any) and any noncontrolling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination.
As a significant part of its growth strategy, the Company acquires controlling interests in centers. The Company, through a wholly owned subsidiary and in separate transactions, acquired at least a 51% controlling interests in 7 and 11 centers during 2010 and 2009, respectively. The aggregate amount paid for the acquisitions was approximately $53,690,000 and $95,826,000 during 2010 and 2009, respectively, which was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit agreement. In addition, the Company had a purchase price payable of $3,895,000 for a December 31, 2010 acquisition, which, was reflected as other long-term liabilities in the balance sheet as of December 31, 2010. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2010 and 2009, including post acquisition date adjustments recorded to finalize purchase price allocations, are as follows (in thousands):

	2010	2009
	Acquisitions	Acquisitions

Accounts receivable	$2,471	$4,603
Prepaid and other current assets	1,072	616
Property and equipment	4,291	13,337
Accounts payable	(946)	(898)
Other accrued liabilities	(198)	(955)
Long-term debt	(2,410)	(9,876)
Goodwill and other intangible assets (approximately $55,400 and $92,283 deductible for tax purposes, respectively)	86,852	152,227

Total fair value	91,132	159,054
Less: Fair value attributable to noncontrolling interests	33,547	63,228

Acquisition date fair value of total consideration transferred	57,585	95,826
Less: Purchase price payable at December 31, 2010 and 2009, respectively	(3,895)	—

Cash paid for acquisition of interests in surgery centers	$53,690	$95,826

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. The Company incurred and expensed in other operating expenses approximately $248,000 and $324,000 in acquisition related costs, primarily attorney fees for the years ended December 31, 2010 and 2009, respectively.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Revenues and net earnings included in the years ended December 31, 2010 and 2009 associated with these acquisitions are as follows (in thousands):

	2010	2009

Revenues	$17,397	$10,327

Net earnings	5,358	3,721
Less: Net earnings attributable to noncontrolling interests	2,708	2,264

Net earnings attributable to AmSurg Corp. common shareholders	$2,650	$1,457

b. Pro Forma Information
The unaudited consolidated pro forma results for the years ended December 31, 2010 and 2009, assuming all 2010 and 2009 acquisitions had been consummated on January 1, 2009, are as follows (in thousands, except per share data):

	2010	2009

Revenues	$728,284	$734,837
Net earnings	184,999	203,663
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	53,462	60,267
Net earnings	51,340	60,589
Net earnings from continuing operations per common share:
Basic	$1.77	$1.97
Diluted	$1.74	$1.95
Net earnings:
Basic	$1.70	$1.98
Diluted	$1.67	$1.96
Weighted average number of shares and share equivalents:
Basic	30,255	30,576
Diluted	30,689	30,862
c. Dispositions
The Company initiated the dispositions due to management’s assessment of the limited growth opportunities at these centers. Results of operations of the centers discontinued for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008

For the year ended December 31:
Cash proceeds from disposal	$60	$400	$3,644
Net (loss) gain from discontinued operations	(1,092)	1,942	859
Net (loss) gain from discontinued operations attributable to AmSurg Corp.	(2,122)	322	(1,554)
At December 31, 2010 and 2009, the Company held its interests in five and one center, respectively, classified as discontinued. Centers classified as discontinued at December 31, 2010 will either be sold in 2011 or closed as they fulfill their near-term lease obligations. The results of operations of discontinued centers have been classified as discontinued operations in all periods presented. Results of operations of the combined discontinued surgery centers for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Revenues	$10,299	$12,243	$17,559
Earnings before income taxes	2,033	3,305	3,237
Net earnings	1,640	2,644	2,632

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
3. Property and Equipment
Property and equipment at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Land and improvements	$—	$164
Building and improvements	106,678	106,639
Movable equipment, software and software development costs	154,317	143,990
Construction in progress	8,154	2,521

	269,149	253,314
Less accumulated depreciation	(149,982)	(133,156)

Property and equipment, net	$119,167	$120,158

The Company capitalized interest in the amount of $54,000, $66,000 and $96,000 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Company and its partnerships had unfunded construction and equipment purchases of approximately $1,008,000 in order to complete construction in progress. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2010, 2009 and 2008 was $25,279,000, $22,784,000 and $21,185,000, respectively.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Balance, beginning of year	$813,876	$661,693
Purchase price allocations	86,539	152,594
Disposals	(5,918)	(411)

Balance, end of year	$894,497	$813,876

Amortizable intangible assets at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$4,516	$(567)	$3,949	$2,780	$(2,310)	$470
Customer and non-compete agreements	3,180	(1,818)	1,362	3,180	(1,618)	1,562

Total amortizable intangible assets	$7,696	$(2,385)	$5,311	$5,960	$(3,928)	$2,032

Amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $1,184,000, $492,000 and $480,000, respectively. Included in amortization expense for the year ended December 31, 2010 is $434,000 of previously unamortized deferred financing costs expensed in conjunction with the refinancing of the revolving credit facility (see note 5). Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2010, with a weighted average amortization period of 4.9 years, is $1,111,000, $1,111,000, $1,108,000, $1,101,000, $598,000 and $282,000.
At December 31, 2010 and 2009, other non-amortizable intangible assets related to restrictive covenant arrangements were $6,050,000 and $7,765,000, respectively.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
5. Long-term Debt
Long-term debt at December 31, 2010 and 2009 was comprised of the following (in thousands):

	2010	2009

$375,000,000 credit agreement at base rate, or LIBOR plus 1.25% to 3.50%, or a combination thereof (average rate of 3.0% at December 31, 2010), due May 2015	$188,000	$276,300
Fixed rate senior secured notes (rate of 6.04%)	75,000	—
Other debt at an average rate of 4.6%, due through 2016	12,933	14,250
Capitalized lease arrangements at an average rate of 5.5%, due through 2026	13,930	12,222

	289,863	302,772
Less current portion	6,648	5,989

Long-term debt	$283,215	$296,783

The Company refinanced its revolving credit facility on May 28, 2010. The new revolving credit agreement permits the Company to borrow up to $375,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provides for a fee of 0.25% to 0.625% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth. Borrowings under the revolving credit agreement mature in May 2015 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. The Company was in compliance with all covenants contained in the revolving credit agreement at December 31, 2010.
On May 28, 2010, the Company issued, pursuant to a note purchase agreement, $75,000,000 of 6.04% senior secured notes due May 28, 2020. The senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in year four. The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement. The Company was in compliance with all covenants contained in the note purchase agreement at December 31, 2010.
Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $43,649,000. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.
Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2010 are $6,649,000, $5,600,000, $9,429,000, $12,460,000, $199,889,000 and $55,836,000.
6. Derivative Instruments
The Company entered into an interest rate swap agreement in April 2006, the objective of which is to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement. The interest rate swap has a notional amount of $50,000,000. The Company pays to the counterparty a fixed-rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management, the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of December 31, 2010 upon termination of the swap agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap, net of tax, of $1,334,000 and $1,002,000 was included in other comprehensive income in the years ended December 31, 2010 and 2009, respectively. A decrease in the fair value of the interest rate swap, net of tax of $1,414,000 was included in other comprehensive income for the year ended December 31, 2008. Accumulated other comprehensive loss, net of income taxes, was $515,000 and $1,849,000 as of December 31, 2010 and 2009, respectively.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows (in thousands):

	Asset Derivatives December 31,				Liability Derivatives December 31,
	2010		2009		2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments	Other		Other		Other		Other
	assets, net	$—	assets, net	$—	long-term liabilities	$902	long-term liabilities	$3,095

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
The Company adopted the updated guidance of the FASB related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for the Company January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The adoption of the updated guidance for Levels 1 and 2 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.
In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2010 and 2009, the Company utilized Level 2 inputs to perform such measurements methods which were commensurate with the market approach (in thousands):

	December 31, 2010	December 31, 2009

Assets:
Supplemental executive retirement savings plan investments	$6,450	$4,544

Liabilities:
Interest rate swap agreement	$902	$3,095

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments. The fair value of the interest rate swap agreement, which is included in other long-term liabilities, was determined by a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The valuation, which represents the amount that the Company would have paid as of December 31, 2010 upon termination of the agreement, considered current interest rate swap rates, the critical terms of the agreement and interest rate projections. There were no transfers to or from Levels 1 and 2 during the three and nine months ended December 31, 2010.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $148,109,000, was $150,935,000 at December 31, 2010. The fair value of variable-rate long-term debt approximates its carrying value of $141,754,000 at December 31, 2010. The fair value of fixed rate long-term debt, with a carrying value of $63,348,000, was $59,548,000 at December 31, 2009. The fair value of variable-rate long-term debt, with a carrying value of $231,350,000, was $227,536,000 at December 31, 2009. The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
8. Leases
The Company has entered into various building and equipment capital and operating leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2030. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2010 were as follows (in thousands):

	Capitalized
Year Ended	Equipment	Operating
December 31,	Leases	Leases

2011	$3,498	$35,385
2012	2,436	34,232
2013	1,298	33,507
2014	1,012	32,916
2015	949	31,535
Thereafter	9,769	237,407

Total minimum rentals	18,962	$404,982

Less amounts representing interest at rates ranging from 3.8% to 9.7%	5,032

Capital lease obligations	$13,930

At December 31, 2010, buildings and equipment with a cost of approximately $18,000,000 and accumulated depreciation of approximately $4,027,000 were held under capital leases. The Company and the partners in the partnerships have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2010, 2009 and 2008 was approximately $37,301,000, $35,401,000 and $32,782,000, respectively.
9. Shareholders’ Equity
a. Common Stock
In September 2008, the Company’s Board of Directors authorized a stock repurchase program for up to $25,000,000 of the Company’s outstanding common stock over the following 12 months. During the year ended December 31, 2008, the Company purchased 517,052 shares of the Company’s common stock for approximately $12,413,000, at an average price of $24 per share. During the year ended December 31, 2009, the Company purchased 830,700 shares of the Company’s common stock for approximately $12,587,000, at an average price of $15 per share, which completed the $25,000,000 stock repurchase program authorized by the Company’s Board of Directors in September 2008.
On April 22, 2009 the Company’s Board of Directors approved an additional stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. This plan expired in October 2010 with no shares having been purchased pursuant to the plan.
On October 20, 2010, the board of directors approved a new stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. As of December 31, 2010, no shares had been repurchased pursuant to this plan.
b. Shareholder Rights Plan
In 1999, the Company’s Board of Directors adopted a shareholder rights plan and declared a distribution of one stock purchase right for each outstanding share of the Company’s common stock to shareholders of record on December 16, 1999 and for each share of common stock issued thereafter. The shareholder rights plan expired on December 2, 2009.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
c. Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. Restricted stock granted to outside directors in 2010 vests over a two year period. Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees in 2010 vests over four years in three equal installments beginning on the second anniversary of the date of grant. Restricted stock granted to employees prior to December 31, 2010, vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Options have a term of ten years from the date of grant. No options were issued in 2010 and 2009. At December 31, 2010, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,488,039 shares were available for future equity grants, including 751,878 shares available for issuance as restricted stock.
Other information pertaining to share-based activity for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Share-based compensation expense	$4,869	$4,068	$4,710
Fair value of shares vested	1,647	5,382	6,523
Cash received from option exercises	2,583	201	9,970
Tax benefit from option exercises	200	34	1,549
As of December 31, 2010, the Company had total unrecognized compensation cost of approximately $6,200,000 related to non-vested awards, which the Company expects to recognize through 2014 and over a weighted-average period of 1.0 years.
Average outstanding share-based awards to purchase approximately 2,384,000, 2,457,000 and 907,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2010, 2009 and 2008, respectively, were not included in the calculation of diluted securities under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.
A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2010, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Non-vested shares at January 1, 2008	193,999	$23.13
Shares granted	147,724	24.79
Shares vested	(4,210)	24.94
Shares forfeited	(9,762)	24.01

Non-vested shares at December 31, 2008	327,751	$23.83
Shares granted	162,507	19.34
Shares vested	(9,666)	22.55
Shares forfeited	(14,205)	23.59

Non-vested shares at December 31, 2009	466,387	$22.29
Shares granted	233,460	21.83
Shares vested	(8,973)	20.45
Shares forfeited	(25,965)	22.21

Non-vested shares at December 31, 2010	664,909	$22.16

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
A summary of stock option activity for the three years ended December 31, 2010 is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Term (in years)

Outstanding at January 1, 2008	3,674,474	$21.72	7.1
Options granted	203,911	24.75
Options exercised with total intrinsic value of $3,947,000	(518,702)	19.25
Options terminated	(83,880)	24.26

Outstanding at December 31, 2008	3,275,803	$22.23	6.7
Options granted	—	—
Options exercised with total intrinsic value of $112,000	(14,699)	13.67
Options terminated	(110,052)	23.73

Outstanding at December 31, 2009	3,151,052	$22.22	5.0
Options granted	—	—
Options exercised with total intrinsic value of $511,000	(157,750)	16.38
Options terminated	(91,313)	23.73

Outstanding at December 31, 2010 with aggregate intrinsic value of $2,411,000	2,901,989	$22.49	4.5

Vested or expected to vest at December 31, 2010 with total intrinsic value of $2,411,000	2,901,989	$22.49	4.5

Exercisable at December 31, 2010 with total intrinsic value of $2,411,000	2,434,647	$22.33	4.0

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2010 exercised their options at the Company’s closing stock price on December 31, 2010.
The Company issued no options during the years ended December 31, 2010 and 2009. The Company, using the Black-Scholes option pricing model for all stock option awards on the date of grant, determined that the weighted average fair value of options at the date of grant issued during the year ended December 31, 2008 were $8.20, by applying the following assumptions:

Expected term/life of options in years	5.1
Forfeiture rate	3.0%
Average risk-free interest rate	2.7%
Volatility rate	31.9%
Dividends	—

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
d. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2010:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$51,947	30,255	$1.72
Effect of dilutive securities options and non-vested shares	—	434

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$51,947	30,689	$1.69

Net earnings attributable to AmSurg Corp. per common share (basic)	$49,825	30,255	$1.65
Effect of dilutive securities options and non-vested shares	—	434

Net earnings attributable to AmSurg Corp. per common share (diluted)	$49,825	30,689	$1.62

For the year ended December 31, 2009:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$51,826	30,576	$1.69
Effect of dilutive securities options and non-vested shares	—	286

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$51,826	30,862	$1.68

Net earnings attributable to AmSurg Corp. per common share (basic)	$52,148	30,576	$1.71
Effect of dilutive securities options and non-vested shares	—	286

Net earnings attributable to AmSurg Corp. per common share (diluted)	$52,148	30,862	$1.69

For the year ended December 31, 2008:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$48,600	31,503	$1.54
Effect of dilutive securities options and non-vested shares	—	460

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$48,600	31,963	$1.52

Net earnings attributable to AmSurg Corp. per common share (basic)	$47,046	31,503	$1.49
Effect of dilutive securities options and non-vested shares	—	460

Net earnings attributable to AmSurg Corp. per common share (diluted)	$47,046	31,963	$1.47

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
10. Income Taxes
Total income taxes expense (benefit) for the years ended December 31, 2010, 2009 and 2008 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2010	2009	2008

Income from continuing operations	$34,324	$35,067	$32,472
Discontinued operations	(1,126)	907	2,141
Shareholders’ equity	(71)	(2)	(1,305)
Other comprehensive income (loss)	860	646	(911)

Total	$33,987	$36,618	$32,397

Income tax expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 was comprised of the following (in thousands):

	2010	2009	2008

Current:
Federal	$11,321	$16,742	$19,798
State	3,347	4,367	3,980
Deferred:
Federal	16,760	11,805	7,296
State	2,896	2,153	1,398

Income tax expense	$34,324	$35,067	$32,472

Income tax expense from continuing operations for the years ended December 31, 2010, 2009 and 2008 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2010	2009	2008

Statutory federal income tax	$75,569	$75,068	$69,139
Less federal income tax assumed directly by noncontrolling interests	(45,374)	(44,654)	(40,783)
State income taxes, net of federal income tax benefit	4,114	4,214	3,373
Increase in valuation allowances	222	327	564
Interest related to unrecognized tax benefits	(151)	2	57
Other	(56)	110	122

Income tax expense	$34,324	$35,067	$32,472

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Increases and (decreases) in interest obligations of $(191,000), $18,000 and $57,000 were recognized in the consolidated statement of earnings for the years ended December 31, 2010, 2009 and 2008, respectively, resulting in a total recognition of interest obligations of approximately $1,373,000 and $1,564,000 in the consolidated balance sheet at December 31, 2010 and 2009, respectively. No amounts for penalties have been recorded.
The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature. A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Balance at beginning of year	$6,766	$6,190	$5,569
Additions for tax positions of current year	378	576	621

Balance at end of year	$7,144	$6,766	$6,190

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase $362,000 within the next 12 months due to continued amortization deductions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $100,000.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009

Deferred tax assets:
Allowance for uncollectible accounts	$1,315	$1,137
Accrued assets and other	1,800	2,943
Valuation allowances	(925)	(1,066)

Total current deferred tax assets	2,190	3,014

Share-based compensation	8,945	7,269
Interest on unrecognized tax benefits	533	667
Accrued liabilities and other	2,242	3,264
Operating and capital loss carryforwards	4,155	3,875
Valuation allowances	(4,045)	(3,272)

Total non-current deferred tax assets	11,830	11,803

Total deferred tax assets	14,020	14,817

Deferred tax liabilities:
Prepaid expenses	681	690
Accrued liabilities and other	—	203
Property and equipment, principally due to differences in depreciation	2,255	1,594
Goodwill, principally due to differences in amortization	99,664	81,671

Total deferred tax liabilities	102,600	84,158

Net deferred tax liabilities	$88,580	$69,341

The net deferred tax liabilities at December 31, 2010 and 2009 were recorded as follows (in thousands):

	2010	2009
|	|
Current deferred income tax assets	$1,509	$2,324
Non-current deferred income tax liabilities	90,089	71,665

Net deferred tax liabilities	$88,580	$69,341

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

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
11. Related Party Transactions
Certain surgery centers lease space from entities affiliated with their physician partners at negotiated rates that management believes were equal to fair market value at the inception of the leases based on relevant market data. Certain surgery centers reimburse their physician partners for salaries and benefits and billing fees related to time spent by employees of their practices on activities of the centers at current market rates. In addition, certain centers compensate at market rates their physician partners for physician advisory services provided to the surgery centers, including medical director and performance improvement services.
Related party payments for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008

Operating leases	$26,373	$18,176	$14,235
Salaries and benefits	61,524	60,298	64,132
Billing fees	11,387	9,589	9,007
Medical advisory services	2,245	1,989	1,836
The Company also reimburses their physician partners for operating expenses paid by the physician partners to third party providers on the behalf of the surgery center. For the years ended December 31, 2010, 2009 and 2008, reimbursed expenses were approximately 5% of other operating expenses as reported in the accompanying consolidated statement of earnings. The Company believes that the foregoing transactions are in its best interests.
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
12. Employee Benefit Programs
As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust. This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits. Company contributions are based on specified percentages of employee compensation. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2010, 2009 and 2008 were approximately $561,000, $525,000 and $479,000, respectively, and vest immediately or incrementally over five years, depending on the tenures of the respective employees for which the contributions were made.
As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets. Employer contributions to this plan for the years ended December 31, 2010, 2009 and 2008 were approximately $234,000, $1,170,000 and $174,000, respectively.
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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2010.

Item 8. Financial Statements and Supplementary Data — (continued)
AmSurg Corp.
Notes to the Consolidated Financial Statements — (continued)
On December 31, 2010, the Company entered into agreements to purchase a controlling interest in two centers for $21,257,000. The consummation of each acquisition is contingent upon the satisfaction of closing conditions customary for transactions of these types. The Company anticipates closing this transaction in April 2011 and intends to fund the acquisition through a combination of operating cash flow and borrowings under its revolving credit facility.
14. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008

Cash paid during the year for:
Interest	$12,219	$7,854	$10,188
Income taxes, net of refunds	16,776	19,336	19,297

Non-cash investing and financing activities:
Increase (decrease) in accounts payable associated with acquisition of property and equipment	164	(1,892)	2,098
Capital lease obligations	4,057	8,222	970
Notes received for sale of a partnership interest	—	—	885
Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	94,686	170,783	134,512
Liabilities assumed and noncontrolling interests	(37,101)	(74,957)	(14,861)
Notes payable and other obligations	(3,895)	—	(980)

Payment for interests in surgery centers and related transactions	$53,690	$95,826	$118,671

15. Subsequent Events
The Company assessed events occurring subsequent to December 31, 2010 for potential recognition and disclosure in the consolidated financial statements. In February 2011, the Company, through a wholly owned subsidiary acquired a majority interest in a surgery center for approximately $3,800,000. Other than as previously described, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data — (continued)
Quarterly Statement of Earnings Data (Unaudited)
The following table presents certain quarterly statement of earnings data for the years ended December 31, 2009 and 2010. The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2009				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Revenues	$160,823	$166,122	$165,276	$166,002	$170,116	$177,498	$178,071	$184,724
Earnings from continuing operations before income taxes	52,207	55,501	54,085	52,682	51,861	55,411	52,656	55,984
Net earnings from continuing operations	43,791	46,309	45,295	44,013	43,240	46,159	44,858	47,331
Net earnings (loss) from discontinued operations	524	544	1,027	(153)	272	469	277	(2,110)
Net earnings	44,315	46,853	46,322	43,860	43,512	46,628	45,135	45,221

Net earnings (loss) attributable to AmSurg Corp. common shareholders:
Continuing	12,413	13,531	13,153	12,729	12,686	12,965	13,074	13,222
Discontinued	203	49	650	(580)	11	177	44	(2,354)

Net earnings	$12,616	$13,580	$13,803	$12,149	$12,697	$13,142	$13,118	$10,868

Diluted net earnings from continuing operations per common share	$0.40	$0.44	$0.43	$0.41	$0.41	$0.42	$0.43	$0.43
Diluted net earnings per common share	$0.40	$0.44	$0.45	$0.40	$0.41	$0.43	$0.43	$0.35

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
We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2010.
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
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning the adoption of the amended provisions of ASC 805, Business Combinations.

/s/ DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 25, 2011

Item 9A. Controls and Procedures — (continued)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.
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
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Election of Directors,” is incorporated herein by reference. Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.
Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.
Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Election of Directors,” is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Executive Compensation,” is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2010, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2010 and 2009,” is incorporated herein by reference.
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
     (3) Exhibits: See the exhibit listing set forth below.

(3) Exhibits

Exhibit	Description
3.1	Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2	Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, dated November 29, 2011)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

10.1*	Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2	Revolving Credit Agreement, dated as of May 28, 2010, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated June 2, 2010)

10.3	Note Purchase Agreement, dated as of May 28, 2010 among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K, dated June 2, 2010)

10.4*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.5*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.6*	Form of Non-Qualified Stock Option Agreement — 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.7*	Form of Restricted Stock Agreement for Non-Employee Directors — 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.8	Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.9	First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.10	Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.11	Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.12	Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.13*	Amended and Restated Supplemental Executive Retirement Savings Plan, as amended (Restated for SEC electronic purposes only and incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2008)

10.14*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 26, 2010)

(3) Exhibits – (continued)

Exhibit	Description
10.15*	Form of Restricted Share Award Agreement for Non-Employee Directors — 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.16*	Form of Non-Qualified Stock Option Agreement for Executive Officers — 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.17*	Form of Restricted Share Award for Employees — 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 26, 2010)

10.18*	Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.19*	Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.20*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.21*	Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 5, 2009)

10.22*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 5, 2009)

10.23*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 5, 2009)

10.24*	Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 5, 2009)

10.25*	Employment Agreement, dated January 30, 2009, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 5, 2009)

10.26*	Employment Agreement, dated March 23, 2009, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 27, 2009)

10.27	Schedule of Non-employee Director Compensation

21.1	Subsidiaries of AmSurg

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (appears on page 59)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certifications

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008 and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

*	Management contract or compensatory plan, contract or arrangement

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.
February 25, 2011	By:	/s/ Christopher A. Holden
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

Signature	Title	Date

/s/ Christopher A. Holden Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Claire M. Gulmi Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Steven I. Geringer Steven I. Geringer	Chairman of the Board	February 25, 2011

/s/ Thomas G. Cigarran Thomas G. Cigarran	Director	February 25, 2011

/s/ James A. Deal James A. Deal	Director	February 25, 2011

/s/ Henry D. Herr Henry D. Herr	Director	February 25, 2011

/s/ Kevin P. Lavender Kevin P. Lavender	Director	February 25, 2011

/s/ Ken P. McDonald Ken P. McDonald	Director	February 25, 2011

/s/ John W. Popp, Jr., M.D. John W. Popp, Jr., M.D.	Director	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee
We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 25, 2011 which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of the amended provisions of ASC 805, Business Combinations; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Nashville, Tennessee
February 25, 2011

S-1

AmSurg Corp.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance
	Beginning of Period	Cost and Expenses	Other Accounts (1)	Against Allowances	at End of Period
Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:

Year ended December 31, 2010	$12,375	$17,211	$448	$(16,964)	$13,070

Year ended December 31, 2009	$11,757	$16,844	$1,359	$(17,585)	$12,375

Year ended December 31, 2008	$8,310	$17,169	$2,401	$(16,123)	$11,757

(1)	Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions. See “Item 8 Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 2.”

S-2