Form 10-Q
period 2011-03-31
AMSURG CORP
filed 2011-05-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
Yes ☐ No ☑
     As of May 5, 2011 there were outstanding 31,260,726 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1. Financial Statements
AmSurg Corp.
Consolidated Balance Sheets
March 31, 2011 (unaudited) and December 31, 2010
(Dollars in thousands)

	March 31,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$37,708	$34,147
Accounts receivable, net of allowance of $13,003 and $13,070, respectively	69,012	67,617
Supplies inventory	10,172	10,157
Deferred income taxes	1,178	1,509
Prepaid and other current assets	17,663	18,660
Current assets held for sale	438	866

Total current assets	136,171	132,956

Property and equipment, net	118,085	119,167
Goodwill	899,984	894,497
Intangible assets, net	12,559	11,361
Long-term assets held for sale	1,994	7,897

Total assets	$1,168,793	$1,165,878

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$7,237	$6,648
Accounts payable	12,694	15,291
Accrued salaries and benefits	15,860	17,952
Other accrued liabilities	3,773	3,136
Current income taxes payable	568	—
Current liabilities held for sale	223	536

Total current liabilities	40,355	43,563

Long-term debt	273,721	283,215
Deferred income taxes	95,934	90,089
Other long-term liabilities	20,398	24,404
Commitments and contingencies
Noncontrolling interests — redeemable	150,584	147,740
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,217,763 and 31,039,770 shares outstanding, respectively	170,266	171,522
Retained earnings	404,754	393,061
Accumulated other comprehensive loss, net of income taxes	(138)	(515)

Total AmSurg Corp. equity	574,882	564,068
Noncontrolling interests — non-redeemable	12,919	12,799

Total equity	587,801	576,867

Total liabilities and equity	$1,168,793	$1,165,878

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Earnings (unaudited)
Three Months Ended March 31, 2011 and 2010
(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$179,415	$169,164

Operating expenses:
Salaries and benefits	55,673	50,803
Supply cost	23,073	22,552
Other operating expenses	38,082	36,643
Depreciation and amortization	5,946	5,652

Total operating expenses	122,774	115,650

Operating income	56,641	53,514
Interest expense	3,941	1,867

Earnings from continuing operations before income taxes	52,700	51,647
Income tax expense	8,336	8,578

Net earnings from continuing operations	44,364	43,069

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	445	443
Loss on disposal of discontinued interests in surgery centers, net of income tax	(181)	—

Net earnings from discontinued operations	264	443

Net earnings	44,628	43,512

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	32,655	30,449
Net earnings from discontinued operations	280	366

Total net earnings attributable to noncontrolling interests	32,935	30,815

Net earnings attributable to AmSurg Corp. common shareholders	$11,693	$12,697

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$11,709	$12,620
Discontinued operations, net of income tax	(16)	77

Net earnings attributable to AmSurg Corp. common shareholders	$11,693	$12,697

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.38	$0.42
Net (loss) earnings from discontinued operations attributable to AmSurg Corp. common shareholders	—	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.38	$0.42

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.38	$0.41
Net (loss) earnings from discontinued operations attributable to AmSurg Corp. common shareholders	—	—

Net earnings attributable to AmSurg Corp. common shareholders	$0.38	$0.41

Weighted average number of shares and share equivalents outstanding:
Basic	30,420	30,212
Diluted	31,024	30,716
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended March 31, 2011 and 2010
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Net earnings	$44,628	$43,512

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of tax	377	239

Comprehensive income, net of tax	45,005	43,751

Less comprehensive income attributable to noncontrolling interests	32,935	30,815

Comprehensive income attributable to AmSurg Corp. common shareholders	$12,070	$12,936

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Changes in Equity (unaudited)
Three Months Ended March 31, 2011 and 2010
(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2010	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	257	—	—	—	—	—	—
Cancellation of restricted common stock	(23)	(525)	—	—	—	(525)	—
Stock options exercised	192	3,597	—	—	—	3,597	—
Stock repurchased	(248)	(6,185)	—	—	—	(6,185)	—
Share-based compensation	—	1,593	—	—	—	1,593	—
Tax benefit related to exercise of stock options	—	264	—	—	—	264	—
Net earnings	—	—	11,693	—	1,501	13,194	31,434	$44,628

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(1,385)	(1,385)	(30,455)
Sale of noncontrolling interest	—	—	—	—	—	—	(1,047)
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	4	4	2,912
Gain on interest rate swap, net of income tax expense of $250	—	—	—	377	—	377	—

Balance at March 31, 2011	31,218	$170,266	$404,754	$(138)	$12,919	$587,801	$150,584

Balance at January 1, 2010	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	216	—	—	—	—	—	—
Stock options exercised	19	296	—	—	—	296	—
Share-based compensation	—	1,231	—	—	—	1,231	—
Tax benefit related to exercise of stock options	—	46	—	—	—	46	—
Net earnings	—	—	12,697	—	990	13,687	29,825	$43,512

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(1,273)	(1,273)	(28,956)
Purchase of noncontrolling interest	—	674	—	—	—	674	—
Sale of noncontrolling interest	—	(4)	—	—	—	(4)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	—	—	11,423
Gain on interest rate swap, net of income tax expense of $154	—	—	—	239	—	239	—

Balance at March 31, 2010	30,909	$165,972	$355,933	$(1,610)	$4,972	$525,267	$135,655

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Three Months Ended March 31, 2011 and 2010
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$44,628	$43,512
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	5,946	5,652
Net loss on sale of long-lived assets	102	—
Share-based compensation	1,593	1,231
Excess tax benefit from share-based compensation	(542)	(46)
Deferred income taxes	5,646	3,706
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,244)	(966)
Supplies inventory	(74)	18
Prepaid and other current assets	1,362	1,135
Accounts payable	(2,147)	(1,653)
Accrued expenses and other liabilities	(4,392)	1,523
Other, net	402	212

Net cash flows provided by operating activities	51,280	54,324

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(3,695)	(27,675)
Acquisition of property and equipment	(4,344)	(3,510)
Proceeds from sale of interests in surgery centers	3,366	—

Net cash flows used in investing activities	(4,673)	(31,185)

Cash flows from financing activities:
Proceeds from long-term borrowings	15,620	36,621
Repayment on long-term borrowings	(24,776)	(25,913)
Distributions to noncontrolling interests	(31,863)	(30,229)
Proceeds from issuance of common stock upon exercise of stock options	3,597	296
Repurchase of common stock	(6,185)	—
Capital contributions and ownership transactions by noncontrolling interests	23	(140)
Excess tax benefit from share-based compensation	542	46
Financing cost incurred	(4)	(25)

Net cash flows used in financing activities	(43,046)	(19,344)

Net increase in cash and cash equivalents	3,561	3,795
Cash and cash equivalents, beginning of period	34,147	29,377

Cash and cash equivalents, end of period	$37,708	$33,172

See accompanying notes to the unaudited consolidated financial statements.

Item 1.	Financial Statements — (continued)
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
As further described in note 12, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of its partnership and operating agreements, to purchase the noncontrolling interests related to substantially all of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2011, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests — redeemable on the Company’s consolidated balance sheets.
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
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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
The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at March 31, 2011 and December 31, 2010 reflect allowances for contractual adjustments of $128,218,000 and $118,503,000, respectively, and allowances for bad debt expense of $13,003,000 and $13,070,000, respectively. For the three months ended March 31, 2011 and 2010, bad debt expense was approximately $4,050,000 and $4,950,000, respectively, and is included in other operating expenses.
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
Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2011 and 2010, the Company derived approximately 31% and 32%, respectively, of its revenues from governmental healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.
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
As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the three months ended March 31, 2011 and 2010, the Company, through a wholly owned subsidiary and in separate transactions, acquired at least a 51% controlling interest in one center in both periods presented. The aggregate amount paid for the acquisitions during the three months ended March 31, 2011 and 2010 was approximately $3,695,000 and $27,675,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition completed in the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Accounts receivable	$216	$916
Supplies, inventory, prepaid and other current assets	27	343
Property and equipment	161	1,140
Accounts payable	(8)	(406)
Other accrued liabilities	(53)	(2)
Long-term debt	(150)	(90)
Goodwill and other intangible assets (approximately $3,626 and $26,577 deductible for tax purposes, respectively)	6,414	38,026

Total fair value	6,607	39,927
Less: Fair value attributable to noncontrolling interests	2,912	12,252

Acquisition date fair value of total consideration transferred	$3,695	$27,675

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. The Company incurred and expensed in other operating expenses approximately $25,000 and $39,000 in acquisition related costs, primarily attorney fees, for the three months ended March 31, 2011 and 2010, respectively.
Revenues and net earnings included in the three months ended March 31, 2011 and 2010 associated with these acquisitions are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues	$549	$1,250

Net earnings	139	490
Less: Net earnings attributable to noncontrolling interests	85	230

Net earnings attributable to AmSurg Corp. common shareholders	$54	$260

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The unaudited consolidated pro forma results for the three months ended March 31, 2011 and 2010, assuming all 2011 and 2010 acquisitions had been consummated on January 1, 2010, are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Revenues	$179,607	$177,617
Net earnings	44,655	48,854
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	11,713	13,314
Net earnings	11,697	13,391
Net earnings from continuing operations per common share:
Basic	$0.39	$0.44
Diluted	$0.38	$0.43
Net earnings:
Basic	$0.38	$0.44
Diluted	$0.38	$0.44
Weighted average number of shares and share equivalents:
Basic	30,420	30,212
Diluted	31,024	30,716
(5) Dispositions
The Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers. Results of operations of the centers discontinued for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Cash proceeds from disposal	$3,366	$—
Net loss from discontinued operations	(181)	—
Net (loss) gain from discontinued operations attributable to AmSurg Corp.	(16)	77
The cash proceeds received at March 31, 2011 resulted from the sale of two centers. At March 31, 2011 and 2010, the Company held its interests in five centers and one center, respectively, that were classified as discontinued. Centers classified as discontinued at March 31, 2011 will either be sold in 2011 or closed as they fulfill their near-term lease obligations. The results of operations of discontinued centers have been classified as discontinued operations in all periods presented. Results of operations of the combined discontinued surgery centers for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Revenues	$2,381	$3,651
Earnings before income taxes	554	736
Net earnings	264	443

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
(6) Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Balance, beginning of period	$894,497	$813,876
Purchase price allocations	6,376	38,076
Disposals	(889)	—

Balance, end of period	$899,984	$851,952

Amortizable intangible assets at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$4,520	$(823)	$3,697	$4,516	$(567)	$3,949
Customer and non-compete agreements	3,180	(1,868)	1,312	3,180	(1,818)	1,362

Total amortizable intangible assets	$7,700	$(2,691)	$5,009	$7,696	$(2,385)	$5,311

Amortization of intangible assets for the three months ended March 31, 2011 and 2010 was $302,000 and $127,000, respectively. Estimated amortization of intangible assets for the remainder of 2011 and the following five years and thereafter is $829,000, $1,105,000, $1,102,000, $1,095,000, $596,000, $240,000 and $42,000, respectively. The Company expects to recognize amortization of intangible assets over a weighted average period of 4.7 years.
At March 31, 2011 and December 31, 2010, other non-amortizable intangible assets related to restrictive covenant arrangements were $7,550,000 and $6,050,000, respectively.
(7) Long-term Debt
Long-term debt at March 31, 2011 and December 31, 2010 was comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010

Revolving credit agreement	$179,000	$188,000
Fixed rate senior secured notes	75,000	75,000
Other debt	13,658	12,933
Capitalized lease arrangements	13,300	13,930

	280,958	289,863
Less current portion	7,237	6,648

Long-term debt	$273,721	$283,215

At March 31, 2011, the Company’s revolving credit agreement permitted the Company to borrow up to $375,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 1.25% to 2.50%, or LIBOR plus 2.25% to 3.50%, or a combination thereof; provided for a fee of 0.25% to 0.625% of unused commitments; and contained certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth. Borrowings under the revolving credit agreement were to mature in May 2015 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of our limited partnerships and our partnership and membership interests in the limited partnerships and limited liability companies. The Company was in compliance with all covenants contained in the revolving credit agreement at March 31, 2011.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
The Company’s $75,000,000 fixed rate senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August of 2013 and are set to mature on May 28, 2020. The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement. The Company was in compliance with all covenants contained in the note purchase agreement at March 31, 2011.
(8) Derivative Instruments
The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement. At March 31, 2011, the interest rate swap had a notional amount of $50,000,000. The Company pays to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and receives a floating rate from the counterparty based on LIBOR. The interest rate swap matures in April 2011. In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) is a fully effective hedge. Payments or receipts of cash under the interest rate swap are shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. The value of the swap represents the estimated amount the Company would have paid as of March 31, 2011 upon termination of the agreement based on a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. An increase in the fair value of the interest rate swap, net of tax, of $377,000 and $239,000 was included in other comprehensive income for the three months ended March 31, 2011 and 2010, respectively. Accumulated other comprehensive loss, net of income taxes, was $138,000 and $515,000 at March 31, 2011 and December 31, 2010, respectively.
The fair values of derivative instruments in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives
designated as	Other		Other		Other		Other
hedging	assets,		assets,		long-term		long-term
instruments	net	$—	net	$—	liabilities	$275	liabilities	$902
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
The Company adopted the updated guidance of the FASB related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for the Company January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which became effective for the Company January 1, 2011. The Company adopted the additional guidance with respect to the roll forward activity in Level 3 fair value measurements on January 1, 2011. The adoption of such additional disclosure provisions did not have an impact on the Company’s consolidated results of operations or financial condition.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
In determining the fair value of assets and liabilities that are measured on a recurring basis at March 31, 2011 and December 31, 2010, the Company utilized Level 2 inputs to perform such measurement methods which were commensurate with the market approach (in thousands):

	March 31,	December 31,
	2011	2010

Assets:
Supplemental executive retirement savings plan investments	$7,034	$6,450

Liabilities:
Interest rate swap agreement	$275	$902

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments. The fair value of the interest rate swap agreement, which is included in other long-term liabilities, was determined by a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement. The valuation, which represents the amount that the Company would have paid as of March 31, 2011 upon termination of the agreement, considered current interest rate swap rates, the critical terms of the agreement and interest rate projections. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2011.
Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $148,781,000, was $150,230,000 at March 31, 2011. The fair value of variable rate long-term debt approximates its carrying value of $132,177,000 at March 31, 2011. The fair value of fixed rate long-term debt, with a carrying value of $148,109,000, was $150,935,000 at December 31, 2010. The fair value of variable rate long-term debt approximates its carrying value of $141,754,000 at December 31, 2010. The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.
(10) Shareholders’ Equity
a. Common Stock
On October 20, 2010 the Company’s board of directors approved a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. During the three months ended March 31, 2011, the Company purchased 248,100 shares of the Company’s common stock for approximately $6,185,000, at an average price of $25 per share, in order to mitigate the dilutive effect of shares issued primarily during the most recent six months pursuant to the Company’s stock incentive plans. In addition, we repurchased 22,802 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.
b. Stock Incentive Plans
In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. At March 31, 2011, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,547,601 shares were available for future equity grants, including 517,922 shares available for issuance as restricted stock. Restricted stock granted to outside directors after 2009 vests over a two year period. Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees after 2009 vests over four years in three equal installments beginning on the second anniversary of the date of grant. Restricted stock granted to employees prior to 2010, vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.
Options are granted at market value on the date of the grant. Prior to 2007, granted options vested ratably over four years. Options granted in 2007 and 2008 vest at the end of four years from the grant date. Outstanding options have a term of ten years from the date of grant. No options were issued in 2011 and 2010.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
Other information pertaining to share-based activity during the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Share-based compensation expense	$1,593	$1,231
Fair value of shares vested	2,363	2,336
Cash received from option exercises	3,597	296
Tax benefit from option exercises	542	46
As of March 31, 2011, the Company had total unrecognized compensation cost of approximately $10,200,000 related to non-vested awards, which the Company expects to recognize through 2015 and over a weighted average period of 1.2 years.
Average outstanding share-based awards to purchase approximately 1,508,706 and 1,965,790 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended March 31, 2011 and 2010, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.
A summary of the status of non-vested restricted shares at March 31, 2011 and changes during the three months ended March 31, 2011 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2010	664,909	$22.16
Shares granted	256,758	21.48
Shares vested, net of shares withheld to cover tax withholding requirements	(77,135)	23.03

Non-vested shares at March 31, 2011	844,532	21.87

A summary of stock option activity for the three months ended March 31, 2011 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2010	2,901,989	$22.49	4.5
Options exercised with total intrinsic value of $1,354,000	(192,137)	18.72
Options terminated	(17,569)	25.42

Outstanding at March 31, 2011 with aggregate intrinsic value of $7,630,000	2,692,283	$22.74	4.0

Vested or expected to vest at March 31, 2011 with aggregate intrinsic value of $7,630,000	2,692,283	$22.74	4.0

Exercisable at March 31, 2011 with aggregate intrinsic value of $7,450,000	2,477,073	$22.64	3.8
The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2011 exercised their options at the Company’s closing stock price on March 31, 2011.

Item 1. Financial Statements — (continued)
AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements — (continued)
c. Earnings per Share
The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

For the three months ended March 31, 2011:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$11,709	30,420	$0.38
Effect of dilutive securities options and non-vested shares	—	604

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$11,709	31,024	$0.38

Net earnings attributable to AmSurg Corp. per common share (basic)	$11,693	30,420	$0.38
Effect of dilutive securities options and non-vested shares	—	604

Net earnings attributable to AmSurg Corp. per common share (diluted)	$11,693	31,024	$0.38

For the three months ended March 31, 2010:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$12,620	30,212	$0.42
Effect of dilutive securities options and non-vested shares	—	504

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$12,620	30,716	$0.42

Net earnings attributable to AmSurg Corp. per common share (basic)	$12,697	30,212	$0.41
Effect of dilutive securities options and non-vested shares	—	504

Net earnings attributable to AmSurg Corp. per common share (diluted)	$12,697	30,716	$0.41

(11) Income Taxes
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
(12) Commitments and Contingencies
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
In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2011.
(13) Supplemental Cash Flow Information
Supplemental cash flow information for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Cash paid during the period for:
Interest	$3,794	$1,792
Income taxes, net of refunds	131	841

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(908)	(397)
Capital lease obligations	164	396
Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	6,838	40,820
Liabilities assumed and noncontrolling interests	(3,143)	(13,145)

Payment for interests in surgery centers and related transactions	$3,695	$27,675

(14) Subsequent Events
The Company assessed events occurring subsequent to March 31, 2011 for potential recognition and disclosure in the unaudited consolidated financial statements. In April and May 2011, the Company, through a wholly owned subsidiary and in separate transactions, acquired a majority interest in four surgery centers for an aggregate purchase price of approximately $42,590,000.
On April 7, 2011, the Company announced a definitive agreement to acquire National Surgical Care, Inc. (“NSC”) for $173,500,000 in cash. NSC owns and operates 18 ASCs, including 16 multi-specialty centers and two gastroenterology centers. The Company expects to complete the transaction, subject to normal closing conditions and regulatory approvals, by the end of the second quarter. The Company intends to fund this transaction with available cash and additional borrowings under its revolving credit facility.
Also on April 7, 2011, in contemplation of the NSC transaction, the Company exercised the accordion feature on its revolving credit facility, increasing the Company’s borrowing capacity from $375,000,000 to $450,000,000. The amendment to the revolving credit facility decreased the interest rate spreads to, at the Company’s option, the base rate plus 0.75% to 1.75%, or LIBOR plus 1.75% to 2.75%, or a combination thereof; and provides for a fee of 0.20% to 0.50% of unused commitments. Borrowings under the revolving credit agreement mature in April 2016 and are secured primarily by a pledge of the stock of the Company’s subsidiaries that serve as the general partners of its limited partnerships and its partnership and membership interests in the limited partnerships and limited liability companies.
Other than as previously described, no events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and listed below in this report, some of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.
Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under “Item 1A. — Risk Factors,” as well as other unknown risks and uncertainties:
•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as our costs increase;
•	adverse developments affecting the medical practices of our physician partners;
•	our ability to maintain favorable relations with our physician partners;
•	our ability to acquire and develop additional surgery centers on favorable terms;
•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability at our existing centers;
•	our ability to manage the growth in our business;
•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers;
•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;
•	adverse weather and other factors beyond our control that may affect our surgery centers;
•	adverse impacts on our business associated with current and future economic conditions;
•	our failure to comply with applicable laws and regulations;
•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;
•	the risk of becoming subject to federal and state investigation;
•	the risk from an unpredictable impact of the Health Reform Law;
•	the risk of regulatory changes that may obligate us to buy out the ownership interests of physicians who are minority owners of our surgery centers;
•	potential liabilities associated with our status as a general partner of limited partnerships;
•	liabilities for claims brought against our facilities;
•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;
•	potential write-off of all or a portion of intangible assets; and
•	potential liabilities relating to the tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Overview
We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of March 31, 2011, we owned a majority interest (51% or greater) in 203 ASCs. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2011 and 2010. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended
	March 31,
	2011	2010

Procedures	320,060	301,825
Continuing centers in operation, end of period	203	196
Average number of continuing centers in operation, during period	203	195
New centers added during period	1	1
Centers discontinued during period	2	—
Centers under development, end of period	1	1
Centers under letter of intent, end of period	7	4
Of the continuing centers in operation at March 31, 2011, 141 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 18 centers performed procedures in multiple specialties, and eight centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth. Our growth targets for 2011 include the acquisition or development of 18 to 20 surgery centers, not including centers from the pending acquisition of National Surgical Care, Inc. See “— Liquidity and Capital Resources.” We expect our same-center revenue to be flat to a 1% decline in 2011. Our expectation is primarily based on the continuing weak economic outlook, high unemployment rate, as well as the reductions in Medicare reimbursement rates for 2011, which we believe will result in limited incremental patient visits and surgical procedures.
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 31% and 32% of our revenues in the three months ended March 31, 2011 and 2010, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.
Effective January 1, 2008, the Centers for Medicare and Medicaid Services, or CMS, revised the payment system for services provided in ASCs. The key points of the revised payment system as it relates to us are:
•	ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system;
•	a scheduled phase in of the revised rates over four years which began January 1, 2008; and
•	planned annual increases in the ASC rates, which began in 2010, based on the consumer price index, or CPI.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, an additional $0.07 in 2009 and an additional $0.06 in 2010. In November 2010, CMS announced final reimbursement rates for 2011 under the revised payment system, which reflect a 1.5% CPI increase and a 1.3% productivity adjustment decrease. Based on our current procedure mix and payor mix volume, we believe the 2011 scheduled reduction in payment rates will reduce our net earnings per diluted share in 2011 by approximately $0.05 as compared to 2010. The scheduled phase-in of the revised rates will be completed in 2011, and reimbursement rates for our ASCs should be increased annually thereafter based upon increases in the CPI, less annual reductions based on the productivity adjustment. There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.
The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment, discussed above, that will reduce payment updates to ASCs beginning in fiscal year 2011. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law, as enacted, expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.
Effective for plan years beginning on or after September 23, 2010, many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies. Beginning January 1, 2011, Medicare must also cover these preventive services without cost-sharing, and, beginning in 2013, states that provide Medicaid coverage of these preventive services without cost-sharing will receive a one percentage point increase in their federal medical assistance percentage for these services.
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
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures. ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement but has announced that it expects to do so in a future rulemaking. Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. On April 18, 2011, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs. HHS recommends a phase-in timeframe for implementation and anticipates proposing an ASC quality measure reporting program in 2012 that provides for a reduction in annual payment updates for an ASC that fails to report on quality measures. The Health Reform Law also requires HHS to study

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.
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
Critical Accounting Policies
A summary of significant accounting policies is disclosed in our 2010 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2010.
Results of Operations
Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2011 same-center group, comprised of 195 centers and constituting approximately 96% of our total number of centers, had 0% revenue growth during the three months ended March 31, 2011. We expect flat to a 1% decline in our same-center revenue for 2011 due to the continuing weak economic outlook, high unemployment rate, as well as the reductions in Medicare reimbursement rates for 2011, which we believe will continue to limit the incremental patient visits and thus surgical procedures.
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
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders are disclosed on the unaudited consolidated statements of earnings.
Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases. We refinanced our revolving credit facility in May 2010, which resulted in the payment of additional fees during 2010 and has increased our interest expense as compared to prior periods as a result of higher interest rates under our new credit facilities. See “— Liquidity and Capital Resources.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	31.0	30.0
Supply cost	12.9	13.4
Other operating expenses	21.2	21.7
Depreciation and amortization	3.3	3.3

Total operating expenses	68.4	68.4

Operating income	31.6	31.6
Interest expense	2.2	1.1

Earnings from continuing operations before income taxes	29.4	30.5
Income tax expense	4.7	5.1

Net earnings from continuing operations, net of income tax	24.7	25.4

Discontinued operations:
Net earnings from discontinued operations	0.2	0.3

Net earnings	24.9	25.7

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	18.2	18.0
Net earnings from discontinued operations	0.2	0.2

Total net earnings attributable to noncontrolling interests	18.4	18.2

Net earnings attributable to AmSurg Corp. common shareholders	6.5%	7.5%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.5%	7.5%
Discontinued operations, net of income tax	—	—

Net earnings attributable to AmSurg Corp. common shareholders	6.5%	7.5%

The number of procedures performed in our ASCs increased by 18,235, or 6%, to 320,060 in the three months ended March 31, 2011 from 301,825 in the comparable 2010 period. Revenues increased $10.3 million, or 6%, to $179.4 million in the three months ended March 31, 2011 from $169.2 million in the comparable 2010 period. Our same-center revenue growth was 0% during the three months ended March 31, 2011, primarily due to the adverse economic conditions, high unemployment and reductions in Medicare reimbursement rates, which we believe has resulted in reduced patient visits and surgical procedures. The increase in procedure and revenue growth is attributable to the additional centers acquired in 2010 and 2011 as follows:
•	centers acquired or opened in 2010, which contributed $9.2 million of additional revenues due to having a full period of operations in 2011; and
•	a center acquired in 2011, which generated $500,000 in revenues.
Salaries and benefits increased in total by 10% to $55.7 million in the three months ended March 31, 2011 from $50.8 million in the comparable 2010 period. Salaries and benefits as a percentage of revenues increased by 100 basis points in the three months ended March 31, 2011 compared to March 31, 2010, primarily due to the impact of flat revenue growth within our same center group and the increase in center and corporate salaries and benefits. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 6% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2011, which is consistent with the revenue growth. However, we experienced a 30% increase in salaries and benefits at our corporate offices during the three months ended March 31, 2011 over the comparable 2010 period, due to higher estimated bonus expense, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
Supply cost was $23.0 million in the three months ended March 31, 2011, an increase of $521,000, or 2%, over supply cost in the comparable 2010 period. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure decreased by 0.3% in the three months ended March 31, 2011. This decrease is related to the following:
•	reduction in certain drug costs at our gastroenterology centers;
•	increase of gastroenterology procedures over procedures performed at our centers with higher acuity; and
•	improved cost management and efficiencies.
Other operating expenses increased $1.4 million, or 4%, to $38.1 million in the three months ended March 31, 2011 from $36.6 million in the comparable 2010 period. The additional expense in the 2011 period resulted primarily from:
•	centers acquired or opened during 2010, which resulted in an increase of $1.3 million in other operating expenses; and
•	a center acquired during 2011, which resulted in an increase of approximately $150,000 in other operating expenses.
Depreciation and amortization expense increased $294,000, or 5%, in the three months ended March 31, 2011 from the comparable 2010 period, primarily as a result of centers acquired throughout 2010.
We anticipate further increases in operating expenses in 2011, primarily due to additional acquired centers and additional start-up centers expected to be placed in operation. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2011, we had one center under development.
Interest expense increased $2.1 million, or 111%, to $3.9 million in the three months ended March 31, 2011 from $1.9 million in the comparable period in 2010. We refinanced our revolving credit facility in May 2010, which resulted in an increase in interest expense due to higher interest rates under our new credit agreements. See “— Liquidity and Capital Resources.”
We recognized income tax expense of $8.3 million in the three months ended March 31, 2011 compared to $8.6 million in the comparable 2010 period. Our effective tax rate in 2011 was 15.8% of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.
During the three months ended March 31, 2011, we sold our interests in two surgery centers and classified two additional surgery centers as discontinued, following management’s assessment of limited growth opportunities at these centers. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss on the disposition of discontinued interests in surgery centers of $181,000 during the three months ended March 31, 2011. The net earnings derived from the operations of the discontinued surgery centers was $445,000 and $443,000 during the three months ended March 31, 2011 and 2010, respectively.
Noncontrolling interests in net earnings for the three months ended March 31, 2011 increased $2.1 million, or 7%, from the comparable 2010 period, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. As a percentage of revenues, noncontrolling interests increased to 18.4% in the 2011 period from 18.2% in the 2010 period, as a result of higher same-center revenue growth in the 2011 period compared to the 2010 period. The net earnings from discontinued operations attributable to noncontrolling interests were $280,000 and $366,000 in the three months ended March 31, 2011 and 2010, respectively.
Liquidity and Capital Resources
Cash and cash equivalents at March 31, 2011 and 2010 were $37.7 million and $33.2 million, respectively. At March 31, 2011, we had working capital of $95.8 million, compared to $89.4 million at December 31, 2010. Operating activities for the three months ended March 31, 2011 generated $51.3 million in cash flow from operations, compared to $54.3 million in the three months ended March 31, 2010. The decrease in operating cash flow resulted primarily from additional interest expense paid in the three months ended March 31, 2011 over the comparable period. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the three months ended March 31, 2011 and 2010 were $31.9 million and $30.2 million, respectively. Distributions to noncontrolling interests increased $1.7 million, primarily as a result of additional centers in operation.
The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — (continued)
to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2011 and 2010, our net accounts receivable represented 32 and 34 days of revenue outstanding, respectively.
During the three months ended March 31, 2011, we had total acquisitions and capital expenditures of $8.0 million, which included:
•	$3.7 million for the acquisition of an interest in an ASC and related transactions; and
•	$4.5 million for new or replacement property at existing centers, including $160,000 in new capital leases.
At March 31, 2011, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.0 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.
We received approximately $3.4 million in cash from the sale of our interests in two surgery centers at March 31, 2011.
During the three months ended March 31, 2011, we had net repayments on long-term debt of $9.2 million, which includes a $3.9 million payment to fund our purchase price payable related to an acquisition completed at December 31, 2010. At March 31, 2011, we had $179.0 million outstanding under our revolving credit agreement and $75.0 million outstanding pursuant to our senior secured notes. We were in compliance with all covenants contained in our revolving credit agreement and senior secured notes.
During the three months ended March 31, 2011, we received approximately $3.6 million from the exercise of options under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $540,000.
In October 2010, our board of directors authorized a stock repurchase program for up to $40.0 million of our outstanding common stock to be purchased over the following 18 months. We intend to fund the purchase price for shares acquired under the plan using primarily cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or from borrowings under our revolving credit facility. During the three months ended March 31, 2011, we repurchased 248,100 shares for $6.2 million in order to mitigate the dilutive effect of shares issued primarily during the most recent six months pursuant to our stock incentive plans.
Subsequent to March 31, 2011, we acquired majority interests in four surgery centers for an aggregate purchase price of approximately $42.6 million, which was funded by borrowings under our credit facility.
On April 7, 2011, we announced a definitive agreement to acquire National Surgical Care, Inc., or NSC, for $173.5 million in cash. NSC owns and operates 18 ASCs, including 16 multi-specialty centers and two gastroenterology centers. We expect to complete the transaction, subject to normal closing conditions and regulatory approvals , by the end of the second quarter. We intend to fund this transaction with available cash and additional borrowings under our revolving credit facility.
Also on April 7, 2011, in contemplation of the NSC transaction, we exercised the accordion feature on our revolving credit facility, increasing our borrowing capacity from $375.0 million to $450.0 million. This amendment to the revolving credit facility decreased the interest rate spreads to, at our option, the base rate plus 0.75% to 1.75%, or LIBOR plus 1.75% to 2.75%, or a combination thereof; and provides for a fee of 0.20% to 0.50% of unused commitments. Borrowings under the revolving credit agreement mature in April 2016 and are secured primarily by a pledge of the stock of our subsidiaries that serve as the general partners of its limited partnerships and its partnership and membership interests in the limited partnerships and limited liability companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2011, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $800,000 annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2011.
During May 2010, we refinanced our revolving credit agreement and entered into a private placement debt arrangement which has resulted in additional fees and interest rate spreads. Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $3.5 million in 2011 as compared to 2010.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2011. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

January 1, 2011 through January 31, 2011	—	$—	—	$40,000,000 (1)
February 1, 2011 through February 28, 2011	22,802 (2)	23.00	—	—
March 1, 2011 through March 31, 2011	248,100	24.90	6,184,558	33,815,442

Total	270,902	$24.74	6,184,558	$33,815,442

(1)	On October 20, 2010, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period.

(2)	During February 2011, we repurchased 22,802 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the terms of the restricted stock agreements.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibits
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for the three month periods ended March 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2011 and 2010 and (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010.

Signature
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.
Date: May 6, 2011	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and Chief Financial Officer (Principal Financial and Duly Authorized Officer)