Form 10-Q
period 2011-06-30
AMSURG CORP
filed 2011-08-05
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Yes  ☐    No  ☒

As of August 2, 2011 there were outstanding 31,289,614 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.	Financial Statements

AmSurg Corp.

Consolidated Balance Sheets

June 30, 2011 (unaudited) and December 31, 2010

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$32,954	$34,147
Accounts receivable, net of allowance of $13,719 and $13,070, respectively	70,848	67,617
Supplies inventory	10,363	10,157
Deferred income taxes	2,073	1,509
Prepaid and other current assets	16,281	18,660
Current assets held for sale	264	866

Total current assets	132,783	132,956

Property and equipment, net	121,707	119,167
Goodwill	964,970	894,497
Intangible assets, net	15,921	11,361
Long-term assets held for sale	87	7,897

Total assets	$1,235,468	$1,165,878

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$7,826	$6,648
Accounts payable	11,485	15,291
Accrued salaries and benefits	18,191	17,952
Other accrued liabilities	4,158	3,136
Current liabilities held for sale	66	536

Total current liabilities	41,726	43,563

Long-term debt	293,070	283,215
Deferred income taxes	102,773	90,089
Other long-term liabilities	20,688	24,404
Commitments and contingencies
Noncontrolling interests – redeemable	165,688	147,740
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,282,439 and 31,039,770 shares outstanding, respectively	171,342	171,522
Retained earnings	416,384	393,061
Accumulated other comprehensive loss, net of income taxes	—	(515)

Total AmSurg Corp. equity	587,726	564,068
Noncontrolling interests – non-redeemable	23,797	12,799

Total equity	611,523	576,867

Total liabilities and equity	$1,235,468	$1,165,878

See accompanying notes to the unaudited consolidated financial statements.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings (unaudited)

Three Months and Six Months Ended June 30, 2011 and 2010

(In thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$188,730	$175,698	$367,600	$343,725

Operating expenses:
Salaries and benefits	57,492	51,451	113,102	102,244
Supply cost	24,254	22,701	47,035	44,768
Other operating expenses	40,663	37,923	78,669	74,621
Depreciation and amortization	6,161	5,856	12,102	11,523

Total operating expenses	128,570	117,931	250,908	233,156

Operating income	60,160	57,767	116,692	110,569

Interest expense	3,633	3,163	7,576	5,031

Earnings from continuing operations before income taxes	56,527	54,604	109,116	105,538
Income tax expense	8,949	9,088	17,263	17,521

Net earnings from continuing operations	47,578	45,516	91,853	88,017

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax	(117)	1,112	417	2,123
Loss on disposal of discontinued interests in surgery centers, net of income tax	(1,084)	—	(1,265)	—

Net (loss) earnings from discontinued operations	(1,201)	1,112	(848)	2,123

Net earnings	46,377	46,628	91,005	90,140

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	34,820	32,800	67,420	62,900
Net (loss) earnings from discontinued operations	(73)	686	262	1,401

Total net earnings attributable to noncontrolling interests	34,747	33,486	67,682	64,301

Net earnings attributable to AmSurg Corp. common shareholders	$11,630	$13,142	$23,323	$25,839

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$12,758	$12,716	$24,433	$25,117
Discontinued operations, net of income tax	(1,128)	426	(1,110)	722

Net earnings attributable to AmSurg Corp. common shareholders	$11,630	$13,142	$23,323	$25,839

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.42	$0.42	$0.80	$0.83
Net (loss) earnings from discontinued operations attributable to AmSurg Corp. common shareholders	(0.04)	0.01	(0.04)	0.02

Net earnings attributable to AmSurg Corp. common shareholders	$0.38	$0.43	$0.77	$0.85

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.41	$0.41	$0.78	$0.82
Net (loss) earnings from discontinued operations attributable to AmSurg Corp. common shareholders	(0.04)	0.01	(0.04)	0.02

Net earnings attributable to AmSurg Corp. common shareholders	$0.37	$0.43	$0.75	$0.84

Weighted average number of shares and share equivalents outstanding:
Basic	30,415	30,239	30,418	30,226
Diluted	31,335	30,655	31,180	30,685

See accompanying notes to the unaudited consolidated financial statements.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months and Six Months Ended June 30, 2011 and 2010

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$46,377	$46,628	$91,005	$90,140

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	138	369	515	608

Comprehensive income, net of income tax	46,515	46,997	91,520	90,748

Less comprehensive income attributable to noncontrolling interests	34,747	33,486	67,682	64,301

Comprehensive income attributable to AmSurg Corp. common shareholders	$11,768	$13,511	$23,838	$26,447

See accompanying notes to the unaudited consolidated financial statements.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands)

	AmSurg Corp. Shareholders
	Common Stock		Retained	Accumulated Other Comprehensive	Non- Controlling Interests – Non-	Total Equity	Non- Controlling Interests – Redeemable (Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings
Balance at December 31, 2010	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	277	—	—	—	—	—	—
Cancellation of restricted common stock	(23)	(525)	—	—	—	(525)	—
Stock options exercised	236	4,628	—	—	—	4,628	—
Stock repurchased	(248)	(6,185)	—	—	—	(6,185)	—
Share-based compensation	—	3,171	—	—	—	3,171	—
Tax benefit related to exercise of stock options	—	143	—	—	—	143	—
Net earnings	—	—	23,323	—	3,202	26,525	64,480	$91,005

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(2,740)	(2,740)	(64,580)
Purchase of noncontrolling interest	—	15	—	—	—	15	—
Sale of noncontrolling interest	—	(1,427)	—	—	—	(1,427)	1,318
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	10,536	10,536	16,730
Gain on interest rate swap, net of income tax expense of $332	—	—	—	515	—	515	—

Balance at June 30, 2011	31,282	$171,342	$416,384	$—	$23,797	$611,523	$165,688

Balance at January 1, 2010	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	211	—	—	—	—	—	—
Stock options exercised	33	542	—	—	—	542	—
Share-based compensation	—	2,540	—	—	—	2,540	—
Tax benefit related to exercise of stock options	—	69	—	—	—	69	—
Net earnings	—	—	25,839	—	2,082	27,921	62,219	$90,140

Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	(2,510)	(2,510)	(63,088)
Purchase of noncontrolling interest	—	893	—	—	—	893	—
Sale of noncontrolling interest	—	(110)	—	—	—	(110)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	3,468	3,468	11,315
Gain on interest rate swap, net of income tax expense of $392	—	—	—	608	—	608	—

Balance at June 30, 2010	30,918	$167,663	$369,075	$(1,241)	$8,295	$543,792	$133,809

See accompanying notes to the unaudited consolidated financial statements.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2011 and 2010

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$91,005	$90,140
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	12,102	11,523
Net loss on sale of long-lived assets	(363)	—
Share-based compensation	3,171	2,540
Excess tax benefit from share-based compensation	(463)	(69)
Deferred income taxes	11,460	8,045
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,534)	(2,882)
Supplies inventory	67	225
Prepaid and other current assets	2,506	1,895
Accounts payable	(3,737)	(2,773)
Accrued expenses and other liabilities	(1,866)	(2,385)
Other, net	677	625

Net cash flows provided by operating activities	113,025	106,884

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(45,674)	(33,201)
Acquisition of property and equipment	(10,303)	(7,531)
Proceeds from sale of interests in surgery centers	3,369	—

Net cash flows used in investing activities	(52,608)	(40,732)

Cash flows from financing activities:
Proceeds from long-term borrowings	72,984	139,689
Repayment on long-term borrowings	(64,852)	(139,156)
Distributions to noncontrolling interests	(67,360)	(65,621)
Proceeds from issuance of common stock upon exercise of stock options	4,628	542
Repurchase of common stock	(6,185)	—
Capital contributions and ownership transactions by noncontrolling interests	698	(137)
Excess tax benefit from share-based compensation	463	69
Financing cost incurred	(1,986)	(4,402)

Net cash flows used in financing activities	(61,610)	(69,016)

Net decrease in cash and cash equivalents	(1,193)	(2,864)
Cash and cash equivalents, beginning of period	34,147	29,377

Cash and cash equivalents, end of period	$32,954	$26,513

See accompanying notes to the unaudited consolidated financial statements.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns majority interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”). The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and the limited partnerships and LLCs that own and operate the centers. The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate. Additionally, the Company does not have an ownership interest of less than 51% in any limited partnership or LLC. Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities. The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 12, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of its partnership and operating agreements, to purchase the noncontrolling interests related to substantially all of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2011, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics. Accordingly, net accounts receivable at June 30, 2011 and December 31, 2010 reflect allowances for contractual adjustments of $132,373,000 and $118,503,000, respectively, and allowances for bad debt expense of $13,719,000 and $13,070,000, respectively. Bad debt expense is included in other operating expenses and was approximately $3,880,000 and $7,930,000 for the three and six months ended June 30, 2011, respectively, and $4,198,000 and $9,146,000 for the three and six months ended June 30, 2010, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the six months ended June 30, 2011 and 2010, the Company derived approximately 31% and 32%, respectively, of its revenues from governmental healthcare programs, primarily Medicare. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

As a significant part of its growth strategy, the Company acquires controlling interests in centers. During the six months ended June 30, 2011 and 2010, the Company, through a wholly owned subsidiary and in separate transactions, acquired a 51% or greater interest in five centers and two centers, respectively. The aggregate amount paid for the acquisitions during the six months ended June 30, 2011 and 2010 was approximately $45,700,000 and $33,200,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility. The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Accounts receivable	$1,644	$1,612
Supplies, inventory, prepaid and other current assets	498	768
Property and equipment	3,703	1,625
Goodwill (approximately $42,530 and $31,300 deductible for tax purposes, respectively)	69,308	46,196
Other intangible assets	1,750	—
Accounts payable	(550)	(982)
Other accrued liabilities	(135)	(69)
Long-term debt	(2,639)	(199)

Total fair value	73,579	48,951
Less: Fair value attributable to noncontrolling interests	27,905	15,750

Acquisition date fair value of total consideration transferred	$45,674	$33,201

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $75,000 and $125,000 in acquisition related costs, primarily attorney fees, for the six months ended June 30, 2011 and 2010, respectively.

Revenues and net earnings included in the six months ended June 30, 2011 and 2010 associated with these acquisitions are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Revenues	$6,588	$4,833

Net earnings	2,210	1,660
Less: Net earnings attributable to noncontrolling interests	1,254	782

Net earnings attributable to AmSurg Corp. common shareholders	$956	$878

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the six months ended June 30, 2011 and 2010, assuming all 2011 and 2010 acquisitions had been consummated on January 1, 2010, are as follows (in thousands, except per share data):

	Six Months Ended June 30,
	2011	2010
Revenues	$373,902	$368,850
Net earnings	93,119	102,386
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	25,201	27,606
Net earnings	24,089	28,328
Net earnings from continuing operations per common share:
Basic	$0.83	$0.91
Diluted	$0.81	$0.90
Net earnings:
Basic	$0.79	$0.94
Diluted	$0.77	$0.92
Weighted average number of shares and share equivalents:
Basic	30,418	30,226
Diluted	31,180	30,685

On April 7, 2011, the Company announced a definitive agreement to acquire National Surgical Care, Inc. (“NSC”) for $173,500,000 in cash, subject to normal closing conditions and regulatory approvals. NSC owns and operates 18 ASCs, including 16 multi-specialty centers and two gastroenterology centers. The Company intends to fund this transaction with available cash and borrowings under its revolving credit facility. As of June 30, 2011, the Company had not completed the transaction and incurred and expensed in other operating expenses approximately $1,100,000 in related transaction costs.

(5) Dispositions

The Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers. Results of operations of the centers discontinued for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash proceeds from disposal	$3	$—	$3,369	$—
Net loss on disposal of discontinued operations	(1,084)	—	(1,265)	—
Net (loss) gain from discontinued operations attributable to AmSurg Corp.	(1,128)	426	(1,110)	722

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented. Results of operations of the combined discontinued surgery centers for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$564	$4,548	$3,491	$9,337
(Loss) earnings before income taxes	(145)	1,390	521	2,838
Net (loss) earnings	(1,201)	1,112	(848)	2,123

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

6) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$899,984	$851,952	$894,497	$813,876
Goodwill acquired, including post acquisition adjustments	65,077	7,807	75,240	45,883
Disposals	(91)	—	(4,767)	—

Balance, end of period	$964,970	$859,759	$964,970	$859,759

Amortizable intangible assets at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Deferred financing cost	$6,502	$(1,143)	$5,359	$4,516	$(567)	$3,949
Customer and non-compete agreements	3,180	(1,918)	1,262	3,180	(1,818)	1,362

Total amortizable intangible assets	$9,682	$(3,061)	$6,621	$7,696	$(2,385)	$5,311

Amortization of intangible assets for the three months ended June 30, 2011 and 2010 was $375,000 and $487,000, respectively, and for the six months ended June 30, 2011 and 2010 was $677,000 and $614,000, respectively. Estimated amortization of intangible assets for the remainder of 2011 and the following five years and thereafter is $654,000, $1,307,000, $1,305,000, $1,298,000, $1,298,000, $687,000 and $72,000, respectively. The Company expects to recognize amortization of intangible assets over a weighted average period of 5.1 years.

At June 30, 2011 and December 31, 2010, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,300,000 and $6,050,000, respectively.

(7) Long-term Debt

Long-term debt at June 30, 2011 and December 31, 2010 was comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving credit agreement	$198,000	$188,000
Fixed rate senior secured notes	75,000	75,000
Other debt	14,951	12,933
Capitalized lease arrangements	12,945	13,930

	300,896	289,863
Less current portion	7,826	6,648

Long-term debt	$293,070	$283,215

In contemplation of closing the NSC acquisition, the Company exercised the accordion feature on its revolving credit facility on April 7, 2011. The amended revolving credit agreement permits the Company to borrow up to $450,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 0.75% to 1.75% or LIBOR plus 1.75% to 2.75%, or a combination thereof; provides for a fee of 0.20% to 0.50% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth. Borrowings under the revolving credit agreement will mature in April 2016 and are secured primarily by a pledge of the Company’s ownership interests in its wholly owned subsidiaries and its ownership interests in the

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

limited partnerships and limited liability companies. The Company was in compliance with all covenants contained in the revolving credit agreement at June 30, 2011.

The Company’s $75,000,000 of 6.04% fixed rate senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August of 2013 and are set to mature on May 28, 2020. The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement. The Company was in compliance with all covenants contained in the note purchase agreement at June 30, 2011.

(8) Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement. The interest rate swap, which had a notional amount of $50,000,000, matured in April 2011. The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR. In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) was a fully effective hedge. Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement. An increase in the fair value of the interest rate swap, net of tax, of $138,000 and $515,000 was included in other comprehensive income for the three and six months ended June 30, 2011, respectively. An increase of $369,000 and $608,000 in the fair value of the interest rate swap, net of tax, was included in other comprehensive income for the three and six months ended June 30, 2010, respectively. Accumulated other comprehensive loss, net of income taxes, was $0 and $515,000 at June 30, 2011 and December 31, 2010, respectively.

The fair values of derivative instruments in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$—	Other long-term liabilities	$902

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at June 30, 2011 and December 31, 2010, the Company utilized Level 2 inputs to perform such measurement methods which were commensurate with the market approach (in thousands):

	June 30, 2011	December 31, 2010
Assets:
Supplemental executive retirement savings plan investments	$7,010	$6,450

Liabilities:
Interest rate swap agreement	$—	$902

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments. The interest rate swap agreement matured in April 2011. The fair value of the interest rate swap agreement was included in other long-term liabilities and was determined by a valuation obtained from the financial institution that was the counterparty to the agreement. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2011.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. The fair value of fixed rate long-term debt, with a carrying value of $99,146,000, was $103,460,000 at June 30, 2011. The fair value of variable rate long-term debt approximates its carrying value of $201,750,000 at June 30, 2011. The fair value of fixed rate long-term debt, with a carrying value of $148,109,000, was $150,935,000 at December 31, 2010. The fair value of variable rate long-term debt approximates its carrying value of $141,754,000 at December 31, 2010. The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

(10) Shareholders’ Equity

a.	Common Stock

On October 20, 2010, the Company’s board of directors approved a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. During the six months ended June 30, 2011, the Company purchased 248,100 shares of the Company’s common stock for approximately $6,185,000, at an average price of $25 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans. In addition, we repurchased 22,802 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.	Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan. The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. At June 30, 2011, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,547,716 shares were available for future equity grants, including 498,059 shares available for issuance as restricted stock. Restricted stock granted to outside directors in 2010 and 2011 vests over a two year period. Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant. Restricted stock granted to employees during 2009 and after vests over four years in three equal installments beginning on the second anniversary of the date of grant. Restricted stock granted to employees prior to 2009, vests at the end of four years from the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant. Prior to 2007, granted options vest in four equal annual installments, commencing on the date of grant. Options granted in 2007 and 2008 vest at the end of four years from the grant date. No options were issued in 2011 and 2010. Outstanding options have a term of ten years from the date of grant.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Other information pertaining to share-based activity during the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense	$1,578	$1,309	$3,171	$2,540
Fair value of shares vested	294	206	2,657	2,542
Cash received from option exercises	1,031	248	4,628	542
Tax benefit from option exercises	61	23	463	69

As of June 30, 2011, the Company had total unrecognized compensation cost of approximately $8,715,000 related to non-vested awards, which the Company expects to recognize through 2015 and over a weighted average period of 1.2 years.

Average outstanding share-based awards to purchase approximately 792,165 and 2,262,142 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended June 30, 2011 and 2010, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of non-vested restricted shares at June 30, 2011 and changes during the six months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Price
Non-vested shares at December 31, 2010	664,909	$22.16
Shares granted	276,869	21.78
Shares vested, net of shares repurchased to cover tax withholding requirements	(88,755)	22.57
Shares forfeited	(248)	24.75

Non-vested shares at June 30, 2011	852,775	$21.99

A summary of stock option activity for the six months ended June 30, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2010	2,901,989	$22.49	4.5
Options exercised with total intrinsic value of $1,170,000	(236,950)	19.53
Options terminated	(17,569)	25.42

Outstanding at June 30, 2011 with aggregate intrinsic value of $9,126,000	2,647,470	$22.74	3.7

Vested or expected to vest at June 30, 2011 with aggregate intrinsic value of $9,126,000	2,647,470	$22.74	3.7

Exercisable at June 30, 2011 with aggregate intrinsic value of $8,803,000	2,432,260	$22.64	3.5

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2011 exercised their options at the Company’s closing stock price on June 30, 2011.

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

c.	Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
2011:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$12,758	30,415	$0.42	$24,433	30,418	$0.80
Effect of dilutive securities options and non-vested shares	—	920		—	762

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$12,758	31,335	$0.41	$24,433	31,180	$0.78

Net earnings attributable to AmSurg Corp. per common share (basic)	$11,630	30,415	$0.38	$23,323	30,418	$0.77
Effect of dilutive securities options and non-vested shares	—	920		—	762

Net earnings attributable to AmSurg Corp. per common share (diluted)	$11,630	31,335	$0.37	$23,323	31,180	$0.75

2010:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$12,716	30,239	$0.42	$25,117	30,226	$0.83
Effect of dilutive securities options and non-vested shares	—	416		—	459

Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$12,716	30,655	$0.41	$25,117	30,685	$0.82

Net earnings attributable to AmSurg Corp. per common share (basic)	$13,142	30,239	$0.43	$25,839	30,226	$0.85
Effect of dilutive securities options and non-vested shares	—	416		—	459

Net earnings attributable to AmSurg Corp. per common share (diluted)	$13,142	30,655	$0.43	$25,839	30,685	$0.84

Item 1.	Financial Statements – (continued)

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

(12) Commitments and Contingencies

The Company and its subsidiaries are insured with respect to medical malpractice risk on a claims-made basis. The Company also maintains insurance for general liability, director and officer liability and property damage. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its subsidiaries. Management is not aware of any claims against it or its subsidiaries which would have a material financial impact on the Company.

Certain of the Company’s wholly owned subsidiaries, as general partners in the limited partnerships, are responsible for all debts incurred but unpaid by the limited partnerships. As manager of the operations of the limited partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2011.

(13) Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash paid during the period for:
Interest	$6,899	$4,265
Income taxes, net of refunds	5,614	9,332

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of property and equipment	(867)	(464)
Capital lease obligations	188	3,270
Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	76,923	50,311
Liabilities assumed and noncontrolling interests	(31,249)	(17,110)

Payment for interests in surgery centers and related transactions	$45,674	$33,201

Item 1.	Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(14) Subsequent Events

The Company assessed events occurring subsequent to June 30, 2011 for potential recognition and disclosure in the unaudited consolidated financial statements. In July and August 2011, the Company, through a wholly owned subsidiary and in separate transactions, acquired a majority interest in two surgery centers for an aggregate purchase price of approximately $11,000,000.

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

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians. As of June 30, 2011, we operated 208 ASCs, and owned a majority interest (51% or greater) in each ASC. The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and six months ended June 30, 2011 and 2010. An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Procedures	340,049	316,962	660,076	617,672
Continuing centers in operation, end of period	208	197	208	197
Average number of continuing centers in operation, during period	208	197	205	196
New centers added during period	5	1	6	2
Centers discontinued during period	1	—	2	—
Centers under development, end of period	1	1	1	1
Centers under letter of intent, end of period	4	6	4	6

Of the continuing centers in operation at June 30, 2011, 145 centers performed gastrointestinal endoscopy procedures, 35 centers performed ophthalmology surgery procedures, 20 centers performed procedures in multiple specialties, and eight centers performed orthopedic procedures. We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth. Our growth targets for 2011 include the acquisition or development of 18 to 20 surgery centers, not including centers that would be acquired pursuant to the pending acquisition of National Surgical Care, Inc., or NSC. See “– Liquidity and Capital Resources.” At the beginning of 2011, we estimated our same-center revenue growth to be 0% to a 1% decline, primarily based on the continuing weak economic outlook, high unemployment, as well as the reductions in Medicare reimbursement rates for 2011. While we continue to be cautious based on the uncertainty in the economy, we have currently revised our same-center growth expectations to a 0% to 1% increase based on our improved results during the six months ended June 30, 2011.

While we own 51% or more of each of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of the entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities. The noncontrolling ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.

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

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients. The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. We derived approximately 31% and 32% of our revenues in the six months ended June 30, 2011 and 2010, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

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

We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, an additional $0.07 in 2009 and an additional $0.06 in 2010. Reimbursement rates for 2011 under the revised payment system reflect a 1.5% CPI increase and a 1.3% productivity adjustment decrease. Based on our current procedure mix and payor mix volume, we believe the 2011 scheduled reduction in payment rates will reduce our net earnings per diluted share in 2011 by approximately $0.05 as compared to 2010. The scheduled phase-in of the revised rates will be completed in 2011, and reimbursement rates for our ASCs should be increased annually thereafter based upon increases in the CPI, less annual reductions based on the productivity adjustment. There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material. We estimate that recently announced preliminary reimbursement rates for 2012 by CMS, which are subject to final approval in November 2011, would positively impact our 2012 revenue by approximately $2.0 million.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers. However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or eliminated or their impact could be offset by reductions in reimbursement under the Medicare program. Numerous challenges to the Health Reform Law have been filed in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional and have either found the Health Reform Law void in its entirety or left the remainder of the law intact. These lawsuits are subject to appeal. Further, Congress is considering bills that would repeal or revise the Health Reform Law.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers. Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center. A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company. Our 2011 same-center group, comprised of 195 centers and constituting approximately 94% of our total number of centers, had 1% revenue growth during the three and six months ended June 30, 2011. At the beginning of 2011, we estimated our same-center revenue growth to be 0% to a 1% decline, primarily based on the continuing weak economic outlook, high unemployment, as well as the reductions in Medicare reimbursement rates for 2011. While we continue to be cautious based on the uncertainty in the economy, we have currently revised our same-center growth expectations to a 0% to 1% increase based on our improved results during the six months ended June 30, 2011.

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

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases. We refinanced our revolving credit facility in May 2010 and further amended it in April 2011, which resulted in the payment of additional fees during both 2010 and 2011 and has increased our interest expense as compared to prior periods as a result of higher interest rates under our new credit facilities. See “– Liquidity and Capital Resources.”

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.5	29.3	30.8	29.7
Supply cost	12.8	12.9	12.8	13.0
Other operating expenses	21.5	21.6	21.4	21.7
Depreciation and amortization	3.3	3.3	3.3	3.4

Total operating expenses	68.1	67.1	68.3	67.8

Operating income	31.9	32.9	31.7	32.2
Interest expense	1.9	1.8	2.0	1.5

Earnings from continuing operations before income taxes	30.0	31.1	29.7	30.7

Income tax expense	4.8	5.2	4.7	5.1

Net earnings from continuing operations, net of income tax	25.2	25.9	25.0	25.6

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax expense	—	0.6	0.1	0.6
Loss on disposal of discontinued interests in surgery centers, net of income tax benefit	(0.6)	—	(0.3)	—

Net (loss) earnings from discontinued operations	(0.6)	0.6	(0.2)	0.6

Net earnings	24.6	26.5	24.8	26.2

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	18.4	18.7	18.3	18.3
Net earnings from discontinued operations	—	0.4	0.1	0.4

Total net earnings attributable to noncontrolling interests	18.4	19.1	18.4	18.7

Net earnings attributable to AmSurg Corp. common shareholders	6.2%	7.4%	6.4%	7.5%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.8%	7.2%	6.7%	7.3%
Discontinued operations, net of income tax	(0.6)	0.2	(0.3)	0.2

Net earnings attributable to AmSurg Corp. common shareholders	6.2%	7.4%	6.4%	7.5%

The number of procedures performed in our ASCs increased by 23,087, or 7%, to 340,049, and 42,404, or 7%, to 660,076 in the three and six months ended June 30, 2011, respectively, from 316,962 and 617,672 in the comparable 2010 periods. Revenues increased $13.0 million, or 7%, to $188.7 million and $23.9 million, or 7%, to $367.6 million in the three and six months ended June 30, 2011, respectively, from $175.7 million and $343.7 million in the comparable 2010 periods. The increase in procedure and revenue growth is primarily attributable to the additional centers acquired in 2010 and 2011 as follows:

•

centers acquired or opened in 2010, which contributed $5.4 million and $13.4 million of additional revenues in the three and six months ended June 30, 2011, respectively, due to having a full period of operations in 2011;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

•	centers acquired in 2011, which generated $6.0 million and $6.6 million in revenues during the three and six months ended June 30, 2011, respectively; and

•

$1.0 million and $2.6 million of revenue growth for the three and six months ended June 30, 2011, respectively, recognized by our 2011 same-center group, reflecting a 1% increase in both periods, primarily as a result of procedure growth.

Salaries and benefits increased in total by 12% and 11% to $57.5 million and $113.1 million in the three and six months ended June 30, 2011, respectively, from $51.5 million and $102.2 million in the comparable 2010 periods. Salaries and benefits as a percentage of revenues increased by 120 basis points and 110 basis points in the three and six months ended June 30, 2011, respectively, compared to June 30, 2010, primarily due to the impact of low revenue growth within our same center group and increases in center and corporate salaries and benefits. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 10% and 8% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2011. However, we experienced a 24% and 26% increase in salaries and benefits at our corporate offices during the three and six months ended June 30, 2011, over the comparable 2010 periods, due to higher estimated bonus expense in 2011 as compared to 2010, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Supply cost was $24.3 million and $47.0 million in the three and six months ended June 30, 2011, respectively, an increase of $1.6 million and $2.3 million, or 7% and 5%, over supply cost in the comparable 2010 periods. This increase was primarily the result of additional procedure volume. Our average supply cost per procedure decreased by 0.2% in the six months ended June 30, 2011. This decrease is related to the following:

•	reduction in certain drug costs at our gastroenterology centers;

•	increase of gastroenterology procedures over procedures performed at our centers with higher acuity; and

•	improved cost management and efficiencies.

Other operating expenses increased $2.7 million, or 7%, and $4.0 million, or 5%, to $40.7 million and $78.7 million in the three and six months ended June 30, 2011, respectively, from $37.9 million and $74.6 million in the comparable 2010 periods. The additional expense in the 2011 periods resulted primarily from:

•	centers acquired or opened during 2010, which resulted in an increase of $700,000 and $2.0 million in other operating expenses in the three and six months ended June 30, 2011, respectively;

•	centers acquired during 2011, which resulted in an increase of approximately $1.0 million and $1.1 million in the three and six months ended June 30, 2011, respectively, in other operating expenses;

•

an increase of $850,000 and $800,000 in other operating expenses at our 2011 same-center group in the three and six months ended June 30, 2011, respectively, resulting primarily from general inflationary cost increases; and

•	transaction related costs associated with the pending acquisition of NSC of approximately $1.1 million for the three and six months ended June 30, 2011.

Depreciation and amortization expense increased $305,000, or 5% and $580,000, or 5%, in the three and six months ended June 30, 2011, respectively, from the comparable 2010 periods, primarily as a result of centers acquired during 2010 and 2011.

We anticipate further increases in operating expenses in 2011, primarily due to additional acquired centers and the additional start-up center currently under development. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center. This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2011, we had one center under development.

Interest expense increased $470,000, or 15%, and $2.5 million, or 51%, to $3.6 million and $7.6 million in the three and six months ended June 30, 2011, respectively from $3.2 million and $5.0 million in the comparable periods in 2010. We refinanced our revolving credit facility in May 2010 and further amended the credit facility in April 2011, which resulted in an increase in interest expense due to higher interest rates. See “— Liquidity and Capital Resources.”

We recognized income tax expense of $8.9 million and $17.3 million in the three and six months ended June 30, 2011, respectively, compared to $9.1 million and $17.5 million in the comparable 2010 periods. Our effective tax rate in 2011 was 15.8% of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the six months ended June 30, 2011, we classified four additional surgery centers in discontinued operations, of which three centers were sold and one was closed. We pursued the disposition of these centers due to our assessment of their limited growth opportunities. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented. We recognized an after tax loss on the disposition of discontinued interests in surgery

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

centers of $1.1 million and $1.3 million during the three and six months ended June 30, 2011, respectively. The net loss derived from the operations of the discontinued surgery centers was $117,000 during the three months ended June 30, 2011 and the net earnings derived from the operations of the discontinued surgery centers was $417,000 during the six months ended June 30, 2011. The net earnings derived from the operations of the discontinued surgery centers was $1.1 million and $2.1 million during the three and six months ended June 30, 2010, respectively.

Noncontrolling interests in net earnings for the three and six months ended June 30, 2011 increased $1.3 million, or 4%, and $3.4 million, or 5%, from the comparable 2010 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. As a percentage of revenues, noncontrolling interests decreased to 18.4% from 19.1%, and to 18.4% from 18.7% in the three and six months ended June 30, 2011, respectively, as a result of reduced center profit margins caused by lower same-center revenue growth. The net loss from discontinued operations attributable to noncontrolling interests was $73,000 and the net earnings from discontinued operations attributable to noncontrolling interests were $262,000 during the three and six months ended June 30, 2011. The net earnings from discontinued operations attributable to noncontrolling interests were $686,000 and $1.4 million during the three and six months ended June 30, 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2011 and 2010 were $32.9 million and $26.5 million, respectively. At June 30, 2011, we had working capital of $91.1 million, compared to $89.4 million at December 31, 2010. Operating activities for the six months ended June 30, 2011 generated $113.0 million in cash flow from operations, compared to $106.9 million in the six months ended June 30, 2010. The increase in operating cash flow resulted primarily from lower tax payments over the six months ended June 30, 2011 over the comparable period. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, in the six months ended June 30, 2011 and 2010 were $67.4 million and $65.6 million, respectively. Distributions to noncontrolling interests increased $1.8 million, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2011 and 2010, our net accounts receivable represented 31 and 33 days of revenue outstanding, respectively.

During the six months ended June 30, 2011, we had total acquisitions and capital expenditures of $56.0 million, which included:

•	$45.7 million for the acquisition of interests in an ASCs and related transactions; and

•	$10.5 million for new or replacement property at existing centers, including $188,000 in new capital leases.

At June 30, 2011, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.

We received approximately $3.4 million in cash from the sale of our interests in three surgery centers during the six months ended June 30, 2011.

During the six months ended June 30, 2011, we had net borrowings on long-term debt of $8.1 million, which includes a $3.9 million payment to fund our purchase price payable related to an acquisition completed at December 31, 2010. At June 30, 2011, we had $198.0 million outstanding under our revolving credit agreement and $75.0 million outstanding pursuant to our senior secured notes. We were in compliance with all covenants contained in our revolving credit agreement and senior secured note purchase agreement.

During the six months ended June 30, 2011, we received approximately $4.6 million from the exercise of options under our employee stock option plans. The tax benefit received from the exercise of those options was approximately $460,000.

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

borrowings under our revolving credit facility. During the six months ended June 30, 2011, we repurchased 248,100 shares for $6.2 million in order to mitigate the dilutive effect of shares issued pursuant to our stock incentive plans.

Subsequent to June 30, 2011, we acquired majority interests in two surgery centers for an aggregate purchase price of approximately $11.0 million, which was funded by borrowings under our credit facility.

On April 7, 2011, we announced a definitive agreement to acquire NSC for $173.5 million in cash. NSC owns and operates 18 ASCs, including 16 multi-specialty centers and two gastroenterology centers. We intend to fund this transaction with available cash and additional borrowings under our revolving credit facility. For the six months ended June 30, 2011, we incurred approximately $1.1 million in related transaction costs.

Also on April 7, 2011, in contemplation of the NSC transaction, we exercised the accordion feature on our revolving credit facility, increasing our borrowing capacity from $375.0 million to $450.0 million. This amendment to the revolving credit facility decreased the interest rate spreads to, at our option, the base rate plus 0.75% to 1.75%, or LIBOR plus 1.75% to 2.75%, or a combination thereof; and provides for a fee of 0.20% to 0.50% of unused commitments. Borrowings under the revolving credit agreement mature in April 2016 and are secured primarily by a pledge of our ownership interests in our wholly owned subsidiaries and our ownership interests in the limited partnerships and limited liability companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2011, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.2 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2011.

During May 2010, we refinanced our revolving credit facility, which was further amended in April 2011, and entered into a private placement debt arrangement, which both have resulted in additional fees and interest rate spreads. Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $3.5 million in 2011 as compared to 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Removed and Reserved

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Section 1350 Certification

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for the three and six month periods ended June 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the three and six month periods ended June 30, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the three and six month periods ended June 30, 2011 and 2010 and (vi) the Notes to the Unaudited Consolidated Financial Statements for the three and six month periods ended June 30, 2011 and 2010.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 5, 2011	By:	/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer
(Principal Financial and Duly Authorized Officer)