Form 10-Q
period 2011-09-30
AMSURG CORP
filed 2011-11-07
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

AMSURG CORP.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	000-22217	62-1493316
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

20 Burton Hills Boulevard
Nashville, Tennessee		37215
(Address of Principal Executive Offices)		(Zip Code)

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

                                Large accelerated filer  [X]                                      Accelerated filer                  [  ]

Non-accelerated filer    [   ]                                      Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                    No [X]

As of November 3, 2011 there were outstanding 31,340,126 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
September 30, 2011 (unaudited) and December 31, 2010

(Dollars in thousands)

	September 30,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$35,839	$34,147
Accounts receivable, net of allowance of $14,161 and $13,070, respectively	86,413	67,617
Supplies inventory	13,996	10,157
Deferred income taxes	281	1,509
Prepaid and other current assets	19,123	18,660
Current assets held for sale	357	866

Total current assets	156,009	132,956

Property and equipment, net	135,403	119,167
Investments in unconsolidated affiliates	10,857	-
Goodwill	1,151,705	894,497
Intangible assets, net	15,551	11,361
Long-term assets held for sale	143	7,897

Total assets	$1,469,668	$1,165,878

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$9,454	$6,648
Accounts payable	17,077	15,291
Accrued salaries and benefits	20,245	17,952
Other accrued liabilities	6,101	3,136
Current liabilities held for sale	131	536

Total current liabilities	53,008	43,563

Long-term debt	417,390	283,215
Deferred income taxes	108,106	90,089
Other long-term liabilities	20,929	24,404
Commitments and contingencies
Noncontrolling interests – redeemable	167,652	147,740
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,289,614 and 31,039,770
shares outstanding, respectively	172,780	171,522
Retained earnings	429,510	393,061
Accumulated other comprehensive loss, net of income taxes	-	(515)

Total AmSurg Corp. equity	602,290	564,068
Noncontrolling interests – non-redeemable	100,293	12,799

Total equity	702,583	576,867

Total liabilities and equity	$1,469,668	$1,165,878

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2011 and 2010

(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$195,934	$176,343	$563,534	$520,068

Operating expenses:
Salaries and benefits	60,841	53,350	173,943	155,594
Supply cost	25,431	23,155	72,466	67,923
Other operating expenses	43,370	36,918	122,039	111,539
Depreciation and amortization	6,559	6,975	18,661	18,498

Total operating expenses	136,201	120,398	387,109	353,554

Equity in earnings of unconsolidated affiliates	147	-	147	-

Operating income	59,880	55,945	176,572	166,514

Interest expense	3,599	4,040	11,175	9,071

Earnings from continuing operations before income taxes	56,281	51,905	165,397	157,443

Income tax expense	8,486	7,644	25,749	25,165

Net earnings from continuing operations	47,795	44,261	139,648	132,278

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery
centers, net of income tax	(59)	971	358	3,094
Loss on disposal of discontinued interests in surgery centers, net of
income tax	(119)	(97)	(1,384)	(97)

Net (loss) earnings from discontinued operations	(178)	874	(1,026)	2,997

Net earnings	47,617	45,135	138,622	135,275

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	34,726	31,417	102,146	94,317
Net (loss) earnings from discontinued operations	(235)	600	27	2,001

Total net earnings attributable to noncontrolling interests	34,491	32,017	102,173	96,318

Net earnings attributable to AmSurg Corp. common shareholders	$13,126	$13,118	$36,449	$38,957

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$13,069	$12,844	$37,502	$37,961
Discontinued operations, net of income tax	57	274	(1,053)	996

Net earnings attributable to AmSurg Corp. common shareholders	$13,126	$13,118	$36,449	$38,957

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp.
common shareholders	$0.43	$0.42	$1.23	$1.26
Net earnings (loss) from discontinued operations attributable to AmSurg
Corp. common shareholders	-	0.01	(0.03)	0.03

Net earnings attributable to AmSurg Corp. common shareholders	$0.43	$0.43	$1.20	$1.29

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp.
common shareholders	$0.42	$0.42	$1.20	$1.24
Net earnings (loss) from discontinued operations attributable to AmSurg
Corp. common shareholders	-	0.01	(0.03)	0.03

Net earnings attributable to AmSurg Corp. common shareholders	$0.42	$0.43	$1.17	$1.27

Weighted average number of shares and share equivalents outstanding:
Basic	30,436	30,251	30,424	30,234
Diluted	31,162	30,620	31,174	30,664

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months and Nine Months Ended September 30, 2011 and 2010

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$47,617	$45,135	$138,622	$135,275

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	-	333	515	941

Comprehensive income, net of income tax	47,617	45,468	139,137	136,216

Less comprehensive income attributable to noncontrolling interests	34,491	32,017	102,173	96,318

Comprehensive income attributable to AmSurg Corp.
common shareholders	$13,126	$13,451	$36,964	$39,898

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2010	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	277	-	-	-	-	-	-
Cancellation of restricted
common stock	(23)	(525)	-	-	-	(525)	-
Stock options exercised	244	4,760	-	-	-	4,760	-
Stock repurchased	(248)	(6,185)	-	-	-	(6,185)	-
Share-based compensation	-	4,762	-	-	-	4,762	-
Tax benefit related to
exercise of stock options	-	169	-	-	-	169	-
Net earnings	-	-	36,449	-	5,611	42,060	96,562	$138,622
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(5,411)	(5,411)	(97,952)
Purchase of noncontrolling interest	-	(296)	-	-	-	(296)	(788)
Sale of noncontrolling interest	-	(1,427)	-	-	-	(1,427)	1,772
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	87,294	87,294	20,318
Gain on interest rate swap,
net of income tax
expense of $332	-	-	-	515	-	515	-

Balance at September 30, 2011	31,290	$172,780	$429,510	$-	$100,293	$702,583	$167,652

Balance at January 1, 2010	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	231	-	-	-	-	-	-
Cancellation of restricted common stock	(23)	-	-	-	-	-	-
Stock options exercised	43	683	-	-	-	683	-
Share-based compensation	-	3,425	-	-	-	3,425	-
Tax benefit related to
exercise of stock options	-	(16)	-	-	-	(16)	-
Net earnings	-	-	38,957	-	3,278	42,235	93,040	$135,275
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(3,766)	(3,766)	(94,872)
Purchase of noncontrolling interest	-	893	-	-	(137)	756	(1,046)
Sale of noncontrolling interest	-	(502)	-	-	219	(283)	614
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	3,386	3,386	18,337
Gain on interest rate swap,
net of income tax
expense of $607	-	-	-	941	-	941	-

Balance at September 30, 2010	30,925	$168,212	$382,193	$(908)	$8,235	$557,732	$139,436

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2011 and 2010

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net earnings	$138,622	$135,275
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	18,661	18,498
Net (gain) loss on sale of long-lived assets	(1,280)	159
Share-based compensation	4,762	3,425
Excess tax benefit from share-based compensation	(489)	(81)
Deferred income taxes	18,584	13,417
Equity in earnings of unconsolidated affiliates, net	(147)	-
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(671)	(2,953)
Supplies inventory	121	360
Prepaid and other current assets	1,480	(180)
Accounts payable	(2,370)	(2,253)
Accrued expenses and other liabilities	(2,661)	(1,948)
Other, net	995	1,037

Net cash flows provided by operating activities	175,607	164,756

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(188,500)	(41,615)
Acquisition of property and equipment	(15,332)	(13,500)
Proceeds from sale of interests in surgery centers	4,574	-

Net cash flows used in investing activities	(199,258)	(55,115)

Cash flows from financing activities:
Proceeds from long-term borrowings	230,525	156,589
Repayment on long-term borrowings	(99,543)	(164,537)
Distributions to noncontrolling interests	(103,398)	(98,661)
Proceeds from issuance of common stock upon exercise of stock options	4,760	683
Repurchase of common stock	(6,185)	-
Capital contributions and ownership transactions by noncontrolling interests	698	64
Excess tax benefit from share-based compensation	489	81
Financing cost incurred	(2,003)	(4,440)

Net cash flows provided by (used in) financing activities	25,343	(110,221)

Net increase (decrease) in cash and cash equivalents	1,692	(580)
Cash and cash equivalents, beginning of period	34,147	29,377

Cash and cash equivalents, end of period	$35,839	$28,797

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers.  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company does have an ownership interest of less than 51% in three of its limited partnerships and LLC’s, one of which it consolidates as the Company has substantive participation rights and two of which it does not consolidate as the Company owns 20% of each entity and the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the face of the consolidated statements of income; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

As further described in note 12, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2011, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Center profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests.  The partners of the Company’s center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax.  Each partner shares in the pre-tax earnings of the center in which it is a partner.  Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings.  However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense.  In addition, distributions from the partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at September 30, 2011 and December 31, 2010 reflect allowances for contractual adjustments of $129,154,000 and $118,503,000, respectively, and allowances for bad debt expense of $14,161,000 and $13,070,000, respectively.  Bad debt expense is included in other operating expenses and was approximately $5,100,000 and $13,034,000 for the three and nine months ended September 30, 2011, respectively, and $4,240,000 and $13,385,000 for the three and nine months ended September 30, 2010, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the nine months ended September 30, 2011 and 2010, the Company derived approximately 31% and 32%, respectively, of its revenues from governmental healthcare programs, primarily Medicare.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  During the nine months ended September 30, 2011 and 2010, the Company, through a wholly owned subsidiary, acquired a controlling interest in 20 centers and four centers, respectively.  In addition, the Company acquired a non-controlling interest in two centers during the nine months ended September 30, 2011.  The Company acquired its interest in five centers in separate transactions during the nine months ended September 30, 2011, and acquired 17 centers, including the less than majority owned centers, from National Surgical Care, Inc. (“NSC”) in one transaction on September 1, 2011.

The aggregate amount paid for the acquisitions during the nine months ended September 30, 2011 and 2010 was approximately $188,500,000 and $41,615,000, respectively, and was paid in the form of cash and purchase price payable of approximately $422,000 and $0, respectively.  The purchase price of the NSC centers was $135,000,000,  plus cash for the amount of working capital as of the transaction date in excess of the targeted working capital, as defined in the purchase agreement, plus cash for NSC’s interest in the acquired cash in the bank as of the transaction date.  The Company withheld $1,700,000 of the purchase price at close due to the expected exercise by the non-controlling partners at one of the acquired centers to purchase the remaining interest upon a change of control.  The Company has agreed to pay as additional consideration, an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition to the $1,700,000 of the purchase price withheld, $3,500,000 of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date.  In conjunction with the transaction, the Company has engaged a third party valuation firm to obtain assistance in establishing the fair value of certain assets and liabilities including certain tangible and intangible assets of the NSC centers and the contingent purchase price payable related to the additional consideration. The Company’s assessment related to the fair value of these items and correlating purchase price allocation are provisional and any adjustments as a result of the finalization of such assessment will be recorded when complete.

These transactions were funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine Months Ended September 30,
	Acquired
	NSC	Individual	Individual
	Centers	Acquisitions	Acquisitions
	2011		2010

Accounts receivable	$16,032	$2,180	$2,033
Supplies, inventory, prepaid and other current assets	5,357	730	792
Investment in unconsolidated subsidiaries	10,710	-	-
Property and equipment	13,347	4,016	1,720
Goodwill	168,544	87,505	60,250
Other intangible assets	-	1,750	-
Accounts payable	(2,574)	(709)	(1,077)
Other accrued liabilities	(4,609)	(150)	(90)
Long-term debt	(2,900)	(2,699)	(199)
Other long-term liabilities	(422)	-	-

Total fair value	203,485	92,623	63,429
Less: Fair value attributable to noncontrolling interests	71,322	36,286	21,814

Acquisition date fair value of total consideration transferred	$132,163	$56,337	$41,615

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the nine months ended September 30, 2011 and 2010, respectively, approximately $161,000,000 and $40,000,000 of goodwill recorded was deductible for tax purposes. Goodwill deductible for tax purposes associated with the acquisition of NSC centers was $108,000,000 for the nine months ended September 30, 2011. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $2,657,000 and $189,000 in acquisition related costs, for the nine  months ended September 30, 2011 and 2010, respectively.  The increase in transaction costs for the nine months ended September 30, 2011 are primarily due to the acquisition of the NSC centers.

Revenues and net earnings included in the nine months ended September 30, 2011 and 2010 associated with these acquisitions are as follows (in thousands):

	Nine Months Ended September 30,
	Acquired
	NSC	Individual	Individual
	Centers	Acquisitions	Acquisitions
	2011		2010

Revenues	$8,910	$13,865	$6,882

Net (loss) earnings	(533)	4,592	2,389
Less: Net earnings attributable to noncontrolling interests	647	2,649	1,448

Net (loss) earnings attributable to AmSurg Corp. common shareholders	$(1,180)	$1,943	$941

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the nine months ended September 30, 2011 and 2010, assuming all 2011 and 2010 acquisitions had been consummated on January 1, 2010, are as follows (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2011	2010

Revenues	$648,490	$648,788
Net earnings	151,327	160,298
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	41,644	46,761
Net earnings	40,591	47,750
Net earnings from continuing operations per common share:
Basic	$1.37	$1.55
Diluted	$1.34	$1.52
Net earnings:
Basic	$1.33	$1.58
Diluted	$1.30	$1.56
Weighted average number of shares and share equivalents:
Basic	30,424	30,234
Diluted	31,174	30,664

(5)  Dispositions

The Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers.  Results of operations of the centers discontinued for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cash proceeds from disposal	$1,205	$-	$4,574	$-
Net loss from discontinued operations	(119)	(97)	(1,384)	(97)
Net (loss) gain from discontinued operations attributable to AmSurg Corp.	57	274	(1,053)	996

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued surgery centers for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$241	$4,295	$3,732	$13,632
(Loss) earnings before income taxes	(76)	1,217	445	4,061
Net (loss) earnings	(178)	874	(1,026)	2,997

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Balance, beginning of period	$964,970	$859,759	$894,497	$813,876
Goodwill acquired, including post acquisition adjustments	186,735	14,053	261,975	59,936
Disposals	-	(15)	(4,767)	(15)

Balance, end of period	$1,151,705	$873,797	$1,151,705	$873,797

Amortizable intangible assets at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$6,519	$(1,480)	$5,039	$4,516	$(567)	$3,949
Customer and non-compete
agreements	3,180	(1,968)	1,212	3,180	(1,818)	1,362

Total amortizable intangible assets	$9,699	$(3,448)	$6,251	$7,696	$(2,385)	$5,311

Amortization of intangible assets for the three months ended September 30, 2011 and 2010 was $387,000 and $278,000, respectively, and for the nine months ended September 30, 2011 and 2010 was $1,063,000 and $892,000, respectively.  Estimated amortization of intangible assets for the remainder of 2011 and the following five years and thereafter is $325,000, $1,298,000, $1,295,000, $1,289,000, $1,288,000, $684,000 and $72,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 4.9 years.

At September 30, 2011 and December 31, 2010, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,300,000 and $6,050,000, respectively.

(7)  Long-term Debt

Long-term debt at September 30, 2011 and December 31, 2010 was comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010

Revolving credit agreement	$320,500	$188,000
Fixed rate senior secured notes	75,000	75,000
Other debt	17,523	12,933
Capitalized lease arrangements	13,821	13,930

	426,844	289,863
Less current portion	9,454	6,648

Long-term debt	$417,390	$283,215

Prior to the closing the NSC acquisition, the Company exercised the accordion feature on its revolving credit facility on April 7, 2011.  The amended revolving credit agreement permits the Company to borrow up to $450,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 0.75% to 1.75% or LIBOR plus 1.75% to 2.75%, or a combination thereof; provides for a fee of 0.20% to 0.50% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement will mature in April 2016 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

in the limited partnerships and limited liability companies.  The Company was in compliance with all covenants contained in the revolving credit agreement at September 30, 2011.

The Company’s $75,000,000 of 6.04% fixed rate senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August of 2013 and are set to mature on May 28, 2020.  The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement.  The Company was in compliance with all covenants contained in the note purchase agreement at September 30, 2011.

(8)  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the interest rate swap, net of tax, of $515,000 was included in other comprehensive income for the nine months ended September 30, 2011.  An increase of $333,000 and $941,000 in the fair value of the interest rate swap, net of tax, was included in other comprehensive income for the three and nine months ended September 30, 2010, respectively.  Accumulated other comprehensive loss, net of income taxes, was $0 and $515,000 at September 30, 2011 and December 31, 2010, respectively.

The fair values of derivative instruments in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives
designated as	Other		Other		Other		Other
hedging	assets,		assets,		long-term		long-term
instruments	net	$-	net	$-	liabilities	$-	liabilities	$902

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

The Company adopted the updated guidance of the Financial Accounting Standards Board, FASB, related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for the Company January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which became effective for the Company January 1, 2011.  The Company adopted the additional guidance with respect to the roll forward activity in Level 3 fair value measurements on January 1, 2011.  The adoption of such additional disclosure provisions did not have an impact on the Company’s consolidated results of operations or financial condition.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

In determining the fair value of assets and liabilities that are measured on a recurring basis at September 30, 2011 and December 31, 2010, the Company utilized Level 2 inputs to perform such measurement methods which were commensurate with the market approach (in thousands):

	September 30,	December 31,
	2011	2010
Assets:
Supplemental executive retirement savings plan investments	$5,968	$6,450

Liabilities:
Interest rate swap agreement	$-	$902

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  The interest rate swap agreement matured in April 2011.  The fair value of the interest rate swap agreement was included in other long-term liabilities and was determined by a valuation obtained from the financial institution that was the counterparty to the agreement.  There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2011.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $99,988,000, was $105,027,000 at September 30, 2011.  The fair value of variable rate long-term debt approximates its carrying value of $326,856,000 at September 30, 2011.  The fair value of fixed rate long-term debt, with a carrying value of $148,109,000, was $150,935,000 at December 31, 2010.  The fair value of variable rate long-term debt approximated its carrying value of $141,754,000 at December 31, 2010.  The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

(10)  Shareholders’ Equity

a.   Common Stock

On October 20, 2010, the Company’s board of directors approved a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months.  During the nine months ended September 30, 2011, the Company purchased 248,100 shares of the Company’s common stock for approximately $6,185,000, at an average price of $25 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  In addition, we repurchased 22,802 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At September 30, 2011, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,547,732 shares were available for future equity grants, including 498,059 shares available for issuance as restricted stock.  Restricted stock granted to outside directors in 2010 and 2011 vests over a two year period.  Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant.  Restricted stock granted to employees during 2009 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2009 vests at the end of four years from the date of grant.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant.  Prior to 2007, granted options vested in four equal annual installments, commencing on the date of grant.  Options granted in 2007 and 2008 vest at the end of four years from the grant date.  No options were issued in 2011 and 2010.  Outstanding options have a term of ten years from the date of grant.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Other information pertaining to share-based activity during the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Share-based compensation expense	$1,591	$885	$4,762	$3,425
Fair value of shares vested	227	242	2,589	2,809
Cash received from option exercises	132	141	4,760	683
Tax benefit from option exercises	26	12	489	81

As of September 30, 2011, the Company had total unrecognized compensation cost of approximately $7,239,000 related to non-vested awards, which the Company expects to recognize through 2015 and over a weighted average period of 1.1 years.

Average outstanding share-based awards to purchase approximately 1,023,000 and 2,347,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended September 30, 2011 and 2010, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of non-vested restricted shares at September 30, 2011 and changes during the nine months ended September 30, 2011 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2010	664,909	$22.16
Shares granted	276,869	21.78
Shares vested, net of shares repurchased to fund tax withholding requirements	(88,755)	22.57
Shares forfeited	(248)	24.75

Non-vested shares at September 30, 2011	852,775	$21.99

A summary of stock option activity for the nine months ended September 30, 2011 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2010	2,901,989	$22.49	4.5
Options exercised with total intrinsic value of $1,234,000	(244,125)	19.50
Options terminated	(17,585)	25.42

Outstanding at September 30, 2011 with aggregate intrinsic value of $3,133,000	2,640,279	$22.75	3.5

Vested or expected to vest at September 30, 2011 with aggregate intrinsic value
of $3,133,000	2,640,279	$22.75	3.5

Exercisable at September 30, 2011 with aggregate intrinsic value of $3,133,000	2,425,069	$22.65	3.3

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2011 exercised their options at the Company’s closing stock price on September 30, 2011.

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

2011:
Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (basic)	$13,069	30,436	$0.43	$37,502	30,424	$1.23

Effect of dilutive securities
options and non-vested shares	-	726		-	750

Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (diluted)	$13,069	31,162	$0.42	$37,502	31,174	$1.20

Net earnings attributable
to AmSurg Corp. per common	$13,126	30,436	$0.43	$36,449	30,424	$1.20
share (basic)
Effect of dilutive securities
options and non-vested shares	-	726		-	750

Net earnings attributable
to AmSurg Corp. per common
share (diluted)	$13,126	31,162	$0.42	$36,449	31,174	$1.17

2010:
Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (basic)	$12,844	30,251	$0.42	$37,961	30,234	$1.26

Effect of dilutive securities
options and non-vested shares	-	369		-	430

Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (diluted)	$12,844	30,620	$0.42	$37,961	30,664	$1.24

Net earnings attributable
to AmSurg Corp. per common	$13,118	30,251	$0.42	$38,957	30,234	$1.29
share (basic)
Effect of dilutive securities
options and non-vested shares	-	369		-	430

Net earnings attributable
to AmSurg Corp. per common
share (diluted)	$13,118	30,620	$0.43	$38,957	30,664	$1.27

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2011.

On September 1, 2011, the Company acquired interests in 17 centers from NSC and agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers (as defined), if any, from the period of January 1, 2012 to December 31, 2012.  Settlement of such contingency is expected to occur during the first quarter of 2013.

(13)  Recent Accounting Pronouncements

In July 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011.  The Company is currently evaluating ASU 2011-07 and has not yet determined the impact of adoption on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by the Company effective January 1, 2012.  The adoption of this ASU is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(14)  Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Cash paid during the period for:
Interest	$10,012	$8,102
Income taxes, net of refunds	9,372	14,647

Non-cash investing and financing activities:
Increase (decrease) in accounts payable associated with acquisition of
property and equipment	185	(712)
Capital lease obligations	326	3,542

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	310,191	64,954
Liabilities assumed and noncontrolling interests	(121,691)	(23,339)

Payment for interests in surgery centers and related transactions	$188,500	$41,615

(15)  Subsequent Events

The Company assessed events occurring subsequent to September 30, 2011 for potential recognition and disclosure in the unaudited consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of September 30, 2011, we operated 225 ASCs, of which we owned a majority interest (primarily 51% or greater) in 222 ASCs and operated three ASCs owning a minority interest (one of which is consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and nine months ended September 30, 2011 and 2010.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Procedures	349,036	319,870	1,009,112	937,542
Continuing centers in operation, end of period (consolidated)	223	199	223	199
Continuing centers in operation, end of period (unconsolidated)	2	-	2	-
Average number of continuing centers in operation, during period	214	199	208	197
New centers added during period	19	2	25	4
Centers discontinued during period	2	-	6	-
Centers under development, end of period	1	1	1	1
Centers under letter of intent, end of period	5	7	5	7

Of the continuing centers in operation at September 30, 2011, 146 centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 35 centers performed procedures in multiple specialties, and eight centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  Our growth targets for 2011 include the acquisition or development of 18 to 20 surgery centers, in addition to the centers that were acquired from National Surgical Care, Inc., or NSC.  See “– Liquidity and Capital Resources.”  At the beginning of 2011, we estimated our same-center revenue growth to be 0% to a 1% decline, primarily based on the continuing weak economic outlook, high unemployment, as well as the reductions in Medicare reimbursement rates for 2011.  While we continue to be cautious based on the uncertainty in the economy, we have revised our 2011 same-center growth expectations to a 1% increase based on our improved results during the nine months ended September 30, 2011.

While we own less than 100% of each of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.  Our share of the profits and losses of two non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our statement of earnings.

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

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients.  The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  We derived approximately 31% and 32% of our revenues in the nine months ended September 30, 2011 and 2010, respectively, from governmental healthcare programs, primarily Medicare, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

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

The revised payment system has resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures.  Effective for fiscal year

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains.

We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, an additional $0.07 in 2009 and an additional $0.06 in 2010.  Reimbursement rates for 2011 under the revised payment system reflect a 1.5% CPI increase and a 1.3% productivity adjustment decrease.  Based on our current procedure mix and payor mix volume, we believe the 2011 scheduled reduction in payment rates will reduce our net earnings per diluted share in 2011 by approximately $0.05 as compared to 2010.  The scheduled phase-in of the revised rates will be completed in 2011, and reimbursement rates for our ASCs should be increased annually thereafter based upon increases in the CPI, less annual reductions based on the productivity adjustment.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.  The final reimbursement rates announced by CMS in November 2011 for 2012, reflect a 1.6% net increase, which we estimate will positively impact our 2012 revenue by approximately $4.0 million.

Pursuant to the recently enacted Budget Control Act of 2011 or BCA, a bipartisan joint congressional committee has been formed with the goal of identifying at least $1.5 trillion in deficit reductions over ten years, which may include reductions in Medicare spending.  If Congress does not enact deficit reductions greater than $1.2 trillion by January 15, 2012, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs.  The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs.  We are unable to predict how these spending reductions will be structured or how they would impact the Company.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures.  ASCs that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase.  CMS has not yet implemented the quality

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

measure reporting requirement but has announced that it expects to do so in a future rulemaking.  Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures.  On April 18, 2011, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs.  HHS recommends a phase-in timeframe for implementation and anticipates proposing an ASC quality measure reporting program in 2012 that provides for a reduction in annual payment updates for an ASC that fails to report on quality measures.  The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as PPOs and HMOs.  The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems.  Exclusion from participation in a managed care network could result in material reductions in patient volume and revenue.  Some of our competitors have greater financial resources and market penetration than we do.  We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low‑cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers.  We increase our number of centers through both acquisitions and developments.  Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2011 same-center group, comprised of 195 centers and constituting approximately 87% of our total number of centers, had 1% revenue growth during the three and nine months ended September 30, 2011.  At the beginning of 2011, we estimated our same-center revenue growth to be 0% to a 1% decline, primarily based on the continuing weak economic outlook, high unemployment, as well as the reductions in Medicare reimbursement rates for 2011.  While we continue to be cautious based on the uncertainty in the economy, we have revised our same-center growth expectations to a 1% increase based on our improved results during the nine months ended September 30, 2011.

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

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.  We refinanced our revolving credit facility in May 2010 and further amended it in April 2011, which resulted in the payment of

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

additional fees during both 2010 and 2011 and has increased our interest expense year to date as compared to prior periods as a result of a combination of higher interest rates and increased borrowings under our new credit facilities.  See “–  Liquidity and Capital Resources.”

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended

September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	31.1	30.3	30.9	29.9
Supply cost	13.0	13.1	12.9	13.1
Other operating expenses	22.1	20.9	21.6	21.4
Depreciation and amortization	3.3	4.0	3.3	3.6

Total operating expenses	69.5	68.3	68.7	68.0

Equity in earnings of unconsolidated affiliates	-	-	-	-

Operating income	30.5	31.7	31.3	32.0

Interest expense	1.8	2.3	2.0	1.7

Earnings from continuing operations before income taxes	28.7	29.4	29.3	30.3

Income tax expense	4.3	4.3	4.5	4.9

Net earnings from continuing operations, net of income tax	24.4	25.1	24.8	25.4

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax expense	-	0.6	-	0.6
Loss on disposal of discontinued interests in surgery centers, net of
income tax benefit	(0.1)	(0.1)	(0.2)	-

Net (loss) earnings from discontinued operations	(0.1)	0.5	(0.2)	0.6

Net earnings	24.3	25.6	24.6	26.0

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.7	17.8	18.1	18.1
Net (loss) earnings from discontinued operations	(0.1)	0.4	-	0.4

Total net earnings attributable to noncontrolling interests	17.6	18.2	18.1	18.5

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	7.4%	6.5%	7.5%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.7%	7.3%	6.7%	7.3%
Discontinued operations, net of income tax	-	0.1	(0.2)	0.2

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	7.4%	6.5%	7.5%

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The number of procedures performed in our ASCs increased by 29,166, or 9%, to 349,036, and 71,570, or 8%, to 1,009,112 in the three and nine months ended September 30, 2011, respectively, from 319,870 and 937,542 in the comparable 2010 periods.  Revenues increased $19.6  million, or 11%, to $195.9 million and $43.5  million, or 8%, to $563.5 million in the three and nine months ended September 30, 2011, respectively, from $176.3 million and $520.1 million in the comparable 2010 periods.  The increase in procedure and revenue growth is primarily attributable to the additional centers acquired in 2010 and 2011 as follows:

•         centers acquired or opened in 2010, which contributed $8.5 million and $26.7 million of additional revenues in the three and nine months ended September 30, 2011, respectively, due to having a full period of operations in 2011;

•         centers acquired in 2011, which generated $15.6 million and $22.2 million in revenues during the three and nine months ended September 30, 2011, respectively; and

•         $1.5 million and $4.1 million of revenue growth for the three and nine months ended September 30, 2011, respectively, recognized by our 2011 same-center group, reflecting a 1% increase in both periods, primarily as a result of procedure growth.

Salaries and benefits increased in total by 14% and 12% to $60.8 million and $173.9 million in the three and nine months ended September 30, 2011, respectively, from $53.4 million and $155.6 million in the comparable 2010 periods.  Salaries and benefits as a percentage of revenues increased by 100 basis points in the nine months ended September 30, 2011, compared to September 30, 2010, primarily due to the impact of low revenue growth within our same center group and increases in center and corporate salaries and benefits.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 14% and 10% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2011.  Furthermore, we experienced a 15% and 22% increase in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2011, over the comparable 2010 periods, due to higher estimated bonus expense in 2011 as compared to 2010, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Supply cost was $25.4 million and $72.5  million in the three and nine months ended September 30, 2011, respectively, an increase of $2.3 million and $4.5 million, or 10% and 7%, over supply cost in the comparable 2010 periods.  This increase was primarily the result of additional procedure volume.  Our average supply cost per procedure decreased by 0.1% in the nine months ended September 30, 2011.  This decrease is related to the following:

•         reduction in certain drug costs at our gastroenterology centers;

•         increase of gastroenterology procedures over procedures performed at our centers with higher acuity; and

•         improved cost management and efficiencies.

Other operating expenses increased $6.5 million, or 17%, and $10.5 million, or 9%, to $43.4 million and $122.0 million in the three and nine months ended September 30, 2011, respectively, from $36.9 million and $111.5 million in the comparable 2010 periods.  The additional expense in the 2011 periods, which was partially offset by a $917,000 gain associated with the sale of assets, resulted primarily from:

•         centers acquired or opened during 2010, which resulted in an increase of $500,000 and $2.6 million in other operating expenses in the three and nine months ended September 30, 2011, respectively;

•         centers acquired during 2011, which resulted in an increase of approximately $3.6 million and $4.7 million in the three and nine months ended September 30, 2011, respectively, in other operating expenses;

•         an increase of $1.6 million and $2.3 million in other operating expenses at our 2011 same-center group in the three and nine months ended September 30, 2011, respectively, resulting primarily from general inflationary cost increases; and

•         transaction related costs associated with the acquisition of NSC of approximately $1.4 million and $2.5 million for the three and nine months ended September 30, 2011, respectively.

Depreciation and amortization expense decreased $416,000, or 6%, in the three months ended September 30, 2011, due to additional depreciation expense recorded in 2010 associated with the acceleration of scheduled leasehold improvement depreciation for a center that relocated in 2011, prior to the expiration of its original expected lease term. Depreciation and amortization increased  $163,000, or 1%, in the nine months ended September 30, 2011 from the comparable 2010 period primarily as a result of centers acquired during 2010 and 2011.

We anticipate further increases in operating expenses in 2011, primarily due to additional acquired centers and the additional start-up center currently under development.  Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens.  At September 30, 2011, we had one center under development.

Interest expense decreased $441,000, or 11%, to $3.6 million from $4.0 million, in the three months ended September 30, 2011, due to a reduced interest rate quarter over quarter as a result of the maturity of the interest rate swap agreement during the second quarter of 2011. Interest expense increased $2.1 million, or 23%, to $11.2 million from $9.1 million in the nine months ended September 30, 2011 over the comparable 2010 period due to the refinancing of our our revolving credit facility in May 2010, which resulted in a higher interest rate which we have experienced for the full nine months of 2011.  See “— Liquidity and Capital Resources.”

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

We recognized income tax expense of $8.5 million and $25.7 million in the three and nine months ended September 30, 2011, respectively, compared to $7.6 million and $25.2 million in the comparable 2010 periods.  Our effective tax rate in 2011 was 15.6% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the nine months ended September 30, 2011, we classified six additional surgery centers in discontinued operations, of which four centers were sold, one was closed and one center was classified as held for sale. We anticipate this center will be sold during the fourth quarter.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities and one center that was acquired from NSC that was subject to purchase by the non-controlling partners upon the change of control. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax loss on the disposition of discontinued interests in surgery centers of $119,000 and $1.4 million during the three and nine months ended September 30, 2011, respectively.  The net loss derived from the operations of the discontinued surgery centers was $59,000 during the three months ended September 30, 2011 and the net earnings derived from the operations of the discontinued surgery centers was $358,000 during the nine months ended September 30, 2011.  The net earnings derived from the operations of the discontinued surgery centers was $971,000 and $3.1 million during the three and nine months ended September 30, 2010, respectively.

Noncontrolling interests in net earnings for the three and nine months ended September 30, 2011 increased $2.5 million, or 8%, and $5.9 million, or 6%, from the comparable 2010 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.6% from 18.2%, and to 18.1% from 18.5% in the three and nine months ended September 30, 2011, respectively, as a result of reduced center profit margins caused by lower same-center revenue growth.  The net loss from discontinued operations attributable to noncontrolling interests was $235,000 and the net earnings from discontinued operations attributable to noncontrolling interests were $27,000 during the three and nine months ended September 30, 2011, respectively.  The net earnings from discontinued operations attributable to noncontrolling interests were $600,000 and $2.0 million during the three and nine months ended September 30, 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2011 and 2010 were $35.8 million and $28.8 million, respectively.  At September 30, 2011, we had working capital of $103.0 million, compared to $89.4 million at December 31, 2010.  Operating activities for the nine months ended September 30, 2011 generated $175.6 million in cash flow from operations, compared to $164.8 million in the nine months ended September 30, 2010.  The increase in operating cash flow resulted primarily from lower tax payments over the nine months ended September 30, 2011 over the comparable period.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the nine months ended September 30, 2011 and 2010 were $103.4 million and $98.7 million, respectively.  Distributions to noncontrolling interests increased $4.7 million, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At September 30, 2011 and 2010, our net accounts receivable represented 32 days of revenue outstanding in both periods.

During the nine months ended September 30, 2011, we had total acquisitions and capital expenditures of $203.8 million, which included:

•         $188.5 million for the acquisition of interests in an ASCs and related transactions; and

•         $15.6 million for new or replacement property at existing centers, including $326,000 in new capital leases.

At September 30, 2011, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.9 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.

We received approximately $4.6 million in cash from the sale of our interests in four surgery centers during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we had net borrowings on long-term debt of $131.0 million, which includes a $3.9 million payment to fund our purchase price payable related to an acquisition completed at December 31, 2010.  At September 30, 2011, we had $320.5

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

million outstanding under our revolving credit agreement and $75.0 million outstanding pursuant to our senior secured notes.  We were in compliance with all covenants contained in our revolving credit agreement and senior secured note purchase agreement.

During the nine months ended September 30, 2011, we received approximately $4.8 million from the exercise of options under our employee stock option plans.  The tax benefit received from the exercise of those options was approximately $490,000.

In October 2010, our board of directors authorized a stock repurchase program for up to $40.0 million of our outstanding common stock to be purchased over the following 18 months.  We intend to fund the purchase price for shares acquired under the plan using primarily cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During the nine months ended September 30, 2011, we repurchased 248,100 shares for $6.2 million in order to mitigate the dilutive effect of shares issued pursuant to our stock incentive plans.

On September 1, 2011, we closed the NSC transaction.  We paid approximately $134.7 million in cash, which included an estimate of working capital and NSC’s interest in the cash in the bank at each of the acquired centers as of the transaction date.  As a condition of closing, $3.5 million of the purchase price was held in an escrow account to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date. We agreed to pay as additional consideration, an amount up to $7.5 million based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  We expect the settlement of this contingency to occur in the first quarter of 2013.  For the nine months ended, September 30, 2011, we incurred approximately $2.5 million in transaction related costs.

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

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board, or FASB,  issued Accounting Standards Update, or ASU, 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011.  We are currently evaluating ASU 2011-07 and have not yet determined the impact of adoption on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted effective January 1, 2012.  The adoption of this ASU is not expected to impact our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2011, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.0 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2011.

During May 2010, we refinanced our revolving credit facility, which was further amended in April 2011 and August 2011, and entered into a private placement debt arrangement, which both have resulted in additional fees and interest rate spreads.  Accordingly, we expect our interest expense will increase and our operating cash flow will decrease by approximately $3.5 million in 2011 as compared to 2010.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2011.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

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

Item 6.        Exhibits

Exhibits

31.1        Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2        Certification of Executive Vice President and Chief Financial Officer pursuant to

Rule 13a-14(a)

32.1     Section 1350 Certification

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the three and nine month periods ended September 30, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2011 and 2010 and (vi) the notes to the Unaudited Consolidated Financial Statements for the three and nine month periods ended September 30, 2011 and 2010.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: November 7, 2011

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)