Form 10-K
period 2011-12-31
AMSURG CORP
filed 2012-02-24
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number 000-22217

AMSURG CORP.

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1493316
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

20 Burton Hills Boulevard
Nashville, Tennessee	37215
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [X]                   No [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes [   ]                  No [X]

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

Yes [  ]                    No [X]

As of February 24, 2012, 31,498,318 shares of the Registrant’s common stock were outstanding.  The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2011 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2011) was approximately $794,000,000.  This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Part I

Item 1.  Business

Our company was formed in 1992 for the purpose of developing, acquiring and operating ambulatory surgery centers, or ASCs, in partnership with physicians throughout the United States.  An AmSurg surgery center is typically located adjacent to or in close proximity to the medical practices of our physician partners.  Each of our surgery centers provides a narrow range of high volume, lower-risk surgical procedures and has been designed with a cost structure that enables us to charge fees which we believe are generally less than those charged by hospitals for similar services performed on an outpatient basis.  As of December 31, 2011, we operated 228 surgery centers, of which we owned a majority interest (primarily 51% or greater) in 225 surgery centers and a minority interest in three surgery centers (one of which is consolidated).  Our centers are located in 35 states and the District of Columbia.   We had one center under development and one center subject to contract at December 31, 2011.

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

Industry Overview

For many years, government programs, private insurance companies, managed care organizations and self‑insured employers have implemented various cost-containment measures intended to limit the growth of healthcare expenditures.  These cost-containment measures, together with technological advances, have resulted in a significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost‑effective sites, including ASCs.  According to the Centers for Medicare and Medicaid Services, or CMS, there were approximately 5,300 Medicare-certified ASCs as of December 31, 2011.  We believe that of those ASCs, approximately  65% performed procedures in a single specialty and  35% performed procedures in more than one specialty.  Among the single specialty centers, approximately 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat, or ENT, and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management.  We believe approximately 50% of single specialty ASCs and approximately 25% of multi-specialty ASCs are independently owned.

We believe that the following factors have contributed to the growth of ambulatory surgery:

Cost‑Effective Alternative.  Ambulatory surgery is generally less expensive than hospital-based surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.  Accordingly, charges to patients and payors by ASCs are generally less than hospital charges.

Physician and Patient Preference.  We believe that many physicians prefer ASCs because these centers enhance physicians' productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time.  In contrast, hospital outpatient departments generally serve a broader group of physicians, including those involved with emergency procedures, resulting in postponed or delayed surgeries.  Additionally, many physicians choose to perform surgery in an ASC because their patients prefer the simplified admissions and discharge process and the less institutional atmosphere.

New Technology.  New technology and advances in anesthesia, which have been increasingly accepted by physicians and payors, have significantly expanded the types of surgical procedures that can be performed in ASCs.  Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures.  Improved anesthesia has shortened recovery time by minimizing post‑operative side effects such as nausea and drowsiness, thereby avoiding, in some cases, overnight hospitalization.

Strategy

We believe we are a leader in the acquisition, development and operation of ASCs.  The key components of our strategy are to:

•   selectively acquire both single-specialty ASCs and multi-specialty ASCs with substantial minority physician ownership;

•   develop new ASCs in partnership with physicians; and

•   grow revenues and profitability at our existing surgery centers.

We pursue acquisitions of ASCs through transactions involving single ASCs, as well as acquisitions of other companies that own and manage ASCs. Currently, approximately 79% of our revenues are from single-specialty centers that perform gastroenterology or ophthalmology procedures.  These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the U.S. population will be a source of procedure growth for gastroenterology and ophthalmology ASCs.

Item 1.   Business – (continued)

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

•         quality and reputation of the physicians affiliated with the center;

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

We manage each limited partnership and limited liability company and oversee the business office, contracting, marketing, financial reporting, accreditation and administrative operations of the surgery center.  The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing.   In addition, the limited partnership or limited liability company may lease the services of certain non‑physician personnel from entities affiliated with the physician partners, who will provide services at the center.  Certain significant aspects of the limited partnership's or limited liability company's governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners.  We work closely with our physician partners to increase the likelihood of a successful partnership.

A majority of the limited partnership and operating agreements provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians.  The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having expertise in healthcare law chosen by both parties. Such determination therefore would not be within our control.  The triggering of these obligations could have a material adverse effect on our financial condition and results of operations.  See "– Government Regulation."

We also pursue the acquisition of companies that own and operate ASCs. During 2011, we completed the acquisition of 17 ASCs from National Surgical Care, Inc. In the transaction, we acquired a majority interest in 14 ASCs, one of which was subsequently sold back to the physician partners due to their exercise of a change in control provision, and a minority interest in three ASCs.  We paid a purchase price of approximately $134.7 million in cash and agreed to pay as additional consideration an amount up to $7.5 million based upon a multiple of the earnings of the acquired centers in excess of certain targets. We intend to opportunistically pursue the acquisition of other companies that own and operate ASCs.

Item 1.   Business – (continued)

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

•         achieving efficiencies in center operations; and

•         increasing the capacity of existing centers.

Growth in the number of physicians performing procedures.   The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians who use the centers through:

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

Marketing our centers to referring physicians, payors and patients.  We market our ASCs to referring physicians and payors by emphasizing the quality, high patient satisfaction and lower cost at our ASCs.  We also increase awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including programs designed to educate employers and patients as to the health and cost benefits of detecting colon cancer in its early stages through routine endoscopy procedures.  We continue to increase our efforts in direct-to-consumer marketing through the expansion of our web-marketing strategy, colon cancer awareness campaigns and various local marketing programs.

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

Surgery Center Operations

The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet.  The size of our typical multi-specialty ASC is approximately 5,000 to 17,000 square feet.  Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners.  Our surgery centers perform an average of approximately 6,450 procedures per year, though there is a wide range among centers from a low of approximately 1,200 procedures per year to a high of 33,000 procedures per year.  The cost of developing a typical surgery center is approximately $3 million.  Constructing, equipping and licensing a surgery center generally takes 12 to 15 months.  As of December 31, 2011, 146 of our centers performed gastrointestinal endoscopy procedures, 36 centers performed ophthalmology surgery procedures, 39 centers were multi-specialty centers and seven centers performed orthopaedic procedures.  The procedures performed at our centers generally do not require an extended recovery period.  Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, including nurses and surgical technicians, some of whom may be leased on a full or part-time basis from entities affiliated with our physician partners.

The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:

•         gastroenterology - colonoscopy and other endoscopy procedures;

•         ophthalmology - cataracts and retinal laser surgery; and

•         orthopaedic - knee and shoulder arthroscopy and carpal tunnel repair.

We market our surgery centers directly to patients, referring physicians and third‑party payors, including health maintenance organizations, or HMOs, preferred provider organizations, or PPOs, other managed care organizations, and employers.  Marketing activities conducted by our management and center administrators emphasize the high quality of care, cost advantages and convenience of our surgery centers and are focused on making each center an approved provider under local managed care plans.

Item 1.   Business – (continued)

Accreditation

Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care, or AAAHC, or The Joint Commission.  We generally seek accreditation for all of our ASCs.  Currently, 203 of our 228 surgery centers are accredited by AAAHC or The Joint Commission, and nine of our surgery centers are scheduled for initial accreditation surveys during 2012.  All of the accredited centers received three-year certifications.

Surgery Center Locations

The following table sets forth certain information relating to our surgery centers as of December 31, 2011:

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopaedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Multispecialty	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Multispecialty	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Multispecialty	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Greensboro, North Carolina	Ophthalmology	March 2001	4
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Lawrenceville, New Jersey	Multispecialty	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4
Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4

Item 1.   Business – (continued)

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopaedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis Obispo, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopaedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3
Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Towson, Maryland	Gastroenterology	August 2006	2
Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3
South Bend, Indiana	Gastroenterology	January 2007	4
Lancaster, Pennsylvania	Gastroenterology	January 2007	3
Silver Spring, Maryland	Gastroenterology	January 2007	2
Rockville, Maryland	Gastroenterology	January 2007	3
New Orleans, Louisiana	Gastroenterology	January 2007	2
Marrero, Louisiana	Gastroenterology	January 2007	3
Metairie, Louisiana	Gastroenterology	January 2007	3
Tom’s River, New Jersey	Gastroenterology	May 2007	2
Pottsville, Pennsylvania	Gastroenterology	June 2007	3
Memphis, Tennessee	Gastroenterology	July 2007	4
Kissimmee, Florida	Gastroenterology	July 2007	2
Glendora, California	Gastroenterology	August 2007	4
Mesquite, Texas	Gastroenterology	August 2007	2
Conroe, Texas	Gastroenterology	August 2007	4
Altamonte Springs, Florida	Gastroenterology	September 2007	3
New Port Richey, Florida	Multispecialty	October 2007	6
Glendale, Arizona	Gastroenterology	October 2007	3
Orlando, Florida	Gastroenterology	October 2007	1
San Diego, California	Orthopaedic	November 2007	4
Poway, California	Multispecialty	November 2007	2
Baton Rouge, Louisiana	Gastroenterology	December 2007	10
Baltimore, Maryland	Gastroenterology	January 2008	4
Glen Burnie, Maryland	Gastroenterology	January 2008	2
St. Clair Shores, Michigan	Ophthalmology	May 2008	2
Orlando, Florida	Gastroenterology	May 2008	4
Greenbrae, California	Gastroenterology	August 2008	3
Pomona, California	Multispecialty	September 2008	5

Item 1.   Business – (continued)

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Akron, Ohio	Gastroenterology	November 2008	3
Redding, California	Gastroenterology	December 2008	2
Phoenix, Arizona	Gastroenterology	December 2008	3
Silver Spring, Maryland	Ophthalmology	December 2008	1
Phoenix, Arizona	Orthopaedic	December 2008	8
Bryan, Texas	Gastroenterology	December 2008	3
Westminster, Maryland	Gastroenterology	December 2008	2
McKinney, Texas	Multispecialty	December 2008	2
Durham, North Carolina	Gastroenterology	December 2008	4
Dayton, Ohio	Gastroenterology	December 2008	1
Kettering, Ohio	Gastroenterology	December 2008	3
Huber Heights, Ohio	Gastroenterology	December 2008	1
Springboro, Ohio	Gastroenterology	December 2008	3
North Charleston, South Carolina	Gastroenterology	January 2009	3
Knoxville, Tennessee	Gastroenterology	January 2009	2
West Bridgewater, Massachusetts	Gastroenterology	February 2009	2
Canon City, Colorado	Multispecialty	June 2009	2
Media, Pennsylvania	Gastroenterology	July 2009	1
Hermitage, Tennessee	Gastroenterology	October 2009	3
Phoenix, Arizona	Orthopaedic	December 2009	4
Dallas, Texas	Gastroenterology	December 2009	4
Dallas, Texas	Gastroenterology	December 2009	3
Bedford, Texas	Gastroenterology	December 2009	3
Plano, Texas	Gastroenterology	December 2009	4
North Richland Hills, Texas	Gastroenterology	December 2009	4
Waltham, Massachusetts	Orthopaedic	March 2010	4
Boynton Beach, Florida	Multispecialty	May 2010	3
Waco, Texas	Gastroenterology	July 2010	3
Port St. Lucie, Florida	Ophthalmology	August 2010	2
Port Orange, Florida	Multispecialty	October 2010	6
Phoenix, Arizona	Gastroenterology	November 2010	3
Columbus, Ohio	Ophthalmology	December 2010	3
Phoenix, Arizona	Gastroenterology	February 2011	3
Springfield, Massachusetts	Multispecialty	April 2011	6
Springfield, Massachusetts	Multispecialty	April 2011	6
Phoenix, Arizona	Gastroenterology	April 2011	3
Edison, New Jersey	Gastroenterology	May 2011	2
Meridian, Idaho	Ophthalmology	July 2011	4
Bend, Oregon	Urology	August 2011	4
Coral Springs, Florida	Multispecialty	September 2011	8
Davis, California	Multispecialty	September 2011	3
Fullerton, California	Multispecialty	September 2011	5
Kenwood, Ohio	Multispecialty	September 2011	4
Long Beach, California	Multispecialty	September 2011	3
Pinellas Park, Florida	Multispecialty	September 2011	3
San Antonio, Texas	Multispecialty	September 2011	6
Austin, Texas	Multispecialty	September 2011	5
Torrance, California	Multispecialty	September 2011	4
Towson, Maryland	Multispecialty	September 2011	3
Twin Falls, Idaho	Multispecialty	September 2011	5
West Palm Beach, Florida	Multispecialty	September 2011	8
Weston, Florida	Multispecialty	September 2011	9
Wilton, Connecticut	Multispecialty	September 2011	1
Austin, Texas	Gastroenterology	September 2011	3
Austin, Texas	Gastroenterology	September 2011	3
Norwood, Massachusetts	Multispecialty	December 2011	4
Fresno, California	Multispecialty	December 2011	7
Newington, New Hampshire	Multispecialty	December 2011	1

Item 1.   Business – (continued)

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Beaumont, Texas	Gastroenterology	October 1994	4
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Lorain, Ohio	Gastroenterology	August 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Flourtown, Pennsylvania	Gastroenterology	October 1997	4
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Sarasota, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Multispecialty	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	2
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Multispecialty	November 2005	3
Port Huron, Michigan	Orthopaedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3
San Antonio, Texas	Gastroenterology	May 2007	4
Cary, North Carolina	Gastroenterology	November 2007	4
El Dorado, Arkansas	Multispecialty	December 2007	2
Greensboro, North Carolina	Gastroenterology	August 2008	2
Puyallup, Washington	Gastroenterology	May 2009	3
Blaine, Minnesota	Multispecialty	November 2009	3
Miami Kendall, Florida	Gastroenterology	June 2011	4
			694

Item 1.   Business – (continued)

Our limited partnerships and limited liability companies lease the real property on which our surgery centers operate, either from entities affiliated with our physician partners or from unaffiliated parties.

Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include the charges of the patient's surgeon, anesthesiologist or other attending physicians.  At certain of our centers, our revenues include charges for anesthesia services delivered by medical professionals employed or contracted by our centers.  Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date.  At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.  Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors.  These estimates are recorded and monitored monthly for each of our surgery centers as revenue is recognized.  Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing.  These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 29%, 31% and 33% of our revenues in the years ended December 31, 2011, 2010 and 2009, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.  Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

Effective January 1, 2008, CMS revised the payment system for services provided in ASCs, and the phase-in of the revised rates was completed in 2011.  Under the revised payment system, ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or CPI, net of a productivity adjustment.  The revised payment system resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures.  We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, an additional $0.07 in 2009, an additional $0.06 in 2010 and an additional $0.05 in 2011.

Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. The final reimbursement rates announced by CMS in November 2011 for 2012, reflect a 1.6% net increase, which we estimate will positively impact our 2012 revenue by approximately $5.0 million.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.

Pursuant to the Budget Control Act of 2011, or BCA, a bipartisan joint congressional committee was formed to identify deficit reductions of $1.2 trillion by November 23, 2011. Because the committee failed to propose a plan to cut the deficit by the deadline, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs.  The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs.  We are unable to predict how these spending reductions will be structured or how they would impact the Company, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that reduces payment updates to ASCs beginning in fiscal year 2011.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law, as enacted, expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or eliminated or their impact could be offset by reductions in reimbursement under the Medicare program.  Numerous challenges to the Health Reform Law have been filed in federal courts. Some courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health

Item 1.   Business – (continued)

Reform Law void in its entirety or left the remainder of the law intact. The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012. Based on the outcome of the U.S. Supreme Court's review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified. In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

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

CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or RAC, program.  RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services.  The Health Reform Law expands the RAC program’s scope to include Medicaid claims. A final rule released by CMS on September 14, 2011 required all states to implement Medicaid RAC programs by January 1, 2012.  In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments.  We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures.  In addition, CMS established a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014.  Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. On April 18, 2011, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs.  HHS recommended a phase-in timeframe for implementation and described the initial steps to include a quality reporting program such as CMS is implementing this year.  The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

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

Competition

We encounter competition in three separate areas: competition with other companies for acquisitions; competition with other providers for physicians to utilize our centers, patients and managed care contracts; and competition for joint venture development of new centers.

Competition for Acquisitions.  There are several public and private companies that compete with us for the acquisition of existing ASCs and companies that own and manage ASCs. Some of these competitors may have greater resources than we have.  The principal competitive factors that affect our and our competitors’ ability to complete acquisitions are price, experience and reputation, and access to capital.

Competition for Physicians to Utilize Our Centers, Patients and Managed Care Contracts.  We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors.  In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties, including gastroenterology.  In many cases the hospitals have restricted those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems that restrict the physicians who may treat certain patients or the facilities at which patients may be treated.  Competition with hospitals and other surgery centers may limit our ability to contract with payors or negotiate favorable payment rates.

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

Item 1.   Business – (continued)

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

Certification.  We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ASCs.  In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of coverage set forth by HHS, relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys.  Each of our existing centers is certified as a Medicare provider.  Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.  Effective May 18, 2009, CMS revised the conditions for coverage for ASCs.  The rule revised four existing conditions for coverage:  (1) governing body and management; (2) surgical services; (3) evaluation of quality, which was renamed quality assessment and performance improvement; and (4) laboratory and radiologic services.  The rule also added three new conditions for coverage: (i) patient rights; (ii) infection control; and (iii) patient admission, assessment and discharge.  These additional conditions for coverage increase information collection requirements and other administrative obligations for ASCs.

Medicare-Medicaid Fraud and Abuse Provisions.  The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required.  Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.  The Health Reform Law provides that submission of a claim for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

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

Item 1.   Business – (continued)

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

Notwithstanding our belief that the relationship of physician partners to our surgery centers should not constitute illegal remuneration under the federal anti-kickback statute or similar laws, we cannot assure you that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners' ownership interests in our centers to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

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

Prohibition on Certain Self-Referrals and Physician Ownership of Healthcare Facilities.  The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician's immediate family has a financial relationship with the entity.  Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs.  The Stark Law applies to referrals involving the following services under the definition of “designated health services”:  clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

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

Item 1.   Business – (continued)

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

Effective January 1, 2008, CMS expanded the so-called ASC exemption to the Stark Law by excluding from the definition of “radiology and certain other imaging services” any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day).  Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are “covered as ancillary services” under the revised ASC payment system.  These drugs include those furnished during the immediate postoperative recovery period to a patient to reduce suffering from nausea or pain.  CMS cautioned, however, that only those radiology, imaging and outpatient prescription drug items and services that are integral to an ASC procedure and performed on the same day as the covered surgical procedure will qualify for the ASC exemption.  The Stark Law prohibition will continue to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home.  In addition, several states in which we operate have self-referral statutes similar to the Stark Law.  We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes.  However, the Stark Law and similar state statutes are subject to different interpretations.  Violations of any of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.  Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us.  We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in health care entities will not be issued that could have a material adverse effect on us.

The Federal False Claims Act and Similar Federal and State Laws.  We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government's behalf. When a private plaintiff brings a qui tam action under the False Claims Act, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene.  The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly or improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.  Under the Health Reform Law, civil penalties may be imposed for failure to report and return an overpayment within 60 days of identifying the overpayment.  In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act.  The Health Reform Law clarifies this issue with respect to the anti-kickback statute by providing that submission of claims for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act.  When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  The private plaintiff may receive a share of any settlement or judgment.  We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment.  However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation.  Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

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

Privacy and Security Requirements.  There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement

Item 1.   Business – (continued)

administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties.  The American Recovery and Reinvestment Act of 2009, or ARRA, strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation for a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  As required by ARRA, HHS has announced a pilot program to perform audits of up to 150 covered entities by the end of 2012.  ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  ARRA also extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.

As required by ARRA, HHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents.  Notification must also be made to HHS and, in certain situations involving large breaches, to the media.

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

HIPAA Administrative Simplification Requirements. Pursuant to HIPAA, HHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, and CMS has recently announced that it intends to delay this deadline, we will be modifying our payment systems and processes to prepare for the implementation. Use of the ICD-10 code sets will require significant administrative changes.  In addition to these upfront costs of transition to ICD-l0, it is possible that our ASCs could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified with lower levels of reimbursement than assigned under the previous system, however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

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

Corporate Practice of Medicine.  The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians.  The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians' ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians.  The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation, and interpretation and enforcement of these laws vary significantly from state to state.  Therefore, we cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.

Item 1.   Business – (continued)

Employees

As of December 31, 2011, we and our affiliated entities employed approximately 5,500 persons, approximately 3,400 of whom were full‑time employees and 2,100 of whom were part‑time employees.  Of our employees, approximately 350 are corporate employees, primarily based at our headquarters in Nashville, Tennessee.  In addition, we lease the services of approximately 1,000 full-time employees and 600 part‑time employees from entities affiliated with our physician partners.  None of these employees are represented by a union.  We believe our relationships with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the persons serving as our executive officers as of December 31, 2011.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	47

Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President – West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.

Claire M. Gulmi	58

Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

David L. Manning	62	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development from April 1992 to February 2006.

Phillip A. Clendenin	47

Senior Vice President of Corporate Services since March 2009; Chief Executive Officer of River Region Health System, a hospital located in Vicksburg, Mississippi, from July 2001 to July 2008;  Chief Executive Officer of Greenview Regional Hospital, a hospital located in Bowling Green, Kentucky, from November 1997 to June 2001.

Kevin D. Eastridge	46	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.

Billie A. Payne	60	Senior Vice President of Operations since December 2007; Vice President of Operations from March 1998 to December 2007.

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

We depend on payments from third-party payors, including government healthcare programs.  If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected.  We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 29% of our revenues in 2011 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  Although the Health Reform Law, as enacted, expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending.  It is impossible to predict how the various components of the Health Reform Law, many of which do not take effect for several years, will affect our business and the businesses of our physician partners.  Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.

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

Our business may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers.  Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians.  The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors (including Medicare), actions taken by referring physicians, other providers and payors, and other factors impacting their practices.  Adverse economic conditions, including high unemployment rates, could cause patients of our physician partners and our ASCs to cancel or delay procedures.  Our physician partners may perform procedures at other facilities and are not required to use our surgery centers.  From time to time, we may have disputes with physicians who use or own interests in our surgery centers.  Our revenues and profitability would be adversely affected if a key physician or group of physicians stopped using or reduced their use of our surgery centers as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us.  In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.

If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected.  The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors.  In some of the markets in which we operate, there are shortages of physicians in our targeted specialties.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in our targeted specialities, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems that restrict the physicians who may treat certain patients or the facilities at which patients may be treated.  These restrictions may impact our surgery centers and the medical practices of our physician partners.  Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

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

Item 1A.   Risk Factors – (continued)

If we are unable to increase procedure volume at our existing centers, our operating margins and profitability could be adversely affected.  Our growth strategy includes increasing our revenues and earnings primarily by increasing the number of procedures performed at our surgery centers.    We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, increasing the capacity at our centers, promoting screening programs and increasing patient and physician awareness of our centers.  Procedure volume at our centers may be adversely impacted by economic conditions, high unemployment rates and other factors that may cause patients to delay or cancel procedures.   We can give you no assurances that we will be successful at increasing or maintaining procedure volumes, revenues and operating margins at our centers.

If we are unable to manage the growth in our business and integrate acquired businesses, our operating results could be adversely affected.  To accommodate our past and anticipated future growth, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce.  We can give you no assurances that our personnel, systems, procedures or controls will be adequate to support our operations in the future or that the costs and management attention related to the expansion of our operations and the integration of acquired businesses will not adversely affect our results of operations.

If we do not have sufficient capital resources to complete acquisitions and develop new surgery centers, our growth and results of operations could be adversely affected.  We will need capital to execute our growth strategy, and may finance future acquisition and development projects through debt or equity financings.  To the extent that we undertake these financings, our shareholders may experience ownership dilution.  To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business.  If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted.  Our credit agreement requires that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance with those covenants.  We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.

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

Our business may be adversely affected by current and future economic conditions.  Financial markets around the world have been experiencing extreme volatility in the prices of securities, severely diminished liquidity and credit availability, and other adverse events.  While these conditions did not impair our ability to finance our operations and our acquisition activities in 2011, we cannot assure you that there will not be further disruptions to financial markets or other adverse economic conditions that would have an adverse impact on us.  Adverse economic conditions could prompt the federal government to reduce reimbursement rates or make other changes in the Medicare program, result in the inability or refusal of the lenders under our credit agreements to lend additional monies to us to fund our operations or force persons with whom we have relationships to seek bankruptcy protection or cease operations.

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

Item 1A.   Risk Factors – (continued)

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.  The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations.  Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required.  Violations of the anti-kickback statute may result in substantial civil or criminal penalties and exclusion from participation in the Medicare and Medicaid programs.  Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.

HHS has published regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute.  Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the "surgery centers," "investment interest" and "personal services and management contracts" safe harbors. The structure of the limited partnerships and limited liability companies operating our surgery centers, as well as our various business arrangements involving physician group practices, does not satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.  In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.

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

Providers in the healthcare industry have been the subject of federal and state investigations, and we may become subject to investigations in the future.  Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, the federal False Claims Act permits private parties to bring "qui tam" whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

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

We are unable to predict the impact of the Health Reform Law, which represents significant change across the healthcare industry. The Health Reform Law represents significant change to the healthcare industry. As enacted, it will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending, reform certain aspects of health insurance, expand existing efforts to tie Medicare and Medicaid payments to performance and quality and strengthen fraud and abuse enforcement.  It is not clear at this time what all of the impacts of the Health Reform Law will be and what effect the legislation will have on ASCs or the healthcare industry as a whole. Implementation of the Health Reform Law could be delayed or even blocked due to court challenges and efforts to repeal or amend the law.  Although some courts have upheld the constitutionality of the Health Reform Law, other courts have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact.  The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012.  Based on the outcome of U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified.  In addition, repeal of the Health Reform Law continues to be a topic of political debate.

If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who are minority owners of the surgery centers.  A majority of our limited partnership and operating agreements provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that:

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

Item 1A.   Risk Factors – (continued)

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

We may be subject to liabilities for claims brought against our facilities.  We are subject to litigation related to our business practices, including claims and legal actions by patients and others in the ordinary course of business alleging malpractice, product liability or other legal theories.  See “Business – Legal Proceedings.”  These actions could involve large claims and significant defense costs.  If payments for claims exceed our insurance coverage or are not covered by insurance or our insurers fail to meet their obligations, our results of operations and financial position could be adversely affected.

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

We may write-off intangible assets, such as goodwill.  As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2011 contained an intangible asset designated as goodwill totaling approximately $1.2 billion.  Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.  On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The IRS may challenge tax deductions for certain acquired goodwill.  For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business after August 10, 1993 are deductible over a 15-year period. We have been claiming and continue to take tax deductions for goodwill obtained in our acquisition of assets of and ownership interests in ASCs.  In 1997, the IRS published proposed regulations that applied "anti-churning" rules to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. The anti-churning rules are designed to prevent taxpayers from converting existing goodwill for which a deduction would not have been allowable prior to 1993 into an asset that could be deducted over 15 years, such as by selling a business some of the value of which arose prior to 1993 to a related party. On January 25, 2000, the IRS issued final regulations that continue to call into question the deductibility of goodwill purchased in transactions structured similarly to some of our acquisitions. This uncertainty applies only to goodwill that arose in part prior to 1993, so the tax deductions we have taken with respect to interests acquired in surgery centers that were formed after August 10, 1993 are not affected. In response to these final regulations, in 2000 we changed our methods of acquiring interests in ASCs so as to comply with guidance found in the final regulations. There is a risk that the IRS could challenge tax deductions for pre-1993 goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and could subject us to interest and penalties.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 90,000 square feet of office space, which we lease from a third-party pursuant to an agreement that expires in 2014.  We have the option to renew our lease for two additional terms of five years following the expiration of the current term.  We also lease office space for our regional offices in Miami, Florida, Tempe, Arizona, Dallas, Texas and Wayne, Pennsylvania.  Our affiliated limited partnerships and limited liability companies generally lease space for their surgery centers.  Of the centers in operation at December 31, 2011, 228 leased space ranging from 1,000 to 24,000 square feet, with expected remaining lease terms ranging from one to 20 years.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market.  The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2010 and 2011, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2010:
High	$22.94	$23.30	$19.87	$21.68
Low	$20.00	$17.76	$16.35	$17.07

2011:
High	$25.60	$28.00	$27.96	$26.87
Low	$20.34	$24.32	$19.08	$21.31

At February 13, 2012, there were approximately 5,600 holders of our common stock, including 197 shareholders of record.  We have never declared or paid a cash dividend on our common stock.  We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  The declaration of dividends is within the discretion of our Board of Directors.

                Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

October 1, 2011 through
October 31, 2011	39,898 (2)	$22.50	-	$33,815,442 (1)
November 1, 2011 through
November 30, 2011	96,000	24.97	96,000	31,415,630
December 1, 2011 through
December 31, 2011	-	-	-	31,415,630

Total	135,898	$24.24	96,000	$31,415,630

(1)

On October 20, 2010, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period.

(2)

During October 2011, we repurchased 39,898 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the terms of the restricted stock agreements.

Item 6.   Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Earnings Data:
Revenues	$786,870	$703,439	$650,330	$578,158	$494,706
Operating expenses	545,035	476,654	431,614	375,895	323,039
Equity in earnings of unconsolidated affiliates	613	-	-	-	-

Operating income	242,448	226,785	218,716	202,263	171,667
Interest expense	15,347	13,486	7,773	9,920	9,495

Earnings from continuing operations before income taxes	227,101	213,299	210,943	192,343	162,172
Income tax expense	35,841	33,791	34,347	31,017	24,784

Net earnings from continuing operations	191,260	179,508	176,596	161,326	137,388
Discontinued operations:
Earnings from operations of discontinued interests
in surgery centers, net of income tax expense	397	3,720	5,456	6,373	11,203
(Loss) gain on disposal of discontinued interests in
surgery centers, net of income tax	(1,543)	(2,732)	(702)	(1,773)	1,712

Net (loss) earnings from discontinued operations	(1,146)	988	4,754	4,600	12,915

Net earnings	190,114	180,496	181,350	165,926	150,303
Less net earnings attributable to noncontrolling interests	140,117	130,671	129,202	118,880	106,128

Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$49,825	$52,148	$47,046	$44,175
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$51,199	$51,144	$50,741	$47,405	$37,789
Discontinued operations, net of tax	(1,202)	(1,319)	1,407	(359)	6,386
Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$49,825	$52,148	$47,046	$44,175

Basic earnings per common share:
Net earnings from continuing operations attributable
to AmSurg Corp. common shareholders	$1.68	$1.69	$1.66	$1.47	$1.20
Net earnings attributable to AmSurg Corp. common shareholders	$1.64	$1.65	$1.71	$1.49	$1.44
Diluted earnings per common share:
Net earnings from continuing operations attributable
to AmSurg Corp. common shareholders	$1.64	$1.67	$1.64	$1.45	$1.19
Net earnings attributable to AmSurg Corp. common shareholders	$1.60	$1.62	$1.69	$1.47	$1.42
Weighted average number of shares and share equivalents
outstanding:
Basic	30,452	30,255	30,576	31,503	30,619
Diluted	31,211	30,689	30,862	31,963	31,102

Operating and Other Financial Data:
Continuing centers at end of year	228	202	195	181	161
Procedures performed during year	1,388,556	1,267,587	1,205,523	1,070,695	914,211
Same-center revenue increase (decrease)	1%	(2%)	0%	3%	4%
Cash flows provided by operating activities	$243,423	$230,575	$232,584	$209,696	$182,916
Cash flows used in investing activities	(254,367)	(72,905)	(112,792)	(131,780)	(179,368)
Cash flows provided by (used in) financing activities	17,515	(152,900)	(121,963)	(76,321)	(6,322)

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,718	$34,147	$29,377	$31,548	$29,953
Working capital	109,561	89,393	80,161	85,497	83,792
Total assets	1,573,018	1,165,878	1,066,831	905,879	781,634
Long-term debt and other long-term liabilities	476,094	307,619	318,819	288,251	232,223
Non-redeemable and redeemable noncontrolling interests (1)	302,858	160,539	128,618	66,079	62,006
AmSurg Corp. shareholders’ equity	616,245	564,068	505,116	460,429	411,225

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of December 31, 2011, we operated 228 ASCs, of which we owned a majority interest (primarily 51% or greater) in 225 ASCs and a minority interest in three ASCs (one of which is consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2011, 2010 and 2009.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	2011	2010	2009

Procedures	1,388,556	1,267,587	1,205,523
Continuing centers in operation, end of year (consolidated)	226	202	195
Continuing centers in operation, end of year (unconsolidated)	2	-	-
Average number of continuing centers in operation, during year	212	198	186
New centers added during year	27	7	14
Centers discontinued during year	5	5	1
Centers under development, end of year	1	1	1
Centers under letter of intent, end of year	2	8	1

Of the continuing centers in operation at December 31, 2011, 146 centers performed gastrointestinal endoscopy procedures, 39 centers performed procedures in multiple specialties, 36 centers performed ophthalmology surgery procedures, and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  We expect our same-center revenue for 2012 to increase by 0% to 2%.  Our growth strategy also includes the acquisition and development of additional surgery centers, which on an annual basis would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions would occur in the latter part of 2012, and their contribution to our 2012 operating income would not be significant.

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

Sources of Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers.  This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians.  At certain of our centers, our revenues include charges for anesthesia services delivered by medical professionals employed or contracted by our centers.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients.  The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  We derived approximately 29%, 31% and 33% of our revenues in the years ended December 31, 2011, 2010 and 2009, respectively, from governmental healthcare programs, primarily Medicare and Medicare Advantage managed care plans, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Effective January 1, 2008, CMS revised the payment system for services provided in ASCs, and the phase-in of the revised rates was completed in 2011.  Under the revised payment system, ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or CPI.  The revised payment system resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprise approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures.  We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, an additional $0.07 in 2009, an additional $0.06 in 2010 and an additional $0.05 in 2011.

Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. The final reimbursement rates announced by CMS in November 2011 for 2012, reflect a 1.6% net increase, which we estimate will positively impact our 2012 revenue by approximately $5.0 million.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.

Pursuant to the Budget Control Act of 2011, or BCA, a bipartisan joint congressional committee was formed to identify deficit reductions of $1.2 trillion by November 23, 2011. Because the committee failed to propose a plan to cut the deficit by the deadline, the BCA requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs.  The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs.  We are unable to predict how these spending reductions will be structured or how they would impact the Company , what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.

 The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment, discussed above, that reduces payment updates to ASCs, effective since fiscal year 2011.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law, as enacted, expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies.  Medicare must now also cover these preventive services without cost-sharing, and, beginning in 2013, states that provide Medicaid coverage of these preventive services without cost-sharing will receive a one percentage point increase in their federal medical assistance percentage for these services.

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or eliminated or their impact could be offset by reductions in reimbursement under the Medicare program.  Numerous challenges to the Health Reform Law have been filed in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact.  The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012.  Based on the outcome of the U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified.  In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

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

CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or RAC, program.  RACs are private contractors that conduct post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services.  The Health Reform Law expands the RAC program’s scope to include Medicaid claims. A final rule released by CMS on September 14, 2011 required all states to implement Medicaid RAC programs by January 1, 2012.  In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments.  We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures.  In addition, CMS

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

established a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014.  Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. On April 18, 2011, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs.  HHS recommended a phase-in timeframe for implementation and described the initial steps to include a quality reporting program such as CMS is implementing this year.  The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as our wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances are eliminated.  We also have an ownership interest of less than 51% in three of our limited partnerships and LLC’s, one of which we consolidate as we have substantive participation rights and two of which we do not consolidate as we own 20% of each entity and our rights are limited to protective rights only.

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

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of our partnership and operating agreements to purchase the noncontrolling interests related to substantially all of our partnerships.  While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2011, and the occurrence of such regulatory changes is outside of our control.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

Center profits and losses are allocated to our partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests.  The partners of our center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax.  Each partner shares in the pre-tax earnings of the center in which it is a partner.  Accordingly, the earnings attributable to noncontrolling interests in each of our consolidated partnerships are generally determined on a pre-tax basis.  Total net earnings attributable to noncontrolling interests are presented after net earnings.  However, we consider the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which we must determine our tax expense.  In addition, distributions from the partnerships are made to both our wholly owned subsidiaries and the partners on a pre-tax basis.

Investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates in our consolidated balance sheets. Our share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.  We

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

monitor each investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and record a reduction in carrying value when necessary.

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

Allowance for Contractual Adjustments and Bad Debt Expense.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  In addition, we must estimate allowances for bad debt expense using similar information and analysis.  These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized.  Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing.  In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors.  Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.  While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated.  During the years ended December 31, 2011, 2010 and 2009, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods.  At December 31, 2011 and 2010, net accounts receivable reflected allowances for contractual adjustments of $159.2 million and $118.5 million, respectively, and allowances for bad debt expense of $22.7 million and $13.1 million, respectively.  The increase in our contractual allowance and allowances for bad debt expense is primarily related to allowances established for new centers acquired and increases in standard rates at existing centers during 2011.  At December 31, 2011 and 2010, we had 35 and 31 days outstanding, respectively, reflected in our gross accounts receivable.  The increase in our days outstanding is primarily due to the addition of multi-specialty centers, which typically experience slightly longer collection cycles than do single specialty centers.

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

Goodwill.  We evaluate goodwill for impairment at least on an annual basis.  Impairment of carrying value will also be evaluated more frequently if certain indicators are encountered.  Goodwill is required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  We have determined that we have one operating, as well as one reportable, segment.  For impairment testing purposes, our centers each qualify as components of that operating segment.  Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit.  We completed our annual impairment test as required as of December 31, 2011, and have determined that it is not necessary to recognize impairment in our goodwill.

Results of Operations

Our revenues are directly related to the number of procedures performed at our surgery centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers.  We increase our number of surgery centers through both acquisitions and developments.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2011 same-center group, comprised of 195 centers and constituting approximately 86% of our total number of centers, had 1% revenue growth during the year ended December 31, 2011.  Our same-center group in 2012 will be comprised of 202 centers, which constitutes approximately 89% of our total number of centers.  We expect flat to a 2% increase in our same-center revenue for 2012, which reflects positive rate adjustments from CMS in 2012 versus negative rate adjustments experienced in prior years.

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

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.  We refinanced our revolving credit facility in May 2010 and further amended it in April and August 2011, which resulted in the payment of additional fees during both 2010 and 2011 over 2009 and has increased our interest expense year to date as compared to prior periods as a result of a combination of  higher interest rates and increased borrowings under our new credit facilities.  See “–  Liquidity and Capital Resources.”

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.9	30.1	30.1
Supply cost	13.2	13.1	12.2
Other operating expenses	21.9	21.1	20.7
Depreciation and amortization	3.3	3.5	3.4

Total operating expenses	69.3	67.8	66.4

Equity in earnings of unconsolidated affiliates	0.1	-	-

Operating income	30.8	32.2	33.6

Interest expense	1.9	1.9	1.2

Earnings from continuing operations before income taxes	28.9	30.3	32.4

Income tax expense	4.6	4.8	5.2

Net earnings from continuing operations, net of income tax	24.3	25.5	27.2

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax expense	0.1	0.5	0.8
Loss on disposal of discontinued interests in surgery centers, net of
income tax benefit	(0.2)	(0.3)	(0.1)

Net (loss) earnings from discontinued operations	(0.1)	0.2	0.7

Net earnings	24.2	25.7	27.9

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.8	18.3	19.4
Net earnings from discontinued operations	-	0.3	0.5

Total net earnings attributable to noncontrolling interests	17.8	18.6	19.9

Net earnings attributable to AmSurg Corp. common shareholders	6.4%	7.1%	8.0%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.5%	7.3%	7.8%
Discontinued operations, net of income tax	(0.1)	(0.2)	0.2

Net earnings attributable to AmSurg Corp. common shareholders	6.4%	7.1%	8.0%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The number of procedures performed in our ASCs increased by 120,969, or 10%, to 1,388,556 in 2011 from 1,267,587 in 2010.  Revenues increased $83.4 million, or 12%, to $786.9 million in 2011 from $703.4 million in 2010.  The increase in procedure and revenue growth resulted primarily from:

•         centers acquired in 2011, which generated $58.7 million in revenues during the year ended December 31, 2011;

•         centers acquired or opened in 2010, which contributed $18.4 million of additional revenues during the year ended December 31, 2011 due to having a full period of operations in 2011; and

•         $5.1 million of revenue growth for the year ended December 31, 2011, recognized by our 2011 same-center group, reflecting a 1% increase, primarily as a result of procedure growth.

Salaries and benefits increased in total by 15% to $243.1 million in 2011, from $211.8 million in 2010.  Salaries and benefits as a percentage of revenues increased by 70 basis points in the year ended December 31, 2011, compared to December 31, 2010, primarily due to the impact of low revenue growth within our same center group and increases in center and corporate salaries and benefits.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 13% increase in salaries and benefits at our surgery centers during the year ended December 31, 2011.  Furthermore, we experienced a 23% increase in salaries and benefits at our corporate offices during 2011 over

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

2010 due to higher bonus expense in 2011 as compared to 2010, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Supply cost was $104.0 million in 2011, an increase of $12.3 million, or 13%, over supply cost in 2010.  This increase was primarily the result of additional procedure volume.  Our average supply cost per procedure increased by 3% in 2011.  This increase is a result of the additional multi-speciality centers acquired from National Surgical Care, Inc., or NSC.  Multi-specialty centers generally have higher supply cost per procedure than single specialty centers.

Other operating expenses increased $23.6 million, or 16%, to $171.8 million during 2011, from $148.2 million in 2010.  The additional expense in the 2011 period, net of certain offsets, resulted primarily from:

•         centers acquired during 2011, which resulted in an increase of approximately $13.5 million in other operating expenses;

•         an increase of $5.2 million in other operating expenses at our 2011 same-center group resulting primarily from general inflationary cost increases;

•         transaction related costs associated with the NSC transaction of approximately $3.5 million for 2011; and

•         centers acquired or opened during 2010, which resulted in an increase of $2.6 million in other operating expenses during 2011.

Depreciation and amortization increased $1.2 million, or 5%, in 2011 over 2010, primarily as a result of centers acquired during 2010 and 2011.

We anticipate further increases in operating expenses in 2012, primarily due to additional acquired centers and an additional start-up center currently under development.  Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens.  At December 31, 2011, we had one center under development.

Interest expense increased $1.9 million, or 14%, to $15.3 million in 2011 from $13.5 million during 2010 due to the refinancing of our revolving credit facility in May 2010, which resulted in a higher interest rate, which we experienced for the full year of 2011 and due to increased borrowings related to the NSC transaction.   See “— Liquidity and Capital Resources.”

We recognized income tax expense of $35.8 million in  2011 compared to $33.8 million in 2010.  Our effective tax rate in 2011 was 15.8% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During 2011, we classified five additional surgery centers in discontinued operations, of which three centers were sold and two centers were closed during the year.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities, with the exception of one center acquired from NSC that was sold upon the exercise of a change in control provision by the non-controlling partners of the center. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax loss on the disposition of discontinued interests in surgery centers of $1.5 million during 2011 and an after-tax loss on disposition of discontinued interests in surgery centers of $2.7 million in 2010.  The net earnings derived from the operations of the discontinued surgery centers was $397,000 during the year ended December 31, 2011 and was $3.7 million during the year ended December 31, 2010.

Noncontrolling interests in net earnings for 2011 increased $9.4 million, or 7%, from 2010, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.8% from 18.6% during 2011 as a result of reduced center profit margins caused by lower same-center revenue growth and a higher ownership percentage in recently acquired centers.  The net earnings from discontinued operations attributable to noncontrolling interests were $56,000 and $2.3 million during the years ended December 31, 2011 and 2010, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The number of procedures performed in our ASCs increased by 62,064, or 5%, to 1,267,587 in 2010 from 1,205,523 in 2009. Revenues increased $53.1 million, or 8%, to $703.4 million in 2010 from $650.3 million in 2009.  The additional revenue growth over procedure growth was primarily due to a higher level of acuity of procedure mix due to the type of centers acquired in 2009 and 2010.  Our same-center revenue declined approximately 2% during 2010, primarily due to the adverse economic conditions and high unemployment, which we believe resulted in reduced patient visits and surgical procedures.  The increase in procedure and revenue growth is attributable to the additional centers acquired in 2009 and 2010 as follows:

•         centers acquired or opened in 2009, which contributed $43.3 million of additional revenues due to having a full period of operations in 2010; and

•         centers acquired and opened in 2010, which generated $17.4 million in revenues.

Salaries and benefits increased by 8% to $211.8 million in 2010 from $196.0 million in 2009.  Salaries and benefits as a percentage of revenues were 30.1% in both periods.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 10%

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

increase in salaries and benefits at our surgery centers in 2010.  However, we experienced a 1% decrease in salaries and benefits at our corporate offices during 2010 over 2009, primarily due to lower bonus expense.

Supply cost was $91.7 million in 2010, an increase of $12.7 million, or 16%, over supply cost in 2009.  This increase was primarily the result of additional procedure volume.  Our average supply cost per procedure in 2010 increased by approximately $7.  This increase was related to greater use of premium cataract lenses at our ophthalmology centers, the migration from reusable to disposable supplies, the temporary increase in certain drug costs at our gastroenterology centers, and procedures with greater acuity performed at our multi-specialty centers, which had a higher weighted average supply cost.

Other operating expenses increased $13.9 million, or 10%, to $148.2 million in 2010 from $134.3 million in 2009.  The additional expense in the 2010 period resulted primarily from:

•         centers acquired or opened during 2009, which resulted in an increase of $6.9 million in other operating expenses;

•         an increase of $2.3 million in other operating expenses at our 2010 same-center group resulting primarily from general inflationary cost increases and additional procedure volume; and

•         centers acquired or opened during 2010, which resulted in an increase of $2.6 million in other operating expenses.

Depreciation and amortization expense increased $2.6 million, or 12%, in 2010 from 2009, primarily as a result of centers acquired in 2009 now having a full year of operations.  In addition, the Company recorded additional depreciation expense of approximately $1.1 million associated with the acceleration of scheduled leasehold improvement depreciation at a center that was relocated in 2011, prior to the expiration of its original expected lease term.

Interest expense increased $5.7 million, or 74%, to $13.5 million in 2010 from $7.8 million in 2009.  The refinancing of our revolving credit facility in May 2010, resulted in an increase in interest expense of approximately $5.5 million due to higher interest rates under our new credit agreements and the write-off of remaining unamortized deferred financing costs.

We recognized income tax expense of $33.8 million in 2010 compared to $34.3 million in 2009.  Our effective tax rate in 2010 was 15.8% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests share of pre-tax earnings and the impact of state income taxes.

During 2010, we sold our interest in one surgery center and classified five additional surgery centers as discontinued in 2010, following management’s assessment of limited growth opportunities at these centers.  In 2009, we disposed of our interests in one surgery center, and classified one surgery center as discontinued.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax loss on the disposition of discontinued interests in surgery centers of $2.7 million during 2010 and an after tax loss for the disposition of discontinued interests in surgery centers of $702,000 in 2009.  The net earnings derived from the operations of the discontinued surgery centers was $3.7 million for 2010 and $5.5 million for 2009.

Net earnings from continuing operations attributable to noncontrolling interests in 2010 increased $2.5 million, or 2%, to $128.4 million from the comparable 2009 period, primarily as a result of net earnings associated with surgery centers recently added to operations.  As a percentage of revenues, net earnings attributable to noncontrolling interests decreased to 18.6% in 2010 from 19.9% during the 2009 period as a result of reduced center profit margins caused by lower same-center revenue.  The net earnings from discontinued operations attributable to noncontrolling interests were $2.3 million and $3.3 million in 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2011 and 2010 were $40.7 million and $34.1 million, respectively.  At December 31, 2011, we had working capital of $109.6 million, compared to $89.4 million at December 31, 2010.  Operating activities for 2011 generated $243.4 million in cash flow from operations compared to $230.6 million in 2010.  The increase in operating cash flow resulted primarily from lower tax payments in 2011 as compared to 2010.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly owned subsidiaries, as well as to the other partners, which the centers are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the years ended December 31, 2011 and 2010, were $138.7 million and $132.1 million, respectively.  Distributions to noncontrolling interests increased $6.6 million, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At December 31, 2011 and 2010, our accounts receivable represented 35 and 31 days of revenue outstanding, respectively.  The increase in our days outstanding is primarily due to the addition of multi-specialty centers, which typically experience slightly longer collection cycles than do single specialty centers.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

During 2011, we had total acquisitions and capital expenditures of $261.4 million, which included:

•   $239.2 million for acquisitions of interests in ASCs and related transactions;

•   $21.3 million for new or replacement property at existing centers, including $466,000 in new capital leases; and

•   $1.4 million for centers under development.

On September 1, 2011, we closed the NSC transaction.  We paid approximately $134.7 million in cash, which included an estimate of working capital and NSC’s interest in the cash in the bank at each of the acquired centers as of the transaction date.  The amount paid is included within our total acquisition and capital expenditures discussed above.  As a condition of closing, $3.5 million of the purchase price was held in an escrow account to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by us within one year of the transaction date. We agreed to pay as additional consideration, an amount up to $7.5 million based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  We expect the settlement of this contingency to occur in the first quarter of 2013.  For the year ended, December 31, 2011, we incurred approximately $3.5 million in transaction related costs.

As of December 31, 2011, the Company had a purchase price payable of $5.2 million, of which $3.5 million related to NSC and $1.7 million related to a recent surgery center acquisition.  Substantially all of the purchase price payable due to NSC is contingent on the acquired NSC centers achieving certain targets during 2012 and is not expected to be paid until 2013.

During 2011, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $4.3 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners. During 2011, we received $41,000 in capital contributions by our partners.

We received approximately $7.0 million in cash from the sale of our interests in three surgery centers during the year ended December 31, 2011.  Cash from the sales was used to repay long-term debt.

In contemplation of the NSC transaction, we exercised the accordion feature on our revolving credit facility, increasing our borrowing capacity from $375.0 million to $450.0 million.  This amendment to our revolving credit facility decreased the interest rate spreads to, at our option, the base rate plus 0.75% to 1.75%, or LIBOR plus 1.75% to 2.75%, or a combination thereof; and provides for a fee of 0.20% to 0.50% of unused commitments.  Borrowings under the revolving credit agreement mature in April 2016 and are secured primarily by a pledge of our ownership interests in our wholly owned subsidiaries and our ownership interests in the limited partnerships and limited liability companies.

During 2011, we had net borrowings on long-term debt of $159.8 million, and at December 31, 2011 we had $351.0 million outstanding under our revolving credit agreement and $75.0 million of senior secured notes outstanding.  At December 31, 2011, we were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.

During the year ended December 31, 2011, we received approximately $6.9 million from the exercise of options under our employee stock option plans.  The tax benefit received from the exercise of those options was approximately $977,000.

In October 2010, our board of directors authorized a stock repurchase program for up to $40.0 million of our outstanding common stock to be purchased over the following 18 months.  We intend to fund the purchase price for shares acquired under the plan using primarily cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During the year ended December 31, 2011, we repurchased 344,100 shares for $8.6 million in order to mitigate the dilutive effect of shares issued pursuant to our stock incentive plans.  In addition, we repurchased approximately 62,700 shares for $1.4 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

Subsequent to December 31, 2011, we acquired a controlling interest in a surgery center for approximately $3.2 million which was funded by borrowings under our revolving credit facility. Upon acquisition, the operations of this center were merged into an existing center.

In November 2011, we entered into an agreement to purchase a controlling interest in one center for approximately $4.7 million.  The consummation of the acquisition is contingent upon the satisfaction of closing conditions customary for transactions of this type.  We expect to close this transaction in the first quarter of 2012, which will be funded through a combination of operating cash flow and borrowings under our revolving credit facility.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following schedule summarizes all of our contractual obligations by period as of December 31, 2011 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$512,839	$22,935	$54,592	$392,772	$42,540
Capital lease obligations, including interest	17,198	3,448	2,993	1,910	8,847
Operating leases, including renewal option periods (2)	509,781	41,954	82,206	79,116	306,505
Construction in progress commitments	4,307	4,307	-	-	-
Liability for unrecognized tax benefits	8,356	-	8,356	-	-
Other long-term obligations (3)	5,236	2,136	3,100	-	-
Purchase commitment	4,732	4,732	-	-	-

Total contractual cash obligations	$1,062,449	$79,512	$151,247	$473,798	$357,892

(1)

Our long-term debt may increase based on future acquisition activity.  We will use our operating cash flow to repay existing long-term debt under our revolving credit and note agreements prior to or on its maturity date.

(2)

Operating lease obligations do not include common area maintenance, or CAM, insurance or tax payments for which the Company is also obligated.  Total expense related to CAM, insurance and taxes for the 2011 fiscal year was approximately $5.8 million.

(3)	Other long-term obligations consist of purchase price commitments that were contingent upon certain events.

In addition, as of February 24, 2012, we had available under our revolving credit agreement $112.0 million for acquisition borrowings.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification 220, "Presentation of Comprehensive Income." This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update, or ASU, impacts presentation only and will have no effect on our consolidated financial condition, results of operations or cash flows. In December 2011, the FASB issued ASU 2011-12, which is an update to the amendment issued in June. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011.  We have evaluated ASU 2011-07 and have determined that the requirements of this ASU are not applicable to us as the ultimate collection of our patient service revenue is generally determinable at the time of service, and therefore, the ASU will not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is applicable to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by us effective January 1, 2012.  The adoption of this ASU is not expected to impact our consolidated financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2011, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.1 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2012.

During May 2010, we refinanced our revolving credit facility, which was further amended during 2011, and entered into a private placement debt arrangement, which both have resulted in additional fees and interest rate spreads in 2011 versus 2010.

The table below provides information as of December 31, 2011 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011

Fixed rate	$8,640	$11,815	$13,852	$11,305	$11,241	$44,335	$101,188	$105,302
Average interest
rate	4.9%	5.3%	5.8%	6.0%	6.0%

Variable rate	$2,160	$1,656	$757	$631	$351,578	$793	$357,575	$357,575
Average interest
rate	2.8%	2.7%	3.1%	2.8%	2.4%

The difference in maturities of long-term obligations and overall increase in total borrowings from 2010 to 2011 principally resulted from the refinancing of our revolving credit facility, our senior secured notes, and our borrowings associated with acquisitions of surgery centers.  The average interest rates on these borrowings at December 31, 2011 remained consistent as compared to December 31, 2010.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 24, 2012

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010

Assets

Current assets:
Cash and cash equivalents	$40,718	$34,147
Accounts receivable, net of allowance of $18,844 and $13,070, respectively	93,454	67,617
Supplies inventory	15,039	10,157
Deferred income taxes	2,129	1,509
Prepaid and other current assets	21,875	18,660
Current assets held for sale	-	866

Total current assets	173,215	132,956

Property and equipment, net	144,558	119,167
Investments in unconsolidated affiliates	10,522	-
Goodwill	1,229,298	894,497
Intangible assets, net	15,425	11,361
Long-term assets held for sale	-	7,897

Total assets	$1,573,018	$1,165,878

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$10,800	$6,648
Accounts payable	19,746	15,291
Current income taxes payable	1,796	-
Accrued salaries and benefits	22,224	17,952
Other accrued liabilities	9,088	3,136
Current liabilities held for sale	-	536

Total current liabilities	63,654	43,563

Long-term debt	447,963	283,215
Deferred income taxes	114,167	90,089
Other long-term liabilities	28,131	24,404
Commitments and contingencies
Noncontrolling interests – redeemable	170,636	147,740
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,283,772 and 31,039,770
shares outstanding, respectively	173,187	171,522
Retained earnings	443,058	393,061
Accumulated other comprehensive loss, net of income taxes	-	(515)

Total AmSurg Corp. equity	616,245	564,068
Noncontrolling interests – non-redeemable	132,222	12,799

Total equity	748,467	576,867

Total liabilities and equity	$1,573,018	$1,165,878

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Earnings

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except earnings per share)

	2011	2010	2009

Revenues	$786,870	$703,439	$650,330

Operating expenses:
Salaries and benefits	243,094	211,809	195,960
Supply cost	104,007	91,730	79,029
Other operating expenses	171,759	148,187	134,272
Depreciation and amortization	26,175	24,928	22,353

Total operating expenses	545,035	476,654	431,614

Equity in earnings of unconsolidated affiliates	613	-	-

Operating income	242,448	226,785	218,716

Interest expense	15,347	13,486	7,773

Earnings from continuing operations before income taxes	227,101	213,299	210,943

Income tax expense	35,841	33,791	34,347

Net earnings from continuing operations	191,260	179,508	176,596

Discontinued operations:
Earnings from operations of discontinued interests in surgery
centers, net of income tax	397	3,720	5,456
Loss on disposal of discontinued interests in surgery centers, net of income tax	(1,543)	(2,732)	(702)

Net (loss) earnings from discontinued operations	(1,146)	988	4,754

Net earnings	190,114	180,496	181,350

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	140,061	128,364	125,855
Net earnings from discontinued operations	56	2,307	3,347

Total net earnings attributable to noncontrolling interests	140,117	130,671	129,202

Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$49,825	$52,148

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$51,199	$51,144	$50,741
Discontinued operations, net of income tax	(1,202)	(1,319)	1,407

Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$49,825	$52,148

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp.
common shareholders	$1.68	$1.69	$1.66
Net (loss) earnings from discontinued operations attributable to AmSurg
Corp. common shareholders	(0.04)	(0.04)	0.05

Net earnings attributable to AmSurg Corp. common shareholders	$1.64	$1.65	$1.71

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp.
common shareholders	$1.64	$1.67	$1.64
Net (loss) earnings from discontinued operations attributable to AmSurg
Corp. common shareholders	(0.04)	(0.04)	0.05

Net earnings attributable to AmSurg Corp. common shareholders	$1.60	$1.62	$1.69

Weighted average number of shares and share equivalents outstanding:
Basic	30,452	30,255	30,576
Diluted	31,211	30,689	30,862

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009

Net earnings	$190,114	$180,496	$181,350

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	515	1,334	1,002

Comprehensive income, net of income tax	190,629	181,830	182,352

Less comprehensive income attributable to noncontrolling interests	140,117	130,671	129,202

Comprehensive income attributable to AmSurg Corp.
common shareholders	$50,512	$51,159	$53,150

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at January 1, 2009	31,342	$172,192	$291,088	$(2,851)	$2,877	$463,306	$63,202
Issuance of restricted common stock	162	-	-	-	-	-	-
Cancellation of restricted
common stock	(14)	(26)	-	-	-	(26)	-
Stock options exercised	15	201	-	-	-	201	-
Stock repurchased	(831)	(12,587)	-	-	-	(12,587)	-
Share-based compensation	-	4,068	-	-	-	4,068	-
Tax benefit related to exercise
of stock options	-	2	-	-	-	2	-
Net earnings	-	-	52,148	-	4,065	56,213	125,137	$181,350
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(3,848)	(3,848)	(126,797)
Sale of noncontrolling interest	-	(121)	-	-	-	(121)	947
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	2,161	2,161	60,874
Gain on interest rate swap, net of
income tax expense of $646	-	-	-	1,002	-	1,002	-

Balance at December 31, 2009	30,674	163,729	343,236	(1,849)	5,255	510,371	123,363
Issuance of restricted common stock	233	-	-	-	-	-	-
Cancellation of restricted common stock	(25)	(15)	-	-	-	(15)	-
Stock options exercised	158	2,583	-	-	-	2,583	-
Share-based compensation	-	4,869	-	-	-	4,869	-
Tax benefit related to exercise
of stock options	-	71	-	-	-	71	-
Net earnings	-	-	49,825	-	4,546	54,371	126,125	$180,496
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(4,844)	(4,844)	(127,193)
Purchase of noncontrolling interest	-	893	-	-	(137)	756	(1,046)
Sale of noncontrolling interest	-	(608)	-	-	434	(174)	614
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	-	7,545	7,545	25,877
Gain on interest rate swap, net of
income tax expense of $860	-	-	-	1,334	-	1,334	-

Balance at December 31, 2010	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity – (continued)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2010	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	277	-	-	-	-	-	-
Cancellation of restricted common stock	(1)	(9)	-	-	-	(9)	-
Stock options exercised	374	6,872	-	-	-	6,872	-
Stock repurchased	(406)	(10,007)				(10,007)
Share-based compensation	-	6,178	-	-	-	6,178	-
Tax benefit related to exercise
of stock options	-	649	-	-	-	649	-
Net earnings	-	-	49,997	-	10,181	60,178	129,936	$190,114
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(9,502)	(9,502)	(129,979)
Purchase of noncontrolling interest	-	195	-	-	(817)	(622)	(788)
Sale of noncontrolling interest	-	(1,702)	-	-	439	(1,263)	1,771
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	122,276	122,276	21,390
Disposals and other
transactions impacting
noncontrolling interests	-	(511)	-	-	(3,154)	(3,665)	566
Gain on interest rate swap, net of
income tax expense of $332	-	-	-	515	-	515	-

Balance at December 31, 2011	31,284	$173,187	$443,058	$-	$132,222	$748,467	$170,636

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009

Cash flows from operating activities:
Net earnings	$190,114	$180,496	$181,350
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	26,175	24,928	22,353
Net (gain) loss on sale of long-lived assets	(1,518)	4,243	455
Share-based compensation	6,178	4,869	4,068
Excess tax benefit from share-based compensation	(977)	(200)	(32)
Deferred income taxes	23,623	18,247	14,703
Equity in earnings of unconsolidated affiliates	(613)	-	-
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(2,122)	713	1,494
Supplies inventory	168	(541)	(60)
Prepaid and other current assets	838	(3,364)	(733)
Accounts payable	(2,205)	(220)	1,289
Accrued expenses and other liabilities	2,329	168	6,666
Other, net	1,433	1,236	1,031

Net cash flows provided by operating activities	243,423	230,575	232,584

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(239,223)	(53,690)	(95,826)
Acquisition of property and equipment	(22,170)	(19,275)	(19,930)
Proceeds from sale of interests in surgery centers	7,026	60	1,298
Repayment of notes receivable	-	-	1,666

Net cash flows used in investing activities	(254,367)	(72,905)	(112,792)

Cash flows from financing activities:
Proceeds from long-term borrowings	288,869	176,619	137,178
Repayment on long-term borrowings	(129,107)	(195,960)	(116,951)
Distributions to noncontrolling interests	(138,724)	(132,110)	(130,855)
Proceeds from issuance of common stock upon exercise of stock options	6,872	2,583	201
Repurchase of common stock	(10,007)	-	(12,587)
Capital contributions and ownership transactions by noncontrolling interests	660	224	1,036
Excess tax benefit from share-based compensation	977	200	32
Financing cost incurred	(2,025)	(4,456)	(17)

Net cash flows provided by (used in) financing activities	17,515	(152,900)	(121,963)

Net increase (decrease) in cash and cash equivalents	6,571	4,770	(2,171)
Cash and cash equivalents, beginning of period	34,147	29,377	31,548

Cash and cash equivalents, end of period	$40,718	$34,147	$29,377

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

a.     Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers.  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company does have an ownership interest of less than 51% in three of its limited partnerships and LLC’s, one of which it consolidates as the Company has substantive participation rights, and two of which it does not consolidate, as the Company owns 20% of each entity and the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 14, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2011, the occurrence of such regulatory changes is outside the control of the Company.  As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

d.     Prepaid and Other Current Assets

At December 31, 2011, prepaid and other current assets were comprised of short-term investments of $6,516,000, other prepaid expenses of $5,674,000, prepaid insurance expense of $4,185,000, other current receivables of $4,394,000 and other current assets of $1,106,000.  At December 31, 2010, prepaid and other current assets were comprised of short-term investments of $6,450,000, other prepaid expenses of $4,386,000, prepaid insurance expense of $3,402,000, other current receivables of $2,063,000, current income tax receivable of $1,555,000 and other current assets of $804,000.

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

f.      Goodwill

The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered.  Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  The Company has determined that it has one operating, as well as one reportable, segment.  For impairment testing purposes, the centers qualify as components of that operating segment.  Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit.  The Company completed its annual impairment test as of December 31, 2011, and determined that goodwill was not impaired.

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

h.     Other Long-Term Liabilities

At December 31, 2011, other long-term liabilities are comprised of deferred rent of $10,255,000, tax-effected unrecognized benefits of $8,356,000 (see note 1(k)), purchase price obligation of $5,236,000, unfavorable lease liability of $4,084,000 and other long-term liabilities of $200,000.  At December 31, 2010, other long-term liabilities are comprised of deferred rent of $8,555,000, tax-effected unrecognized benefits of $8,434,000 (see note 1(k)), purchase price obligation of $3,895,000, unfavorable lease liability of $2,581,000, negative fair value of our interest rate swap of $902,000 and other long-term liabilities of $37,000.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the years ended December 31, 2011, 2010 and 2009, the Company derived approximately 29%, 31% and 33%, respectively, of its revenues from government healthcare programs, primarily Medicare, and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

j.      Operating Expenses

Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers.  Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense.  Bad debt expense was approximately $18,449,000, $16,945,000 and $16,781,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2008.

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

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increasing its financing cash flows by $977,000, $200,000 and $32,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at December 31, 2011 and 2010 reflect allowances for contractual adjustments of $136,265,000 and $118,503,000, respectively, and allowance for bad debt expense of $18,844,000 and $13,070,000, respectively.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

o.     Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB ") amended Accounting Standards Codification ("ASC") 220, "Presentation of Comprehensive Income." This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update ("ASU") impacts presentation only and will have no effect on the Company’s consolidated financial condition, results of operations or cash flows. In December 2011, the FASB issued ASU 2011-12, which is an update to the amendment issued in June. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011.  The Company has evaluated ASU 2011-07 and has determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenue is generally determinable at the time of service, and therefore, the ASU will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is applicable to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by the Company effective January 1, 2012.  The adoption of this ASU is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

p.     Reclassifications

Certain prior year amounts have been reclassified to reflect the impact of additional discontinued operations as further discussed in note 3.

2.  Acquisitions

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

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  During 2011 and 2010, the Company, through a wholly owned subsidiary, acquired a controlling interest in 24 centers and seven centers, respectively.  In addition, the Company acquired a non-controlling interest in two centers during 2011.  The Company acquired its interest in nine centers in separate transactions during 2011, and acquired 17 centers, including the less than majority owned centers, from National Surgical Care, Inc. (“NSC”) in one transaction on September 1, 2011.

The aggregate amount paid for the acquisitions during 2011 and 2010 was approximately $239,223,000 and $53,690,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit agreement.  In addition, the Company had purchase price payables at December 31, 2011 and 2010 of approximately $5,236,000 and $3,895,000, respectively, which was reflected as other long-term liabilities in the balance sheet.  The purchase price of the NSC centers was $135,000,000,  plus cash for the amount of working capital as of the transaction date in excess of the targeted working capital, as defined in the purchase agreement, plus cash for NSC’s interest in the acquired cash in the bank as of the transaction date.  The Company withheld $1,700,000 of the purchase price at close due to the anticipated exercise by the non-controlling partners at one of the acquired centers of their right to purchase the remaining interest upon a change of control of the center, which was exercised on November 1, 2011.  The Company has agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition to the $1,700,000 of the purchase price withheld, $3,500,000 of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date.  In conjunction with the transaction, the Company engaged a third party valuation firm to obtain assistance in establishing the fair value of certain assets and liabilities including certain tangible and intangible assets of the NSC centers and the contingent purchase price payable related to the additional

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

consideration.  As of December 31, 2011, the Company’s assessment related to the fair value of these items and correlating purchase price allocation were finalized resulting in certain adjustments to the opening balance sheet.  The majority of the post acquisition adjustments are a result of the completion of the Company’s fair value assessment which include the following: the recording of an additional $4,900,000 of property and equipment, the establishment of a $3,100,000 contingent purchase price payable in association with the potential additional consideration due to NSC and the establishment of a $1,930,000 unfavorable lease liability.

The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2011 and 2010, including post acquisition date adjustments recorded to finalize purchase price allocations, are as follows (in thousands):

	Acquired
	NSC	Individual	Individual
	Centers	Acquisitions	Acquisitions
	2011		2010

Accounts receivable	$16,032	$7,837	$2,471
Supplies inventory, prepaid and other current assets	5,744	1,888	1,072
Investment in unconsolidated subsidiaries	10,710	-	-
Property and equipment	18,208	8,350	4,291
Goodwill	167,865	169,777	86,852
Other intangible assets	268	1,750	-
Accounts payable	(2,612)	(2,665)	(946)
Other accrued liabilities	(5,233)	(415)	(198)
Long-term debt	(2,900)	(5,698)	(2,410)
Other long-term liabilities	(1,895)	-	-

Total fair value	206,187	180,824	91,132
Less: Fair value attributable to noncontrolling interests	70,502	72,050	33,547

Acquisition date fair value of total consideration transferred	$135,685	$108,774	$57,585

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  During 2011 and 2010, respectively, approximately $212,576,000 and $55,400,000 of goodwill recorded was deductible for tax purposes. Goodwill deductible for tax purposes associated with the acquisition of NSC centers was approximately $110,000,000 for the year ended December 31, 2011. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $3,783,000 and $248,000 in acquisition related costs during 2011 and 2010, respectively.  The increase in transaction costs for the year ended December 31, 2011 are primarily due to the acquisition of the NSC centers.

Revenues and net earnings included in the years ended December 31, 2011 and 2010 associated with these acquisitions are as follows (in thousands):

	Acquired
	NSC	Individual	Individual
	Centers	Acquisitions	Acquisitions
	2011		2010

Revenues	$35,130	$23,534	$17,397

Net earnings	4,982	7,251	5,358
Less: Net earnings attributable to noncontrolling interests	3,193	4,213	2,708

Net earnings attributable to AmSurg Corp. common shareholders	$1,789	$3,038	$2,650

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the years ended December 31, 2011 and 2010, assuming all 2011 and 2010 acquisitions had been consummated on January 1, 2010, are as follows (in thousands, except per share data):

	2011	2010

Revenues	$902,209	$932,502
Net earnings	212,612	219,435
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	58,117	64,792
Net earnings	57,010	63,473
Net earnings from continuing operations per common share:
Basic	$1.91	$2.14
Diluted	$1.86	$2.11
Net earnings:
Basic	$1.87	$2.10
Diluted	$1.83	$2.07
Weighted average number of shares and share equivalents:
Basic	30,452	30,255
Diluted	31,211	30,689

3.  Dispositions

The Company initiated the dispositions of certain of its centers primarily due to management’s assessment of the limited growth opportunities at these centers and as a result of certain market driven strategies.  Results of operations of the centers discontinued for the years ended December 31, 2011, 2010 and 2009, are as follows (in thousands):

	2011	2010	2009

Cash proceeds from disposal	$7,026	$60	$400
Net (loss) earnings from discontinued operations	(1,146)	988	4,754
Discontinued operations, net of income tax, attributable to AmSurg Corp.	(1,202)	(1,319)	1,407

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued surgery centers for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

Revenues	$4,019	$17,268	$20,136
Earnings before income taxes	484	4,646	6,836
Net earnings	397	3,720	5,456

4.  Property and Equipment

Property and equipment at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Building and improvements	$126,537	$106,678
Movable equipment, software and software development costs	182,254	154,317
Construction in progress	4,824	8,154

	313,615	269,149
Less accumulated depreciation	(169,057)	(149,982)

Property and equipment, net	$144,558	$119,167

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The Company capitalized interest in the amount of $85,000, $54,000 and $66,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the Company and its partnerships had unfunded construction and equipment purchases of approximately $4,307,000 in order to complete construction in progress.  Depreciation expense for continuing and discontinued operations for the years ended December 31, 2011, 2010 and 2009 was $26,068,000, $25,279,000 and $22,784,000, respectively.

5.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Balance, beginning of period	$894,497	$813,876
Goodwill acquired, including post acquisition adjustments	344,089	86,539
Disposals	(9,288)	(5,918)

Balance, end of period	$1,229,298	$894,497

Amortizable intangible assets at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011			2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$6,541	$(1,838)	$4,703	$4,516	$(567)	$3,949
Agreements, contracts and other intangible assets	3,448	(2,026)	1,422	3,180	(1,818)	1,362

Total amortizable intangible assets	$9,989	$(3,864)	$6,125	$7,696	$(2,385)	$5,311

Amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $1,472,000, $1,184,000 and $492,000, respectively.  Included in amortization expense for the year ended December 31, 2010 is $434,000 of previously unamortized deferred financing costs expensed in conjunction with the refinancing of the revolving credit facility (see note 6).  Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2011, with a weighted average amortization period of 5 years, is $1,306,000, $ 1,303,000, $1,297,000, $1,297,000, $701,000 and $221,000.

At December 31, 2011 and 2010, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,300,000 and $6,050,000, respectively.

6.  Long-term Debt

Long-term debt at December 31, 2011 and 2010 was comprised of the following (in thousands):

	2011	2010

Revolving credit agreement (average rate of 2.8%)	$351,000	$188,000
Fixed rate senior secured notes (rate of 6.04%)	75,000	75,000
Other debt at an average rate of 4.1%, due through 2019	20,052	12,933
Capitalized lease arrangements at an average rate of 5.5%, due through 2026	12,711	13,930

	458,763	289,863
Less current portion	10,800	6,648

Long-term debt	$447,963	$283,215

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Prior to the closing the NSC acquisition, the Company exercised the accordion feature on its revolving credit facility on April 7, 2011.  The amended revolving credit agreement permits the Company to borrow up to $450,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 0.75% to 1.75% or LIBOR plus 1.75% to 2.75%, or a combination thereof; provides for a fee of 0.20% to 0.50% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement will mature in April 2016 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with all covenants contained in the revolving credit agreement at December 31, 2011.

On May 28, 2010, the Company issued, pursuant to a note purchase agreement, $75,000,000 of 6.04% senior secured notes due May 28, 2020.  The senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August 2013.  The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement.  The Company was in compliance with all covenants contained in the note purchase agreement at December 31, 2011.

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $76,254,000.  The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2011 are $10,800,000, $13,471,000, $14,609,000, $11,936,000, $362,819,000 and $45,128,000.

7.  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the interest rate swap, net of tax, of $515,000, $1,334,000 and $1,002,000 was included in other comprehensive income in the years ended December 31, 2011, 2010 and 2009, respectively.  Accumulated other comprehensive loss, net of income taxes, was $0 and $515,000 as of December 31, 2011 and 2010, respectively.

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	2011		2010		2011		2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives
designated as	Other		Other		Other		Other
hedging	assets,		assets,		long-term		long-term
instruments	net	$-	net	$-	liabilities	$-	liabilities	$902

8.  Fair Value Measurements

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

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The Company adopted the updated guidance of the FASB related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for the Company January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which was effective for the Company January 1, 2011. The adoption of the updated guidance for Level 3 fair value measurements did not have an impact on the Company’s consolidated results of operations or financial condition.

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2011 and 2010, with the exception of the contingent purchase price payable, the Company utilized Level 2 inputs to perform such measurements methods which were commensurate with the market approach.  The Company utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	2011	2010

Assets:
Supplemental executive retirement savings plan investments - Level 2	$6,516	$6,450

Liabilities:
Contingent purchase price payable - Level 3 (see note 2)	$3,100	$-
Interest rate swap agreement - Level 2	-	902

Total	$3,100	$902

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  The fair value of the contingent purchase price payable was determined utilizing budgets developed by management to assess the future earnings of the NSC centers, which were based on both historical and forecasted future activity.  There have been no changes to the fair value of the contingent purchase price payable since its establishment.  The fair value of the interest rate swap agreement, which is included in other long-term liabilities, was determined by a valuation obtained from the financial institution that is the counterparty to the interest rate swap agreement.  The valuation, which represents the amount that the Company would have paid if the agreement was terminated, considered current interest rate swap rates, the critical terms of the agreement and interest rate projections.  There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2011.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $101,188,000, was $105,302,000 at December 31, 2011.  The fair value of variable-rate long-term debt approximates its carrying value of $357,575,000 at December 31, 2011.  The fair value of fixed rate long-term debt, with a carrying value of $148,109,000, was $150,935,000 at December 31, 2010.  The fair value of variable-rate long-term debt approximates its carrying value of $141,754,000 at December 31, 2010.  The fair value is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

9.  Leases

The Company has entered into various building and equipment capital and operating leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2031.  Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2011 were as follows (in thousands):

	Capitalized	Operating
Year Ended December 31,	Equipment Leases	Leases

2012	$3,448	$42,483
2013	1,762	41,861
2014	1,171	41,385
2015	986	40,434
2016	924	39,744
Thereafter	8,847	314,692

Total minimum rentals	17,138	$520,599
Less amounts representing interest at rates ranging from 3.8% to 14.0%	4,427

Capital lease obligations	$12,711

At December 31, 2011, buildings and equipment with a cost of approximately $18,968,000 and accumulated depreciation of approximately $5,583,000 were held under capital leases.  The Company and the partners in the partnerships have guaranteed payment of certain of these leases.  Rental expense for operating leases for the years ended December 31, 2011, 2010 and 2009 was approximately $42,413,000, $37,301,000 and $35,401,000, respectively.

10.  Shareholders’ Equity

a.     Common Stock

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

On October 20, 2010, the Company’s Board of Directors approved a new stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months.  During the year ended December 31, 2011, the Company purchased 344,100 shares of the Company’s common stock for approximately $8,584,000, at an average price of $24.92 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  In addition, the Company repurchased 62,700 shares of common stock for approximately $1,423,000 to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

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

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

c.     Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At December 31, 2011, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,296,301 shares were available for future equity grants, including 538,126 shares available for issuance as restricted stock.  Restricted stock granted to outside directors in 2010 and 2011 vests over a two year period.  Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant.  Restricted stock granted to employees during 2009 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2009 vests at the end of four years from the date of grant.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant.  Prior to 2007, granted options vested in four equal installments, commencing on the date of grant.  Options granted in 2007 and 2008 vest at the end of four years from the grant date.  No options were issued in 2011, 2010 or 2009.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	2011	2010	2009

Share-based compensation expense	$6,178	$4,869	$4,068
Fair value of shares vested	7,356	1,647	5,382
Cash received from option exercises	6,872	2,583	201
Tax benefit from option exercises	977	200	34

As of December 31, 2011, the Company had total unrecognized compensation cost of approximately $5,938,000 related to non-vested awards, which the Company expects to recognize through 2015 and over a weighted-average period of 1.1 years.

Average outstanding share-based awards to purchase approximately 922,801, 2,384,000 and 2,457,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the calculation of diluted securities under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2011, is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at January 1, 2009	327,751	$23.83
Shares granted	162,507	19.34
Shares vested	(9,666)	22.55
Shares forfeited	(14,205)	23.59

Non-vested shares at December 31, 2009	466,387	$22.29
Shares granted	233,460	21.83
Shares vested	(8,973)	20.45
Shares forfeited	(25,965)	22.21

Non-vested shares at December 31, 2010	664,909	$22.16
Shares granted	276,869	21.78
Shares vested	(208,949)	23.11
Shares forfeited	(417)	24.75

Non-vested shares at December 31, 2011	732,412	$21.91

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

A summary of stock option activity for the three years ended December 31, 2011 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at January 1, 2009	3,275,803	$22.23	6.7
Options exercised with total intrinsic value of $112,000	(14,699)	13.67
Options terminated	(110,052)	23.73

Outstanding at December 31, 2009	3,151,052	$22.22	5.0
Options exercised with total intrinsic value of $511,000	(157,750)	16.38
Options terminated	(91,313)	23.73

Outstanding at December 31, 2010	2,901,989	$22.49	4.5
Options exercised with total intrinsic value of $2,482,000	(374,350)	18.36
Options terminated	(17,585)	25.42

Outstanding at December 31, 2011 with aggregate intrinsic value of $7,562,000	2,510,054	$23.09	3.4

Vested or expected to vest at December 31, 2011 with total intrinsic value of $7,562,000	2,510,054	$23.09	3.4

Exercisable at December 31, 2011 with total intrinsic value of $7,514,000	2,319,844	$23.02	3.2

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2011 exercised their options at the Company’s closing stock price on December 31, 2011.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

d.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2011:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$51,199	30,452	$1.68
Effect of dilutive securities options and non-vested shares	-	759

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$51,199	31,211	$1.64

Net earnings attributable to AmSurg Corp. per common share (basic)	$49,997	30,452	$1.64
Effect of dilutive securities options and non-vested shares	-	759

Net earnings attributable to AmSurg Corp. per common share (diluted)	$49,997	31,211	$1.60

For the year ended December 31, 2010:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$51,144	30,255	$1.69
Effect of dilutive securities options and non-vested shares	-	434

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$51,144	30,689	$1.67

Net earnings attributable to AmSurg Corp. per common share (basic)	$49,825	30,255	$1.65
Effect of dilutive securities options and non-vested shares	-	434

Net earnings attributable to AmSurg Corp. per common share (diluted)	$49,825	30,689	$1.62

For the year ended December 31, 2009:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$50,741	30,576	$1.66
Effect of dilutive securities options and non-vested shares	-	286

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$50,741	30,862	$1.64

Net earnings attributable to AmSurg Corp. per common share (basic)	$52,148	30,576	$1.71
Effect of dilutive securities options and non-vested shares	-	286

Net earnings attributable to AmSurg Corp. per common share (diluted)	$52,148	30,862	$1.69

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

11.  Income Taxes

Total income taxes expense (benefit) for the years ended December 31, 2011, 2010 and 2009 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2011	2010	2009

Income from continuing operations	$35,841	$33,791	$34,347
Discontinued operations	2,164	(593)	1,627
Shareholders’ equity	(649)	(71)	(2)
Other comprehensive income	332	860	646

Total	$37,688	$33,987	$36,618

Income tax expense from continuing operations for the years ended December 31, 2011, 2010 and 2009 was comprised of the following (in thousands):

	2011	2010	2009

Current:
Federal	$11,809	$11,233	$16,409
State	3,573	3,327	4,291
Deferred:
Federal	17,976	16,402	11,552
State	2,483	2,829	2,095

Income tax expense	$35,841	$33,791	$34,347

Income tax expense from continuing operations for the years ended December 31, 2011, 2010 and 2009 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2011	2010	2009

Statutory federal income tax	$79,486	$74,655	$73,830
Less federal income tax assumed directly by noncontrolling interests	(49,021)	(44,927)	(44,049)
State income taxes, net of federal income tax benefit	3,755	4,048	4,127
Increase in valuation allowances	1,563	222	327
Interest related to unrecognized tax benefits	(83)	(151)	2
Other	141	(56)	110

Income tax expense	$35,841	$33,791	$34,347

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  Increases and (decreases) in interest obligations of $(109,000), $(191,000) and $18,000 were recognized in the consolidated statement of earnings for the years ended December 31, 2011, 2010 and 2009, respectively, resulting in a total recognition of interest obligations of approximately $1,264,000 and $1,373,000 in the consolidated balance sheet at December 31, 2011 and 2010, respectively.  No amounts for penalties have been recorded.

The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature.  A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Balance at beginning of year	$7,144	$6,766	$6,190
Additions for tax positions of current year	342	378	576
Decreases for tax positions taken during a prior period	(190)	-	-
Lapse of statute of limitations	(44)	-	-

Balance at end of year	$7,252	$7,144	$6,766

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase $78,000 within the next 12 months due to continued amortization deductions.  The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $150,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010

Deferred tax assets:
Allowance for uncollectible accounts	$841	$1,315
Accrued assets and other	3,562	1,800
Valuation allowances	(1,491)	(925)

Total current deferred tax assets	2,912	2,190

Share-based compensation	9,138	8,945
Interest on unrecognized tax benefits	456	533
Accrued liabilities and other	2,951	2,242
Operating and capital loss carryforwards	7,624	4,155
Valuation allowances	(6,133)	(4,045)

Total non-current deferred tax assets	14,036	11,830

Total deferred tax assets	16,948	14,020

Deferred tax liabilities:
Prepaid expenses	783	681
Property and equipment, principally due to differences in depreciation	4,143	2,255
Goodwill, principally due to differences in amortization	124,060	99,664

Total deferred tax liabilities	128,986	102,600

Net deferred tax liabilities	$112,038	$88,580

The net deferred tax liabilities at December 31, 2011 and 2010 were recorded as follows (in thousands):

	2011	2010

Current deferred income tax assets	$2,129	$1,509
Non-current deferred income tax liabilities	114,167	90,089

Net deferred tax liabilities	$112,038	$88,580

The Company has provided valuation allowances on its gross deferred tax assets to the extent that management does not believe that it is more likely than not that such asset will be realized.  Capital loss carryforwards will begin to expire in 2013, and state net operating losses will begin to expire in 2015.

12.  Related Party Transactions

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

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Related party payments for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009

Operating leases	$29,137	$26,373	$18,176
Salaries and benefits	64,830	61,524	60,298
Billing fees	11,240	11,387	9,589
Medical advisory services	2,575	2,245	1,989

The Company also reimburses their physician partners for operating expenses paid by the physician partners to third party providers on the behalf of the surgery center.  For the years ended December 31, 2011, 2010 and 2009, reimbursed expenses were approximately 5% of other operating expenses as reported in the accompanying consolidated statement of earnings.  The Company believes that the foregoing transactions are in its best interests.

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

13.  Employee Benefit Programs

As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust.  This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits.  Company contributions are based on specified percentages of employee compensation.  The Company funds contributions as accrued.  The Company’s contributions for the years ended December 31, 2011, 2010 and 2009 were approximately $594,000, $561,000 and $525,000, respectively, and vest immediately or incrementally over five years, depending on the tenures of the respective employees for which the contributions were made.

As of January 1, 2000, the Company adopted the Supplemental Executive Retirement Savings Plan.  This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation.  Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years.  The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets.  Employer contributions to this plan for the years ended December 31, 2011, 2010 and 2009 were approximately $915,000, $234,000 and $1,170,000, respectively. On December 30, 2011, this plan was amended to allow non-employee directors to voluntarily contribute up to 100% of annual director cash compensation to the plan.

14.  Commitments and Contingencies

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in substantially all of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2011.

On September 1, 2011, the Company acquired interests in 17 centers from NSC and agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers (as defined), if any, from the period of January 1, 2012 to December 31, 2012.  The Company has recorded $3,100,000 in other long term liabilities in the accompanying consolidated balance sheet which represents the fair value of such liability at December 31, 2011.  Settlement of such contingency is expected to occur during the first quarter of 2013.

On November 14, 2011, the Company entered into an agreement to purchase a controlling interest in a center for approximately $4,700,000.  The consummation of the acquisition is contingent upon the satisfaction of closing conditions customary for this type of transaction.  The Company expects to close this transaction in the first quarter of 2012 and will fund the acquisition through a combination of operating cash flow and borrowings under its revolving credit facility.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

15.  Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009

Cash paid during the period for:
Interest	$13,815	$12,219	$7,854
Income taxes, net of refunds	10,232	16,776	19,336

Non-cash investing and financing activities:
Increase (decrease) in accounts payable associated with acquisition of
property and equipment	659	164	(1,892)
Capital lease obligations	466	4,057	8,222
Restricted stock vested	4,476	48	90

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	408,429	94,686	170,783
Liabilities assumed and noncontrolling interests	(163,970)	(37,101)	(74,957)
Notes payable and other obligations	(5,236)	(3,895)	-

Payment for interests in surgery centers and related transactions	$239,223	$53,690	$95,826

16.  Subsequent Events

The Company assessed events occurring subsequent to December 31, 2011 for potential recognition and disclosure in the consolidated financial statements.  In February 2012, the Company, through a wholly owned subsidiary, acquired a majority interest in a surgery center for approximately $3,200,000. Upon acquisition, the operations of the acquired center were merged into an existing center.  Other than as previously described, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2011 and 2010.  The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Revenues	$178,870	$188,730	$195,934	$223,336	$168,027	$175,698	$176,343	$183,371
Earnings from continuing operations
before income taxes	52,589	56,527	56,281	61,704	50,934	54,604	51,905	55,856
Net earnings from continuing operations	44,275	47,578	47,795	51,612	42,501	45,516	44,261	47,230
Net earnings (loss) from
discontinued operations	353	(1,201)	(178)	(120)	1,011	1,112	874	(2,009)
Net earnings	44,628	46,377	47,617	51,492	43,512	46,628	45,135	45,221

Net earnings (loss) attributable to
AmSurg Corp. common shareholders:
Continuing	11,675	12,758	13,069	13,697	12,401	12,716	12,844	13,183
Discontinued	18	(1,128)	57	(149)	296	426	274	(2,315)

Net earnings	$11,693	$11,630	$13,126	$13,548	$12,697	$13,142	$13,118	$10,868

Diluted net earnings from
continuing operations per common share	$0.37	$0.41	$0.42	$0.44	$0.40	$0.42	$0.42	$0.43

Diluted net earnings per common share	$0.38	$0.37	$0.42	$0.43	$0.41	$0.43	$0.43	$0.35

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

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation.  Our review excluded the centers acquired during 2011 from National Surgical Care, Inc., whose consolidated assets of approximately $218 million, including acquired goodwill of approximately $168 million, and whose  revenues of approximately $35 million, were included in the Company’s consolidated balance sheet and statement of earnings as of and for the year ended December 31, 2011.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2011.

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

Executive Vice President and Chief Financial Officer

Item 9A.   Controls and Procedures – (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at centers acquired from National Surgical Care, Inc., which were acquired on September 1, 2011 and whose financial statements constitute approximately $218 million of total assets, including $168 million of acquired goodwill, and $35 million of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2011.  Accordingly, our audit did not include the internal control over financial reporting at centers acquired from National Surgical Care, Inc.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 24, 2012

Item 9A.   Controls and Procedures – (continued)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

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

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Election of Directors,” is incorporated herein by reference.  Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.

Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Election of Directors,” is incorporated herein by reference.

Item 11.      Executive Compensation

Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2011, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2012, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2011 and 2010,” is incorporated herein by reference.

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

2.1

Asset Purchase Agreement, dated August 23, 2011, by and among AmSurg, AmSurg Holdings, Inc. and National Surgical Care, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated August 29, 2011)

2.2

Amendment No. 1 to Asset Purchase Agreement, dated September 1, 2011, by and among AmSurg, AmSurg Holdings, Inc. and National Surgical Care, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated September 2, 2011)

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, dated November 29, 2010)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

10.1	*

Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2

Revolving Credit Agreement, dated as of May 28, 2010, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated June 2, 2010)

10.3

First Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial  institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated April 12, 2011)

10.4

Second Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated April 12, 2011)

10.5

Third Amendment to Revolving Credit Agreement, dated as of August 30, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated September 2, 2011)

10.6

Note Purchase Agreement, dated as of May 28, 2010 among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 99.2 of the Current Report on  Form 8-K, dated  June 2, 2010)

10.7

First Amendment to Note Purchase Agreement, dated as of April 6, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, dated April 12, 2011)

10.8

Second Amendment to Note Purchase Agreement, dated as of August 30, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated September 2, 2011)

10.9	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.10	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.11	*	Form of Non-Qualified Stock Option Agreement – 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.12	*	Form of Restricted Stock Agreement for Non-Employee Directors – 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.13		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

(3)   Exhibits – (continued)

Exhibit		Description

10.14

First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.15

Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.16

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

10.18	*	Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 6, 2012)

10.19	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 26, 2010)

10.20	*	Form of Restricted Share Award Agreement for Non-Employee Directors – 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.21	*	Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.22	*	Form of Restricted Share Award for Employees – 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 26, 2010)

10.23	*

Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.24	*

Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.25	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.26	*

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

10.28	*

Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 5, 2009)

10.29	*

Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 5, 2009)

10.30	*	Employment Agreement, dated January 30, 2009, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 5, 2009)

10.31	*	Employment Agreement, dated March 23, 2009, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 27, 2009)

(3)   Exhibits – (continued)

Exhibit		Description

10.32	*	Schedule of Non-employee Director Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (appears on page 67)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009.

	*	Management contract or compensatory plan, contract or arrangement

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

Date: February 24, 2012

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

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
Christopher A. Holden

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 24, 2012
Claire M. Gulmi

/s/ Steven I. Geringer	Chairman of the Board	February 24, 2012
Steven I. Geringer

/s/ Thomas G. Cigarran	Director	February 24, 2012
Thomas G. Cigarran

/s/ James A. Deal	Director	February 24, 2012
James A. Deal

/s/ Henry D. Herr	Director	February 24, 2012
Henry D. Herr

/s/ Kevin P. Lavender	Director	February 24, 2012
Kevin P. Lavender

/s/ Ken P. McDonald	Director	February 24, 2012
Ken P. McDonald

/s/ Cynthia S. Miller	Director	February 24, 2012
Cynthia S. Miller

/s/ John W. Popp, Jr., M.D.	Director	February 24, 2012
John W. Popp, Jr., M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmSurg Corp.

Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 24, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 24, 2012

S-1

AmSurg Corp.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(In thousands)

		Additions		Deductions
	Balance at	Charged to	Charged to	Charge-off	Balance
	Beginning	Cost and	Other	Against	at End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under
the balance sheet caption “Accounts receivable”:

Year ended December 31, 2011	$13,070	$18,501	$3,967	$(16,694)	$18,844

Year ended December 31, 2010	$12,375	$17,211	$448	$(16,964)	$13,070

Year ended December 31, 2009	$11,757	$16,844	$1,359	$(17,585)	$12,375

(1)

Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions.  See “Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2.”

S-2