Form 10-Q
period 2012-03-31
AMSURG CORP
filed 2012-05-07
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Yes [  ]                    No [X]

As of May 4, 2012 there were outstanding 31,635,680 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2012 (unaudited) and December 31, 2011

(Dollars in thousands)

	March 31,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$44,320	$40,718
Accounts receivable, net of allowance of $22,753 and $18,844, respectively	94,500	93,454
Supplies inventory	14,897	15,039
Deferred income taxes	1,270	2,129
Prepaid and other current assets	22,393	21,875

Total current assets	177,380	173,215

Property and equipment, net	143,076	144,558
Investments in unconsolidated affiliates and long-term notes receivable	11,966	10,522
Goodwill	1,240,422	1,229,298
Intangible assets, net	14,826	15,425

Total assets	$1,587,670	$1,573,018

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$10,139	$10,800
Accounts payable	17,739	19,746
Current income taxes payable	2,948	1,796
Accrued salaries and benefits	20,207	22,224
Other accrued liabilities	9,288	9,088

Total current liabilities	60,321	63,654

Long-term debt	437,419	447,963
Deferred income taxes	121,910	114,167
Other long-term liabilities	26,632	28,131
Commitments and contingencies
Noncontrolling interests – redeemable	174,834	170,636
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,541,377 and 31,283,772
shares outstanding, respectively	172,919	173,187
Retained earnings	457,834	443,058

Total AmSurg Corp. equity	630,753	616,245
Noncontrolling interests – non-redeemable	135,801	132,222

Total equity	766,554	748,467

Total liabilities and equity	$1,587,670	$1,573,018

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$230,211	$177,726

Operating expenses:
Salaries and benefits	72,453	55,253
Supply cost	32,217	22,480
Other operating expenses	47,409	37,760
Depreciation and amortization	7,375	5,913

Total operating expenses	159,454	121,406

Equity in earnings of unconsolidated affiliates	395	-

Operating income	71,152	56,320

Interest expense	4,269	3,942

Earnings from continuing operations before income taxes	66,883	52,378

Income tax expense	10,941	8,267

Net earnings from continuing operations	55,942	44,111

Discontinued operations:
(Loss) earnings from operations of discontinued interests in surgery centers, net of income tax	(110)	698
Loss on disposal of discontinued interests in surgery centers, net of income tax	(893)	(181)

Net (loss) earnings from discontinued operations	(1,003)	517

Net earnings	54,939	44,628

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	40,223	32,506
Net (loss) earnings from discontinued operations	(60)	429

Total net earnings attributable to noncontrolling interests	40,163	32,935

Net earnings attributable to AmSurg Corp. common shareholders	$14,776	$11,693

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$15,719	$11,605
Discontinued operations, net of income tax	(943)	88

Net earnings attributable to AmSurg Corp. common shareholders	$14,776	$11,693

Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.51	$0.38
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.03)	-

Net earnings attributable to AmSurg Corp. common shareholders	$0.48	$0.38

Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.50	$0.37
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.03)	-

Net earnings attributable to AmSurg Corp. common shareholders	$0.47	$0.38

Weighted average number of shares and share equivalents outstanding:
Basic	30,619	30,420
Diluted	31,401	31,024

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands)

	Three Months Ended
	March 31,
	2012	2011

Net earnings	$54,939	$44,628

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	-	377

Comprehensive income, net of income tax	54,939	45,005

Less comprehensive income attributable to noncontrolling interests	40,163	32,935

Comprehensive income attributable to AmSurg Corp. common shareholders	$14,776	$12,070

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2011	31,284	$173,187	$443,058	$-	$132,222	$748,467	$170,636
Issuance of restricted common stock	255	-	-	-	-	-	-
Stock options exercised	111	2,521	-	-	-	2,521	-
Stock repurchased	(109)	(2,823)	-	-	-	(2,823)	-
Share-based compensation	-	1,792	-	-	-	1,792	-
Tax benefit related to
exercise of stock options	-	198	-	-	-	198	-
Net earnings	-	-	14,776	-	6,062	20,838	34,101	$54,939
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(6,434)	(6,434)	(32,546)
Sale of noncontrolling interest	-	(1,587)	-	-	1,728	141	-
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	2,223	2,223	2,467
Disposals and other
transactions impacting
noncontrolling interests	-	(369)	-	-	-	(369)	176

Balance at March 31, 2012	31,541	$172,919	$457,834	$-	$135,801	$766,554	$174,834

Balance at January 1, 2011	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	257	-	-	-	-	-	-
Cancellation of restricted common stock	(23)	(525)	-	-	-	(525)	-
Stock options exercised	192	3,597	-	-	-	3,597	-
Stock repurchased	(248)	(6,185)	-	-	-	(6,185)	-
Share-based compensation	-	1,593	-	-	-	1,593	-
Tax benefit related to
exercise of stock options	-	264	-	-	-	264	-
Net earnings	-	-	11,693	-	1,501	13,194	31,434	$44,628
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(1,385)	(1,385)	(30,455)
Sale of noncontrolling interest	-	-	-	-	-	-	(1,047)
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	4	4	2,912
Gain on interest rate swap,
net of income tax
expense of $250	-	-	-	377	-	377	-

Balance at March 31, 2011	31,218	$170,266	$404,754	$(138)	$12,919	$587,801	$150,584

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2012 and 2011

(In thousands)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net earnings	$54,939	$44,628
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	7,375	5,913
Net loss on sale of long-lived assets	599	102
Share-based compensation	1,792	1,593
Excess tax benefit from share-based compensation	(79)	(542)
Deferred income taxes	8,722	5,646
Equity in earnings of unconsolidated affiliates, net	(395)	-
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,119)	(1,244)
Supplies inventory	177	(74)
Prepaid and other current assets	(633)	1,362
Accounts payable	(1,693)	(2,147)
Accrued expenses and other liabilities	(985)	(4,392)
Other, net	445	435

Net cash flows provided by operating activities	69,145	51,280

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(9,857)	(3,695)
Acquisition of property and equipment	(6,046)	(4,344)
Proceeds from sale of interests in surgery centers	-	3,366

Net cash flows used by investing activities	(15,903)	(4,673)

Cash flows from financing activities:
Proceeds from long-term borrowings	19,600	15,620
Repayment on long-term borrowings	(30,877)	(24,776)
Distributions to noncontrolling interests	(39,009)	(31,863)
Proceeds from issuance of common stock upon exercise of stock options	2,521	3,597
Repurchase of common stock	(2,823)	(6,185)
Capital contributions and ownership transactions by noncontrolling interests	869	23
Excess tax benefit from share-based compensation	79	542
Financing cost incurred	-	(4)

Net cash flows used by financing activities	(49,640)	(43,046)

Net increase in cash and cash equivalents	3,602	3,561
Cash and cash equivalents, beginning of period	40,718	34,147

Cash and cash equivalents, end of period	$44,320	$37,708

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers.  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company does have an ownership interest of less than 51% in three limited partnerships and LLC’s, one of which it consolidates as the Company has substantive participation rights and two of which it does not consolidate as the Company owns 20% of each entity and the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 12, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2012, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates and long-term notes receivable in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at March 31, 2012 and December 31, 2011 reflect allowances for contractual adjustments of $218,884,000 and $136,265,000, respectively, and allowances for bad debt expense of $22,753,000 and $18,844,000, respectively.  The increase in the allowance for contractual adjustments as of March 31, 2012 is the result of increases in gross fee schedules at certain of the Company’s centers.   In addition, certain centers acquired in 2011 recognized contractual adjustments at the date of service prior to January 1, 2012, at which time the centers began applying contractual adjustments upon receipt of payment.  Therefore, higher allowances for contractual adjustments were necessary at March 31, 2012 to allow for consistency in the Company’s billing policy.  For the three months ended March 31, 2012 and 2011, bad debt expense was approximately $5,247,000 and $4,050,000, respectively, and is included in other operating expenses.

(3)  Revenue Recognition

Center revenues consist of billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third-party payor and, in certain instances, billing for anesthesia services.  Such revenues are recognized when the related surgical procedures are performed.  Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the three months ended March 31, 2012 and 2011, the Company derived approximately 27% and 31%, respectively, of its revenues from governmental healthcare programs, primarily Medicare and Medicare managed programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  During the three months ended March 31, 2012 the Company, through a wholly owned subsidiary, acquired a controlling interest in two centers, one of which was merged into an existing center.  During the three months ended March 31, 2011 the Company acquired a controlling interest in one center.  The aggregate amount paid for the acquisitions during the three months ended March 31, 2012 and 2011 was approximately $8,143,000 and $3,695,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

At March 31, 2012 and December 31, 2011, the Company had contingent purchase price obligations of $3,522,000 and $5,236,000.  During the three months ended March 31, 2012, the Company funded through operating cash flow $1,714,000 of its purchase price obligations.   The remaining purchase price obligations are related to the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  The Company has agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3,500,000 of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date.  As of March 31, 2012, the Company has recorded in other long-term liabilities in the accompanying balance sheet purchase price obligations related to the Company’s estimate of the working capital adjustment and the fair value of the potential additional consideration due to NSC.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Accounts receivable	$140	$216
Supplies, inventory, prepaid and other current assets	74	27
Property and equipment	786	161
Goodwill	11,911	6,414
Accounts payable	(11)	(8)
Other accrued liabilities	(67)	(53)
Long-term debt	-	(150)

Total fair value	12,833	6,607
Less: Fair value attributable to noncontrolling interests	4,690	2,912

Acquisition date fair value of total consideration transferred	$8,143	$3,695

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the three months ended March 31, 2012 and 2011, respectively, approximately $7,579,000 and $3,626,000 of goodwill recorded was deductible for tax purposes. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $52,000 and $25,000 in acquisition related costs, primarily attorney fees, for the three  months ended March 31, 2012 and 2011, respectively.

Revenues and net earnings included in the three months ended March 31, 2012 and 2011 associated with these acquisitions are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$215	$549

Net earnings	74	139
Less: Net earnings attributable to noncontrolling interests	35	85

Net earnings attributable to AmSurg Corp. common shareholders	$39	$54

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the three months ended March 31, 2012 and 2011, assuming all 2012 and 2011 acquisitions had been consummated on January 1, 2011, are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$230,770	$226,640
Net earnings	55,084	77,219
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	15,771	14,804
Net earnings	14,827	14,497
Net earnings from continuing operations per common share:
Basic	$0.52	$0.49
Diluted	$0.50	$0.48
Net earnings:
Basic	$0.48	$0.48
Diluted	$0.47	$0.47
Weighted average number of shares and share equivalents:
Basic	30,619	30,420
Diluted	31,401	31,024

(5)  Dispositions

The Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers.  Results of the centers discontinued for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Cash proceeds from disposal	$-	$3,366
Net (loss) earnings from discontinued operations	(1,003)	517
Net (loss) gain from discontinued operations attributable to AmSurg Corp.	(943)	88

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the discontinued surgery centers for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Revenues	$772	$4,070
(Loss) earnings before income taxes	(92)	876
Net (loss) earnings	(110)	698

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Balance, beginning of period	$1,229,298	$894,497
Goodwill acquired, including post acquisition adjustments	11,911	6,376
Disposals	(787)	(889)

Balance, end of period	$1,240,422	$899,984

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Amortizable intangible assets at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$6,531	$(2,097)	$4,434	$6,541	$(1,838)	$4,703
Agreements, contracts and other intangible assets	3,448	(2,081)	1,367	3,448	(2,026)	1,422

Total amortizable intangible assets	$9,979	$(4,178)	$5,801	$9,989	$(3,864)	$6,125

Amortization of intangible assets for the three months ended March 31, 2012 and 2011 was $314,000 and $302,000, respectively.  Estimated amortization of intangible assets for the remainder of 2012 and the following five years and thereafter is $980,000, $1,303,000, $1,298,000, $1,297,000, $703,000, $44,000 and $176,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 4.7 years.

At March 31, 2012 and December 31, 2011, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,025,000 and $9,300,000, respectively.

(7)  Long-term Debt

Long-term debt at March 31, 2012 and December 31, 2011 was comprised of the following (in thousands):

	March 31,	December 31,
	2012	2011

Revolving credit agreement	$342,500	$351,000
Fixed rate senior secured notes	75,000	75,000
Other debt	18,184	20,052
Capitalized lease arrangements	11,874	12,711

	447,558	458,763
Less current portion	10,139	10,800

Long-term debt	$437,419	$447,963

At March 31, 2012, the Company’s revolving credit agreement permitted the Company to borrow up to $450,000,000 to, among other things, finance its acquisition and development projects and any future stock repurchase programs at an interest rate equal to, at the Company’s option, the base rate plus 0.75% to 1.75% or LIBOR plus 1.75% to 2.75%, or a combination thereof; provides for a fee of 0.20% to 0.50% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement will mature in April 2016 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with all covenants contained in the revolving credit agreement at March 31, 2012.

The Company’s $75,000,000 of 6.04% fixed rate senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August 2013 and are set to mature on May 28, 2020.  The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement.  The Company was in compliance with all covenants contained in the note purchase agreement at March 31, 2012.

(8)  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

interest rate swap, net of tax, of $377,000 was included in other comprehensive income for the three months ended March 31, 2011.  The Company had no accumulated other comprehensive loss, net of income taxes, at March 31, 2012 and December 31, 2011.

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

The Company adopted the updated guidance of the Financial Accounting Standards Board, (“FASB”), related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance was effective for the Company January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which became effective for the Company January 1, 2011.  The Company adopted the additional guidance with respect to the roll forward activity in Level 3 fair value measurements on January 1, 2011.

In determining the fair value of assets and liabilities that are measured on a recurring basis at March 31, 2012 and December 31, 2011, the Company utilized Level 2 inputs to perform such measurements related to the supplemental executive retirement plan, which were commensurate with the market approach, and utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	March 31,	December 31,
	2012	2011
Assets:
Supplemental executive retirement savings plan investments - Level 2	$8,331	$6,516

Liabilities:
Contingent purchase price payable - Level 3	$3,100	$3,100

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  In determining the fair value of the contingent purchase price payable, management prepared an estimate of the expected earnings of the centers acquired from NSC under various scenarios and weighted the probable outcome of each scenario using a range of expected probability of 25% to 40%.  Management discounted the results of such analysis using a discount rate of 1.6%.  There have been no changes to the fair value of the contingent purchase price payable since its establishment. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2012.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $98,869,000, was $106,048,000 at March 31, 2012.  The fair value of variable rate long-term debt approximates its carrying value of $348,689,000 at March 31, 2012.  The fair value of fixed rate long-term debt, with a carrying value of $101,188,000, was $105,302,000 at December 31, 2011.  The fair value of variable rate long-term debt approximated its carrying value of $357,575,000 at December 31, 2011.  The fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(10)  Shareholders’ Equity

a.   Common Stock

On October 20, 2010, the Company’s Board of Directors approved a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock over the following 18 months. Due to the expiration of the previous stock repurchase program, the Company’s Board of Directors, on April 24, 2012, approved a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock through November 1, 2013.

During the three months ended March 31, 2012, the Company purchased 61,149 shares of the Company’s common stock for approximately $1,560,000, at an average price of $25.49 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the three months ended March 31, 2011, the Company purchased 248,100 shares of the Company’s common stock for approximately $6,185,000, at an average price of $25 per share.  In addition, during the three months ended March 31, 2012, and March 31, 2011, the Company repurchased 48,139 shares and 22,802 shares, respectively, of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At March 31, 2012, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,089,750 shares were available for future equity grants, including 331,575 shares available for issuance as restricted stock.  Restricted stock granted to outside directors in 2010 and thereafter vests over a two year period.  Restricted stock granted to outside directors prior to 2010 vests one-third on the date of grant, with the remaining shares vesting over a two-year term and is restricted from trading for five years from the date of grant.  Restricted stock granted to employees during 2009 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2009 vests at the end of four years from the date of grant.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant.  Prior to 2007, granted options vested in four equal annual installments, commencing on the date of grant.  Options granted in 2007 and 2008 vest at the end of four years from the grant date.  No options were issued in 2012 and 2011.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Share-based compensation expense	$1,792	$1,593
Fair value of shares vested	5,948	2,363
Cash received from option exercises	2,521	3,597
Tax benefit from option exercises	79	542

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

As of March 31, 2012, the Company had total unrecognized compensation cost of approximately $11,169,000 related to non-vested awards, which the Company expects to recognize through 2016 and over a weighted average period of 1.3 years.

Average outstanding share-based awards to purchase approximately 75,624 and 1,508,706 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended March 31, 2012 and 2011, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of non-vested restricted shares at March 31, 2012 and changes during the three months ended March 31, 2012 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2011	732,412	$21.91
Shares granted	255,138	22.66
Shares vested	(166,078)	26.24
Shares forfeited	(448)	24.75

Non-vested shares at March 31, 2012	821,024	$22.36

A summary of stock option activity for the three months ended March 31, 2012 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2011	2,510,054	$23.09	3.4
Options exercised with total intrinsic value of $2,521,000	(112,203)	22.47

Outstanding at March 31, 2012 with aggregate intrinsic value of $11,675,000	2,397,851	$23.12	3.1

Vested at March 31, 2012 with aggregate intrinsic value of $11,675,000	2,397,851	$23.12	3.1

Exercisable at March 31, 2012 with aggregate intrinsic value of $11,675,000	2,397,851	$23.12	3.1

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2012 exercised their options at the Company’s closing stock price on March 31, 2012.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

2012:
Net earnings from continuing operations attributable to AmSurg Corp.
per common share (basic)	$15,719	30,619	$0.51

Effect of dilutive securities options and non-vested shares	-	782

Net earnings from continuing operations attributable to AmSurg Corp.
per common share (diluted)	$15,719	31,401	$0.50

Net earnings attributable to AmSurg Corp. per common share (basic)	$14,776	30,619	$0.48

Effect of dilutive securities options and non-vested shares	-	782

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$14,776	31,401	$0.47

2011:
Net earnings from continuing operations attributable to AmSurg Corp.
per common share (basic)	$11,605	30,420	$0.38

Effect of dilutive securities options and non-vested shares	-	604

Net earnings from continuing operations attributable to AmSurg Corp.
per common share (diluted)	$11,605	31,024	$0.37

Net earnings attributable to AmSurg Corp. per common share (basic)	$11,693	30,420	$0.38

Effect of dilutive securities options and non-vested shares	-	604

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$11,693	31,024	$0.38

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2012.

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

(13)  Recent Accounting Pronouncements

In June 2011, the FASB amended ASC 220, "Presentation of Comprehensive Income." This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12, which is an update to the amendment issued in June 2011. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This ASU impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011.  The Company has evaluated ASU 2011-07 and has determined that the requirements of this ASU are not applicable to the Company as the ultimate collection of patient service revenue is generally determinable at the time of service, and therefore, the ASU had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is applicable to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by the Company effective        January 1, 2012.  The adoption of this ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(14)  Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Cash paid during the period for:
Interest	$6,204	$3,794
Income taxes, net of refunds	1,778	131

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of
property and equipment	(392)	(908)
Capital lease obligations	120	164

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	12,911	6,838
Liabilities assumed and noncontrolling interests	(4,768)	(3,143)
Payment of purchase price payable	1,714	-

Payment for interests in surgery centers and related transactions	$9,857	$3,695

(15)  Subsequent Events

The Company assessed events occurring subsequent to March 31, 2012 for potential recognition and disclosure in the unaudited consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and listed below in this report, some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under “Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties:

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

•         uncertainties regarding the impact of the Health Reform Law;

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of March 31, 2012, we had 227 operating ASCs, of which we owned a majority interest (primarily 51%) in 224 ASCs and owned a minority interest in three ASCs (one of which is consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2012 and 2011.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended
	March 31,
	2012	2011

Procedures	382,550	318,270
Continuing centers in operation, end of period (consolidated)	225	201
Continuing centers in operation, end of period (unconsolidated)	2	-
Average number of continuing centers in operation, during period	224	201
New centers added during period	1	1
Centers discontinued during period	2	2
Centers under development, end of period	1	1
Centers under letter of intent, end of period	1	7

Of the continuing centers in operation at March 31, 2012, 146 centers performed gastrointestinal endoscopy procedures, 39 centers performed procedures in multiple specialties, 35 centers performed ophthalmology procedures, and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  During the three months ended March 31, 2012, we experienced same-center revenue growth of 5%.  We estimate that 2% of this increase was a result of improved weather conditions in 2012 compared to 2011.  We expect our same-center revenue growth for 2012 to be 1% to 3%.  Our growth strategy also includes the acquisition and development of additional surgery centers, which we expect on an annual basis would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions would occur in the latter part of 2012, their contribution to our 2012 operating income would not be significant.

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

Sources of Revenues

Substantially all of our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers.  This fee varies depending on the procedure, but usually includes all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include the charges of the patient’s surgeon, anesthesiologist or other attending physicians, which are billed directly.  At certain of our centers, our revenues include charges for anesthesia services delivered by medical professionals employed or contracted by our centers.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients.  The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  We derived approximately 27% and 31% of our revenues in the three months ended March 31, 2012 and 2011, respectively, from governmental healthcare programs, primarily Medicare and Medicare Advantage managed care plans, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

Effective January 1, 2008, CMS revised the payment system for services provided in ASCs, and the phase-in of the revised rates was completed in 2011.  Under the revised payment system, ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective payment system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or CPI.  The revised payment system resulted in a significant reduction in the reimbursement rates for gastroenterology procedures, which comprised approximately 75% of the procedures performed by our surgery centers, and certain ophthalmology and pain procedures.  We estimate that our net earnings per share were negatively impacted by the revised payment system by $0.05 in 2008, an additional $0.07 in 2009, an additional $0.06 in 2010 and an additional $0.05 in 2011.

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

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment, discussed above, that reduces payment updates to ASCs, effective since fiscal year 2011.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law, as enacted, expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires each state to establish a health insurance exchange and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates and increased dependent coverage.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or repealed or their impact could be offset by reductions in reimbursement under the Medicare program.  Numerous challenges to the Health Reform Law have been filed in federal courts. Some federal courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds. Others have held unconstitutional the requirement that individuals maintain health insurance or pay a penalty and have either found the Health Reform Law void in its entirety or left the remainder of the law intact.  The U.S. Supreme Court is expected to decide the constitutionality of the Health Reform Law in 2012.  Based on the outcome of the U.S. Supreme Court’s review, the Health Reform Law, or individual components of it, may be upheld, invalidated or modified.  In addition, repeal of the Health Reform Law has become a theme in political campaigns during this election year.

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2011 Annual Report on Form 10-K.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K.  There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2011.

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers.  We increase our number of centers through both acquisitions and developments.  Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2012 same-center group, comprised of 202 centers and constituting approximately 89% of our total number of centers, had 5% revenue growth during the three months ended March 31, 2012.  We have revised our same-center revenue growth expectations for 2012 to a 1% to 3% increase.  Our revised estimate is a result of improved results experienced in the three months ended March 31, 2012 and reflects positive rate adjustments from CMS in 2012 versus negative rate adjustments experienced in prior years.

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

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.  See “–  Liquidity and Capital Resources.”

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	31.5	31.1
Supply cost	14.0	12.6
Other operating expenses	20.6	21.3
Depreciation and amortization	3.2	3.3

Total operating expenses	69.3	68.3

Equity in earnings of unconsolidated affiliates	0.2	-

Operating income	30.9	31.7

Interest expense	1.8	2.2

Earnings from continuing operations before income taxes	29.1	29.5

Income tax expense	4.8	4.7

Net earnings from continuing operations, net of income tax	24.3	24.8

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	-	0.4
Loss on disposal of discontinued interests in surgery centers, net of income tax	(0.4)	(0.1)

Net (loss) earnings from discontinued operations	(0.4)	0.3

Net earnings	23.9	25.1

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.5	18.3
Net earnings from discontinued operations	-	0.2

Total net earnings attributable to noncontrolling interests	17.5	18.5

Net earnings attributable to AmSurg Corp. common shareholders	6.4%	6.6%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.8%	6.5%
Discontinued operations, net of income tax	(0.4)	0.1

Net earnings attributable to AmSurg Corp. common shareholders	6.4%	6.6%

The number of procedures performed in our ASCs increased by 64,280, or 20%, to 382,550 in the three months ended March 31, 2012 from 318,270 in the comparable 2011 period.  Revenues increased $52.5 million, or 30%, to $230.2 million in the three months ended March 31, 2012 from $177.7 million in the comparable 2011 period.  The increase in procedure and revenue growth is primarily attributable to the additional centers acquired in 2011 as follows:

•         centers acquired or opened in 2011, which contributed $42.5 million of additional revenues in the three months ended March 31, 2012 due to having a full period of operations in 2012;

•         $9.3 million of revenue growth for the three months ended March 31, 2012 recognized by our 2012 same-center group, reflecting a 5% increase, primarily as a result of procedure growth; and

•         centers acquired in 2012, which generated $215,000 in revenues during the three months ended March 31, 2012.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2011, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the three months ended March 31, 2011.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Salaries and benefits increased by 31% to $72.5 million in the three months ended March 31, 2012 from $55.3 million in the comparable 2011 period.  Salaries and benefits as a percentage of revenues increased by 40 basis points in the three months ended March 31, 2012, compared to      March 31, 2011, primarily due to increases in center and corporate salaries and benefits.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 30% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2012.  Furthermore, we experienced a 38% increase in salaries and benefits at our corporate offices during the three months ended      March 31, 2012, over the comparable 2011 period, due to higher bonus expense in 2012 as compared to 2011, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Supply cost was $32.2 million in the three months ended March 31, 2012, an increase of $9.7 million, or 43%, over supply cost in the comparable 2011 period.  The increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure of 19% in the three months ended March 31, 2012.  This increase in our average supply cost per procedure is a result of the acquisition of 18 multi-specialty centers acquired in the latter part of 2011, which generally have higher supply cost per procedure than single specialty centers.

Other operating expenses increased $9.6 million, or 26%, to $47.4 million in the three months ended March 31, 2012 from $37.8 million in the comparable 2011 period.  The additional expense in the 2012 period resulted primarily from:

•         centers acquired or opened during 2011, which resulted in an increase of $7.9 million in other operating expenses in the three months ended March 31, 2012; and

•         an increase of $1.8 million  in other operating expenses at our 2012 same-center group in the three months ended March 31, 2012 resulting primarily from general inflationary cost increases.

Depreciation and amortization expense increased $1.5 million, or 25%, in the three months ended March 31, 2012, primarily as a result of centers acquired during 2011.

We anticipate further increases in operating expenses in 2012, primarily due to additional acquired centers and the additional start-up center currently under development.  Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens.  At March 31, 2012, we had one center under development.

Interest expense increased $327,000, or 8%, to $4.3 million from $3.9 million, in the three months ended March 31, 2012, primarily due to additional long-term debt outstanding during 2012 resulting from our acquisition activities in 2012 and 2011. See “—Liquidity and Capital Resources.”  The increase in interest expense due to higher debt balances was partially offset by lower interest rates on variable interest rate debt instruments.

We recognized income tax expense of $10.9 million in the three months ended March 31, 2012 compared to $8.3 million in the comparable 2011 period.  Our effective tax rate in 2012 was 16.4% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the three months ended March 31, 2012, we classified two additional surgery centers in discontinued operations, of which one center was sold and one was closed during the period.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after-tax loss on the disposition of discontinued interests in surgery centers of $893,000 and $181,000 during the three months ended March 31, 2012 and March 31, 2011, respectively.  The net loss derived from the operations of the discontinued surgery centers was $110,000 during the three months ended March 31, 2012 and the net earnings derived from the operations of the discontinued surgery centers was $698,000 during the three months ended March 31, 2011.

Noncontrolling interests in net earnings for the three months ended March 31, 2012 increased $7.2 million, or 22%, from the comparable 2011 period, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.5% from 18.5% in the three months ended March 31, 2012 as a result of the Company’s higher ownership percentage in recently acquired centers.  The net loss from discontinued operations attributable to noncontrolling interests was $60,000 during the three months ended March 31, 2012 and the net earnings from discontinued operations attributable to noncontrolling interests were $429,000 during the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2012 and 2011 were $44.3 million and $37.7 million, respectively.  At March 31, 2012, we had working capital of $117.1 million, compared to $109.6 million at December 31, 2011.  Operating activities for the three months ended March 31, 2012 generated $69.1 million in cash flow from operations, compared to $51.3 million in the three months ended March 31, 2011.  The increase in operating cash flow resulted primarily from higher net earnings in the 2012 period over the comparable period.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

interests, which is considered a financing activity, in the three months ended March 31, 2012 and 2011 were $39.0 million and $31.9 million, respectively.  Distributions to noncontrolling interests increased $7.1 million, primarily as a result of additional centers in operation and positive same-center growth, resulting in greater operating cash available for distributions.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At March 31, 2012 and 2011, our net accounts receivable represented 35 and 32 days of revenue outstanding, respectively.  The increase in our days outstanding is primarily due to the addition of 18 multi-specialty centers during 2011, which typically experience slightly longer collection cycles than single specialty centers.

During the three months ended March 31, 2012, we had total acquisitions and capital expenditures of $15.9 million, which included:

•         $9.9 million for the acquisition of interests in ASCs and related transactions;

•         $5.6 million for new or replacement property at existing centers, including $120,000 in new capital leases; and

•         $520,000 for centers under development.

At March 31, 2012, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.5 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.  During the three months ended March 31, 2012, we received $29,000 in capital contributions by our partners.

At March 31, 2012 and December 31, 2011, we had contingent purchase price obligations of $3.5 million and $5.2 million, respectively.  During the three months ended March 31, 2012, we funded through operating cash flow $1.7 million of our purchase price obligations.   The remaining purchase price obligations are related to our acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  We have agreed to pay as additional consideration an amount up to $7.5 million based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3.5 million of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by us within one year of the transaction date.  As of March 31, 2012, we recorded in other long-term liabilities on our balance sheet a purchase price obligation related to our estimate of the working capital adjustment and the fair value of the potential additional consideration due to NSC.

During the three months ended March 31, 2011, we received approximately $3.4 million in cash from the sale of our interests in two surgery centers.

During the three months ended March 31, 2012, we had net repayments on long-term debt of $11.3 million.  At March 31, 2012, we had $342.5 million outstanding under our revolving credit agreement and $75.0 million outstanding pursuant to our senior secured notes.  We were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.

During the three months ended March 31, 2012, we received approximately $2.5 million from the exercise of options under our employee stock option plans.  The tax benefit received from the exercise of those options was approximately $79,000.

In October 2010, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our outstanding common stock to be purchased over the following 18 months.  On April 24, 2012, our Board of Directors approved a new stock repurchase program for up to $40.0 million of our shares of common stock through November 1, 2013.  We intend to fund the purchase price for shares acquired under the plan using primarily cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During the three months ended March 31, 2012, we repurchased 61,149 shares for $1.6 million in order to mitigate the dilutive effect of shares issued pursuant to our stock incentive plans.  In addition, we repurchased approximately 48,100 shares with a value of $1.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification 220, "Presentation of Comprehensive Income." This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU 2011-12, which is an update to the amendment issued in June 2011. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Accounting Standards Update, or ASU, impacts presentation only and had no effect on our consolidated financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011.  We have evaluated ASU 2011-07 and have determined that the requirements of this ASU are not applicable to us as the ultimate collection of our patient service revenue is generally determinable at the time of service, and therefore, the ASU did not have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is applicable to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted effective January 1, 2012.  The adoption of this ASU did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2012, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $2.0 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

January 1, 2012 through
January 31, 2012	20,128 (1)	$26.44	-	$31,415,630 (2)
February 1, 2012 through
February 29, 2012	28,011 (1)	26.10	-	31,415,630 (2)
March 1, 2012 through
March 31, 2012	61,149	25.49	61,149	29,856,942 (2)

Total	109,288	$25.82	61,149	$29,856,942

(1)

During January and February 2012, we repurchased 48,139 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the terms of the restricted stock agreements.

(2)

On October 20, 2010, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period.

Item 3.        Defaults Upon Senior Securities

                    Not applicable.

Item 4.        Mine Safety Disclosures

                    Not applicable.

Item 5.        Other Information

                    Not applicable.

Part II - Continued

Item 6.        Exhibits

Exhibits

10.1        Amended and Restated AmSurg Corp. Supplemental Executive and Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated January 6, 2012).

31.1        Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2        Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1     Section 1350 Certification

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for the three month periods ended March 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011 and (vi) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2012 and 2011.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: May 7, 2012

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)