Form 10-Q
period 2012-06-30
AMSURG CORP
filed 2012-08-03
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Yes [  ]                    No [X]

As of August 1, 2012 there were outstanding 31,577,659 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
June 30, 2012 (unaudited) and December 31, 2011

(Dollars in thousands)

	June 30,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$37,649	$40,718
Accounts receivable, net of allowance of $23,009 and $18,844, respectively	90,446	93,454
Supplies inventory	14,741	15,039
Deferred income taxes	2,478	2,129
Prepaid and other current assets	21,813	21,875

Total current assets	167,127	173,215

Property and equipment, net	143,830	144,558
Investments in unconsolidated affiliates and long-term notes receivable	11,851	10,522
Goodwill	1,240,422	1,229,298
Intangible assets, net	16,248	15,425

Total assets	$1,579,478	$1,573,018

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$10,018	$10,800
Accounts payable	17,442	19,746
Current income taxes payable	-	1,796
Accrued salaries and benefits	22,576	22,224
Other accrued liabilities	9,664	9,088

Total current liabilities	59,700	63,654

Long-term debt	409,726	447,963
Deferred income taxes	125,853	114,167
Other long-term liabilities	28,480	28,131
Commitments and contingencies
Noncontrolling interests – redeemable	171,412	170,636
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,624,480 and 31,283,772
shares outstanding, respectively	174,690	173,187
Retained earnings	473,370	443,058

Total AmSurg Corp. equity	648,060	616,245
Noncontrolling interests – non-redeemable	136,247	132,222

Total equity	784,307	748,467

Total liabilities and equity	$1,579,478	$1,573,018

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings (unaudited)

Three Months and Six Months Ended June 30, 2012 and 2011

(In thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$231,581	$187,522	$461,792	$365,248

Operating expenses:
Salaries and benefits	70,957	57,127	143,410	112,380
Supply cost	33,169	23,938	65,386	46,418
Other operating expenses	48,681	40,393	96,090	78,153
Depreciation and amortization	7,463	6,133	14,838	12,046

Total operating expenses	160,270	127,591	319,724	248,997

Equity in earnings of unconsolidated affiliates	316	-	711	-

Operating income	71,627	59,931	142,779	116,251

Interest expense	4,159	3,631	8,428	7,573

Earnings from continuing operations before income taxes	67,468	56,300	134,351	108,678

Income tax expense	11,263	8,899	22,204	17,166

Net earnings from continuing operations	56,205	47,401	112,147	91,512

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers,
net of income tax	-	60	(110)	758
Loss on disposal of discontinued interests in surgery centers,
net of income tax	(660)	(1,084)	(1,553)	(1,265)

Net loss from discontinued operations	(660)	(1,024)	(1,663)	(507)

Net earnings	55,545	46,377	110,484	91,005

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	40,009	34,718	80,232	67,224
Net earnings (loss) from discontinued operations	-	29	(60)	458

Total net earnings attributable to noncontrolling interests	40,009	34,747	80,172	67,682

Net earnings attributable to AmSurg Corp. common shareholders	$15,536	$11,630	$30,312	$23,323

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$16,196	$12,683	$31,915	$24,288
Discontinued operations, net of income tax	(660)	(1,053)	(1,603)	(965)

Net earnings attributable to AmSurg Corp. common shareholders	$15,536	$11,630	$30,312	$23,323

Earnings per share-basic:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.53	$0.42	$1.04	$0.80
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	(0.02)	(0.03)	(0.05)	(0.03)

Net earnings attributable to AmSurg Corp. common shareholders	$0.51	$0.38	$0.99	$0.77

Earnings per share-diluted:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.51	$0.40	$1.01	$0.78
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	(0.02)	(0.03)	(0.05)	(0.03)

Net earnings attributable to AmSurg Corp. common shareholders	$0.49	$0.37	$0.96	$0.75

Weighted average number of shares and share equivalents outstanding:
Basic	30,743	30,415	30,681	30,418
Diluted	31,577	31,335	31,489	31,180

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months and Six Months Ended June 30, 2012 and 2011

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$55,545	$46,377	$110,484	$91,005

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	-	138	-	515

Comprehensive income, net of income tax	55,545	46,515	110,484	91,520

Less comprehensive income attributable to noncontrolling interests	40,009	34,747	80,172	67,682

Comprehensive income attributable to AmSurg Corp.
common shareholders	$15,536	$11,768	$30,312	$23,838

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Six Months Ended June 30, 2012 and 2011

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2011	31,284	$173,187	$443,058	$-	$132,222	$748,467	$170,636
Issuance of restricted common stock	281	-	-	-	-	-	-
Stock options exercised	325	6,672	-	-	-	6,672	-
Stock repurchased	(266)	(7,219)	-	-	-	(7,219)	-
Share-based compensation	-	3,412	-	-	-	3,412	-
Tax benefit related to
exercise of stock options	-	594	-	-	-	594	-
Net earnings	-	-	30,312	-	13,017	43,329	67,155	$110,484
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(13,709)	(13,709)	(69,022)
Sale of noncontrolling interest	-	(1,587)	-	-	2,494	907	-
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	2,223	2,223	2,467
Disposals and other
transactions impacting
noncontrolling interests	-	(369)	-	-	-	(369)	176

Balance at June 30, 2012	31,624	$174,690	$473,370	$-	$136,247	$784,307	$171,412

Balance at January 1, 2011	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	277	-	-	-	-	-	-
Cancellation of restricted common stock	(23)	(525)	-	-	-	(525)	-
Stock options exercised	236	4,628	-	-	-	4,628	-
Stock repurchased	(248)	(6,185)	-	-	-	(6,185)	-
Share-based compensation	-	3,171	-	-	-	3,171	-
Tax benefit related to
exercise of stock options	-	143	-	-	-	143	-
Net earnings	-	-	23,323	-	3,202	26,525	64,480	$91,005
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(2,740)	(2,740)	(64,580)
Purchase of noncontrolling interest		15				15
Sale of noncontrolling interest	-	(1,427)	-	-	-	(1,427)	1,318
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	10,536	10,536	16,730
Gain on interest rate swap,
net of income tax
expense of $332	-	-	-	515	-	515	-

Balance at June 30, 2011	31,282	$171,342	$416,384	$-	$23,797	$611,523	$165,688

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Six Months Ended June 30, 2012 and 2011

(In thousands)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$110,484	$91,005
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	14,838	12,046
Net loss (gain) on sale of long-lived assets	599	(363)
Share-based compensation	3,412	3,171
Excess tax benefit from share-based compensation	(529)	(463)
Deferred income taxes	13,388	11,460
Equity in earnings of unconsolidated affiliates, net	(711)	-
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	2,935	(1,534)
Supplies inventory	333	67
Prepaid and other current assets	(331)	2,506
Accounts payable	901	(3,737)
Accrued expenses and other liabilities	(2,616)	(1,866)
Other, net	921	733

Net cash flows provided by operating activities	143,624	113,025

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(9,972)	(45,674)
Acquisition of property and equipment	(14,569)	(10,303)
Proceeds from sale of interests in surgery centers	-	3,369

Net cash flows used in investing activities	(24,541)	(52,608)

Cash flows from financing activities:
Proceeds from long-term borrowings	33,378	72,984
Repayment on long-term borrowings	(72,517)	(64,852)
Distributions to noncontrolling interests	(82,759)	(67,360)
Distributions received from unconsolidated affiliates	400	-
Proceeds from issuance of common stock upon exercise of stock options	6,672	4,628
Repurchase of common stock	(7,219)	(6,185)
Capital contributions and ownership transactions by noncontrolling interests	1,119	698
Excess tax benefit from share-based compensation	529	463
Financing cost incurred	(1,755)	(1,986)

Net cash flows used in financing activities	(122,152)	(61,610)

Net decrease in cash and cash equivalents	(3,069)	(1,193)
Cash and cash equivalents, beginning of period	40,718	34,147

Cash and cash equivalents, end of period	$37,649	$32,954

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers.  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company does have an ownership interest of less than 51% in three limited partnerships and LLCs, one of which it consolidates as the Company has substantive participation rights and two of which it does not consolidate as the Company owns 20% of each entity and the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 12, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2012, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at June 30, 2012 and December 31, 2011 reflect allowances for contractual adjustments of $214,063,000 and $136,265,000, respectively, and allowances for bad debt expense of $23,009,000 and $18,844,000, respectively.  The increase in the allowance for contractual adjustments as of June 30, 2012 is the result of increases in gross fee schedules at certain of the Company’s centers.   In addition, certain centers acquired in 2011 recognized contractual adjustments at the date of service prior to January 1, 2012, at which time the centers began applying contractual adjustments upon receipt of payment.  Therefore, higher allowances for contractual adjustments were necessary at June 30, 2012 to allow for consistency in the Company’s billing policy.  Bad debt expense is included in other operating expenses and was approximately $4,791,000 and $10,038,000 for the three and six months ended June 30, 2012, respectively, and $3,880,000 and $7,930,000 for the three and six months ended June 30, 2011, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the six months ended June 30, 2012 and 2011, the Company derived approximately 28% and 31%, respectively, of its revenues from governmental healthcare programs, primarily Medicare and Medicare managed programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  During the six months ended June 30, 2012, the Company, through a wholly owned subsidiary, acquired a controlling interest in two centers, one of which was merged into an existing center.  During the six months ended June 30, 2011, the Company acquired a controlling interest in five centers.  The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the six months ended June 30, 2012 and 2011 was approximately $9,972,000 and $45,674,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

At June 30, 2012 and December 31, 2011, the Company had contingent purchase price obligations of $3,100,000 and $5,236,000.  During the six months ended June 30, 2012, the Company funded through operating cash flow $1,829,000 of its purchase price obligations.   The remaining purchase price obligations are related to the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  The Company has agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3,500,000 of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date.  During the six months ended June 30, 2012, the Company paid NSC $115,000 to settle the working capital adjustment and authorized the release from escrow of $500,000 related to the working capital adjustment.  As of June 30, 2012, the Company has recorded in other long-term liabilities in the accompanying balance sheet purchase price obligations related to the Company’s estimate of the fair value of the potential additional consideration due to NSC.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Accounts receivable	$140	$1,644
Supplies, inventory, prepaid and other current assets	74	498
Property and equipment	786	3,703
Goodwill	11,911	69,308
Other intangible assets	-	1,750
Accounts payable	(11)	(550)
Other accrued liabilities	(67)	(135)
Long-term debt	-	(2,639)

Total fair value	12,833	73,579
Less: Fair value attributable to noncontrolling interests	4,690	27,905

Acquisition date fair value of total consideration transferred	$8,143	$45,674

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the six months ended June 30, 2012 and 2011, respectively, approximately $7,579,000 and $42,530,000 of goodwill recorded was deductible for tax purposes. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $52,000 and $75,000 in acquisition related costs, primarily attorney fees, for the six  months ended June 30, 2012 and 2011, respectively.

Revenues and net earnings included in the six months ended June 30, 2012 and 2011 associated with these acquisitions are as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Revenues	$730	$6,588

Net earnings	222	2,210
Less: Net earnings attributable to noncontrolling interests	105	1,254

Net earnings attributable to AmSurg Corp. common shareholders	$117	$956

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the six months ended June 30, 2012 and 2011, assuming all 2012 and 2011 acquisitions had been consummated on January 1, 2011, are as follows (in thousands, except per share data):

	Six Months Ended
	June 30,
	2012	2011

Revenues	$462,351	$457,755
Net earnings	110,629	130,834
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	31,966	29,667
Net earnings	30,363	28,307
Net earnings from continuing operations per common share:
Basic	$1.04	$0.98
Diluted	$1.02	$0.95
Net earnings:
Basic	$0.99	$0.93
Diluted	$0.96	$0.91
Weighted average number of shares and share equivalents:
Basic	30,681	30,418
Diluted	31,489	31,180

(5)  Dispositions

The Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers.  Results of the centers discontinued for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cash proceeds from disposal	$-	$3	$-	$3,369
Net loss from discontinued operations	(660)	(1,024)	(1,663)	(507)
Net loss from discontinued operations attributable to AmSurg Corp.	(660)	(1,053)	(1,603)	(965)

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the discontinued surgery centers for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	-	1,772	772	5,842
Earnings (loss) before income taxes	-	82	(92)	959
Net earnings (loss)	-	60	(110)	758

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance, beginning of period	$1,240,422	$899,984	$1,229,298	$894,497
Goodwill acquired, including post acquisition adjustments	-	65,077	11,911	75,240
Disposals	-	(91)	(787)	(4,767)

Balance, end of period	$1,240,422	$964,970	$1,240,422	$964,970

Amortizable intangible assets at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$8,285	$(2,373)	$5,912	$6,541	$(1,838)	$4,703
Agreements, contracts and other intangible assets	3,448	(2,137)	1,311	3,448	(2,026)	1,422

Total amortizable intangible assets	$11,733	$(4,510)	$7,223	$9,989	$(3,864)	$6,125

Amortization of intangible assets for the three months ended June 30, 2012 and 2011 was $332,000 and $375,000, respectively, and for the six months ended June 30, 2012 and 2011 was $646,000 and $677,000, respectively.  Estimated amortization of intangible assets for the remainder of 2012 and the following five years and thereafter is $718,000, $1,431,000, $1,427,000, $1,426,000, $1,426,000, $617,000 and $178,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 5.2 years.

At June 30, 2012 and December 31, 2011, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,025,000 and $9,300,000, respectively.

(7)  Long-term Debt

Long-term debt at June 30, 2012 and December 31, 2011 was comprised of the following (in thousands):

	June 30,	December 31,
	2012	2011

Revolving credit agreement	$316,000	$351,000
Fixed rate senior secured notes	75,000	75,000
Other debt	17,567	20,052
Capitalized lease arrangements	11,177	12,711

	419,744	458,763
Less current portion	10,018	10,800

Long-term debt	$409,726	$447,963

On June 29, 2012, the Company amended its revolving credit agreement which it utilizes to, among other things, finance its acquisition and development projects and stock repurchase programs.   The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.75% to 1.75% or LIBOR plus 1.5% to 2.25%, or a combination thereof; provides for a fee of 0.2% to 0.4% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2017 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with all covenants contained in the revolving credit agreement at June 30, 2012.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The Company’s $75,000,000 of 6.04% fixed rate senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August 2013 and are set to mature on May 28, 2020.  The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement.  The Company was in compliance with all covenants contained in the note purchase agreement at June 30, 2012.

(8)  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the interest rate swap, net of tax, of $138,000 and $515,000 was included in other comprehensive income for the three and six months ended June 30, 2011.  The Company had no accumulated other comprehensive income or loss, net of income taxes, at June 30, 2012 and December 31, 2011.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at June 30, 2012 and December 31, 2011, the Company utilized Level 2 inputs to perform such measurements related to the supplemental executive retirement plan, which were commensurate with the market approach, and utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	June 30,	December 31,
	2012	2011
Assets:
Supplemental executive retirement savings plan investments - Level 2	$8,051	$6,516

Liabilities:
Contingent purchase price payable - Level 3	$3,100	$3,100

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  In determining the fair value of the contingent purchase price payable, management prepared an estimate of the expected earnings of the centers acquired from NSC under various scenarios and weighted the probable outcome of each scenario using a range of expected probability of 25% to 40%.  Management discounted the results of such analysis using a discount rate of 1.6%.  There have been no changes to the fair value of the

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

contingent purchase price payable since its establishment. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2012.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $98,062,000, was $105,770,000 at June 30, 2012.  The fair value of variable rate long-term debt approximates its carrying value of $321,682,000 at June 30, 2012.  The fair value of fixed rate long-term debt, with a carrying value of $101,188,000, was $105,302,000 at December 31, 2011.  The fair value of variable rate long-term debt approximated its carrying value of $357,575,000 at December 31, 2011.  The fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

(10)  Shareholders’ Equity

a.   Common Stock

On October 20, 2010, the Company’s Board of Directors authorized a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased over the following 18 months. On April 24, 2012, the Board of Directors authorized a new stock purchase program for up to $40,000,000 of the Company’s shares of common stock through November 1, 2013.

During the six months ended June 30, 2012, the Company purchased 216,994 shares of the Company’s common stock for approximately $5,956,000, at an average price of $27 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the six months ended June 30, 2011, the Company purchased 248,100 shares of the Company’s common stock for approximately $6,185,000, at an average price of $25 per share.  In addition, during the six months ended June 30, 2012, and June 30, 2011, the Company repurchased 48,139 shares and 22,802 shares, respectively, of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At June 30, 2012, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,069,084 shares were available for future equity grants, including 931,575 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2010 is fully vested but is restricted from trading for five years from the date of grant.  Restricted stock granted to outside directors in 2011 and 2012 vests over a two and one year period, respectively and is subject to certain holding restrictions.  Restricted stock granted to employees during 2009 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2009 is fully vested.  In addition, shares held by the Company’s senior management are subject to certain holding restrictions.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant.  Prior to 2007, granted options vested in four equal annual installments, commencing on the date of grant.  Options granted in 2007 and 2008 vest at the end of four years from the grant date.  No options were issued in 2012 and 2011.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Share-based compensation expense	$1,620	$1,578	$3,412	$3,171
Fair value of shares vested	477	294	6,425	2,657
Cash received from option exercises	4,151	1,031	6,672	4,628
Tax benefit from option exercises	450	61	529	463

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

As of June 30, 2012, the Company had total unrecognized compensation cost of approximately $9,543,000 related to non-vested awards, which the Company expects to recognize through 2016 and over a weighted average period of 1.2 years.

Average outstanding share-based awards to purchase approximately 39,062 and 792,165 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended June 30, 2012 and 2011, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of non-vested restricted shares at June 30, 2012 and changes during the six months ended June 30, 2012 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2011	732,412	$21.91
Shares granted	281,429	26.78
Shares vested	(183,019)	25.98
Shares forfeited	(448)	24.75

Non-vested shares at June 30, 2012	830,374	$22.51

A summary of stock option activity for the six months ended June 30, 2012 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2011	2,510,054	$23.09	3.4
Options exercised with total intrinsic value of $6,672,000	(324,860)	20.54
Options terminated	(5,625)	21.85

Outstanding at June 30, 2012 with aggregate intrinsic value of $14,189,000	2,179,569	$23.47	2.9

Vested at June 30, 2012 with aggregate intrinsic value of $14,189,000	2,179,569	$23.47	2.9

Exercisable at June 30, 2012 with aggregate intrinsic value of $14,189,000	2,179,569	$23.47	2.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2012 exercised their options at the Company’s closing stock price on June 30, 2012.

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

2012:
Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (basic)	$16,196	30,743	$0.53	$31,915	30,681	$1.04

Effect of dilutive securities
options and non-vested shares	-	834		-	808

Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (diluted)	$16,196	31,577	$0.51	$31,915	31,489	$1.01

Net earnings attributable
to AmSurg Corp. per common	$15,536	30,743	$0.51	$30,312	30,681	$0.99
share (basic)
Effect of dilutive securities
options and non-vested shares	-	834		-	808

Net earnings attributable
to AmSurg Corp. per common
share (diluted)	$15,536	31,577	$0.49	$30,312	31,489	$0.96

2011:
Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (basic)	$12,683	30,415	$0.42	$24,288	30,418	$0.80

Effect of dilutive securities
options and non-vested shares	-	920		-	762

Net earnings from continuing
operations attributable to
AmSurg Corp. per common
share (diluted)	$12,683	31,335	$0.40	$24,288	31,180	$0.78

Net earnings attributable
to AmSurg Corp. per common	$11,630	30,415	$0.38	$23,323	30,418	$0.77
share (basic)
Effect of dilutive securities
options and non-vested shares	-	920		-	762

Net earnings attributable
to AmSurg Corp. per common
share (diluted)	$11,630	31,335	$0.37	$23,323	31,180	$0.75

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2012.

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

(13)  Recent Accounting Pronouncements

In June 2011, the FASB amended ASC 220, "Presentation of Comprehensive Income." This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12, which is an update to the amendment issued in June 2011. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This ASU impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

(14)  Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Cash paid during the period for:
Interest	$8,178	$6,899
Income taxes, net of refunds	11,963	5,614

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of
property and equipment	(225)	(867)
Capital lease obligations	48	188

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	12,911	76,923
Liabilities assumed and noncontrolling interests	(4,768)	(31,249)
Payment of purchase price payable	1,829	-

Payment for interests in surgery centers and related transactions	$9,972	$45,674

(15)  Subsequent Events

The Company assessed events occurring subsequent to June 30, 2012 for potential recognition and disclosure in the unaudited consolidated financial statements. In July 2012, the Company, through a wholly owned subsidiary, acquired a majority interest in a surgery center for approximately $6,200,000.  Other than as previously described, no events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and listed below in this report, some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under “Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties:

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of June 30, 2012, we had 228 operating ASCs, of which we owned a majority interest (primarily 51%) in 225 ASCs and owned a minority interest in three ASCs (one of which is consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and six months ended June 30, 2012 and 2011.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Procedures	385,630	338,331	768,180	656,601
Continuing centers in operation, end of period (consolidated)	226	206	226	206
Continuing centers in operation, end of period (unconsolidated)	2	-	2	-
Average number of continuing centers in operation, during period	225	206	225	203
New centers added during period	1	5	2	6
Centers discontinued during period	-	1	2	2
Centers under development, end of period	-	1	-	1
Centers under letter of intent, end of period	7	4	7	4

Of the continuing centers in operation at June 30, 2012, 147 centers performed gastrointestinal endoscopy procedures, 39 centers performed procedures in multiple specialties, 35 centers performed ophthalmology procedures and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  During the six months ended June 30, 2012, we experienced same-center revenue growth of 4%.  We estimate that 1% of this increase was a result of improved winter weather conditions in 2012 compared to 2011.  We expect our same-center revenue growth for 2012 to be 2% to 3%.  Our growth strategy also includes the acquisition and development of additional surgery centers, which we expect on an annual basis would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions would occur in the latter part of 2012, their contribution to our 2012 operating income would not be significant.

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

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients.  The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  We derived approximately 28% and 31% of our revenues in the six months ended June 30, 2012 and 2011, respectively, from governmental healthcare programs, primarily Medicare and Medicare managed programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. The final reimbursement rates announced by CMS in November 2011 for 2012, reflect a 1.6% net increase, which we estimate will positively impact our 2012 revenue by approximately $5.0 million.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.  We estimate that recently announced preliminary reimbursement rates for 2013 by CMS, which are subject to final approval in November 2012, would positively impact our 2013 revenue by approximately $4.0 million.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or repealed or their impact could be offset by reductions in reimbursement under the Medicare program.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Reform Law except for provisions that would have allowed the Department of Health and Human Services to penalize states that do not implement the Medicaid expansion of the law with the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion and what the resulting impact will be on the number of uninsured individuals.  Repeal of the Health Reform Law continues to be a theme in political campaigns during this election year.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers.  We increase our number of centers through both acquisitions and developments.  Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2012 same-center group, comprised of 202 centers and constituting approximately 89% of our total number of centers, had 3%  and 4% revenue growth during the three and six months ended June 30, 2012, respectively.  We have revised our same-center revenue growth expectations for 2012 to a 2% to 3% increase.  Our revised estimate is a result of improved results experienced in the three months ended March 31, 2012 and reflects positive rate adjustments from CMS in 2012 versus negative rate adjustments experienced in prior years.

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.7	30.4	31.0	30.8
Supply cost	14.3	12.8	14.2	12.7
Other operating expenses	21.0	21.5	20.8	21.4
Depreciation and amortization	3.2	3.3	3.2	3.3

Total operating expenses	69.2	68.0	69.2	68.2

Equity in earnings of unconsolidated affiliates	0.1	-	0.1	-

Operating income	30.9	32.0	30.9	31.8

Interest expense	1.8	2.0	1.8	2.1

Earnings from continuing operations before income taxes	29.1	30.0	29.1	29.7

Income tax expense	4.8	4.7	4.8	4.7

Net earnings from continuing operations, net of income tax	24.3	25.3	24.3	25.0

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax expense	-	-	-	0.2
Loss on disposal of discontinued interests in surgery centers,
net of income tax expense	(0.3)	(0.6)	(0.4)	(0.3)

Net loss from discontinued operations	(0.3)	(0.6)	(0.4)	(0.1)

Net earnings	24.0	24.7	23.9	24.9

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.3	18.5	17.3	18.4
Net earnings from discontinued operations	-	-	-	0.1

Total net earnings attributable to noncontrolling interests	17.3	18.5	17.3	18.5

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.2%	6.6%	6.4%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	7.0%	6.8%	6.9%	6.6%
Discontinued operations, net of income tax	(0.3%)	(0.6%)	(0.3%)	(0.2%)

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.2%	6.6%	6.4%

The number of procedures performed in our ASCs increased by 47,301, or 14%, to 385,630, and 111,579, or 17%, to 768,180 in the three and six months ended June 30, 2012, respectively, from 338,331 and 656,601 in the comparable 2011 periods.  Revenues increased $44.1 million, or 24%, to $231.6 million and $96.5 million, or 26%, to $461.8 million in the three and six months ended June 30, 2012, respectively, from $187.5 million and $365.2 million in the comparable 2011 periods.  The increase in procedure and revenue growth is primarily attributable to the additional centers acquired in 2011 and 2012 and our same-center revenue growth as follows:

•         centers acquired or opened in 2011, which contributed $38.5 million and $81.0 million of additional revenues in the three and six months ended June 30, 2012, respectively, due to having a full period of operations in 2012;

•         $5.2 million and $14.6 million of revenue growth for the three and six months ended June 30, 2012, respectively, recognized by our 2012 same-center group, reflecting a 3% and 4% increase, respectively, primarily as a result of procedure growth; and

•         centers acquired in 2012, which generated $515,000 and $730,000 in revenues during the three and six months ended June 30, 2012, respectively.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2011, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the three and six months ended June 30, 2011.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Salaries and benefits increased by 24% and 28% to $71.0 million and $143.4 million in the three and six months ended June 30, 2012, respectively, from $57.1 million and $112.4 million in the comparable 2011 periods.  Salaries and benefits as a percentage of revenues increased by 30 basis points and 20 basis points in the  three and six months ended June 30, 2012, respectively, compared to June 30, 2011, primarily due to increases in center and corporate salaries and benefits.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 24% and 27% increase in salaries and benefits at our surgery centers in the three and six months ended June 30, 2012, respectively.  Furthermore, we experienced a 26% and 32% increase in salaries and benefits at our corporate offices during the three and six months ended June 30, 2012, over the comparable 2011 periods, due to higher bonus expense in 2012 as compared to 2011, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Supply cost was $33.2 million and $65.4 million in the three and six months ended June 30, 2012, respectively, an increase of $9.2 million and $19.0 million, or 39% and 41%, over supply cost in the comparable 2011 periods.  The increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure of 20% in the six months ended June 30, 2012.  This increase in our average supply cost per procedure is a result of the acquisition of 18 multi-specialty centers acquired in the latter part of 2011, which generally have higher supply cost per procedure than single specialty centers and an increase in certain drug costs at our gastroenterology centers due to supply shortages.

Other operating expenses increased $8.3 million, or 21%, and $17.9 million, or 23%, to $48.7 million and $96.1 million in the three and six months ended June 30, 2012, respectively, from $40.4 million and $78.2 million in the comparable 2011 periods.  The additional expense in the 2012 period resulted primarily from:

•         centers acquired or opened during 2011, which resulted in an increase of $8.4 million and $17.4 million in other operating expenses in the three and six months ended June 30, 2012, respectively; and

•         an increase of $2.0 million and $3.8 million in other operating expenses at our 2012 same-center group in the three and six months ended June 30, 2012, respectively, resulting primarily from general inflationary cost increases.

Additionally, other operating expenses during the three and six months ended June 30, 2011 included $1.1 million of transaction related costs associated with the acquisition of the NSC centers in 2011.

Depreciation and amortization expense increased $1.3 million, or 22%, and $2.7 million, or 23%, in the three and six months ended June 30, 2012, respectively, primarily as a result of centers acquired during 2011 and 2012.

We anticipate further increases in operating expenses in 2012, primarily due to additional acquired centers and potential additional start-up centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens.  During the six months ended June 30, 2012, we had one center under development that commenced operations.

Interest expense increased $528,000, or 15%, and $855,000, or 11%, to $4.2 million and $8.4 million in the three and six months ended June 30, 2012, respectively, from $3.6 million and $7.6 million in the comparable periods in 2011.  This increase was primarily due to additional long-term debt outstanding during 2012 resulting from our acquisition activities in 2012 and 2011. See “—Liquidity and Capital Resources.”

We recognized income tax expense of $11.3 million and $22.2 million in the three and six months ended June 30, 2012, respectively, compared to $8.9 million and $17.2 million in the comparable 2011 periods.  Our effective tax rate in 2012 was 16.5% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the six months ended June 30, 2012, we classified two additional surgery centers in discontinued operations, of which one center was sold and one was closed during the period.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after-tax loss on the disposition of discontinued interests in surgery centers of $660,000 and $1.6 million during the three and six months ended June 30, 2012, respectively, and $1.1 million and $1.3 million during the three and six months ended June 30, 2011, respectively.  The net loss derived from the operations of the discontinued surgery centers was $0 and $110,000 during the three and six months ended June 30, 2012 and the net earnings derived from the operations of the discontinued surgery centers was $60,000 and $758,000 during the three and six months ended June 30, 2011.

Noncontrolling interests in net earnings for the three and six months ended June 30, 2012 increased $5.3 million, or 15%, and $12.5 million, or 19%, from the comparable 2011 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.3% from 18.5%, and to 17.3% from 18.5% in the three and six months ended June 30, 2012, respectively, as a result of the Company’s higher ownership percentage in centers acquired in the prior year.  The net loss from discontinued operations attributable to noncontrolling interests was $0 and $60,000 during the three and six months ended June 30, 2012, respectively, and the net earnings from discontinued operations attributable to noncontrolling interests were $29,000 and $458,000 during the three and six months ended June 30, 2011, respectively.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2012 and 2011 were $37.6 million and $32.9 million, respectively.  At June 30, 2012, we had working capital of $107.4 million, compared to $109.6 million at December 31, 2011.  Operating activities for the six months ended June 30, 2012 generated $143.6 million in cash flow from operations, compared to $113.0 million in the six months ended June 30, 2011.  The increase in operating cash flow resulted primarily from higher net earnings in the 2012 period over the comparable period.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the six months ended June 30, 2012 and 2011 were $82.8 million and $67.4 million, respectively.  Distributions to noncontrolling interests increased $15.4 million, primarily as a result of additional centers in operation and positive same-center growth, resulting in greater operating cash available for distributions.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At June 30, 2012 and 2011, our net accounts receivable represented 34 and 31 days of revenue outstanding, respectively.  The increase in our days outstanding is primarily due to the addition of 18 multi-specialty centers during the second half of 2011, which typically experience slightly longer collection cycles than single specialty centers.

During the six months ended June 30, 2012, we had total acquisitions and capital expenditures of $24.5 million, which included:

•         $10.0 million for the acquisition of interests in ASCs and related transactions;

•         $14.2 million for new or replacement property at existing centers, including $168,000 in new capital leases; and

•         $520,000 for centers under development.

At June 30, 2012, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $3.0 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.  During the six months ended June 30, 2012, we received $29,000 in capital contributions by our partners.

At June 30, 2012 and December 31, 2011, we had contingent purchase price obligations of $3.1 million and $5.2 million, respectively.  During the six months ended June 30, 2012, we funded through operating cash flow $1.8 million of our purchase price obligations.   The remaining purchase price obligations are related to our acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  We have agreed to pay as additional consideration an amount up to $7.5 million based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3.5 million of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by us within one year of the transaction date. During the six months ended June 30, 2012, the Company paid NSC $115,000 to settle the working capital adjustment and authorized the release from escrow of $500,000 related to the working capital adjustment.  As of June 30, 2012, we recorded in other long-term liabilities on our consolidated balance sheet a purchase price obligation related to the fair value of the potential additional consideration due to NSC.

During the six months ended June 30, 2011, we received approximately $3.4 million in cash from the sale of our interests in three surgery centers.

On June 29, 2012, we amended our revolving credit agreement which we utilize to, among other things, finance our acquisition and development projects and any future stock repurchase programs.  As a result of the amendment, the availability under the credit agreement was increased $25.0 million to $475.0 million; the maturity date was extended from April 2016 to June 2017; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.5% to 2.25% from LIBOR plus 1.75% to 2.75%.

During the six months ended June 30, 2012, we had net repayments on long-term debt of $39.1 million.  At June 30, 2012, we had $316.0 million outstanding under our revolving credit agreement and $75.0 million outstanding pursuant to our senior secured notes.  We were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.

During the six months ended June 30, 2012, we received approximately $6.7 million from the exercise of options under our employee stock option plans.  The tax benefit received from the exercise of those options was approximately $529,000.

In October 2010, our Board of Directors authorized a stock repurchase program for up to $40.0 million of our outstanding common stock to be purchased over the following 18 months.  On April 24, 2012, our Board of Directors approved a new stock repurchase program for up to $40.0 million of our shares of common stock through November 1, 2013.  We intend to fund the purchase price for shares acquired under the plan using primarily cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

under our revolving credit facility.  During the six months ended June 30, 2012, we repurchased 216,994 shares for $6.0 million in order to mitigate the dilutive effect of shares issued pursuant to stock option exercises.  In addition, we repurchased approximately 48,100 shares with a value of $1.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification 220, "Presentation of Comprehensive Income." This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU 2011-12, which is an update to the amendment issued in June 2011. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This Accounting Standards Update, or ASU, impacts presentation only and had no effect on our consolidated financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2012, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.9 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.        Legal Proceedings

                    Not applicable.

Item 1A.     Risk Factors

                We are unable to predict the impact of the Health Reform Law, which represents significant change across the healthcare industry. The Health Reform Law represents significant change to the healthcare industry. As enacted, it will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending, reform certain aspects of health insurance, expand existing efforts to tie Medicare and Medicaid payments to performance and quality and strengthen fraud and abuse enforcement.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Reform Law except for provisions that would have allowed the Department of Health and Human Services to penalize states that do not implement the Medicaid expansion of the law with the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion and what the resulting impact will be on the number of uninsured individuals.  Implementation of the Health Reform Law could be delayed or even blocked due to efforts to repeal or amend the law, and the law remains subject to court challenges on certain issues, Thus, it is not clear at this time what all of the impacts of the Health Reform Law will be and what effect the legislation will have on ASCs or the healthcare industry as a whole.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

April 1, 2012 through
April 30, 2012	-	$-	-	$40,000,000 (1)
May 1, 2012 through
May 31, 2012	155,845	28.18	155,845	35,608,288 (1)
June 1, 2012 through
June 30, 2012	-	-	-	35,608,288 (1)

Total	155,845	$28.18	155,845	$35,608,288

(1)

On April 24, 2012, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period.

Item 3.        Defaults Upon Senior Securities

                    Not applicable.

Item 4.        Mine Safety Disclosures

                    Not applicable.

Item 5.        Other Information

                    Not applicable.

Part II - Continued

Item 6.        Exhibits

Exhibits

3.1       Second Amended and Restated Charter of AmSurg Corp, as amended. (Restated for SEC filing purposes only)

3.2       Second Amended and Restated Bylaws of AmSurg Corp, as amended. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2012)

10.1     AmSurg Corp. 2006 Stock Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2012)

10.2     Fourth Amendment to Revolving Credit Agreement and Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2012)

10.3     Third Amendment to Note Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2012)

31.1        Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2        Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1     Section 1350 Certification

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for the three and six month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011 and (vi) the notes to the Unaudited Consolidated Financial Statements for the six month periods ended June 30, 2012 and 2011.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: August 3, 2012

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)