Form 10-Q
period 2012-09-30
AMSURG CORP
filed 2012-11-05
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Yes [  ]                    No [X]

As of November 2, 2012 there were outstanding 31,679,440 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
September 30, 2012 (unaudited) and December 31, 2011

(Dollars in thousands)

	September 30,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$35,682	$40,718
Accounts receivable, net of allowance of $23,414 and $18,844, respectively	88,733	93,454
Supplies inventory	14,765	15,039
Deferred income taxes	3,027	2,129
Prepaid and other current assets	22,139	21,875

Total current assets	164,346	173,215

Property and equipment, net	144,599	144,558
Investments in unconsolidated affiliates and long-term notes receivable	11,883	10,522
Goodwill	1,250,451	1,229,298
Intangible assets, net	16,062	15,425

Total assets	$1,587,341	$1,573,018

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$12,274	$10,800
Accounts payable	18,325	19,746
Current income taxes payable	-	1,796
Accrued salaries and benefits	25,324	22,224
Other accrued liabilities	9,568	9,088

Total current liabilities	65,491	63,654

Long-term debt	385,681	447,963
Deferred income taxes	131,646	114,167
Other long-term liabilities	28,772	28,131
Commitments and contingencies
Noncontrolling interests – redeemable	174,887	170,636
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,679,440 and 31,283,772
shares outstanding, respectively	175,971	173,187
Retained earnings	488,807	443,058

Total AmSurg Corp. equity	664,778	616,245
Noncontrolling interests – non-redeemable	136,086	132,222

Total equity	800,864	748,467

Total liabilities and equity	$1,587,341	$1,573,018

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings (unaudited)

Three Months and Nine Months Ended September 30, 2012 and 2011

(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$226,399	$194,840	$688,191	$560,088

Operating expenses:
Salaries and benefits	72,733	60,496	216,143	172,876
Supply cost	31,535	25,112	96,921	71,530
Other operating expenses	47,339	43,123	143,429	121,276
Depreciation and amortization	7,635	6,531	22,473	18,577

Total operating expenses	159,242	135,262	478,966	384,259

Equity in earnings of unconsolidated affiliates	392	147	1,103	147

Operating income	67,549	59,725	210,328	175,976

Interest expense	3,537	3,597	11,965	11,170

Earnings from continuing operations before income taxes	64,012	56,128	198,363	164,806

Income tax expense	10,247	8,451	32,451	25,617

Net earnings from continuing operations	53,765	47,677	165,912	139,189

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers,
net of income tax	-	59	(110)	817
Loss on disposal of discontinued interests in surgery centers,
net of income tax	-	(119)	(1,553)	(1,384)

Net loss from discontinued operations	-	(60)	(1,663)	(567)

Net earnings	53,765	47,617	164,249	138,622

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	38,328	34,660	118,560	101,884
Net (loss) earnings from discontinued operations	-	(169)	(60)	289

Total net earnings attributable to noncontrolling interests	38,328	34,491	118,500	102,173

Net earnings attributable to AmSurg Corp. common shareholders	$15,437	$13,126	$45,749	$36,449

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$15,437	$13,017	$47,352	$37,305
Discontinued operations, net of income tax	-	109	(1,603)	(856)

Net earnings attributable to AmSurg Corp. common shareholders	$15,437	$13,126	$45,749	$36,449

Earnings per share-basic:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.50	$0.43	$1.54	$1.23
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	-	-	(0.05)	(0.03)

Net earnings attributable to AmSurg Corp. common shareholders	$0.50	$0.43	$1.49	$1.20

Earnings per share-diluted:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.49	$0.42	$1.50	$1.20
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	-	-	(0.05)	(0.03)

Net earnings attributable to AmSurg Corp. common shareholders	$0.49	$0.42	$1.45	$1.17

Weighted average number of shares and share equivalents outstanding:
Basic	30,819	30,436	30,727	30,424
Diluted	31,697	31,162	31,558	31,174

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income (unaudited)

Three Months and Nine Months Ended September 30, 2012 and 2011

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net earnings	$53,765	$47,617	$164,249	$138,622

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	-	-	-	515

Comprehensive income, net of income tax	53,765	47,617	164,249	139,137

Less comprehensive income attributable to noncontrolling interests	38,328	34,491	118,500	102,173

Comprehensive income attributable to AmSurg Corp.
common shareholders	$15,437	$13,126	$45,749	$36,964

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Loss	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2011	31,284	$173,187	$443,058	$-	$132,222	$748,467	$170,636
Issuance of restricted common stock	281	-	-	-	-	-	-
Cancellation of restricted common stock	(2)	-	-	-	-	-	-
Stock options exercised	580	11,928	-	-	-	11,928	-
Stock repurchased	(464)	(13,101)	-	-	-	(13,101)	-
Share-based compensation	-	5,119	-	-	-	5,119	-
Tax benefit related to
exercise of stock options	-	1,318	-	-	-	1,318	-
Net earnings	-	-	45,749	-	18,578	64,327	99,922	$164,249
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(20,192)	(20,192)	(102,804)
Purchase of noncontrolling interest	-	166	-	-	(289)	(123)	(81)
Sale of noncontrolling interest	-	(2,277)	-	-	3,555	1,278	-
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	2,212	2,212	7,038
Disposals and other
transactions impacting
noncontrolling interests	-	(369)	-	-	-	(369)	176

Balance at September 30, 2012	31,679	$175,971	$488,807	$-	$136,086	$800,864	$174,887

Balance at January 1, 2011	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	277	-	-	-	-	-	-
Cancellation of restricted common stock	(23)	(525)	-	-	-	(525)	-
Stock options exercised	244	4,760	-	-	-	4,760	-
Stock repurchased	(248)	(6,185)	-	-	-	(6,185)	-
Share-based compensation	-	4,762	-	-	-	4,762	-
Tax benefit related to
exercise of stock options	-	169	-	-	-	169	-
Net earnings	-	-	36,449	-	5,611	42,060	96,562	$138,622
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(5,411)	(5,411)	(97,952)
Purchase of noncontrolling interest		(296)				(296)	(788)
Sale of noncontrolling interest	-	(1,427)	-	-	-	(1,427)	1,772
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	87,294	87,294	20,318
Gain on interest rate swap,
net of income tax
expense of $332	-	-	-	515	-	515	-

Balance at September 30, 2011	31,290	$172,780	$429,510	$-	$100,293	$702,583	$167,652

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2012 and 2011

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$164,249	$138,622
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	22,473	18,577
Net loss (gain) on sale of long-lived assets	599	(1,280)
Share-based compensation	5,119	4,762
Excess tax benefit from share-based compensation	(1,268)	(489)
Deferred income taxes	18,617	18,584
Equity in earnings of unconsolidated affiliates	(1,103)	(147)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	4,831	(671)
Supplies inventory	343	121
Prepaid and other current assets	(325)	1,480
Accounts payable	(2,775)	(2,370)
Accrued expenses and other liabilities	3,510	(2,661)
Other, net	1,842	1,079

Net cash flows provided by operating activities	216,112	175,607

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(16,097)	(188,500)
Acquisition of property and equipment	(20,800)	(15,332)
Proceeds from sale of interests in surgery centers	-	4,574

Net cash flows used in investing activities	(36,897)	(199,258)

Cash flows from financing activities:
Proceeds from long-term borrowings	50,211	230,525
Repayment on long-term borrowings	(111,139)	(99,543)
Distributions to noncontrolling interests	(123,066)	(103,398)
Proceeds from issuance of common stock upon exercise of stock options	11,928	4,760
Repurchase of common stock	(13,101)	(6,185)
Capital contributions and ownership transactions by noncontrolling interests	1,409	698
Excess tax benefit from share-based compensation	1,268	489
Financing cost incurred	(1,761)	(2,003)

Net cash flows (used in) provided by financing activities	(184,251)	25,343

Net (decrease) increase in cash and cash equivalents	(5,036)	1,692
Cash and cash equivalents, beginning of period	40,718	34,147

Cash and cash equivalents, end of period	$35,682	$35,839

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

As further described in note 12, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2012, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at September 30, 2012 and December 31, 2011 reflect allowances for contractual adjustments of $208,374,000 and $136,265,000, respectively, and allowances for bad debt expense of $23,414,000 and $18,844,000, respectively.  The increase in the allowance for contractual adjustments as of September 30, 2012 is the result of increases in gross fee schedules at certain of the Company’s centers.   In addition, certain centers acquired in 2011 recognized contractual adjustments at the date of service prior to January 1, 2012, at which time the centers began applying contractual adjustments upon receipt of payment.  Therefore, higher allowances for contractual adjustments were necessary at September 30, 2012 to allow for consistency in the Company’s billing policy.  Bad debt expense is included in other operating expenses and was approximately $5,069,000 and $15,107,000 for the three and nine months ended September 30, 2012, respectively, and $5,100,000 and $13,034,000 for the three and nine months ended September 30, 2011, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the nine months ended September 30, 2012 and 2011, the Company derived approximately 28% and 31%, respectively, of its revenues from governmental healthcare programs, primarily Medicare and Medicare managed programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  During the nine months ended September 30, 2012, the Company, through a wholly owned subsidiary, acquired a controlling interest in three centers, one of which was merged into an existing center.  During the nine months ended September 30, 2011, the Company acquired a controlling interest in 20 centers.  The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the nine months ended September 30, 2012 and 2011 was approximately $16,097,000 and $188,500,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

At September 30, 2012 and December 31, 2011, the Company had contingent purchase price obligations of $3,100,000 and $5,236,000.  During the nine months ended September 30, 2012, the Company funded through operating cash flow $1,829,000 of its purchase price obligations.   The remaining purchase price obligations are related to the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  The Company agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3,500,000 of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date.  During the nine months ended September 30, 2012, the Company paid NSC $115,000 to settle the working capital adjustment and authorized the release from escrow of $500,000 related to the working capital adjustment.  As of September 30, 2012, the Company has recorded in other long-term liabilities in the accompanying balance sheet purchase price obligations related to the Company’s estimate of the fair value of the potential additional consideration due to NSC.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30,
		Acquired
	Individual	NSC	Individual
	Acquisitions	Centers	Acquisitions
	2012	2011

Accounts receivable	$323	$16,032	$2,180
Supplies, inventory, prepaid and other current assets	143	5,357	730
Investment in unconsolidated affiliates	-	10,710	-
Property and equipment	1,203	13,347	4,016
Goodwill	21,940	168,544	87,505
Other intangible assets	150	-	1,750
Accounts payable	(104)	(2,574)	(709)
Other accrued liabilities	(137)	(4,609)	(150)
Long-term debt	-	(2,900)	(2,699)
Other long-term liabilities	-	(422)	-

Total fair value	23,518	203,485	92,623
Less: Fair value attributable to noncontrolling interests	9,250	71,322	36,286

Acquisition date fair value of total consideration transferred	$14,268	$132,163	$56,337

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the nine months ended September 30, 2012 and 2011, respectively, approximately $13,255,000 and $161,000,000 of goodwill recorded was deductible for tax purposes. Goodwill deductible for tax purposes associated with the acquisition of the NSC centers was $108,000,000 for the nine months ended September 30, 2011.  Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $128,000 and $2,657,000 in acquisition related costs, primarily attorney fees, for the nine  months ended September 30, 2012 and 2011, respectively.  The increased transaction costs for the nine months ended September 30, 2011 are primarily due to the acquisition of the NSC centers.

Revenues and net earnings included in the nine months ended September 30, 2012 and 2011 associated with these acquisitions are as follows (in thousands):

	Nine Months Ended September 30,
		Acquired
	Individual	NSC	Individual
	Acquisitions	Centers	Acquisitions
	2012	2011

Revenues	$1,979	$8,910	$13,865

Net earnings	623	(533)	4,592
Less: Net earnings attributable to noncontrolling interests	329	647	2,649

Net earnings attributable to AmSurg Corp. common shareholders	$294	$(1,180)	$1,943

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the nine months ended September 30, 2012 and 2011, assuming all 2012 and 2011 acquisitions had been consummated on January 1, 2011, are as follows (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2012	2011

Revenues	$694,390	$686,562
Net earnings	166,152	185,694
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	48,027	44,180
Net earnings	46,422	43,324
Net earnings from continuing operations per common share:
Basic	$1.56	$1.45
Diluted	$1.52	$1.42
Net earnings:
Basic	$1.51	$1.42
Diluted	$1.47	$1.39
Weighted average number of shares and share equivalents:
Basic	30,727	30,424
Diluted	31,558	31,174

(5)  Dispositions

The Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers.  Results of the centers discontinued for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Cash proceeds from disposal	$-	$1,205	$-	$4,574
Net loss from discontinued operations	-	(60)	(1,663)	(567)
Net gain (loss) from discontinued operations attributable to AmSurg Corp.	-	109	(1,603)	(856)

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the discontinued surgery centers for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$-	$1,336	$772	$7,178
Earnings (loss) before income taxes	-	75	(144)	1,034
Net earnings (loss)	-	59	(110)	817

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance, beginning of period	$1,240,422	$964,970	$1,229,298	$894,497
Goodwill acquired, including post acquisition adjustments	10,029	186,735	21,940	261,975
Disposals	-	-	(787)	(4,767)

Balance, end of period	$1,250,451	$1,151,705	$1,250,451	$1,151,705

Amortizable intangible assets at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$8,291	$(2,660)	$5,631	$6,541	$(1,838)	$4,703
Agreements, contracts and other intangible assets	3,448	(2,192)	1,256	3,448	(2,026)	1,422

Total amortizable intangible assets	$11,739	$(4,852)	$6,887	$9,989	$(3,864)	$6,125

Amortization of intangible assets for the three months ended September 30, 2012 and 2011 was $342,000 and $387,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $988,000 and $1,063,000, respectively.  Estimated amortization of intangible assets for the remainder of 2012 and the following five years and thereafter is $361,000, $1,438,000, $1,431,000, $1,430,000, $1,430,000, $618,000 and $179,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 5.0 years.

At September 30, 2012 and December 31, 2011, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,175,000 and $9,300,000, respectively.

(7)  Long-term Debt

Long-term debt at September 30, 2012 and December 31, 2011 was comprised of the following (in thousands):

	September 30,	December 31,
	2012	2011

Revolving credit agreement	$296,000	$351,000
Fixed rate senior secured notes	75,000	75,000
Other debt	16,432	20,052
Capitalized lease arrangements	10,523	12,711

	397,955	458,763
Less current portion	12,274	10,800

Long-term debt	$385,681	$447,963

On June 29, 2012, the Company amended its revolving credit agreement which it utilizes to, among other things, finance its acquisition and development projects and stock repurchase programs.   The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.75% to 1.75% or LIBOR plus 1.50% to 2.25%, or a combination thereof; provides for a fee of 0.20% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2017 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with all covenants contained in the revolving credit agreement at September 30, 2012.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The Company’s $75,000,000 of 6.04% fixed rate senior secured notes are pari passu with the indebtedness under the Company’s revolving credit facility and require payment of principal beginning in August 2013 and are set to mature on May 28, 2020.  The note purchase agreement governing the senior secured notes contains covenants similar to the covenants in the revolving credit agreement.  The Company was in compliance with all covenants contained in the note purchase agreement at September 30, 2012.

(8)  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the interest rate swap, net of tax, of $0 and $515,000 was included in other comprehensive income for the three and nine months ended September 30, 2011.  The Company had no accumulated other comprehensive income or loss, net of income taxes, at September 30, 2012 and December 31, 2011.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at September 30, 2012 and December 31, 2011, the Company utilized Level 2 inputs to perform such measurements related to the supplemental executive retirement plan, which were commensurate with the market approach, and utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	September 30,	December 31,
	2012	2011
Assets:
Supplemental executive retirement savings plan investments - Level 2	$8,545	$6,516

Liabilities:
Contingent purchase price payable - Level 3	$3,100	$3,100

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  In determining the fair value of the contingent purchase price payable, management prepared an estimate of the expected earnings of the centers acquired from NSC under various scenarios and weighted the probable outcome of each scenario using a range of expected probability of

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

10% to 60%.  Management discounted the results of such analysis using a discount rate of 1.6%.  As of September 30, 2012, three months remained in the earnout period. However, the estimation of the contingent purchase price payable continues to include a significant amount of judgment in assessing the operating performance of the NSC centers during the three month period.  The estimation models are dependent primarily upon an accurate determination of procedure volume at the NSC centers.  Due to the sensitivity inherent in the earnout calculation, should actual procedure volumes differ, even slightly, from management’s estimation, fluctuations could occur in the amount ultimately paid.  The initial amount recorded continues to reflect management’s best estimate of the current fair value.  There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2012.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $96,959,000, was $106,695,000 at September 30, 2012.  The fair value of variable rate long-term debt approximates its carrying value of $300,996,000 at September 30, 2012.  The fair value of fixed rate long-term debt, with a carrying value of $101,188,000, was $105,302,000 at December 31, 2011.  The fair value of variable rate long-term debt approximated its carrying value of $357,575,000 at December 31, 2011.  The fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.

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

During the nine months ended September 30, 2012, the Company purchased 415,084 shares of the Company’s common stock for approximately $11,838,000, at an average price of $28.50 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the nine months ended September 30, 2011, the Company purchased 248,100 shares of the Company’s common stock for approximately $6,185,000, at an average price of $25 per share.  In addition, during the nine months ended September 30, 2012, and September 30, 2011, the Company repurchased 48,139 shares and 22,802 shares, respectively, of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At September 30, 2012, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,069,084 shares were available for future equity grants, including 933,263 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2010 is fully vested but is restricted from trading for five years from the date of grant.  Restricted stock granted to outside directors in 2011 and 2012 vests over a two and one year period, respectively, and is subject to certain holding restrictions.  Restricted stock granted to employees during 2009 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2009 is fully vested.  In addition, shares held by the Company’s senior management are subject to certain holding restrictions.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant.  Prior to 2007, granted options vested in four equal annual installments, commencing on the date of grant.  Options granted in 2007 and 2008 vest at the end of four years from the grant date.  No options have been issued subsequent to 2008.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Share-based compensation expense	$1,707	$1,591	$5,119	$4,762
Fair value of shares vested	-	227	6,425	2,589
Cash received from option exercises	5,256	132	11,928	4,760
Tax benefit from option exercises	739	26	1,268	489

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

As of September 30, 2012, the Company had total unrecognized compensation cost of approximately $8,051,000 related to non-vested awards, which the Company expects to recognize through 2016 and over a weighted average period of 1.1 years.

Average outstanding share-based awards to purchase approximately 26,041 and 1,023,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the periods ended September 30, 2012 and 2011, respectively, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of non-vested restricted shares at September 30, 2012 and changes during the nine months ended September 30, 2012 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2011	732,412	$21.91
Shares granted	281,429	26.78
Shares vested	(183,019)	25.98
Shares forfeited	(2,136)	26.26

Non-vested shares at September 30, 2012	828,686	$22.50

A summary of stock option activity for the nine months ended September 30, 2012 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2011	2,510,054	$23.09	3.4
Options exercised with total intrinsic value of $11,928,000	(579,598)	20.58
Options terminated	(5,625)	21.85

Outstanding at September 30, 2012 with aggregate intrinsic value of $8,728,000	1,924,831	$23.85	2.9

Vested at September 30, 2012 with aggregate intrinsic value of $8,728,000	1,924,831	$23.85	2.9

Exercisable at September 30, 2012 with aggregate intrinsic value of $8,728,000	1,924,831	$23.85	2.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2012 exercised their options at the Company’s closing stock price on September 30, 2012.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2012:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$15,437	30,819	$0.50	$47,352	30,727	$1.54

Effect of dilutive securities options and
non-vested shares	-	878		-	831

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$15,437	31,697	$0.49	$47,352	31,558	$1.50

Net earnings attributable to AmSurg Corp.
per common share (basic)	$15,437	30,819	$0.50	$45,749	30,727	$1.49

Effect of dilutive securities options and
non-vested shares	-	878		-	831

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$15,437	31,697	$0.49	$45,749	31,558	$1.45

2011:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$13,017	30,436	$0.43	$37,305	30,424	$1.23

Effect of dilutive securities options and
non-vested shares	-	726		-	750

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$13,017	31,162	$0.42	$37,305	31,174	$1.20

Net earnings attributable to AmSurg Corp.
per common share (basic)	$13,126	30,436	$0.43	$36,449	30,424	$1.20

Effect of dilutive securities options and
non-vested shares	-	726		-	750

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$13,126	31,162	$0.42	$36,449	31,174	$1.17

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

The Company and its subsidiaries file U.S. federal and various state tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2009.

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2012.

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

(14)  Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011

Cash paid during the period for:
Interest	$13,204	$10,012
Income taxes, net of refunds	16,778	9,372

Non-cash investing and financing activities:
Increase in accounts payable associated with acquisition of
property and equipment	958	185
Capital lease obligations	168	326

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	23,759	310,191
Liabilities assumed and noncontrolling interests	(9,491)	(121,691)
Payment of purchase price payable	1,829	-

Payment for interests in surgery centers and related transactions	$16,097	$188,500

(15)  Subsequent Events

The Company assessed events occurring subsequent to September 30, 2012 for potential recognition and disclosure in the unaudited consolidated financial statements. In October 2012, the Company, through a wholly owned subsidiary, acquired a majority interest in a surgery center for a purchase price of approximately $8,000,000.  Other than as previously described, no events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

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

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under “Item 1A. – Risk Factors” and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 under “Item 1A. – Risk Factors,” as well as other unknown risks and uncertainties:

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of September 30, 2012, we had 229 operating ASCs, of which we owned a majority interest (primarily 51%) in 226 ASCs and owned a minority interest in three ASCs (one of which is consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and nine months ended September 30, 2012 and 2011.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Procedures	375,376	347,369	1,143,556	1,003,970
Continuing centers in operation, end of period (consolidated)	227	221	227	221
Continuing centers in operation, end of period (unconsolidated)	2	2	2	2
Average number of continuing centers in operation, during period	227	212	225	206
New centers added during period	1	19	3	25
Centers discontinued during period	-	2	2	6
Centers under development, end of period	-	1	-	1
Centers under letter of intent, end of period	15	5	15	5

Of the continuing centers in operation at September 30, 2012, 148 centers performed gastrointestinal endoscopy procedures, 39 centers performed procedures in multiple specialties, 35 centers performed ophthalmology procedures and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  During the nine months ended September 30, 2012, we experienced same-center revenue growth of 3%.  We estimate that 1% of this increase was a result of improved winter weather conditions in 2012 compared to 2011.  We expect our same-center revenue growth for the fiscal year ending December 31, 2012 to be 3%.  Our growth strategy also includes the acquisition and development of additional surgery centers.  We expect to acquire surgery centers during 2012 that generate annualized operating income in aggregate of approximately $60 million.  This estimate is a significant increase from our previous acquisition target of centers generating annual operation income of $25 million to $29 million. We believe the unresolved budget and tax issues facing the federal government have accelerated physicians’ interest to partner with us.  We believe the increase in potential acquisition opportunities included in our centers under letter of intent as of September 30, 2012 is reflective, in part, of this acceleration. We anticipate that because the majority of these acquisitions would occur in the latter part of 2012, their contribution to our 2012 operating income would not be significant.  There can be no assurance, however, that we will be successful in completing these acquisitions.  While we expect to see continued momentum in acquisition opportunities beyond 2012, we believe that our annual acquisition targets will return to ranges closer to historical levels.

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

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for services rendered to patients.  The amount of payment a surgery center receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  We derived approximately 28% and 31% of our revenues in the nine months ended September 30, 2012 and 2011, respectively, from governmental healthcare programs, primarily Medicare and Medicare managed programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.

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

Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains. The final reimbursement rates announced by CMS in November 2011 for 2012, reflect a 1.6% net increase, which we estimate will positively impact our 2012 revenue by approximately $5.0 million.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.  We estimate that recently announced final reimbursement rates for 2013 by CMS would positively impact our 2013 revenue by approximately $2.5 million, which is $1.5 million less than we had estimated based on the preliminary rates announced in July 2012.

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

In September 2012, the State of California enacted legislation that would reduce the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the impact of the reduced rates will negatively impact our 2013 earnings per share by approximately $0.06.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment, discussed above, that reduces payment updates to ASCs, effective since fiscal year 2011.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law, as enacted, expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires the establishment of a health insurance exchange for each state and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates and increased dependent coverage.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or repealed or their impact could be offset by reductions in reimbursement under the Medicare program.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Reform Law except for provisions that would have allowed the Department of Health and Human Services to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion and what the resulting impact will be on the number of uninsured individuals.  Repeal of the Health Reform Law continues to be a theme in political campaigns during this election year.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. Effective January 15, 2009, CMS promulgated three national coverage

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  In addition, a 2006 federal law authorizes CMS to require ASCs to submit data on certain quality measures.  In addition, CMS established a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014. As of October 1, 2012, we have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS. Further, the Health Reform Law required the Department of Health and Human Services, or HHS, to present a plan to Congress for implementing a value-based purchasing system that would tie Medicare payments to ASCs to quality and efficiency measures. On April 18, 2011, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs.  HHS recommended a phase-in timeframe for implementation and described the initial steps to include a quality reporting program such as CMS is implementing this year.  The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers.  We increase our number of centers through both acquisitions and developments.  Procedure growth at any existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2012 same-center group, comprised of 202 centers and constituting approximately 88% of our total number of centers, had 2%  and 3% revenue growth during the three and nine months ended September 30, 2012, respectively.  We have revised our same-center revenue growth expectations for 2012 to a 3% increase, previously 2% to 3%, due to our results through the first nine months of 2012.

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

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended

September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	32.1	31.0	31.4	30.9
Supply cost	13.9	12.9	14.1	12.8
Other operating expenses	20.9	22.1	20.8	21.6
Depreciation and amortization	3.4	3.4	3.3	3.3

Total operating expenses	70.3	69.4	69.6	68.6

Equity in earnings of unconsolidated affiliates	0.1	0.1	0.2	-

Operating income	29.8	30.7	30.6	31.4

Interest expense	1.5	1.9	1.8	2.0

Earnings from continuing operations before income taxes	28.3	28.8	28.8	29.4

Income tax expense	4.6	4.3	4.7	4.6

Net earnings from continuing operations, net of income tax	23.7	24.5	24.1	24.8

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax expense	-	-	-	0.1
Loss on disposal of discontinued interests in surgery centers,
net of income tax expense	-	(0.1)	(0.2)	(0.2)

Net loss from discontinued operations	-	(0.1)	(0.2)	(0.1)

Net earnings	23.7	24.4	23.9	24.7

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	16.9	17.8	17.3	18.1
Net (loss) earnings from discontinued operations	-	(0.1)	-	0.1

Total net earnings attributable to noncontrolling interests	16.9	17.7	17.3	18.2

Net earnings attributable to AmSurg Corp. common shareholders	6.8%	6.7%	6.6%	6.5%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.8%	6.7%	6.8%	6.7%
Discontinued operations, net of income tax	-	-	(0.2)	(0.2)

Net earnings attributable to AmSurg Corp. common shareholders	6.8%	6.7%	6.6%	6.5%

The number of procedures performed in our ASCs increased by 28,007, or 8%, to 375,376, and 139,586, or 14%, to 1,143,556 in the three and nine months ended September 30, 2012, respectively, from 347,369 and 1,003,970 in the comparable 2011 periods.  Revenues increased $31.6 million, or 16%, to $226.4 million and $128.1 million, or 23%, to $688.2 million in the three and nine months ended September 30, 2012, respectively, from $194.8 million and $560.1 million in the comparable 2011 periods.  The increase in procedure and revenue growth is primarily attributable to the additional centers acquired in 2011 and 2012 and our same-center revenue growth as follows:

•         centers acquired or opened in 2011, which contributed $25.6 million and $106.6 million of additional revenues in the three and nine months ended September 30, 2012, respectively, due to having a full period of operations in 2012;

•         $3.0 million and $17.5 million of revenue growth for the three and nine months ended September 30, 2012, respectively, recognized by our 2012 same-center group, reflecting a 2% and 3% increase, respectively, primarily as a result of procedure growth; and

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

•         centers acquired in 2012, which generated $1.2 million and $2.0 million in revenues during the three and nine months ended September 30, 2012, respectively.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2011, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the three and nine months ended September 30, 2011.

Salaries and benefits increased by 20% and 25% to $72.7 million and $216.1 million in the three and nine months ended September 30, 2012, respectively, from $60.5 million and $172.9 million in the comparable 2011 periods.  Salaries and benefits as a percentage of revenues increased by 110 basis points and 50 basis points in the three and nine months ended September 30, 2012, respectively, compared to September 30, 2011, primarily due to increases in center and corporate salaries and benefits.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 16% and 23% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2012, respectively.  Furthermore, we experienced a 44% and 36% increase in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2012, over the comparable 2011 periods, due to additional staff employed to manage the additional centers added over the prior year, the impact of annual salary adjustments, higher bonus expense in 2012 as compared to 2011 and additional equity compensation expense.

Supply cost was $31.5 million and $96.9 million in the three and nine months ended September 30, 2012, respectively, an increase of $6.4 million and $25.4 million, or 26% and 36%, over supply cost in the comparable 2011 periods.  The increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure of 19% in the nine months ended September 30, 2012.  The increase in our average supply cost per procedure is a result of the acquisition of 18 multi-specialty centers acquired in the latter part of 2011, which generally have higher supply cost per procedure than single specialty centers and an increase in certain drug costs at our gastroenterology centers due to supply shortages.

Other operating expenses increased $4.2 million, or 10%, and $22.2 million, or 18%, to $47.3 million and $143.4 million in the three and nine months ended September 30, 2012, respectively, from $43.1 million and $121.3 million in the comparable 2011 periods.  The additional expense in the 2012 period resulted primarily from:

•         centers acquired or opened during 2011, which resulted in an increase of $5.3 million and $22.7 million in other operating expenses in the three and nine months ended September 30, 2012, respectively; and

•         an increase of $625,000 and $4.4 million in other operating expenses at our 2012 same-center group in the three and nine months ended September 30, 2012, respectively, resulting primarily from general inflationary cost increases.

Additionally, other operating expenses during the three and nine months ended September 30, 2011 included $1.4 million and $2.5 million of transaction related costs associated with the acquisition of 17 centers from National Surgical Care, Inc. (“NSC”) in 2011.

Depreciation and amortization expense increased $1.1 million, or 17%, and $3.9 million, or 21%, in the three and nine months ended September 30, 2012, respectively, primarily as a result of centers acquired during 2011 and 2012.

We anticipate further increases in operating expenses in 2012, primarily due to additional acquired centers and potential additional start-up centers. Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a normal operating level, which generally is expected to occur within 12 months after the center opens.  During the nine months ended September 30, 2012, we had one center under development that commenced operations.

Interest expense decreased $60,000, or 2%, in the three months ended September 30, 2012, and increased $795,000, or 7%, in the nine months ended September 30, 2012, to $3.5 million and $12.0 million in the three and nine months ended September 30, 2012, respectively, from $3.6 million and $11.2 million in the comparable periods in 2011.  The year to date increase was primarily due to additional long-term debt outstanding during 2012 resulting from our acquisition activities in 2012 and 2011. See “—Liquidity and Capital Resources.”

We recognized income tax expense of $10.2 million and $32.5 million in the three and nine months ended September 30, 2012, respectively, compared to $8.5 million and $25.6 million in the comparable 2011 periods.  Our effective tax rate in 2012 was 16.4% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the nine months ended September 30, 2012, we classified two additional surgery centers in discontinued operations, of which one center was sold and one was closed during the period.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after-tax loss on the disposition of discontinued interests in surgery centers of $0 and $1.6 million during the three and nine months ended September 30, 2012, respectively, and $119,000 and $1.4 million during the three and nine months ended September 30, 2011, respectively.  The net loss derived from the operations of the discontinued surgery centers was $0 and $110,000 during the three and nine months ended

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

September 30, 2012 and the net earnings derived from the operations of the discontinued surgery centers was $59,000 and $817,000 during the three and nine months ended September 30, 2011.

Noncontrolling interests in net earnings for the three and nine months ended September 30, 2012 increased $3.8 million, or 11%, and $16.3 million, or 16%, from the comparable 2011 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased from the comparable 2011 periods to 16.9% from 17.7%, and to 17.3% from 18.2% in the three and nine months ended September 30, 2012, respectively, as a result of the Company’s higher ownership percentage in centers acquired in the prior year.  The net loss from discontinued operations attributable to noncontrolling interests was $0 and $60,000 during the three and nine months ended September 30, 2012, respectively, and the net loss from discontinued operations attributable to noncontrolling interests was $169,000 and the net earnings from discontinued operations attributable to noncontrolling interests was $289,000 during the three and nine months ended September 30, 2011, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2012 and 2011 were $35.7 million and $35.8 million, respectively.  At September 30, 2012, we had working capital of $98.9 million, compared to $109.6 million at December 31, 2011.  Operating activities for the nine months ended September 30, 2012 generated $216.1 million in cash flow from operations, compared to $175.6 million in the nine months ended September 30, 2011.  The increase in operating cash flow resulted primarily from higher net earnings in the 2012 period over the comparable 2011 period.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the nine months ended September 30, 2012 and 2011 were $123.1 million and $103.4 million, respectively.  Distributions to noncontrolling interests increased $19.7 million, primarily as a result of additional centers in operation and positive same-center growth, resulting in greater operating cash available for distributions.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At September 30, 2012 and 2011, our net accounts receivable represented 35 and 32 days of revenue outstanding, respectively.  The increase in our days outstanding is primarily due to the addition of 18 multi-specialty centers during the second half of 2011, which typically experience slightly longer collection cycles than single specialty centers.

During the nine months ended September 30, 2012, we had total acquisitions and capital expenditures of $36.9 million, which included:

•         $16.1 million for the acquisition of interests in ASCs and related transactions;

•         $20.5 million for new or replacement property at existing centers, including $168,000 in new capital leases; and

•         $520,000 for centers under development.

At September 30, 2012, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $2.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.  During the nine months ended September 30, 2012, we received $71,000 in capital contributions by our partners.

At September 30, 2012 and December 31, 2011, we had contingent purchase price obligations of $3.1 million and $5.2 million, respectively.  During the nine months ended September 30, 2012, we funded through operating cash flow $1.8 million of our purchase price obligations.   The remaining purchase price obligations are related to our acquisition of 17 centers from NSC on September 1, 2011.  We have agreed to pay as additional consideration an amount up to $7.5 million based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3.5 million of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by us within one year of the transaction date. During the nine months ended September 30, 2012, the Company paid NSC $115,000 to settle the working capital adjustment and authorized the release from escrow of $500,000 related to the working capital adjustment.  As of September 30, 2012, we recorded in other long-term liabilities on our consolidated balance sheet a purchase price obligation related to the fair value of the potential additional consideration due to NSC.

During the nine months ended September 30, 2011, we received approximately $4.6 million in cash from the sale of our interests in four surgery centers.

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

During the nine months ended September 30, 2012, we had net repayments on long-term debt of $60.9 million.  At September 30, 2012, we had $296.0 million outstanding under our revolving credit agreement and $75.0 million outstanding pursuant to our senior secured notes.  We were in compliance with all covenants contained in our revolving credit agreement and note purchase agreement.

As of September 30, 2012, we have 15 centers under letter of intent, which generate aggregate annualized operating income of approximately $60.0 million.  We expect to complete the acquisition of many, if not all, of these centers by year end.  There can be no assurance, however, that we will be successful in completing these acquisitions.  To effect these potential transactions, we are considering a number of alternative funding scenarios, with the goal of completing these transactions and providing the Company a capital structure conducive to implementing our acquisition strategy over the foreseeable future.  We expect that such a change in our capital structure would result in the recognition of additional interest expense above that which we experience currently.  We expect to be able to fund the additional interest costs through the operating cash flow generated by the acquired centers.

During the nine months ended September 30, 2012, we received approximately $11.9 million from the exercise of options under our employee stock option plans.  The tax benefit received from the exercise of those options was approximately $1.3 million.

On April 24, 2012, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock through November 1, 2013.  We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During the nine months ended September 30, 2012, we repurchased 415,084 shares for $11.8 million in order to mitigate the dilutive effect of shares issued pursuant to stock option exercises.  In addition, we repurchased approximately 48,100 shares with a value of $1.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2012, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.8 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2012.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

July 1, 2012 through
July 31, 2012	60,000	$29.71	60,000	$33,825,688 (1)
August 1, 2012 through
August 31, 2012	138,090	29.66	138,090	29,729,939 (1)
September 1, 2012 through
September 30, 2012	-	-	-	29,729,939 (1)

Total	198,090	$29.68	198,090	$29,729,939

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

Item 6.        Exhibits

Exhibits

31.1        Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2        Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1     Section 1350 Certification

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011 and (vi) the notes to the Unaudited Consolidated Financial Statements for the nine month periods ended September 30, 2012 and 2011.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: November 5, 2012

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)