Form 10-K
period 2012-12-31
AMSURG CORP
filed 2013-02-27
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

(Title of class)

Nasdaq Global Select Market

(Name of each exchange on which registered)

Registrant’s telephone number, including area code:  (615) 665-1283

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

Yes [  ]                    No [X]

As of February 26, 2013, 32,123,196 shares of the Registrant’s common stock were outstanding.  The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2012 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2012) was approximately $920,000,000.  This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Part I

Item 1.  Business

We are the largest owner and operator of short stay ambulatory surgery centers (“ASC”s) in the United States with 240 ASCs in 35 states and the District of Columbia, in partnership with over 2,000 physicians. Our company was formed in 1992 for the purpose of acquiring, developing and operating ASCs in partnership with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. We generally own a 51% interest in the facilities we operate. Our surgical facilities primarily provide non-elective, high volume, lower-risk surgical procedures across multiple specialties, including among others gastroenterology, ophthalmology, and orthopedics. For the year ended December 31, 2012, approximately 1.5 million surgical procedures were performed in our ASCs. Our ASCs are designed with a cost structure that creates significant savings to patients and government and commercial payors when compared to surgical services performed in hospital outpatient departments (“HOPD”).

We acquire, develop and operate ASCs through the formation of strategic partnerships with physicians to better serve the communities in our markets. Since physicians are critical to the delivery of healthcare, we have developed our operating model to encourage physicians to affiliate with us. We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician efficiency. We believe that our focus on physician satisfaction combined with providing safe, high quality healthcare in a friendly and convenient environment for patients, will continue to make our ASCs an attractive alternative to HOPDs for physicians, patients and payors.

We focus on providing high-quality surgical facilities that meet the needs of patients, physicians and payors. We believe our facilities (1) enhance the quality of care for our patients, (2) provide significant administrative, clinical and efficiency benefits to physicians, and (3) offer a low cost alternative for patients and payors.

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

Industry Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospital settings to more cost-effective alternate sites, including ASCs. ASCs have been widely viewed as a successful way to increase efficiency by improving the quality of, and access to, healthcare and increasing patient satisfaction, while simultaneously reducing costs. According to data from the Centers for Medicare and Medicaid Services (“CMS”), there were approximately 5,300 Medicare-certified ASCs as of December 31, 2012. We believe that of those ASCs, approximately 65% performed procedures in a single specialty and 35% performed procedures in more than one specialty. Among the single specialty centers, we believe over 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat, or ENT, and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. We believe more than 50% of single specialty ASCs and 25% of multi-specialty ASCs are independently owned.

We believe the following factors have contributed to the increased migration of procedures to outpatient surgical facilities:

Cost‑Effective Alternative.  Ambulatory surgery is generally less expensive than hospital-based surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on cost containment. Accordingly, charges to patients and payors by ASCs are generally less than hospital charges.

Physician and Patient Preference.  We believe many physicians prefer ASCs because these surgery centers enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, HOPDs generally serve a broader group of physicians, including those involved with emergency procedures, which can result in postponed or delayed surgeries for non-emergency procedures. Many patients prefer ambulatory surgical facilities as a result of more convenient locations, shorter waiting times and more convenient scheduling and registration than HOPDs.

Item 1.   Business – (continued)

New Technology.  New technology and advances in anesthesia, which have been increasingly accepted by physicians and payors, have significantly expanded the types of surgical procedures that can be performed in ASCs. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with surgical procedures. Improved anesthesia has also shortened recovery time by minimizing postoperative side effects thereby avoiding overnight hospitalization.

Our Competitive Strengths

We believe we are distinguished by the following competitive strengths:

Market leading ASC provider with broad geographic presence.  We are currently the largest outpatient surgical facility operator in the United States based upon the total number of facilities. We operate 240  surgery centers in 35 states and the District of Columbia. We believe our geographic diversification provides us with a strong competitive position within the highly fragmented ASC industry, and our national scale and position as a large, public company ASC operator makes us an attractive partner for physicians.

Attractive demographic trends.  We are the market leader in the specialties of gastroenterology and ophthalmology, and more gastroenterology and ophthalmology procedures are performed in our surgery centers than any other ASC operator. These specialties in particular have a higher concentration of older patients (50 years and older) than other specialties, such as orthopedics or ENT. We believe the aging demographics of the United States population will continue to act as a source of growth for gastroenterology and ophthalmology procedures at our ASCs. Additionally, we believe the growing overweight and obese population in the United States will drive procedure growth in gastroenterology, ophthalmology, and orthopedic cases. We believe we are well positioned to take advantage of these favorable demographic trends.

Diversified procedure and payor mix.  At our 240  ASCs, our physician partners perform a number of different types of surgical procedures. For the year ended December 31, 2012, 55% of our revenues were generated at our gastroenterology centers, 32% of our revenues were generated at our multi-specialty centers and 13% of our revenues were generated at our ophthalmology centers. For the year ended December 31, 2012, we derived approximately 73% of our revenues from commercial and private payors. Over the same period, we derived approximately 27% of our revenues from governmental healthcare programs, primarily Medicare. Medicaid represents less than 2% of our revenues. We do not enter into national payor contracts, and each of our ASCs contracts individually with the payors in its market area. This contracting diversification reduces our risk with respect to the termination of payor contracts. Because of our payor mix and the non-emergent nature of procedures performed in our ASCs, our bad debt expense has averaged less than 2.5% of our revenues over the last three years.

While we cannot predict how changes in reimbursement trends will impact our business, we believe we are well positioned with respect to possible changes in Medicare reimbursement for several reasons:

•      Low Cost Provider: The delivery of healthcare will continue to be directed to low cost venues, including ASCs. As such, we believe governmental healthcare programs will favor ASCs compared to hospitals because of the lower reimbursement rates for the procedures performed in our surgery centers.

•      Reimbursement of procedures performed in ASCs comprise a small percentage of the overall Medicare budget: Reimbursement for procedures performed in ASCs make up less than 1% of the overall Medicare budget, and any future Medicare ASC rate cuts would not likely generate meaningful savings for governmental healthcare programs.

Proven ability to identify and rapidly integrate acquisitions.  We pursue acquisitions of ASCs through transactions involving single ASCs as well as acquisitions of companies that own and manage ASCs. Over the last five years, we have successfully acquired an ownership interest in 82 ASCs for a combined acquisition price of $788.2 million. A majority of these ASCs were acquired in individual transactions, however we also pursue the acquisition of companies that own and operate multiple ASCs, as we did in 2011 with the acquisition of 17 ASCs from National Surgical Care, Inc., or NSC.

We use experienced teams of operations and financial personnel to conduct a review of all aspects of a target center’s operations, including (1) the quality and reputation of the physicians affiliated with the center, (2) the market position of the center and the physicians affiliated with the center, (3) the center’s payor contracts and case mix, (4) competition and growth opportunities in the market, (5) the center’s staffing and supply policies, (6) an assessment of the center’s equipment, and (7) opportunities for operational efficiencies. We also have a dedicated team responsible for the integration of acquired centers. This team is responsible for converting acquired facilities to our reporting, staffing, and performance measurement systems and other operating systems. Once an acquisition is consummated, it is generally fully integrated within 60 days.

Conservative leverage profile.  We have consistently maintained a leverage profile significantly lower than our comparably sized competitors. We view our conservative financial profile and policies as a competitive advantage, as they provide us with significant access to capital and greater financial flexibility to execute growth initiatives, including opportunistic acquisitions of facilities and multi-facility companies and selective de novo developments. We also believe our conservative leverage profile compared to other ASC owners is a differentiating factor to physicians in selecting a partner.

Long-tenured, experienced management team.  Our senior management has, on average, over 25 years of experience in the healthcare industry and has extensive knowledge of our industry and the regulatory environment in which we operate. Additionally, many of our senior management team have extensive experience working for our company. With this experience, our management team has successfully built our company into the largest ASC owner and operator in the U.S.

Item 1.   Business – (continued)

Strategy

We believe we are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:

•         attract and retain physicians that are leaders in their specialty and market;

•         increase same-center revenue growth and profitability at our existing surgery centers;

•         expand our national network of ASCs by selectively acquiring both single-specialty ASCs and multi-specialty ASCs, and developing new ASCs in partnership with physicians; and

•         pursue the acquisition of companies that own and operate multiple ASCs.

Attract and retain physicians that are leaders in their specialty and market.  Physicians are critical to the delivery of healthcare and are a valuable component of our operating model. We currently operate 240  ASCs with over 2,000 physician partners. We typically structure partnerships with physicians in a 51% / 49% ownership relationship, which we believe is mutually beneficial to us and our physician partners. Under our partnership structure, physicians gain a partner in AmSurg who provides management services, including clinical and regulatory support, financial reporting, performance measurement, group purchasing, contracting, and marketing services. According to Syndics Research Corporation, our net promoter score, as defined by their survey to measure overall physician satisfaction, was 87% and exceeded industry benchmarks for physician satisfaction. We believe our focus on physician satisfaction, combined with providing safe, high quality healthcare in a patient friendly and convenient environment, helps us attract and retain physician partners.

Increase same-center revenue growth.  We grow revenues in our existing facilities primarily through increasing procedure volume by (1) increasing the number of physicians performing procedures at our centers, (2) marketing our centers to referring physicians, payors and patients, and (3) achieving efficiencies in center operations. For the year ended December 31, 2012, we achieved same-center revenue growth of 3%.

Growth in the number of physicians performing procedure. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians who use our centers through:

•         the physicians affiliated with the ASCs recruiting new physicians to their practices;

•         identifying additional physicians to join the partnerships that own the ASCs; and

•         recruiting non-partner physicians in the same or other specialties to use excess capacity at the ASCs.

Marketing our centers to referring physicians, payors and patients.  We market our ASCs to referring physicians and payors by emphasizing the quality, high patient satisfaction and lower cost at our ASCs. We have a dedicated business development team that is responsible for negotiating contracts with third party payors. They are responsible for obtaining new contracts for our ASCs with payors that do not currently contract with us and negotiating increases to reimbursement rates pursuant to existing contracts. We also increase awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including programs designed to educate employers and patients as to the health and cost benefits of our services.

Achieving efficiencies in center operations: We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our ASCs. The implementation of these best practices allows the ASCs to improve operating efficiencies through:

•         physician scheduling enhancements;

•         improved patient flow; and

•         improved operating room turnover.

We also enhance the profitability of our ASCs through benefits we receive through economies of scale such as group purchasing, staffing and clinical efficiencies, and cost containment initiatives. We also track facility performance relative to certain benchmarks in order to maximize center-level revenue and profitability. The information we gather and collect from our ASCs and operations team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques and cost containment measures.

Expand our national network of ASCs.  While we have been an active acquirer of ASCs historically, the market remains fragmented, providing many opportunities for additional acquisitions. We target ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopedic procedures, as well as multi-specialty ASCs that are equipped and staffed to perform surgical procedures in more than one specialty. Currently, approximately 77% of our revenues are from single-specialty centers that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the U.S. population will be a source of procedure growth for gastroenterology and ophthalmology ASCs

We will also opportunistically pursue the acquisition of companies that own and operate multiple ASCs.

We typically look to acquire ASCs that meet the following criteria:

•         Diversified physician group: ASCs that have eight to ten (or more) physicians. In order to manage succession planning, we look to acquire ASCs where physicians vary in age in order to limit the risk of several physicians exiting the practice in a short period of time.

•         Market leader: ASCs that are market leaders for the procedures performed in that facility.

Item 1.   Business – (continued)

•         Contracts with payors: ASCs that contract with all or most of the major commercial payors in their market.

•         History of growth: ASCs with a track record of consistent case and revenue growth.

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

In presenting the advantages to physicians of developing a new ASC in partnership with us, our development staff emphasizes the proximity of a surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers, including contracting with vendors and third-party payors. In a development project, we provide services, such as financial feasibility pro forma analysis, site selection, financing for construction, equipment and build out, and architectural oversight. Capital contributed by the physicians and AmSurg plus debt financing provides the funds necessary to construct and equip a new surgery center and initial working capital.

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

We manage each limited partnership and limited liability company and oversee the business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the limited partnership or limited liability company may lease the services of certain non-physician personnel from entities affiliated with the physician partners, who will provide services at the center. Certain significant aspects of the limited partnership’s or limited liability company’s governance are overseen by an operating board, which is comprised of equal representation by AmSurg and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.

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

Surgery Center Operations

The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet.  The size of our typical multi-specialty ASC is approximately 5,000 to 17,000 square feet.  Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners.  Our surgery centers perform an average of approximately 6,800 procedures per year, though there is a wide range among centers from a low of approximately 1,200 procedures per year to a high of 33,000 procedures per year.  The cost of developing a typical surgery center is approximately $3 million.  Constructing, equipping and licensing a surgery center generally takes 12 to 15 months.  As of December 31, 2012, 149 of our centers performed gastrointestinal endoscopy procedures, 48 centers were multi-specialty centers, 36 centers performed ophthalmology surgery procedures and seven centers performed orthopaedic procedures.  The procedures performed at our centers generally do not require an extended recovery period.  Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, including nurses and surgical technicians, some of whom may be leased on a full or part-time basis from entities affiliated with our physician partners.

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

Accreditation

Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care, or AAAHC, or The Joint Commission.  We generally seek accreditation for all of our ASCs.  Currently, 230 of our 240 surgery centers are accredited by AAAHC or The Joint Commission, and six of our surgery centers are scheduled for initial accreditation surveys during 2013.  All of the accredited centers received three-year certifications.

Item 1.   Business – (continued)

Surgery Center Locations

The following table sets forth certain information relating to our surgery centers as of December 31, 2012:

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Acquired Centers:

Knoxville, Tennessee	Gastroenterology	November 1992	8
Topeka, Kansas	Gastroenterology	November 1992	3
Nashville, Tennessee	Gastroenterology	November 1992	3
Washington, D.C.	Gastroenterology	November 1993	3
Torrance, California	Gastroenterology	February 1994	2
Maryville, Tennessee	Gastroenterology	January 1995	3
Panama City, Florida	Gastroenterology	July 1996	3
Ocala, Florida	Gastroenterology	August 1996	3
Columbia, South Carolina	Gastroenterology	October 1996	4
Wichita, Kansas	Orthopaedic	November 1996	3
Crystal River, Florida	Gastroenterology	January 1997	3
Abilene, Texas	Ophthalmology	March 1997	2
Fayetteville, Arkansas	Gastroenterology	May 1997	3
Independence, Missouri	Gastroenterology	September 1997	1
Kansas City, Missouri	Gastroenterology	September 1997	1
Phoenix, Arizona	Ophthalmology	February 1998	2
Denver, Colorado	Gastroenterology	April 1998	4
Sun City, Arizona	Ophthalmology	May 1998	5
Baltimore, Maryland	Gastroenterology	November 1998	3
Boca Raton, Florida	Ophthalmology	December 1998	2
Indianapolis, Indiana	Gastroenterology	June 1999	4
Chattanooga, Tennessee	Gastroenterology	July 1999	3
Mount Dora, Florida	Ophthalmology	September 1999	2
Oakhurst, New Jersey	Gastroenterology	September 1999	2
La Jolla, California	Gastroenterology	December 1999	2
Burbank, California	Ophthalmology	December 1999	1
Waldorf, Maryland	Gastroenterology	December 1999	2
Glendale, California	Ophthalmology	January 2000	1
Las Vegas, Nevada	Ophthalmology	May 2000	2
Hutchinson, Kansas	Multispecialty	June 2000	2
New Orleans, Louisiana	Ophthalmology	July 2000	2
Kingston, Pennsylvania	Ophthalmology, Pain Management	December 2000	3
Inverness, Florida	Gastroenterology	December 2000	3
Columbia, Tennessee	Multispecialty	February 2001	2
Bel Air, Maryland	Gastroenterology	February 2001	2
Dover, Delaware	Multispecialty	February 2001	3
Sarasota, Florida	Ophthalmology	February 2001	2
Ft. Lauderdale, Florida	Ophthalmology	March 2001	3
Bloomfield, Connecticut	Ophthalmology	July 2001	1
Lawrenceville, New Jersey	Multispecialty	October 2001	3
Newark, Delaware	Gastroenterology	October 2001	5
Alexandria, Louisiana	Ophthalmology	December 2001	2
Paducah, Kentucky	Ophthalmology	May 2002	2
Columbia, Tennessee	Gastroenterology	June 2002	2
Tulsa, Oklahoma	Ophthalmology	July 2002	3
Peoria, Arizona	Multispecialty	October 2002	3
Lewes, Delaware	Gastroenterology	December 2002	2
Rogers, Arkansas	Ophthalmology	December 2002	2
Winter Haven, Florida	Ophthalmology	December 2002	2
Voorhees, New Jersey	Gastroenterology	March 2003	4
St. George, Utah	Gastroenterology	July 2003	2
San Antonio, Texas	Gastroenterology	July 2003	4

Item 1.   Business – (continued)

.		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Pueblo, Colorado	Ophthalmology	September 2003	2
Reno, Nevada	Gastroenterology	December 2003	4
Edina, Minnesota	Ophthalmology	December 2003	1
Gainesville, Florida	Orthopaedic	February 2004	5
West Palm, Florida	Gastroenterology	March 2004	2
Raleigh, North Carolina	Gastroenterology	April 2004	4
Sun City, Arizona	Gastroenterology	September 2004	2
Casper, Wyoming	Gastroenterology	October 2004	2
Rockville, Maryland	Gastroenterology	October 2004	5
Overland Park, Kansas	Gastroenterology	October 2004	3
Lake Bluff, Illinois	Gastroenterology	November 2004	3
San Luis Obispo, California	Gastroenterology	December 2004	2
Templeton, California	Gastroenterology	December 2004	2
Lutherville, Maryland	Gastroenterology	January 2005	2
Tacoma, Washington	Gastroenterology	March 2005	5
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Tacoma, Washington	Gastroenterology	March 2005	2
Orlando, Florida	Gastroenterology	June 2005	1
Orlando, Florida	Gastroenterology	June 2005	4
Scranton, Pennsylvania	Gastroenterology	August 2005	3
Towson, Maryland	Gastroenterology	August 2005	4
Yuma, Arizona	Gastroenterology	October 2005	3
St. Louis, Missouri	Orthopaedic	November 2005	2
Salem, Oregon	Ophthalmology	December 2005	2
West Orange, New Jersey	Gastroenterology	December 2005	3
St. Cloud, Minnesota	Ophthalmology	December 2005	2
Tulsa, Oklahoma	Gastroenterology	December 2005	3
Laurel, Maryland	Gastroenterology	December 2005	3
Torrance, California	Multispecialty	February 2006	4
Nashville, Tennessee	Ophthalmology	February 2006	2
Arcadia, California	Gastroenterology	March 2006	2
Woodlands, Texas	Gastroenterology	September 2006	2
Bala Cynwyd, Pennsylvania	Gastroenterology	September 2006	2
Malvern, Pennsylvania	Gastroenterology	September 2006	3
Oakland, California	Gastroenterology	October 2006	3
South Bend, Indiana	Gastroenterology	January 2007	4
Lancaster, Pennsylvania	Gastroenterology	January 2007	3
Silver Spring, Maryland	Gastroenterology	January 2007	2
Rockville, Maryland	Gastroenterology	January 2007	3
New Orleans, Louisiana	Gastroenterology	January 2007	2
Marrero, Louisiana	Gastroenterology	January 2007	3
Metairie, Louisiana	Gastroenterology	January 2007	3
Tom’s River, New Jersey	Gastroenterology	May 2007	2
Pottsville, Pennsylvania	Gastroenterology	June 2007	3
Kissimmee, Florida	Gastroenterology	July 2007	2
Glendora, California	Gastroenterology	August 2007	4
Mesquite, Texas	Gastroenterology	August 2007	2
Conroe, Texas	Gastroenterology	August 2007	4
Altamonte Springs, Florida	Gastroenterology	September 2007	3
New Port Richey, Florida	Multispecialty	October 2007	6
Glendale, Arizona	Gastroenterology	October 2007	3
San Diego, California	Orthopaedic	November 2007	4
Poway, California	Multispecialty	November 2007	2
Baton Rouge, Louisiana	Gastroenterology	December 2007	10
Baltimore, Maryland	Gastroenterology	January 2008	4
Glen Burnie, Maryland	Gastroenterology	January 2008	2
St. Clair Shores, Michigan	Ophthalmology	May 2008	2
Orlando, Florida	Gastroenterology	May 2008	4
Greenbrae, California	Gastroenterology	August 2008	3
Pomona, California	Multispecialty	September 2008	5
Akron, Ohio	Gastroenterology	November 2008	3

Item 1.   Business – (continued)

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Redding, California	Gastroenterology	December 2008	2
Phoenix, Arizona	Gastroenterology	December 2008	3
Silver Spring, Maryland	Ophthalmology	December 2008	1
Phoenix, Arizona	Orthopaedic	December 2008	8
Bryan, Texas	Gastroenterology	December 2008	3
Westminster, Maryland	Gastroenterology	December 2008	2
McKinney, Texas	Multispecialty	December 2008	2
Durham, North Carolina	Gastroenterology	December 2008	4
Dayton, Ohio	Gastroenterology	December 2008	1
Kettering, Ohio	Gastroenterology	December 2008	3
Huber Heights, Ohio	Gastroenterology	December 2008	1
Springboro, Ohio	Gastroenterology	December 2008	3
North Charleston, South Carolina	Gastroenterology	January 2009	3
North Knoxville, Tennessee	Gastroenterology	January 2009	2
West Bridgewater, Massachusetts	Gastroenterology	February 2009	2
Canon City, Colorado	Multispecialty	June 2009	2
Media, Pennsylvania	Gastroenterology	July 2009	1
Hermitage, Tennessee	Gastroenterology	October 2009	3
Phoenix, Arizona	Orthopaedic	December 2009	4
Dallas, Texas	Gastroenterology	December 2009	4
Dallas, Texas	Gastroenterology	December 2009	3
Bedford, Texas	Gastroenterology	December 2009	3
Plano, Texas	Gastroenterology	December 2009	4
North Richland Hills, Texas	Gastroenterology	December 2009	4
Waltham, Massachusetts	Orthopaedic	March 2010	4
Boynton Beach, Florida	Multispecialty	May 2010	3
Waco, Texas	Gastroenterology	July 2010	3
Port St. Lucie, Florida	Ophthalmology	August 2010	2
Port Orange, Florida	Multispecialty	October 2010	6
Phoenix, Arizona	Gastroenterology	November 2010	3
Columbus, Ohio	Ophthalmology	December 2010	3
Phoenix North Valley, AZ	Gastroenterology	February 2011	3
Springfield, MA	Multispecialty	April 2011	6
Pioneer Valley, MA	Multispecialty	April 2011	6
Phoenix East Valley, AZ	Gastroenterology	April 2011	3
Edison, New Jersey	Gastroenterology	May 2011	2
Meridian, Idaho	Ophthalmology	July 2011	4
Bend, Oregon	Urology	August 2011	4
Coral Springs, Florida	Multispecialty	September 2011	8
Davis, California	Multispecialty	September 2011	3
Fullerton, California	Multispecialty	September 2011	5
Kenwood, Ohio	Multispecialty	September 2011	4
Long Beach, California	Multispecialty	September 2011	3
Pinellas Park, Florida	Multispecialty	September 2011	3
San Antonio, Texas	Multispecialty	September 2011	6
South Austin, Texas	Multispecialty	September 2011	5
Torrance Crenshaw, California	Multispecialty	September 2011	4
Towson, Maryland	Multispecialty	September 2011	3
Twin Falls, Idaho	Multispecialty	September 2011	5
West Palm Beach, Florida	Multispecialty	September 2011	8
Weston, Florida	Multispecialty	September 2011	9
Wilton, Connecticut	Multispecialty	September 2011	1
Austin, Texas	Gastroenterology	September 2011	3
Austin, Texas	Gastroenterology	September 2011	3
Norwood, Massachusetts	Multispecialty	December 2011	4
Fresno, California	Multispecialty	December 2011	7
Newington, New Hampshire	Multispecialty	December 2011	1
Acton, Massachusetts	Gastroenterology	February 2012	3
Newark, New Jersey	Gastroenterology	July 2012	3
Lakeside, Arizona	Multispecialty	October 2012	4
Glenview, Illinois	Gastroenterology	November 2012	3
Herndon, California	Multispecialty	November 2012	1

Item 1.   Business – (continued)

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

Wellesley Hills, Massachusetts	Gastroenterology	December 2012	4
Milford, Connecticut	Ophthalmology	December 2012	3
Shreveport, Louisiana	Multispecialty	December 2012	2
Joplin, Missouri	Multispecialty	December 2012	2
Harvey, Louisiana	Multispecialty	December 2012	1
Norwich, Connecticut	Gastroenterology	December 2012	3
Millburn, New Jersey	Multispecialty	December 2012	8
Fort Lee, New Jersey	Multispecialty	December 2012	6
Allentown, Pennsylvania	Multispecialty	December 2012	1
Springfield, Oregon	Gastroenterology	December 2012	2
Colton, California	Multispecialty	December 2012	1

Developed Centers:

Santa Fe, New Mexico	Gastroenterology	May 1994	3
Beaumont, Texas	Gastroenterology	October 1994	4
Abilene, Texas	Gastroenterology	December 1994	3
Knoxville, Tennessee	Ophthalmology	June 1996	2
Sidney, Ohio	Multispecialty	December 1996	4
Montgomery, Alabama	Ophthalmology	May 1997	2
Willoughby, Ohio	Gastroenterology	July 1997	2
Milwaukee, Wisconsin	Gastroenterology	July 1997	3
Chevy Chase, Maryland	Gastroenterology	July 1997	4
Melbourne, Florida	Gastroenterology	August 1997	2
Hialeah, Florida	Gastroenterology	December 1997	3
Flourtown, Pennsylvania	Gastroenterology	October 1997	4
Cincinnati, Ohio	Gastroenterology	January 1998	3
Evansville, Indiana	Ophthalmology	February 1998	2
Shawnee, Kansas	Gastroenterology	April 1998	3
Salt Lake City, Utah	Gastroenterology	April 1998	2
Oklahoma City, Oklahoma	Gastroenterology	May 1998	4
El Paso, Texas	Gastroenterology	December 1998	4
Toledo, Ohio	Gastroenterology	December 1998	3
Florham Park, New Jersey	Gastroenterology	December 1999	3
Minneapolis, Minnesota	Ophthalmology	June 2000	2
Crestview Hills, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Gastroenterology	September 2000	3
Louisville, Kentucky	Ophthalmology	September 2000	2
Ft. Myers, Florida	Gastroenterology	October 2000	3
Sarasota, Florida	Gastroenterology	December 2000	2
Inglewood, California	Gastroenterology	May 2001	3
Clemson, South Carolina	Multispecialty	September 2002	3
Middletown, Ohio	Gastroenterology	October 2002	3
Troy, Michigan	Gastroenterology	August 2003	2
Kingsport, Tennessee	Ophthalmology	October 2003	2
Columbia, South Carolina	Gastroenterology	November 2003	2
Greenville, South Carolina	Gastroenterology	August 2004	4
Sebring, Florida	Ophthalmology	November 2004	2
Temecula, California	Gastroenterology	November 2004	2
Escondido, California	Gastroenterology	December 2004	2
Tampa, Florida	Gastroenterology	January 2005	8
Rockledge, Florida	Gastroenterology	May 2005	3
Lakeland, Florida	Gastroenterology	May 2005	4
Liberty, Missouri	Gastroenterology	June 2005	1
Knoxville, Tennessee	Gastroenterology	September 2005	2
Sun City, Arizona	Multispecialty	November 2005	3
Port Huron, Michigan	Orthopaedic	March 2006	2
Hanover, New Jersey	Gastroenterology	October 2006	3
Raleigh, North Carolina	Gastroenterology	December 2006	3
San Antonio, Texas	Gastroenterology	May 2007	4
Cary, North Carolina	Gastroenterology	November 2007	4

Item 1.   Business – (continued)

		Acquisition/	Operating or
Location	Specialty	Opening Date	Procedure Rooms

El Dorado, Arkansas	Multispecialty	December 2007	2
Greensboro, North Carolina	Gastroenterology	August 2008	2
Puyallup, Washington	Gastroenterology	May 2009	3
Blaine, Minnesota	Multispecialty	November 2009	3
Miami Kendall, Florida	Gastroenterology	June 2011	4
San Antonio, Texas	Gastroenterology	June 2012	3

			731

Our limited partnerships and limited liability companies lease the real property on which our surgery centers operate, either from entities affiliated with our physician partners or from unaffiliated parties.

Revenues

Our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers and, at certain of our surgery centers (primarily ASCs at which gastrointestinal procedures are performed), charges for anesthesia services delivered by medical professionals employed or contracted by our centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include professional fees charged by the physician that performs the surgical procedure. Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. We derived approximately 27%, 29% and 31% of our revenues in the years ended December 31, 2012, 2011 and 2010, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

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

Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains.  In 2012, reimbursement rates increased by 1.6%, which we estimate positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per share by $0.05.  The reimbursement rates announced by CMS for 2013 reflect a 0.6% net increase, which we estimate will positively impact our 2013 revenue by approximately $2.5 million and our 2013 earnings per share by $0.02.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.

The Budget Control Act of 2011, or BCA, requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. The BCA-mandated spending reductions were delayed until March 1, 2013 by the enactment of the American Taxpayer Relief Act of 2012.  The President and Congress continue to negotiate federal government spending reductions, but if action is not taken by March 1, 2013, the BCA-mandated spending reductions will occur.  It is possible that these negotiations will result only in another temporary compromise or will result in greater spending reductions than required by the BCA. We are unable to predict how these spending reductions will be structured or how they would impact the Company, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.  If implemented under current legislation, we estimate the BCA-mandated spending reductions would reduce our revenue and net earnings per share on an annualized basis by approximately $6.0 million and $0.06, respectively.

Item 1.   Business – (continued)

In September 2012, the State of California enacted legislation that reduced the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the impact of the reduced rates will negatively impact our 2013 earnings per share by approximately $0.06.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment discussed above that reduces payment updates to ASCs effective since fiscal year 2011.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires establishment of, or participation in, a health insurance exchange for each state and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or repealed or their impact could be offset by reductions in reimbursement under the Medicare program.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Reform Law except for provisions that would have allowed the Department of Health and Human Services, or HHS, to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion and what the resulting impact will be on the number of uninsured individuals.

Because of the many variables involved, including the law’s complexity, lack of definitive implementing regulations or interpretive guidance, gradual implementation, and possible amendment or repeal, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect the Company.  We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law.  Thus, we cannot predict the full impact of the Health Reform Law on the Company at this time.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  CMS established a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014.  We have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS.  Further, as required by the Health Reform Law, HHS has reported to Congress on its plan for implementing a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficiency measures. The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

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

Item 1.   Business – (continued)

Competition

We encounter competition in three separate areas: competition with other providers for physicians to utilize our centers, patients and managed care contracts; competition with other companies for acquisitions; and competition for joint venture development of new centers.

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

Competition for Acquisitions.  There are several public and private companies that compete with us for the acquisition of existing ASCs and companies that own and manage ASCs.  We may also compete with local hospitals in certain transactions.  Some of these competitors may have greater resources than we have.  The principal competitive factors that affect our and our competitors’ ability to complete acquisitions are price, experience and reputation, and access to capital.

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

Medicare-Medicaid Fraud and Abuse Provisions.  The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the anti-kickback statute.  Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.  The Health Reform Law provides that submission of a claim for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.

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

The HHS Office of Inspector General, or OIG, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal anti-kickback statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.  We have not sought such an opinion regarding any of our arrangements. Although advisory opinions are not binding on any entity other than the parties who submitted the requests, advisory opinions provide some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners.  We believe our arrangements are structured to be consistent with OIG guidance.

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

In addition, certain of our limited partnership and limited liability companies have entered into certain arrangements for professional services, including arrangements for anesthesia services.  In May 2012, the OIG issued an advisory opinion in which it concluded that two proposed arrangements between an anesthesia group and physician-owned ASCs could result in prohibited remuneration under the federal anti-kickback statute.  We believe our arrangements for anesthesia services are unlike those described in the OIG advisory opinion and are in compliance with the requirements of the federal anti-kickback statute.

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

Prohibition on Certain Self-Referrals and Physician Ownership of Healthcare Facilities.  The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician's immediate family has a financial relationship with the entity.  Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs.  The Stark Law applies to referrals involving the following services under the definition of “designated health services”:  clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services;

Item 1.   Business – (continued)

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

Effective January 1, 2008, CMS expanded the so-called ASC exemption to the Stark Law by excluding from the definition of “radiology and certain other imaging services” any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day).  Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are “covered as ancillary services” under the revised ASC payment system.  These drugs include those furnished during the immediate postoperative recovery period to a patient to reduce suffering from nausea or pain.  CMS cautioned, however, that only those radiology, imaging and outpatient prescription drug items and services that are integral to an ASC procedure and performed on the same day as the covered surgical procedure will qualify for the ASC exemption.  The Stark Law prohibition continues to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home.  In addition, several states in which we operate have self-referral statutes similar to the Stark Law.  We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes.  However, the Stark Law and similar state statutes are subject to different interpretations.  Violations of any of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.  Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us.  We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in healthcare entities will not be issued that could have a material adverse effect on us.

The Federal False Claims Act and Similar Federal and State Laws.  We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government's behalf. When a private plaintiff brings a qui tam action under the False Claims Act, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene.  The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly or improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.  Under the Health Reform Law, civil penalties may be imposed for failure to report and return an overpayment within 60 days of identifying the overpayment.  In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the False Claims Act.  The Health Reform Law clarifies this issue with respect to the anti-kickback statute by providing that submission of claims for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the False Claims Act.  When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  The private plaintiff may receive a share of any settlement or judgment.  We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment.  However, the laws and regulations defining proper Medicare or Medicaid billing are complex and have not been subjected to extensive judicial or agency interpretation.  Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes.

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

Healthcare Industry Investigations.  Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.  The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste and abuse, including $40 million for federal fiscal year 2013.  From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental

Item 1.   Business – (continued)

investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Privacy and Security Requirements.  There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties.  The American Recovery and Reinvestment Act of 2009, or ARRA, strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement.  ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  ARRA also extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.  On January 25, 2013, HHS published a final rule implementing many of the ARRA requirements. As required by ARRA, HHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits of covered entities and their business associates.

As required by ARRA, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days following discovery of the breach by the covered entity or its agents.  Notification must also be made to HHS and, in certain situations involving large breaches, to the media.  On January 25, 2013, HHS published a final rule that modifies this breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

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

HIPAA Administrative Simplification Requirements. Pursuant to HIPAA, HHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, CMS has published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2014, we will be modifying our payment systems and processes to prepare for the implementation. Use of the ICD-10 code sets will require significant administrative changes.  In addition to these upfront costs of transition to ICD-l0, it is possible that our ASCs could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified with lower levels of reimbursement than assigned under the previous system, however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.

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

Item 1.   Business – (continued)

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

Employees

As of December 31, 2012, we and our affiliated entities employed approximately 6,100 persons, approximately 4,000 of whom were full‑time employees and 2,100 of whom were part‑time employees.  Of our employees, approximately 420 are corporate employees, primarily based at our headquarters in Nashville, Tennessee.  In addition, we lease the services of approximately 1,000 full-time employees and 650 part‑time employees from entities affiliated with our physician partners.  None of these employees are represented by a union.  We believe our relationships with our employees to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the persons serving as our executive officers.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	48

Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President – West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.

Claire M. Gulmi	59

Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

David L. Manning	63	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development from April 1992 to February 2006.

Phillip A. Clendenin	48

Executive Vice President-Operations since February 2013; Senior Vice President of Corporate Services from March 2009 to February 2013; Chief Executive Officer of River Region Health System, a hospital located in Vicksburg, Mississippi, from July 2001 to July 2008;  Chief Executive Officer of Greenview Regional Hospital, a hospital located in Bowling Green, Kentucky, from November 1997 to June 2001.

Kevin D. Eastridge	47	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.

Billie A. Payne	61

Senior Vice President of Operations since December 2007; Vice President of Operations from March 1998 to December 2007.  On August 14, 2012, Ms. Payne announced her intention to retire from her position with the Company effective August 13, 2013.

Shawn G. Strash	50

Senior Vice President of Corporate Services since February 2013; Chief Executive Officer of Paradise Valley Hospital, a hospital located in Phoenix, Arizona from July 2011 to September 2012; Chief Executive Officer of Oro Valley Hospital, a hospital in Tucson, Arizona from 2007 to 2011.

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

We depend on payments from third-party payors, including government healthcare programs.  If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected.  We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 27% of our revenues in 2012 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  Although the Health Reform Law expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending.  It is impossible to predict how the various components of the Health Reform Law, many of which do not take effect until 2014 or later, will affect our business and the businesses of our physician partners.  Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.

The Budget Control Act of 2011 requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs.  The BCA-mandated spending reductions were delayed until March 1, 2013 by the enactment of the American Taxpayer Relief Act of 2012.  The President and Congress continue to negotiate federal government spending reductions, but if action is not taken by March 1, 2013, the BCA-mandated spending reductions will occur.  It is possible that these negotiations will result only in another temporary compromise or will result in greater spending reductions than required by the BCA.  We are unable to predict how these spending reductions will be structured or how they would impact us, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.

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

If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected.  The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors.  In some of the markets in which we operate, there are shortages of physicians in our targeted specialties.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in our targeted specialties, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems that restrict the physicians who may treat certain patients or the facilities at which patients may be treated.  These restrictions may impact our surgery centers and the medical practices of our physician partners.  Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

We compete with public and private companies in the development and acquisition of ASCs. Further, many physician groups develop ASCs without a corporate partner.  We can give you no assurances that we will be able to compete effectively in any of these areas or that our results of operations will not be adversely impacted.

Item 1A.   Risk Factors – (continued)

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

If we do not have sufficient capital resources to complete acquisitions and develop new surgery centers, our growth and results of operations could be adversely affected.  We will need capital to execute our growth strategy, and may finance future acquisition and development projects through debt or equity financings.  Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing.  To the extent that we undertake these financings, our shareholders may experience ownership dilution.  To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business.  If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted.  Our debt agreements require that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance with those covenants.  We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness.. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our surgery centers may be negatively impacted by weather and other factors beyond our control.  The results of operations of our surgery centers may be adversely impacted by adverse weather conditions, including hurricanes, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, and force certain of our surgery centers to close temporarily.  In certain geographic areas, we have a large concentration of surgery centers that may be simultaneously affected by adverse weather conditions or events.  Our future financial and operating results may be adversely affected by weather and other factors that disrupt the operation of our surgery centers.

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

•   our and our surgery centers’ relationships with physicians and other referral sources;

•   CON approvals and other regulations affecting the construction or acquisition of centers, capital expenditures or the addition of services;

•   the adequacy of medical care, equipment, personnel, and operating policies and procedures;

•   qualifications of medical and support personnel;

•   maintenance and protection of records;

Item 1A.   Risk Factors – (continued)

•   billing for services by healthcare providers, including appropriate treatment of overpayments and credit balances;

•   privacy and security of individually identifiable health information; and

•   environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs.  CMS has enacted additional conditions for coverage that ASCs must meet to enroll and remain enrolled in Medicare, and a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians.  Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses.  We can give you no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us, subject us to fines or penalties, or reduce the demand for our services.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.  The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations.  Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the anti-kickback statute.  Violations of the anti-kickback statute may result in substantial civil or criminal penalties and exclusion from participation in the Medicare and Medicaid programs.  Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.

HHS has published regulations that outline categories of activities that are deemed protected from prosecution under the anti-kickback statute.  Three of the safe harbors apply to business arrangements similar to those used in connection with our surgery centers: the "surgery centers," "investment interest" and "personal services and management contracts" safe harbors. The structure of the limited partnerships and limited liability companies operating our surgery centers, as well as our various business arrangements involving physician group practices, are unlikely to satisfy all of the requirements of any safe harbor. Nevertheless, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the anti-kickback statute.  In addition, many of the states in which we operate also have adopted laws, similar to the anti-kickback statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. These statutes typically impose criminal and civil penalties as well as loss of license.

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

We are unable to predict the impact of the Health Reform Law, which represents significant change across the healthcare industry. The Health Reform Law represents significant change to the healthcare industry. It will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of previously uninsured individuals and reduced government healthcare spending, reform certain aspects of health insurance, expand existing efforts to tie Medicare and Medicaid payments to performance and quality and strengthen fraud and abuse enforcement.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of key provisions of the Health Reform Law but struck down provisions that would have allowed the Department of Health and Human Services to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding. It is unclear how many states will decline to implement the Medicaid expansion and what the resulting impact will be on the number of uninsured individuals. Implementation of the Health Reform Law could be delayed or even blocked due to efforts to repeal or amend the law, and the law remains subject to court challenges on certain issues.  Thus, it is not clear at

Item 1A.   Risk Factors – (continued)

this time what all of the impacts of the Health Reform Law will be and what effect the legislation will have on ASCs or the healthcare industry as a whole.

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

We may write-off intangible assets, such as goodwill.  As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2012 contained an intangible asset designated as goodwill totaling approximately $1.7 billion.  Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.  On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

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

Item 1A.   Risk Factors – (continued)

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 90,000 square feet of office space, which we lease from a third-party pursuant to an agreement that expires in February 2015.  On December 27, 2012, the Company entered into a lease agreement pursuant to which the Company has agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. The Company intends that the building will serve as its principal executive offices beginning in 2015. Prior to taking possession, the Company may terminate the agreement if the landlord fails to satisfy certain construction milestones.  We also lease office space for our regional offices in Miami, Florida, Tempe, Arizona, Dallas, Texas, and Conshohocken, Pennsylvania.  Our affiliated limited partnerships and limited liability companies lease space for their surgery centers ranging from 1,000 to 24,000 square feet, with expected remaining lease terms ranging from one to 20 years.

Item 3.    Legal Proceedings

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market.  The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2011 and 2012, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2011:
High	$25.60	$28.00	$27.96	$26.87
Low	$20.34	$24.32	$19.08	$21.31

2012:
High	$28.29	$30.00	$32.17	$30.50
Low	$24.80	$26.31	$27.24	$25.00

At January 31, 2013, there were approximately 5,700 holders of our common stock, including 127 shareholders of record.  We have never declared or paid a cash dividend on our common stock.  We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  The declaration of dividends is within the discretion of our Board of Directors.

Item 6.   Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Earnings Data:
Revenues	$928,509	$777,587	$692,571	$639,087	$566,705
Operating expenses	648,128	538,344	469,390	424,535	369,227
Equity in earnings of unconsolidated affiliates	1,564	613	-	-	-

Operating income	281,945	239,856	223,181	214,552	197,478
Interest expense	16,972	15,330	13,476	7,752	9,909

Earnings from continuing operations before income taxes	264,973	224,526	209,705	206,800	187,569
Income tax expense	42,627	35,254	32,991	33,457	30,053

Net earnings from continuing operations	222,346	189,272	176,714	173,343	157,516
Discontinued operations:
Earnings from operations of discontinued interests
in surgery centers, net of income tax expense	1,272	2,385	6,514	8,709	10,183
Gain (loss) on disposal of discontinued interests in
surgery centers, net of income tax	25	(1,543)	(2,732)	(702)	(1,773)

Net earnings from discontinued operations	1,297	842	3,782	8,007	8,410

Net earnings	223,643	190,114	180,496	181,350	165,926
Less net earnings attributable to noncontrolling interests	161,080	140,117	130,671	129,202	118,880

Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$49,997	$49,825	$52,148	$47,046
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$62,585	$50,394	$49,998	$49,466	$45,935
Discontinued operations, net of tax	(22)	(397)	(173)	2,682	1,111
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$49,997	$49,825	$52,148	$47,046

Basic earnings per common share:
Net earnings from continuing operations attributable
to AmSurg Corp. common shareholders	$2.03	$1.65	$1.65	$1.62	$1.46
Net earnings attributable to AmSurg Corp. common shareholders	$2.03	$1.64	$1.65	$1.71	$1.49
Diluted earnings per common share:
Net earnings from continuing operations attributable
to AmSurg Corp. common shareholders	$1.98	$1.61	$1.63	$1.60	$1.44
Net earnings attributable to AmSurg Corp. common shareholders	$1.98	$1.60	$1.62	$1.69	$1.47
Weighted average number of shares and share equivalents
outstanding:
Basic	30,773	30,452	30,255	30,576	31,503
Diluted	31,608	31,211	30,689	30,862	31,963

Operating and Other Financial Data:
Continuing centers at end of year	240	224	198	191	177
Procedures performed during year	1,526,053	1,370,421	1,246,875	1,184,152	1,049,544
Same-center revenue increase (decrease)	3%	1%	(2%)	0%	3%
Cash flows provided by operating activities	$295,652	$243,423	$230,575	$232,584	$209,696
Cash flows used in investing activities	(298,943)	(254,367)	(72,905)	(112,792)	(131,780)
Cash flows provided by (used in) financing activities	8,971	17,515	(152,900)	(121,963)	(76,321)

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,398	$40,718	$34,147	$29,377	$31,548
Working capital	107,768	109,561	89,393	80,161	85,497
Total assets	2,044,586	1,573,018	1,165,878	1,066,831	905,879
Long-term debt and other long-term liabilities	646,677	476,094	307,619	318,819	288,251
Non-redeemable and redeemable noncontrolling interests (1)	486,360	302,858	160,539	128,618	66,079
AmSurg Corp. shareholders’ equity	689,488	616,245	564,068	505,116	460,429

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of December 31, 2012, we operated 240 ASCs, of which we owned a majority interest (primarily 51% or greater) in 235 ASCs and a minority interest in five ASCs (three of which are consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2012, 2011 and 2010.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	2012	2011	2010

Procedures	1,526,053	1,370,421	1,246,845
Continuing centers in operation, end of year (consolidated)	238	222	198
Continuing centers in operation, end of year (unconsolidated)	2	2	-
Average number of continuing centers in operation, during year	225	208	194
New centers added during year	18	27	7
Centers merged into existing centers	2	-	-
Centers discontinued during year	4	5	5
Centers under development, end of year	-	1	1
Centers under letter of intent, end of year	2	2	8

Of the continuing centers in operation at December 31, 2012, 149 centers performed gastrointestinal endoscopy procedures, 48 centers performed procedures in multiple specialties, 36 centers performed ophthalmology surgery procedures, and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  During the year ended December 31, 2012, we experienced same-center revenue growth of 3%.  We expect to have a 0% to 2% increase in our same-center revenue for 2013, which reflects positive rate adjustments from CMS in 2013 but is offset by a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California.  Our growth strategy also includes the acquisition and development of additional surgery centers, which on an annual basis would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions would occur in the latter part of 2013, their contribution to our 2013 operating income would not be significant.

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

Sources of Revenues

Our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers and, at certain of our surgery centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers.  These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physicians that perform the surgical procedures.  Revenue is recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as revenue is recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 27%, 29% and 31% of our revenues in the years ended December 31, 2012, 2011 and 2010, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.  Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

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

Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which will be based on historical nationwide productivity gains.  In 2012, reimbursement rates increased by 1.6%, which we estimate positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per share by $0.05.  The reimbursement rates announced by CMS for 2013 reflect a 0.6% net increase, which we estimate will positively impact our 2013 revenue by approximately $2.5 million and our 2013 earnings per share by $0.02.  There can be no assurance that CMS will not further revise the payment system, or that any annual CPI increases will be material.

The Budget Control Act of 2011, or BCA, requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs.  The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs.  The BCA-mandated spending reductions were delayed until March 1, 2013 by the enactment of the American Taxpayer Relief Act of 2012.  The President and Congress continue to negotiate federal government spending reductions, but if action is not taken by March 1, 2013, the BCA-mandated spending reductions will occur.  It is possible that these negotiations will result only in another temporary compromise or will result in greater spending reductions than required by the BCA. We are unable to predict how these spending reductions will be structured or how they would impact the Company, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts.  If implemented under current legislation, we estimate the BCA-mandated spending reductions would reduce our revenue and net earnings per share on an annualized basis by approximately $6.0 million and $0.06, respectively.

In September 2012, the State of California enacted legislation that reduced the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the impact of the reduced rates will negatively impact our 2013 earnings per share by approximately $0.06.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment discussed above that reduces payment updates to ASCs effective since fiscal year 2011.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires establishment of, or participation in, a health insurance exchange for each state and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of these provisions of the Health Reform Law will not become effective until 2014 or later, and these provisions may be amended or repealed or their impact could be offset by reductions in reimbursement under the Medicare program.  On June 28, 2012, the United States Supreme Court upheld the constitutionality of the Health Reform Law except for provisions that would have allowed the Department of Health and Human Services, or HHS, to penalize states that do not implement the Medicaid expansion provisions of the law with the loss of existing federal Medicaid funding.  It is unclear how many states will decline to implement the Medicaid expansion and what the resulting impact will be on the number of uninsured individuals.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual implementation, and possible amendment or repeal, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect the Company.  We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law.  Thus, we cannot predict the full impact of the Health Reform Law on the Company at this time.

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

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  CMS established a quality reporting program for ASCs under which ASCs that fail to report on five quality measures beginning on October 1, 2012 will receive a 2% reduction in reimbursement for calendar year 2014.  As of October 1, 2012, we have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS.  Further, as required by the Health Reform Law, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficiency measures.  The Health Reform Law also requires HHS to study whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of AmSurg and our subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as our wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances are eliminated.  We also have an ownership interest of less than 51% in five of our limited partnerships and LLC’s, three of which we consolidate as we have substantive participation rights and two of which we do not consolidate as we own 20% of each entity and our rights are limited to protective rights only.

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

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of our partnership and operating agreements to purchase the noncontrolling interests related to a majority of our partnerships.  While we believe that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2012, and the occurrence of such regulatory changes is outside of our control.  As a

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

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

Investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates in our consolidated balance sheets. Our share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.  We monitor each investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and record a reduction in carrying value when necessary.

We operate in one reportable business segment, the ownership and operation of ASCs.

Revenue Recognition.  Center revenues consist of billing for the use of the centers’ facilities, or facility fees, directly to the patient or third-party payor, and billing for anesthesia services provided by medical professionals employed or contracted by certain of our centers.  Such revenues are recognized when the related surgical procedures are performed.  Revenues exclude professional fees billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Allowance for Contractual Adjustments and Bad Debt Expense.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  In addition, we must estimate allowances for bad debt expense using similar information and analysis.  These estimates are recorded and monitored monthly for each of our surgery centers as additional revenue is recognized.  Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing.  In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors.  Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.  While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated.  During the years ended December 31, 2012, 2011 and 2010, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods.  At December 31, 2012 and 2011, net accounts receivable reflected allowances for contractual adjustments of $216.4 million and $136.3 million, respectively, and allowances for bad debt expense of $22.4 million and $18.8 million, respectively.  The increase in our contractual allowance and allowances for bad debt expense is primarily related to allowances established for new centers acquired and increases in standard rates at existing centers during 2012.  At December 31, 2012 and 2011, we had 33 and 35 days outstanding, respectively, reflected in our gross accounts receivable.  The decrease in our days outstanding is due in part to an increase in the use of electronic payments through electronic funds transfer from insurance providers and online payment portals created for use by our patients.

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

Goodwill.  We evaluate goodwill for impairment at least on an annual basis.  Impairment of carrying value will also be evaluated more frequently if certain indicators are encountered.  Goodwill is required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  We have determined that we have one operating, as well as one reportable, segment.  For impairment testing purposes, our centers each qualify as components of that operating segment.  Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit.  We completed our annual impairment test as required as of December 31, 2012, and have determined that it is not necessary to recognize impairment in our goodwill as our reporting unit fair value is substantially in excess of its carrying value.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Results of Operations

Our revenues are directly related to the number of procedures performed at our surgery centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers.  We increase our number of surgery centers through both acquisitions and developments.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2012 same-center group, comprised of 198 centers and constituting approximately 83% of our total number of centers, had 3% revenue growth during the year ended December 31, 2012.  Our same-center group in 2013 will be comprised of 223 centers, which constitutes approximately 93% of our total number of centers.  We expect to have a 0% to 2% increase in our same-center revenue for 2013, which reflects positive rate adjustments from CMS in 2013, but is offset by a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California.

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

Accordingly, the effective tax rate on pre-tax earnings as presented is approximately 16%.  However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 40%.  We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	31.4	30.9	30.2
Supply cost	14.2	13.2	13.0
Other operating expenses	20.9	21.8	21.1
Depreciation and amortization	3.3	3.3	3.5

Total operating expenses	69.8	69.2	67.8

Equity in earnings of unconsolidated affiliates	0.2	0.1	-

Operating income	30.4	30.9	32.2

Interest expense	1.9	2.0	1.9

Earnings from continuing operations before income taxes	28.5	28.9	30.3

Income tax expense	4.6	4.6	4.8

Net earnings from continuing operations, net of income tax	23.9	24.3	25.5

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax expense	0.2	0.3	1.0
Loss on disposal of discontinued interests in surgery centers, net of
income tax benefit	-	(0.2)	(0.4)

Net earnings from discontinued operations	0.2	0.1	0.6

Net earnings	24.1	24.4	26.1

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.2	17.9	18.3
Net earnings from discontinued operations	0.2	0.1	0.6

Total net earnings attributable to noncontrolling interests	17.4	18.0	18.9

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.4%	7.2%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.7%	6.5%	7.2%
Discontinued operations, net of income tax	-	(0.1)	-

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.4%	7.2%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The number of procedures performed in our ASCs increased by 155,632, or 11%, to 1,526,053 in 2012 from 1,370,421 in 2011.  Revenues increased $150.9 million, or 19%, to $928.5 million in 2012 from $777.6 million in 2011.  The increase in procedures and revenues resulted primarily from:

•         centers acquired or opened in 2011, which contributed $114.3 million of additional revenues during the year ended December 31, 2012 due to having a full period of operations in 2012;

•         $23.6 million of revenue growth for the year ended December 31, 2012, recognized by our 2012 same-center group, reflecting a 3% increase, primarily as a result of procedure growth; and

•         centers acquired in 2012, which generated $11.2 million in revenues during the year ended December 31, 2012.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2011 and 2012, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the full year of 2011.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Salaries and benefits increased in total by 21% to $291.7 million in 2012, from $240.4 million in 2011.  Salaries and benefits as a percentage of revenues increased by 50 basis points in the year ended December 31, 2012, compared to December 31, 2011.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 20% increase in salaries and benefits at our surgery centers during the year ended December 31, 2012.  Furthermore, we experienced a 29% increase in salaries and benefits at our corporate offices during 2012 over 2011 due to higher bonus expense in 2012 as compared to 2011, additional equity compensation expense, additional staff employed to manage additional centers and the impact of annual salary adjustments.

Supply cost was $132.0 million in 2012, an increase of $29.7 million, or 29%, over supply cost in 2011.  This increase was the result of additional procedure volume and an increase in our average supply cost per procedure by 16% in 2012.  The increase in our average supply cost per procedure is a result of the acquisition of 17 multi-specialty centers acquired in the latter part of 2011, which generally have higher supply cost per procedure than single specialty centers and an increase in certain drug costs at our gastroenterology centers due to supply shortages.

Other operating expenses increased $24.6 million, or 15%, to $194.3 million during 2012, from $169.7 million in 2011.  The additional expense in the 2012 period resulted primarily from:

•         centers acquired or opened during 2011, which resulted in an increase of $23.4 million in other operating expenses during 2012;

•         an increase of $4.3 million in other operating expenses at our 2012 same-center group resulting primarily from general inflationary cost increases; and

•         centers acquired during 2012, which resulted in an increase of approximately $2.6 million in other operating expenses.

Additionally, other operating expenses for 2011 included $3.5 million of transaction related costs associated with the acquisition of 17 centers from National Surgical Care, Inc. (“NSC”).

Depreciation and amortization increased $4.2 million, or 16%, in 2012 over 2011, primarily as a result of centers acquired during 2011 and 2012.

We anticipate further increases in operating expenses in 2013, primarily due to additional acquired centers and potential additional start-up centers.  Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens.  During 2012, we had one center under development that commenced operations.

Interest expense increased $1.6 million, or 11%, to $17.0 million in 2012 from $15.3 million during 2011 primarily due to the issuance in November 2012 of $250.0 million principal amount of 5.625% senior unsecured notes and a 2% interest rate increase associated with our senior secured notes effective November 2012.  The impact of higher interest rates on our senior unsecured notes and senior secured notes was mitigated in part due to an amendment to our revolving credit facility, which lowered the interest rate under our credit agreement by approximately 25 basis points effective June 2012.   See “— Liquidity and Capital Resources.”

We recognized income tax expense of $42.6 million in  2012 compared to $35.3 million in 2011.  Our effective tax rate in 2012 was 16.1% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, approximately 50% to 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During 2012, we classified four surgery centers in discontinued operations, of which three centers were sold and one center was closed during the year.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax gain on the disposition of interests in discontinued surgery centers of $25,000 during 2012 and an after-tax loss on disposition of discontinued interests in surgery centers of $1.5 million in 2011.  The net earnings derived from the operations of the discontinued surgery centers was $1.3 million during the year ended December 31, 2012 and $2.4 million during the year ended December 31, 2011.

Noncontrolling interests in net earnings for 2012 increased $21.0 million, or 15%, from 2011, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.4% from 18.0% during 2012 as a result of the Company owning a higher ownership percentage in centers acquired over the past year.  The net earnings from discontinued operations attributable to noncontrolling interests were $1.3 million and $1.2 million during the years ended December 31, 2012 and 2011, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The number of procedures performed in our ASCs increased by 123,546, or 10%, to 1,370,421 in 2011 from 1,246,875 in 2010.  Revenues increased $85.0 million, or 12%, to $777.6 million in 2011 from $692.6 million in 2010.  The increase in procedure and revenue growth resulted primarily from:

•         centers acquired in 2011, which generated $58.7 million in revenues during the year ended December 31, 2011;

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

•         centers acquired or opened in 2010, which contributed $18.4 million of additional revenues during the year ended December 31, 2011 due to having a full period of operations in 2011; and

•         $6.7 million of revenue growth for the year ended December 31, 2011, recognized by our 2011 same-center group, reflecting a 1% increase, primarily as a result of procedure growth.

Salaries and benefits increased in total by 15% to $240.4 million in 2011, from $209.1 million in 2010.  Salaries and benefits as a percentage of revenues increased by 70 basis points in the year ended December 31, 2011, compared to December 31, 2010, primarily due to the impact of low revenue growth within our same center group and increases in center and corporate salaries and benefits.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 13% increase in salaries and benefits at our surgery centers during the year ended December 31, 2011.  Furthermore, we experienced a 23% increase in salaries and benefits at our corporate offices during 2011 over 2010 due to higher bonus expense in 2011 as compared to 2010, additional equity compensation expense, additional staff employed to manage the additional centers added over the prior year and the impact of annual salary adjustments.

Supply cost was $102.4 million in 2011, an increase of $12.5 million, or 14%, over supply cost in 2010.  This increase was primarily the result of additional procedure volume.  Our average supply cost per procedure increased by 4% in 2011.  This increase is a result of the additional multi-speciality centers acquired from NSC.

Other operating expenses increased $23.9 million, or 16%, to $169.7 million during 2011, from $145.8 million in 2010.  The additional expense in the 2011 period, net of certain offsets, resulted primarily from:

•         centers acquired during 2011, which resulted in an increase of approximately $13.5 million in other operating expenses;

•         an increase of $5.5 million in other operating expenses at our 2011 same-center group resulting primarily from general inflationary cost increases;

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

We recognized income tax expense of $35.3 million in  2011 compared to $33.0 million in 2010.  Our effective tax rate in 2011 was 15.7% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.

During 2011, we classified five additional surgery centers in discontinued operations, of which three centers were sold and two centers were closed during the year.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities, with the exception of one center acquired from NSC that was sold upon the exercise of a change in control provision by the non-controlling partners of the center. These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax loss on the disposition of discontinued interests in surgery centers of $1.5 million during 2011 and an after-tax loss on disposition of discontinued interests in surgery centers of $2.7 million in 2010.  The net earnings derived from the operations of the discontinued surgery centers, including the 2011 results of surgery centers discontinued in 2012, was $2.4 million during the year ended December 31, 2011 and was $6.5 million during the year ended December 31, 2010.

Noncontrolling interests in net earnings for 2011 increased $9.4 million, or 7%, from 2010, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 18.0% from 18.9% during 2011 as a result of reduced center profit margins caused by lower same-center revenue growth and the Company owning a higher ownership percentage in recently acquired centers.  The net earnings from discontinued operations attributable to noncontrolling interests were $1.2 million and $4.0 million during the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2012 and 2011 were $46.4 million and $40.7 million, respectively.  At December 31, 2012, we had working capital of $107.8 million, compared to $109.6 million at December 31, 2011.  Operating activities for 2012 generated $295.7 million in cash flow from operations compared to $243.4 million in 2011.  The increase in operating cash flow resulted primarily from higher net earnings in the 2012 period over the comparable 2011 period.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the years ended December 31, 2012 and 2011, were $162.9 million and $138.7 million, respectively.  Distributions to noncontrolling interests increased $6.6 million, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally,

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At December 31, 2012 and 2011, our accounts receivable represented 33 and 35 days of revenue outstanding, respectively.  The decrease in our days outstanding is due in part to an increase in the use of electronic payments through electronic funds transfer from insurance providers and online payment portals created for use by our patients.

During 2012, we had total acquisitions and capital expenditures of $306.3 million, which included:

•   $277.4 million for acquisitions of interests in ASCs and related transactions;

•   $29.5 million for new or replacement property at existing centers, including $1.1 million in new capital leases; and

•   $520,000 for centers under development.

During 2012, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $1.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners. During 2012, we received $71,000 in capital contributions by our partners.

As of December 31, 2012 and 2011, we had contingent purchase price obligations of $2.7 million and $5.2 million, respectively.  During 2012, we funded through operating cash flow $1.8 million of our purchase price obligations.   The remaining purchase price obligations are related to our acquisition of 17 centers from NSC on September 1, 2011.  We have agreed to pay as additional consideration an amount up to $7.5 million based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period from January 1, 2012 to December 31, 2012.  In addition, during 2012 the Company paid NSC $115,000 to settle the working capital adjustment related to the transaction.  At December 31, 2011, we recorded $3.1 million in other long-term liabilities on our consolidated balance sheet related to the fair value of the potential additional consideration due to NSC.  As of December 31, 2012, our estimate of the fair value of the additional consideration due to NSC is $2.7 million.  We expect to fund the contingent purchase price payable out of our revolving credit facility during the first quarter of 2013.

We received approximately $7.3 million from the sale of our interests in three surgery centers during the year ended December 31, 2012.  During 2011, we received approximately $7.0 million from the sale of our interest in three surgery centers.  Cash from the sales was used to repay long-term debt.

On June 29, 2012, we amended our revolving credit agreement which we utilize to, among other things, finance our acquisition and development projects and any future stock repurchase programs.  As a result of the amendment, the availability under the credit agreement was increased $25.0 million to $475.0 million; the maturity date was extended from April 2016 to June 2017; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.5% to 2.25% from LIBOR plus 1.75% to 2.75%.  On November 7, 2012 we further amended our revolving credit facility and amended the note purchase agreement relating to our senior secured notes to allow for our issuance of the senior unsecured notes (discussed below) and revise certain existing covenants. In connection with the amendment of the note purchase agreement relating to our senior secured notes, the interest rate on our senior secured notes increased to 8.04% from 6.04%.  We determined it was more advantageous to leave the senior secured notes in place.

On November 20, 2012, we completed a private offering of $250.0 million aggregate principle amount of 5.625% senior unsecured notes due 2020.  The net proceeds from the issuance of the senior unsecured notes were used to pay down a portion of the outstanding obligations on our credit facility.  The senior unsecured notes are pari passu in right of payment with our existing and future senior debt and senior to our existing and future subordinated debt.  Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, beginning on May 30, 2013 and maturing on November 30, 2020. The senior unsecured notes contain certain covenants which, among other things, limit, our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

As a result of the amendments to our credit facility and the note purchase agreement relating to our senior secured notes and the issuance of the senior unsecured notes, we incurred approximately $8.0 million of financing costs, which will be deferred and amortized over the life of the respective obligations.

During 2012, we had net borrowings on long-term debt of $171.4 million.  At December 31, 2012, we had $279.8 million outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our senior unsecured notes and $75.0 million outstanding pursuant to our senior secured notes.  We were in compliance with all covenants contained in our revolving credit agreement, the note purchase agreement relating to our senior secured notes and the indenture relating to our senior unsecured notes.

During the year ended December 31, 2012, we received approximately $18.2 million from the exercise of options under our employee stock option plans.  The tax benefit received from the exercise of those options was approximately $1.8 million.

On April 24, 2012, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock through November 1, 2013.  We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During 2012, we repurchased 415,084 shares for $11.8 million in order to mitigate the dilutive effect of shares issued pursuant to stock option exercises.  In addition,

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

we repurchased approximately 48,100 shares with a value of $1.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

The following schedule summarizes our contractual obligations by period as of December 31, 2012 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$766,739	$42,988	$82,462	$348,107	$293,182
Capital lease obligations, including interest	15,989	2,674	3,242	2,136	7,937
Operating leases, including renewal option periods (2)	590,885	47,102	92,313	89,439	362,031
Construction in progress commitments	1,076	1,076	-	-	-
Liability for unrecognized tax benefits	10,113	-	10,113	-	-
Other contractual obligations (3)	2,744	2,744	-	-	-

Total contractual cash obligations	$1,387,546	$96,584	$188,130	$439,682	$663,150

(1)

Our long-term debt may increase based on future acquisition activity.  We will use our operating cash flow to repay existing long-term debt under our revolving credit facility, senior secured notes and senior unsecured notes prior to or on their maturity dates.

(2)

Operating lease obligations do not include common area maintenance, or CAM, insurance or tax payments for which the Company is also obligated.  Total expense related to CAM, insurance and taxes for the 2012 fiscal year was approximately $7.1 million.

(3)	Other contractual obligations consist of purchase price commitments that were contingent upon certain events.

In addition, as of February 27, 2013, we had available under our revolving credit agreement $278.2 million for acquisition borrowings.

Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months.  In addition to acquiring and developing single ASCs, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains or networks of ASCs.  Such acquisitions, joint ventures or other opportunities may require an amendment to our current debt agreements or additional external financing.  As previously discussed, we cannot assure you that any required financing will be available, or will be available on terms acceptable to us.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2012, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.7 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2013.

During 2012, we issued $250.0 million principal amount of 5.625% senior unsecured notes due 2020, which resulted in additional fees and interest rate spreads in 2012 compared to 2011.  In connection with the issuance of the senior unsecured notes, it was necessary to amend our senior secured notes which resulted in an increase in the applicable interest rate from 6.04% to 8.04%.

The table below provides information as of December 31, 2012 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2012

Fixed rate	$15,879	17,129	14,044	12,025	11,832	283,196	$354,105	$379,036
Average interest
rate	5.8%	6.7%	7.1%	7.7%	7.5%	5.9%

Variable rate	$1,528	749	635	560	280,104	431	$284,007	$284,007
Average interest
rate	3.1%	3.4%	3.5%	3.5%	2.5%	2.5%

The difference in maturities of long-term obligations and overall increase in total borrowings from 2011 to 2012 principally resulted from the refinancing of our revolving credit facility, our senior secured notes, and our borrowings associated with acquisitions of surgery centers.  The average interest rates on these borrowings at December 31, 2012 remained consistent as compared to December 31, 2011.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 27, 2013

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011

Assets

Current assets:
Cash and cash equivalents	$46,398	$40,718
Accounts receivable, net of allowance of $22,379 and $18,844, respectively	96,752	93,454
Supplies inventory	18,406	15,039
Deferred income taxes	3,088	2,129
Prepaid and other current assets	27,537	21,875

Total current assets	192,181	173,215

Property and equipment, net	166,612	144,558
Investments in unconsolidated affiliates and long-term notes receivable	11,274	10,522
Goodwill	1,652,002	1,229,298
Intangible assets, net	22,517	15,425

Total assets	$2,044,586	$1,573,018

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$17,407	$10,800
Accounts payable	23,509	19,746
Current income taxes payable	-	1,796
Accrued salaries and benefits	29,251	22,224
Other accrued liabilities	14,246	9,088

Total current liabilities	84,413	63,654

Long-term debt	620,705	447,963
Deferred income taxes	137,648	114,167
Other long-term liabilities	25,972	28,131
Commitments and contingencies
Noncontrolling interests – redeemable	175,382	170,636
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,941,441 and 31,283,772
shares outstanding, respectively	183,867	173,187
Retained earnings	505,621	443,058

Total AmSurg Corp. equity	689,488	616,245
Noncontrolling interests – non-redeemable	310,978	132,222

Total equity	1,000,466	748,467

Total liabilities and equity	$2,044,586	$1,573,018

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Earnings

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except earnings per share)

	2012	2011	2010

Revenues	$928,509	$777,587	$692,571

Operating expenses:
Salaries and benefits	291,713	240,386	209,062
Supply cost	132,044	102,356	89,863
Other operating expenses	194,293	169,730	145,800
Depreciation and amortization	30,078	25,872	24,665

Total operating expenses	648,128	538,344	469,390

Equity in earnings of unconsolidated affiliates	1,564	613	-

Operating income	281,945	239,856	223,181

Interest expense	16,972	15,330	13,476

Earnings from continuing operations before income taxes	264,973	224,526	209,705

Income tax expense	42,627	35,254	32,991

Net earnings from continuing operations	222,346	189,272	176,714

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax	1,272	2,385	6,514
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax	25	(1,543)	(2,732)

Net earnings from discontinued operations	1,297	842	3,782

Net earnings	223,643	190,114	180,496

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	159,761	138,878	126,716
Net earnings from discontinued operations	1,319	1,239	3,955

Total net earnings attributable to noncontrolling interests	161,080	140,117	130,671

Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$49,997	$49,825

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$62,585	$50,394	$49,998
Discontinued operations, net of income tax	(22)	(397)	(173)

Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$49,997	$49,825

Earnings per share-basic:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$2.03	$1.65	$1.65
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	-	(0.01)	-

Net earnings attributable to AmSurg Corp. common shareholders	$2.03	$1.64	$1.65

Earnings per share-diluted:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$1.98	$1.61	$1.63
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	-	(0.01)	(0.01)

Net earnings attributable to AmSurg Corp. common shareholders	$1.98	$1.60	$1.62

Weighted average number of shares and share equivalents outstanding:
Basic	30,773	30,452	30,255
Diluted	31,608	31,211	30,689

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010

Net earnings	$223,643	$190,114	$180,496

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	-	515	1,334

Comprehensive income, net of income tax	223,643	190,629	181,830

Less comprehensive income attributable to noncontrolling interests	161,080	140,117	130,671

Comprehensive income attributable to AmSurg Corp.
common shareholders	$62,563	$50,512	$51,159

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)	Earnings

Balance at January 1, 2010	30,674	$163,729	$343,236	$(1,849)	$5,255	$510,371	$123,363
Issuance of restricted common stock	233	-	-	-	-	-	-
Cancellation of restricted
common stock	(25)	(15)	-	-	-	(15)	-
Stock options exercised	158	2,583	-	-	-	2,583	-
Share-based compensation	-	4,869	-	-	-	4,869	-
Tax benefit related to exercise
of stock options	-	71	-	-	-	71	-
Net earnings	-	-	49,825	-	4,546	54,371	126,125	$180,496
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(4,844)	(4,844)	(127,193)
Purchase of noncontrolling interest	-	893	-	-	(137)	756	(1,046)
Sale of noncontrolling interest	-	(608)	-	-	434	(174)	614
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	7,545	7,545	25,877
Gain on interest rate swap, net of
income tax expense of $860	-	-	-	1,334	-	1,334	-

Balance at December 31, 2010	31,040	171,522	393,061	(515)	12,799	576,867	147,740
Issuance of restricted common stock	277	-	-	-	-	-	-
Cancellation of restricted common stock	(1)	(9)	-	-	-	(9)	-
Stock options exercised	374	6,872	-	-	-	6,872	-
Stock repurchased	(406)	(10,007)	-	-	-	(10,007)	-
Share-based compensation	-	6,178	-	-	-	6,178	-
Tax benefit related to exercise
of stock options	-	649	-	-	-	649	-
Net earnings	-	-	49,997	-	10,181	60,178	129,936	$190,114
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(9,502)	(9,502)	(129,979)
Purchase of noncontrolling interest	-	195	-	-	(817)	(622)	(788)
Sale of noncontrolling interest	-	(1,702)	-	-	439	(1,263)	1,771
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	-	122,276	122,276	21,390
Disposals and other transactions
impacting noncontrolling interests	-	(511)	-	-	(3,154)	(3,665)	566
Gain on interest rate swap, net of
income tax expense of $332	-	-	-	515	-	515	-

Balance at December 31, 2011	31,284	$173,187	$443,058	$-	$132,222	$748,467	$170,636

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity – (continued)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2011	31,284	$173,187	$443,058	$-	$132,222	$748,467	$170,636
Issuance of restricted common stock	281	-	-	-	-	-	-
Cancellation of restricted common stock	(2)	-	-	-	-	-	-
Stock options exercised	842	18,214	-	-	-	18,214	-
Stock repurchased	(464)	(13,101)				(13,101)
Share-based compensation	-	6,692	-	-	-	6,692	-
Tax benefit related to exercise
of stock options	-	1,834	-	-	-	1,834	-
Net earnings	-	-	62,563	-	26,303	88,866	134,777	$223,643
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(26,514)	(26,514)	(136,356)
Purchase of noncontrolling interest	-	252	-	-	(421)	(169)	(81)
Sale of noncontrolling interest	-	(2,794)	-	-	4,352	1,558	-
Acquisitions and other
transactions impacting
noncontrolling interests	-	-	-	-	175,036	175,036	7,038
Disposals and other
transactions impacting
noncontrolling interests	-	(417)	-	-	-	(417)	(632)

Balance at December 31, 2012	31,941	$183,867	$505,621	$-	$310,978	$1,000,466	$175,382

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010

Cash flows from operating activities:
Net earnings	$223,643	$190,114	$180,496
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	30,078	25,872	24,665
Net (gain) loss on sale of long-lived assets	(1,065)	(1,518)	4,243
Share-based compensation	6,692	6,178	4,869
Excess tax benefit from share-based compensation	(1,784)	(977)	(200)
Deferred income taxes	24,558	23,623	18,247
Equity in earnings of unconsolidated affiliates	(1,564)	(613)	-
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	8,061	(2,122)	713
Supplies inventory	110	168	(541)
Prepaid and other current assets	(4,651)	838	(3,364)
Accounts payable	579	(2,205)	(220)
Accrued expenses and other liabilities	7,550	2,329	168
Other, net	3,445	1,736	1,499

Net cash flows provided by operating activities	295,652	243,423	230,575

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(277,388)	(239,223)	(53,690)
Acquisition of property and equipment	(28,864)	(22,170)	(19,275)
Proceeds from sale of interests in surgery centers	7,309	7,026	60

Net cash flows used in investing activities	(298,943)	(254,367)	(72,905)

Cash flows from financing activities:
Proceeds from long-term borrowings	565,566	288,869	176,619
Repayment on long-term borrowings	(394,164)	(129,107)	(195,960)
Distributions to noncontrolling interests	(162,941)	(138,724)	(132,110)
Proceeds from issuance of common stock upon exercise of stock options	18,214	6,872	2,583
Repurchase of common stock	(13,101)	(10,007)	-
Capital contributions and ownership transactions by noncontrolling interests	1,595	660	224
Excess tax benefit from share-based compensation	1,784	977	200
Financing cost incurred	(7,982)	(2,025)	(4,456)

Net cash flows provided by (used in) financing activities	8,971	17,515	(152,900)

Net increase in cash and cash equivalents	5,680	6,571	4,770
Cash and cash equivalents, beginning of year	40,718	34,147	29,377

Cash and cash equivalents, end of year	$46,398	$40,718	$34,147

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

a.     Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company also has majority ownership interests in other limited partnerships and LLCs formed to develop additional centers.  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company does have an ownership interest of less than 51% in five of its limited partnerships and LLC’s, three of which it consolidates as the Company has substantive participation rights, and two of which it does not consolidate, as the Company owns 20% of each entity and the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 14, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2012, the occurrence of such regulatory changes is outside the control of the Company.  As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

d.     Prepaid and Other Current Assets

At December 31, 2012, prepaid and other current assets were comprised of short-term investments of $8,804,000, other prepaid expenses of $6,462,000, prepaid insurance expense of $4,963,000, other current receivables of $5,926,000 and other current assets of $1,382,000.  At December 31, 2011, prepaid and other current assets were comprised of short-term investments of $6,516,000, other prepaid expenses of $5,674,000, prepaid insurance expense of $4,185,000, other current receivables of $4,394,000 and other current assets of $1,106,000.

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

f.      Goodwill

The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered.  Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  The Company has determined that it has one operating, as well as one reportable, segment.  For impairment testing purposes, the centers qualify as components of that operating segment.  Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit.  The Company completed its annual impairment test as of December 31, 2012, and determined that goodwill was not impaired.

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

h.     Other Long-Term Liabilities

At December 31, 2012, other long-term liabilities are comprised of deferred rent of $12,134,000, tax-effected unrecognized benefits of $10,113,000 (see note 1(k)), unfavorable lease liability of $3,559,000 and other long-term liabilities of $166,000.  At December 31, 2011, other long-term liabilities are comprised of deferred rent of $10,255,000, tax-effected unrecognized benefits of $8,356,000 (see note 1(k)), purchase price obligation of $5,236,000, unfavorable lease liability of $4,084,000 and other long-term liabilities of $200,000.

i.      Revenue Recognition

Center revenues consist of billing for the use of the centers’ facilities (the “facility fee”) directly to the patient or third-party payor and, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), billing for anesthesia services provided by medical professionals employed or contracted by our centers.  Such revenues are recognized when the related surgical procedures are performed.  Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the years ended December 31, 2012, 2011 and 2010, the Company derived approximately 27%, 29% and 31%, respectively, of its revenues from government healthcare programs, primarily Medicare, and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

j.      Operating Expenses

Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers.  Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense.  Bad debt expense was approximately $20,073,000, $18,449,000 and $16,945,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increasing its financing cash flows by $1,784,000, $977,000 and $200,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at December 31, 2012 and 2011 reflect allowances for contractual adjustments of $216,363,000 and $136,265,000, respectively, and allowance for bad debt expense of $22,379,000 and $18,844,000, respectively.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

o.     Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards (“FASB”) amended Accounting Standards Codification (“ASC”) 220, "Presentation of Comprehensive Income." This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12, which is an update to the amendment issued in June 2011. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This ASU impacts presentation only and had no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  During 2012 and 2011, the Company, through a wholly owned subsidiary, acquired a controlling interest in 17 centers, one of which was merged into an existing center, and 24 centers, respectively.  In addition, the Company acquired a non-controlling interest in two centers during 2011.  The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during 2012 and 2011 was approximately $277,388,000 and $239,223,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s long term debt structure.

At December 31, 2012 and 2011, the Company had contingent purchase price obligations of $2,744,000 and $5,236,000.  During 2012, the Company funded through operating cash flow $1,829,000 of its purchase price obligations.   The remaining purchase price obligations are related to the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  The Company agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  In addition, $3,500,000 of the purchase price was placed in an escrow fund to allow for any working capital adjustments up to $500,000, with the remainder allocated to potential indemnity claims, if any, which must be asserted by the Company within one year of the transaction date.  During 2012, the Company paid NSC $115,000 to settle the working capital adjustment and authorized the release of $3,500,000 from escrow.  As of December 31, 2011, the Company had recorded $3,100,000 in other long-term liabilities in the accompanying balance sheet a purchase price obligation related to the Company’s estimate of the fair value of the potential additional consideration due to NSC.  As of December 31, 2012, the Company’s estimate of the fair value of the additional consideration due to NSC is approximately $2,744,000.

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

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2012 and 2011, including post acquisition date adjustments recorded to finalize purchase price allocations, are as follows (in thousands):

		Acquired
	Individual	NSC	Individual
	Acquisitions	Centers	Acquisitions
	2012	2011

Accounts receivable	$11,572	$16,032	$7,837
Supplies inventory, prepaid and other current assets	4,750	5,744	1,888
Investment in unconsolidated subsidiaries	-	10,710	-
Property and equipment	23,546	18,208	8,350
Goodwill	429,504	167,865	169,777
Other intangible assets	800	268	1,750
Accounts payable	(3,199)	(2,612)	(2,665)
Other accrued liabilities	(2,387)	(5,233)	(415)
Long-term debt	(6,954)	(2,900)	(5,698)
Other long-term liabilities	-	(1,895)	-

Total fair value	457,632	206,187	180,824
Less: Fair value attributable to noncontrolling interests	182,073	70,502	72,050

Acquisition date fair value of total consideration transferred	$275,559	$135,685	$108,774

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  During 2012 and 2011, respectively, approximately $260,547,000 and $212,576,000 of goodwill recorded was deductible for tax purposes. Goodwill deductible for tax purposes associated with the acquisition of NSC centers was approximately $110,000,000 for the year ended December 31, 2011. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $700,000 and $3,783,000 in acquisition related costs during 2012 and 2011, respectively.  The additional transaction costs incurred for the year ended December 31, 2011 over the year end December 31, 2012 is primarily due to the acquisition of the NSC centers in 2011.

Revenues and net earnings included in the years ended December 31, 2012 and 2011 associated with these acquisitions are as follows (in thousands):

		Acquired
	Individual	NSC	Individual
	Acquisitions	Centers	Acquisitions
	2012	2011

Revenues	$11,247	$35,130	$23,534

Net earnings	3,441	4,982	7,251
Less: Net earnings attributable to noncontrolling interests	1,977	3,193	4,213

Net earnings attributable to AmSurg Corp. common shareholders	$1,464	$1,789	$3,038

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the years ended December 31, 2012 and 2011, assuming all 2012 acquisitions had been consummated on January 1, 2011 and all 2011 acquisitions had been consummated on January 1, 2010, are as follows (in thousands, except per share data):

	2012	2011

Revenues	$1,075,748	$1,050,150
Net earnings	261,397	245,893
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	72,777	67,861
Net earnings	72,755	63,274
Net earnings from continuing operations per common share:
Basic	$2.36	$2.23
Diluted	$2.30	$2.17
Net earnings:
Basic	$2.36	$2.08
Diluted	$2.30	$2.03
Weighted average number of shares and share equivalents:
Basic	30,773	30,452
Diluted	31,608	31,211

3.  Dispositions

The Company initiated the dispositions of certain of its centers primarily due to management’s assessment of the limited growth opportunities at these centers and as a result of certain market driven strategies.  Results of operations of the centers discontinued for the years ended December 31, 2012, 2011 and 2010, are as follows (in thousands):

	2012	2011	2010

Cash proceeds from disposal	$7,309	$7,026	$60
Net earnings from discontinued operations	1,297	842	3,782
Net loss from discontinued operations attributable to AmSurg Corp.	(22)	(397)	(173)

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued surgery centers for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Revenues	$5,648	$13,302	$28,136
Earnings before income taxes	1,538	3,059	8,240
Net earnings	1,272	2,385	6,514

4.  Property and Equipment

Property and equipment at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011

Building and improvements	$151,270	$126,537
Movable equipment, software and software development costs	208,541	182,254
Construction in progress	2,313	4,824

	362,124	313,615
Less accumulated depreciation	(195,512)	(169,057)

Property and equipment, net	$166,612	$144,558

The Company capitalized interest in the amount of $43,000, $85,000 and $54,000 for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company and its partnerships had unfunded construction and equipment purchases of approximately $1,076,000 in order to complete construction in progress.  Depreciation expense for continuing and discontinued operations for the years ended December 31, 2012, 2011 and 2010 was $30,072,000, $26,068,000 and $25,279,000, respectively.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

5.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Balance, beginning of period	$1,229,298	$894,497
Goodwill acquired, including post acquisition adjustments	429,504	344,089
Disposals	(6,800)	(9,288)

Balance, end of period	$1,652,002	$1,229,298

Amortizable intangible assets at December 31, 2012 and 2011 consisted of the following (in thousands):

	2012			2011
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$14,523	$(3,029)	$11,494	$6,541	$(1,838)	$4,703
Agreements, contracts and other intangible assets	3,448	(2,250)	1,198	3,448	(2,026)	1,422

Total amortizable intangible assets	$17,971	$(5,279)	$12,692	$9,989	$(3,864)	$6,125

Amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $1,415,000, $1,472,000 and $1,184,000, respectively.  Deferred financing costs increased approximately $6,200,000 related to the issuance of the senior unsecured notes.  Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2012, with a weighted average amortization period of 5.8 years, is $2,329,000, $2,324,000, $2,323,000, $2,323,000, $1,508,000 and $1,885,000.

At December 31, 2012 and 2011, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,825,000 and $9,300,000, respectively.

6.  Long-term Debt

Long-term debt at December 31, 2012 and 2011 was comprised of the following (in thousands):

	2012	2011

Revolving credit agreement (average rate of 2.5%)	$279,780	$351,000
Senior Unsecured Notes (5.625%)	250,000	-
Senior Secured Notes (8.04%)	75,000	75,000
Other debt at an average rate of 3.9%, due through 2019	21,350	20,052
Capitalized lease arrangements at an average rate of 5.7%, due through 2026	11,982	12,711

	638,112	458,763
Less current portion	17,407	10,800

Long-term debt	$620,705	$447,963

Principal payments required on long-term debt in the five years and thereafter subsequent to December 31, 2012 are $17,407,000, $17,878,000, $14,679,000, $12,585,000, $291,936,000, and $283,627,000.

a.     Credit Facility

On June 29, 2012, the Company amended its revolving credit agreement to increase the borrowing capacity and adjust the interest rate spreads.   On November 7, 2012, the Company further amended its revolving credit facility to allow for the Company’s issuance of the 5.625% Senior Notes (discussed below), which resulted in certain adjustments to the existing covenants. The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.50% to 1.25% or LIBOR plus 1.50% to 2.25%, or a combination thereof; provides for a fee of 0.20% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2017 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

partnerships and limited liability companies.  The Company was in compliance with the covenants contained in the revolving credit agreement at December 31, 2012.

b.     Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250,000,000 aggregate principle amount of 5.625% senior unsecured notes due 2020 (the “Senior Unsecured Notes”).  The net proceeds from the issuance were used to reduce the outstanding indebtedness under the Company’s existing revolving credit facility, creating capacity to fund future acquisitions.  The Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by the Company  and certain of its existing and subsequently acquired or organized wholly owned domestic subsidiaries, (the “Guarantors”). The Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, beginning on May 30, 2013, and ending on the maturity date of November 30, 2020.

Prior to November 30, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Unsecured Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings.  On or after November 30, 2015, the Company may redeem the Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve-month period beginning on November 30 of the years indicated below:

Period	Redemption Price
2015	104.219%
2016	102.813%
2017	101.406%
2018 and thereafter	100.000%

The Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the Senior Unsecured Notes at December 31, 2012.

In connection with the issuance of the Senior Unsecured Notes, the Company entered into a registration rights agreement, dated November 20, 2012 (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company and the Guarantors will use their commercially reasonable efforts to file an exchange offer registration statement with respect to the Senior Unsecured Notes with the Securities and Exchange Commission (the “SEC”) within 270 days from the date of the agreement.  If the registration does not become effective within the allotted period, the Company would be obligated to pay certain liquidated damages, not to exceed a maximum amount of 1.0% per annum.

c.     Senior Secured Notes

The senior secured notes (the “Senior Secured Notes”) were issued on May 28, 2010, pursuant to a note purchase agreement, in the principal amount of $75,000,000 and are due May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the Senior Unsecured Notes, which resulted in an increase in the annual interest rate of 2% to 8.04%, and included certain other adjustments to the existing covenants.  The Senior Secured Notes are pari passu with the indebtedness under the Company’s revolving credit facility and the Senior Unsecured Notes and require payment of principal beginning in August 2013.  The note purchase agreement governing the Senior Secured Notes contains covenants similar to the covenants in the revolving credit agreement and includes a make whole provision in the event of any prepayment of principle.  The Company was in compliance with the covenants contained in the note purchase agreement relating to the Senior Secured Notes at December 31, 2012.

d.     Other Debt

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $89,595,000.  The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

7.  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the interest rate swap, net of tax, of $515,000 and $1,334,000 was included in other comprehensive income in the years ended December 31, 2011 and 2010, respectively.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2012 and 2011, with the exception of the contingent purchase price payable, the Company utilized Level 2 inputs to perform such measurements methods which were commensurate with the market approach.  The Company utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	2012	2011

Assets:
Supplemental executive retirement savings plan investments - Level 2	$8,804	$6,516

Liabilities:
Contingent purchase price payable - Level 3 (see note 2)	$2,744	$3,100

The fair value of the supplemental executive retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  The fair value of the contingent purchase price payable related to the centers acquired from NSC as of December 31, 2012 was determined utilizing the actual earnings of those centers during the earnout period, January 1, 2012 to December 31, 2012, in accordance with the purchase agreement.  The fair value of the contingent purchase price payable as of December 31, 2011 was based on an estimate of the expected earnings of the centers acquired from NSC utilizing various scenarios and weighting the probable outcome of each scenario using a range of expected probability of 25% to 40%.  Management discounted the results of such analysis using a discount rate of 1.6%.  During the year ended December 31, 2012, the Company recognized an unrealized gain of approximately $356,000 in the accompanying consolidated statements of earnings.  The change in fair value is a result of the completion of the earnout period and the final measurement of the excess earnings over the targeted earnings of the acquired centers.  The Company expects to fund the contingent purchase price payable using its revolving credit facility during the first quarter of 2013.  There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2012.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $354,105,000, was approximately $379,036,000 at December 31, 2012.  The fair value of variable-rate long-term debt approximates its carrying value of $284,007,000 at December 31, 2012.  The fair value of fixed rate long-term debt, with a carrying value of $101,188,000, was approximately $105,302,000 at December 31, 2011.  The fair value of variable-rate long-term debt approximates its carrying value of $357,575,000 at December 31, 2011.  With the exception of the Company’s Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

9.  Leases

The Company has entered into various building and equipment capital and operating leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2031.  Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2012 were as follows (in thousands):

	Capitalized	Operating
Year Ended December 31,	Equipment Leases	Leases

2013	$2,674	$47,102
2014	1,859	46,568
2015	1,383	45,745
2016	1,125	44,973
2017	1,011	44,466
Thereafter	7,937	362,031

Total minimum rentals	15,989	$590,885
Less amounts representing interest at rates ranging from 3.8% to 11.8%	4,007

Capital lease obligations	$11,982

At December 31, 2012, buildings and equipment with a cost of approximately $16,219,000 and accumulated depreciation of approximately $4,243,000 were held under capital leases.  The Company and the partners in the partnerships have guaranteed payment of certain of these leases.  Rental expense for operating leases for the years ended December 31, 2012, 2011 and 2010 was approximately $47,278,000, $42,413,000 and $37,301,000, respectively.

10.  Shareholders’ Equity

a.     Common Stock

On October 20, 2010, the Company’s Board of Directors authorized a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased over the following 18 months. On April 24, 2012, the Board of Directors authorized a new stock purchase program for up to $40,000,000 of the Company’s shares of common stock through November 1, 2013.

During the year ended 2012, the Company purchased 415,084 shares of the Company’s common stock for approximately $11,838,000, at an average price of $28.50 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the year ended 2011, the Company purchased 344,100 shares of the Company’s common stock for approximately $8,584,000, at an average price of $24.92 per share.  In addition, during 2012 and 2011, the Company repurchased 48,139 shares and 62,700 shares, respectively, of common stock for approximately $1,263,000 and $1,423,000 to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.     Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At December 31, 2012, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 1,069,084 shares were available for future equity grants, including 906,972 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2010 is fully vested but is restricted from trading for five years from the date of grant.  Restricted stock granted to outside directors in 2011 and 2012 vests over a two and one year period, respectively, and is subject to certain holding restrictions.  Restricted stock granted to employees during 2010 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

employees prior to 2010 vests at the end of four years from the date of grant.  In addition, shares held by the Company’s senior management are subject to certain holding restrictions.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Options are granted at market value on the date of the grant and vest over four years.  No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	2012	2011	2010

Share-based compensation expense	$6,692	$6,178	$4,869
Fair value of shares vested	6,425	7,356	1,647
Cash received from option exercises	18,214	6,872	2,583
Tax benefit from option exercises	1,784	977	200

As of December 31, 2012, the Company had total unrecognized compensation cost of approximately $6,382,000 related to non-vested awards, which the Company expects to recognize through 2016 and over a weighted-average period of 1.1 years.

Average outstanding share-based awards to purchase approximately 20,000, 923,000 and 2,400,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the calculation of diluted securities under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact.

A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2012, is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at January 1, 2010	466,387	$22.29
Shares granted	233,460	21.83
Shares vested	(8,973)	20.45
Shares forfeited	(25,965)	22.21

Non-vested shares at December 31, 2010	664,909	$22.16
Shares granted	276,869	21.78
Shares vested	(208,949)	23.11
Shares forfeited	(417)	24.75

Non-vested shares at December 31, 2011	732,412	$21.91
Shares granted	281,429	26.78
Shares vested	(183,019)	25.98
Shares forfeited	(2,136)	26.26

Non-vested shares at December 31, 2012	828,686	$22.50

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

A summary of stock option activity for the three years ended December 31, 2012 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at January 1, 2010	3,151,052	$22.22	5.0
Options exercised with total intrinsic value of $511,000	(157,750)	16.38
Options terminated	(91,313)	23.73

Outstanding at December 31, 2010	2,901,989	$22.49	4.5
Options exercised with total intrinsic value of $2,482,000	(374,350)	18.36
Options terminated	(17,585)	25.42

Outstanding at December 31, 2011	2,510,054	$23.09	3.4
Options exercised with total intrinsic value of $6,287,000	(841,599)	21.64
Options terminated	(5,625)	21.85

Outstanding at December 31, 2012 with aggregate intrinsic value of $10,289,000	1,662,830	$23.82	2.9

Vested or expected to vest at December 31, 2012 with total intrinsic value of $10,289,000	1,662,830	$23.82	2.9

Exercisable at December 31, 2012 with total intrinsic value of $10,289,000	1,662,830	$23.82	2.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2012 exercised their options at the Company’s closing stock price on December 31, 2012.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

d.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2012:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$62,585	30,773	$2.03
Effect of dilutive securities options and non-vested shares	-	835

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$62,585	31,608	$1.98

Net earnings attributable to AmSurg Corp. per common share (basic)	$62,563	30,773	$2.03
Effect of dilutive securities options and non-vested shares	-	835

Net earnings attributable to AmSurg Corp. per common share (diluted)	$62,563	31,608	$1.98

For the year ended December 31, 2011:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$50,394	30,452	$1.65
Effect of dilutive securities options and non-vested shares	-	759

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$50,394	31,211	$1.61

Net earnings attributable to AmSurg Corp. per common share (basic)	$49,997	30,452	$1.64
Effect of dilutive securities options and non-vested shares	-	759

Net earnings attributable to AmSurg Corp. per common share (diluted)	$49,997	31,211	$1.60

For the year ended December 31, 2010:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$49,998	30,255	$1.65
Effect of dilutive securities options and non-vested shares	-	434

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$49,998	30,689	$1.63

Net earnings attributable to AmSurg Corp. per common share (basic)	$49,825	30,255	$1.65
Effect of dilutive securities options and non-vested shares	-	434

Net earnings attributable to AmSurg Corp. per common share (diluted)	$49,825	30,689	$1.62

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

11.  Income Taxes

Total income taxes expense (benefit) for the years ended December 31, 2012, 2011 and 2010 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2012	2011	2010

Income from continuing operations	$42,627	$35,254	$32,991
Discontinued operations	1,311	2,751	207
Shareholders’ equity	(1,581)	(649)	(71)
Other comprehensive income	-	332	860

Total	$42,357	$37,688	$33,987

Income tax expense from continuing operations for the years ended December 31, 2012, 2011 and 2010 was comprised of the following (in thousands):

	2012	2011	2010

Current:
Federal	$15,313	$11,643	$10,959
State	4,971	3,534	3,263
Deferred:
Federal	19,135	17,693	16,422
State	3,208	2,384	2,347

Income tax expense	$42,627	$35,254	$32,991

Income tax expense from continuing operations for the years ended December 31, 2012, 2011 and 2010 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2012	2011	2010

Statutory federal income tax	$92,741	$78,514	$73,397
Less federal income tax assumed directly by noncontrolling interests	(55,916)	(48,607)	(44,351)
State income taxes, net of federal income tax benefit	5,309	3,629	3,470
Increase in valuation allowances	419	1,622	441
Interest related to unrecognized tax benefits	(109)	(83)	(151)
Other	183	179	185

Income tax expense	$42,627	$35,254	$32,991

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  Decreases in interest obligations of $132,000, $109,000 and $191,000 were recognized in the consolidated statement of earnings for the years ended December 31, 2012, 2011 and 2010, respectively, resulting in a total recognition of interest obligations of approximately $1,132,000 and $1,264,000 in the consolidated balance sheet at December 31, 2012 and 2011, respectively.  No amounts for penalties have been recorded.

The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature.  A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

Balance at beginning of year	$7,252	$7,144	$6,766
Additions for tax positions of current year	119	342	378
Increases (decreases) for tax positions taken during a prior period	1,985	(190)	-
Lapse of statute of limitations	(121)	(44)	-

Balance at end of year	$9,235	$7,252	$7,144

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will increase $188,000 within the next 12 months due to continued amortization deductions.  The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $150,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011

Deferred tax assets:
Allowance for uncollectible accounts	$884	$841
Accrued assets and other	5,212	3,562
Valuation allowances	(2,084)	(1,491)

Total current deferred tax assets	4,012	2,912

Share-based compensation	9,500	9,138
Interest on unrecognized tax benefits	363	456
Accrued liabilities and other	3,077	2,951
Operating and capital loss carryforwards	9,169	7,624
Valuation allowances	(7,265)	(6,133)

Total non-current deferred tax assets	14,844	14,036

Total deferred tax assets	18,856	16,948

Deferred tax liabilities:
Prepaid expenses	925	783
Property and equipment, principally due to differences in depreciation	3,997	4,143
Goodwill, principally due to differences in amortization	148,494	124,060

Total deferred tax liabilities	153,416	128,986

Net deferred tax liabilities	$134,560	$112,038

The net deferred tax liabilities at December 31, 2012 and 2011 were recorded as follows (in thousands):

	2012	2011

Current deferred income tax assets	$3,088	$2,129
Non-current deferred income tax liabilities	137,648	114,167

Net deferred tax liabilities	$134,560	$112,038

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

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Related party payments for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010

Operating leases	$29,079	$29,137	$26,373
Salaries and benefits	65,908	64,830	61,524
Billing fees	11,126	11,240	11,387
Medical advisory services	2,671	2,575	2,245

The Company also reimburses their physician partners for operating expenses paid by the physician partners to third party providers on the behalf of the surgery center.  For the years ended December 31, 2012, 2011 and 2010, reimbursed expenses were approximately 5% of other operating expenses as reported in the accompanying consolidated statement of earnings.  The Company believes that the foregoing transactions are in its best interests.

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

13.  Employee Benefit Programs

As of January 1, 1999, the Company adopted the AmSurg 401(k) Plan and Trust.  This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits.  Company contributions are based on specified percentages of employee compensation.  The Company funds contributions as accrued.  The Company’s contributions for the years ended December 31, 2012, 2011 and 2010 were approximately $1,031,000, $594,000 and $561,000, respectively, and vest immediately or incrementally over five years, depending on the tenures of the respective employees for which the contributions were made.

As of January 1, 2000, the Company adopted the Supplemental Executive and Director Retirement Savings Plan.  This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation.  Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years.  The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets.  Employer contributions to this plan for the years ended December 31, 2012, 2011 and 2010 were approximately $1,693,000, $915,000 and $234,000, respectively. On December 30, 2011, this plan was amended to allow non-employee directors to voluntarily contribute up to 100% of annual director cash compensation to the plan.

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2012.

On September 1, 2011, the Company acquired interests in 17 centers from NSC and agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers (as defined), if any, from the period of January 1, 2012 to December 31, 2012.  The Company has recorded $2,744,000 in other accrued liabilities in the accompanying consolidated balance sheet which represents the fair value of such liability at December 31, 2012.  Funding of such contingency is expected to occur during the first quarter of 2013.

On December 27, 2012, the Company entered into a lease agreement with an initial term of 15 years plus renewal options, pursuant to which the Company has agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. The Company intends that the property will serve as its corporate headquarters beginning in 2015. Prior to taking possession, the Company may terminate the agreement if the landlord fails to satisfy certain construction milestones.  The Company’s annual rental obligation at the inception of the lease is approximately $2,300,000 and increases by 1.9% annually thereafter during the initial term. In addition to base rent, the Company will pay additional rent consisting of, among other

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

things, operating expenses, real estate taxes and insurance costs. The landlord will provide the Company with an allowance of approximately $4,400,000 for certain interior tenant improvements.

15.  Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010

Cash paid during the period for:
Interest	$14,786	$13,815	$12,219
Income taxes, net of refunds	19,615	10,232	16,776

Non-cash investing and financing activities:
Increase in accounts payable associated with acquisition of
property and equipment	248	659	164
Capital lease obligations	1,096	466	4,057
Restricted stock vested	4,835	4,476	48

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	470,172	408,429	94,686
Liabilities assumed and noncontrolling interests	(194,613)	(163,970)	(37,101)
Notes payable and other obligations	1,829	(5,236)	(3,895)

Payment for interests in surgery centers and related transactions	$277,388	$239,223	$53,690

16.  Financial Information for the Company and Its Subsidiaries

In 2012, the Company issued the Senior Unsecured Notes in the aggregate principal amount of $250,000,000.  The Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by the Company and certain of its existing and subsequently acquired or organized wholly owned domestic subsidiaries.  The Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."  The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Consolidating Balance Sheet - December 31, 2012 (Dollars in thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,259	$-	$39,139	$-	$46,398
Accounts receivable, net	-	-	96,752	-	96,752
Supplies inventory	-	-	18,406	-	18,406
Deferred income taxes	3,088	-	-	-	3,088
Prepaid and other current assets	19,342	-	13,160	(4,965)	27,537
Total current assets	29,689	-	167,457	(4,965)	192,181
Property and equipment, net	9,199	-	157,413	-	166,612
Investments in unconsolidated affiliates and long-term notes receivable	1,413,061	1,381,596	-	(2,783,383)	11,274
Goodwill and other intangible assets, net	21,311	-	1,206	1,652,002	1,674,519
Total assets	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,357	$-	$12,050	$-	$17,407
Accounts payable	1,379	-	26,035	(3,905)	23,509
Other accrued liabilities	29,380	-	15,177	(1,060)	43,497
Total current liabilities	36,116	-	53,262	(4,965)	84,413
Long-term debt	599,423	-	52,747	(31,465)	620,705
Deferred income taxes	137,648	-	-	-	137,648
Other long-term liabilities	10,585	-	15,387	-	25,972
Noncontrolling interests – redeemable	-	-	61,939	113,443	175,382
Equity:
Total AmSurg Corp. equity	689,488	1,381,596	108,412	(1,490,008)	689,488
Noncontrolling interests – non-redeemable	-	-	34,329	276,649	310,978
Total equity	689,488	1,381,596	142,741	(1,213,359)	1,000,466
Total liabilities and equity	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586

Consolidating Balance Sheet - December 31, 2011 (Dollars in thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$8,530	$-	$32,188	$-	$40,718
Accounts receivable, net	-	-	93,454	-	93,454
Supplies inventory	-	-	15,039	-	15,039
Deferred income taxes	2,129	-	-	-	2,129
Prepaid and other current assets	13,339	-	11,286	(2,750)	21,875
Total current assets	23,998	-	151,967	(2,750)	173,215
Property and equipment, net	8,574	-	135,984	-	144,558
Investments in unconsolidated affiliates and long-term notes receivable	1,145,683	1,113,430	-	(2,248,591)	10,522
Goodwill and other intangible assets, net	13,989	-	1,436	1,229,298	1,244,723
Total assets	$1,192,244	$1,113,430	$289,387	$(1,022,043)	$1,573,018
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$-	$-	$10,800	$-	$10,800
Accounts payable	2,347	-	21,489	(2,294)	21,542
Other accrued liabilities	19,485	-	12,283	(456)	31,312
Total current liabilities	21,832	-	44,572	(2,750)	63,654
Long-term debt	426,000	-	50,762	(28,799)	447,963
Deferred income taxes	114,167	-	-	-	114,167
Other long-term liabilities	14,000	-	14,131	-	28,131
Noncontrolling interests – redeemable	-	-	64,150	106,486	170,636
Equity:
Total AmSurg Corp. equity	616,245	1,113,430	95,081	(1,208,511)	616,245
Noncontrolling interests – non-redeemable	-	-	20,691	111,531	132,222
Total equity	616,245	1,113,430	115,772	(1,096,980)	748,467
Total liabilities and equity	$1,192,244	$1,113,430	$289,387	$(1,022,043)	$1,573,018

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Consolidating Statement of Earnings - Year Ended December 31, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$19,907	$-	$923,503	$(14,901)	$928,509
Operating expenses:
Salaries and benefits	54,895	-	237,268	(450)	291,713
Supply cost	-	-	132,044	-	132,044
Other operating expenses	20,499	-	188,245	(14,451)	194,293
Depreciation and amortization	2,860	-	27,218	-	30,078
Total operating expenses	78,254	-	584,775	(14,901)	648,128
Equity in earnings of unconsolidated affiliates	178,137	178,137	-	(354,710)	1,564
Operating income	119,790	178,137	338,728	(354,710)	281,945
Interest expense	14,803	-	2,169	-	16,972
Earnings from continuing operations before income taxes	104,987	178,137	336,559	(354,710)	264,973
Income tax expense	41,059	-	1,568	-	42,627
Net earnings from continuing operations	63,928	178,137	334,991	(354,710)	222,346
Net earnings from discontinued operations	(1,365)	-	2,662	-	1,297
Net earnings	62,563	178,137	337,653	(354,710)	223,643
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	159,761	-	159,761
Net earnings from discontinued operations	-	-	1,319	-	1,319
Total net earnings attributable to noncontrolling interests	-	-	161,080	-	161,080
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$63,928	$178,137	$175,230	$(354,710)	$62,585
Discontinued operations, net of income tax	(1,365)	-	1,343	-	(22)
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563

Net earnings and comprehensive income, net of tax	$62,563	$178,137	$337,653	$(354,710)	$223,643
Less comprehensive income attributable to noncontrolling interests	-	-	161,080	-	161,080
Comprehensive income attributable to AmSurg Corp.
common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Consolidating Statement of Earnings - Year Ended December 31, 2011 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$11,253	$-	$774,335	$(8,001)	$777,587
Operating expenses:
Salaries and benefits	42,739	-	198,006	(359)	240,386
Supply cost	-	-	102,356	-	102,356
Other operating expenses	19,468	-	157,904	(7,642)	169,730
Depreciation and amortization	2,487	-	23,385	-	25,872
Total operating expenses	64,694	-	481,651	(8,001)	538,344
Equity in earnings of unconsolidated affiliates	152,409	152,409	-	(304,205)	613
Operating income	98,968	152,409	292,684	(304,205)	239,856
Interest expense	13,195	-	2,135	-	15,330
Earnings from continuing operations before income taxes	85,773	152,409	290,549	(304,205)	224,526
Income tax expense	34,072	-	1,182	-	35,254
Net earnings from continuing operations	51,701	152,409	289,367	(304,205)	189,272
Net earnings from discontinued operations	(1,704)	-	2,546	-	842
Net earnings	49,997	152,409	291,913	(304,205)	190,114
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	138,878	-	138,878
Net earnings from discontinued operations	-	-	1,239	-	1,239
Total net earnings attributable to noncontrolling interests	-	-	140,117	-	140,117
Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$152,409	$151,796	$(304,205)	$49,997
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$51,701	$152,409	$150,489	$(304,205)	$50,394
Discontinued operations, net of income tax	(1,704)	-	1,307	-	(397)
Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$152,409	$151,796	$(304,205)	$49,997

Net earnings	$49,997	$152,409	$291,913	$(304,205)	$190,114
Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	515	-	-	-	515
Comprehensive income, net of income tax	50,512	152,409	291,913	(304,205)	190,629
Less comprehensive income attributable to noncontrolling interests	-	-	140,117	-	140,117
Comprehensive income attributable to AmSurg Corp.
common shareholders	$50,512	$152,409	$151,796	$(304,205)	$50,512

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Consolidating Statement of Earnings - Year Ended December 31, 2010 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$6,267	$-	$690,492	$(4,188)	$692,571
Operating expenses:
Salaries and benefits	34,872	-	174,527	(337)	209,062
Supply cost	-	-	89,863	-	89,863
Other operating expenses	13,502	-	136,149	(3,851)	145,800
Depreciation and amortization	2,108	-	22,557	-	24,665
Total operating expenses	50,482	-	423,096	(4,188)	469,390
Equity in earnings of unconsolidated affiliates	141,456	141,456	-	(282,912)	-
Operating income	97,241	141,456	267,396	(282,912)	223,181
Interest expense	11,269	-	2,207	-	13,476
Earnings from continuing operations before income taxes	85,972	141,456	265,189	(282,912)	209,705
Income tax expense	31,783	-	1,208	-	32,991
Net earnings from continuing operations	54,189	141,456	263,981	(282,912)	176,714
Net earnings from discontinued operations	(4,364)	-	8,146	-	3,782
Net earnings	49,825	141,456	272,127	(282,912)	180,496
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	126,716	-	126,716
Net earnings from discontinued operations	-	-	3,955	-	3,955
Total net earnings attributable to noncontrolling interests	-	-	130,671	-	130,671
Net earnings attributable to AmSurg Corp. common shareholders	$49,825	$141,456	$141,456	$(282,912)	$49,825
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$54,189	$141,456	$137,265	$(282,912)	$49,998
Discontinued operations, net of income tax	(4,364)	-	4,191	-	(173)
Net earnings attributable to AmSurg Corp. common shareholders	$49,825	$141,456	$141,456	$(282,912)	$49,825

Net earnings	$49,825	$141,456	$272,127	$(282,912)	$180,496
Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	1,334	-	-	-	1,334
Comprehensive income, net of income tax	51,159	141,456	272,127	(282,912)	181,830
Less comprehensive income attributable to noncontrolling interests	-	-	130,671	-	130,671
Comprehensive income attributable to AmSurg Corp.
common shareholders	$51,159	$141,456	$141,456	$(282,912)	$51,159

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Consolidating Statement of Cash Flows - Year Ended December 31, 2012 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(83,605)	$182,851	$379,257	$(182,851)	$295,652
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(90,029)	(280,189)	-	92,830	(277,388)
Acquisition of property and equipment	(3,681)	-	(25,183)	-	(28,864)
Proceeds from sale of interests in surgery centers	-	7,309	-	-	7,309
Net cash flows used in investing activities	(93,710)	(272,880)	(25,183)	92,830	(298,943)
Cash flows from financing activities:
Proceeds from long-term borrowings	560,000	-	5,566	-	565,566
Repayment on long-term borrowings	(381,220)	-	(12,944)	-	(394,164)
Distributions to owners, including noncontrolling interests	-	-	(345,792)	182,851	(162,941)
Capital contributions	-	90,029	-	(90,029)	-
Changes in intercompany balances with affiliates, net	(2,666)	-	2,666	-	-
Other financing activities, net	(70)	-	3,381	(2,801)	510
Net cash flows provided by (used in) financing activities	176,044	90,029	(347,123)	90,021	8,971
Net increase (decrease) in cash and cash equivalents	(1,271)	-	6,951	-	5,680
Cash and cash equivalents, beginning of year	8,530	-	32,188	-	40,718
Cash and cash equivalents, end of year	$7,259	$-	$39,139	$-	$46,398

Consolidating Statement of Cash Flows - Year Ended December 31, 2011 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(67,911)	$151,558	$311,334	$(151,558)	$243,423
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(84,597)	(243,429)	-	88,803	(239,223)
Acquisition of property and equipment	(2,858)	-	(19,312)	-	(22,170)
Proceeds from sale of interests in surgery centers	-	7,274	(248)	-	7,026
Net cash flows used in investing activities	(87,455)	(236,155)	(19,560)	88,803	(254,367)
Cash flows from financing activities:
Proceeds from long-term borrowings	281,100	-	7,769	-	288,869
Repayment on long-term borrowings	(118,100)	-	(11,007)	-	(129,107)
Distributions to owners, including noncontrolling interests	-	-	(290,282)	151,558	(138,724)
Capital contributions	-	84,597	-	(84,597)	-
Changes in intercompany balances with affiliates, net	(178)	-	178	-	-
Other financing activities, net	(3,609)	-	4,292	(4,206)	(3,523)
Net cash flows provided by (used in) financing activities	159,213	84,597	(289,050)	62,755	17,515
Net increase in cash and cash equivalents	3,847	-	2,724	-	6,571
Cash and cash equivalents, beginning of year	4,683	-	29,464	-	34,147
Cash and cash equivalents, end of year	$8,530	$-	$32,188	$-	$40,718

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Consolidating Statement of Cash Flows - Year Ended December 31, 2010 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by operating activities	$20,905	$143,049	$298,359	$(231,738)	$230,575
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(54,420)	-	730	(53,690)
Acquisition of property and equipment	(2,138)	-	(17,137)	-	(19,275)
Proceeds from sale of interests in surgery centers	-	60	-	-	60
Net cash flows used in investing activities	(2,138)	(54,360)	(17,137)	730	(72,905)
Cash flows from financing activities:
Proceeds from long-term borrowings	173,800	-	2,819	-	176,619
Repayment on long-term borrowings	(187,100)	-	(8,860)	-	(195,960)
Distributions to owners, including noncontrolling interests	-	(88,689)	(275,159)	231,738	(132,110)
Changes in intercompany balances with affiliates, net	(799)	-	799	-	-
Other financing activities, net	(1,573)	-	854	(730)	(1,449)
Net cash flows used in financing activities	(15,672)	(88,689)	(279,547)	231,008	(152,900)
Net increase in cash and cash equivalents	3,095	-	1,675	-	4,770
Cash and cash equivalents, beginning of year	1,588	-	27,789	-	29,377
Cash and cash equivalents, end of year	$4,683	$-	$29,464	$-	$34,147

17.  Subsequent Events

The Company assessed events occurring subsequent to December 31, 2012 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2012 and 2011.  The quarterly statement of earnings data set forth below was derived from our unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation thereof.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2012				2011
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)

Revenues	$228,899	$230,326	$225,124	$244,160	$176,531	$186,292	$193,616	$221,148
Earnings from continuing operations
before income taxes	66,342	67,024	63,504	68,103	51,903	55,814	55,574	61,235
Net earnings from continuing operations	55,526	55,862	53,374	57,584	43,744	47,026	47,249	51,253
Net earnings (loss) from
discontinued operations	(587)	(317)	391	1,810	884	(649)	368	239
Net earnings	54,939	55,545	53,765	59,394	44,628	46,377	47,617	51,492

Net earnings (loss) attributable to
AmSurg Corp. common shareholders:
Continuing	15,554	16,060	15,281	15,690	11,460	12,535	12,847	13,552
Discontinued	(778)	(524)	156	1,124	233	(905)	279	(4)

Net earnings	$14,776	$15,536	$15,437	$16,814	$11,693	$11,630	$13,126	$13,548

Diluted net earnings from
continuing operations per common share	$0.50	$0.51	$0.48	$0.49	$0.37	$0.40	$0.41	$0.43

Diluted net earnings per common share	$0.47	$0.49	$0.49	$0.53	$0.38	$0.37	$0.42	$0.43

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

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2012.

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

Executive Vice President and Chief Financial Officer

Item 9A.   Controls and Procedures – (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our reports dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 27, 2013

Item 9A.   Controls and Procedures – (continued)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2012.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

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

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Election of Directors,” is incorporated herein by reference.  Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.

Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Election of Directors,” is incorporated herein by reference.

Item 11.      Executive Compensation

Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2012, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2012 and 2011,” is incorporated herein by reference.

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

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, dated May 22, 2012)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2

Indenture, dated as of November 20, 2012, among AmSurg Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated November 20, 2012)

4.3

Registration Rights Agreement, dated as of November 20, 2012, AmSurg Corp., the subsidiary guarantors listed therein, and SunTrust Robinson Humphrey, Inc., acting on behalf of itself and as the representative of the several Initial Purchasers listed therein (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated November 20, 2012)

10.1	*

Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 (filed with the Commission on March 11, 1997))

10.2

Revolving Credit Agreement, dated as of May 28, 2010, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated June 2, 2010)

10.3

First Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial  institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated April 12, 2011)

10.4

Second Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated April 12, 2011)

10.5

Third Amendment to Revolving Credit Agreement, dated as of August 30, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated September 2, 2011)

10.6

Fourth Amendment to Revolving Credit Agreement, dated as of June 29, 2012, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated June 29, 2012)

10.7

Fifth Amendment to Revolving Credit Agreement, dated as of November 7, 2012, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 20, 2012)

10.8

Note Purchase Agreement, dated as of May 28, 2010 among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 99.2 of the Current Report on  Form 8-K, dated  June 2, 2010)

10.9

First Amendment to Note Purchase Agreement, dated as of April 6, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, dated April 12, 2011)

10.10

Second Amendment to Note Purchase Agreement, dated as of August 30, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated September 2, 2011)

(3)   Exhibits – (continued)

Exhibit		Description

10.11

Third Amendment to Note Purchase Agreement, dated as of June 29, 2012, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated June 29, 2012

10.12

Fourth Amendment to Note Purchase Agreement, dated as of November 7, 2012, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated November 20, 2012)

10.13		Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.14		First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.15		Form of Non-Qualified Stock Option Agreement – 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.16		Form of Restricted Stock Agreement for Non-Employee Directors – 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.17		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.18

First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.19

Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.20

Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.21

Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.22		Fifth Amendment to Lease Agreement, dated November 9, 2012, between Burton Hills III Investments and AmSurg Corp.

10.23

Sixth Amendment to Lease Agreement, dated December 27, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated January 3, 2013)

10.24		Lease Agreement, dated December 27, 2012, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated January 3, 2013)

10.25		First Amendment to Lease Agreement, dated February 15, 2013, between Burton 6, LLC and AmSurg Corp.

10.26	*	Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 6, 2012)

10.27	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 22, 2012)

10.28	*	Form of Restricted Share Award Agreement for Non-Employee Directors – 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.29	*	Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.30	*	Form of Restricted Share Award for Employees – 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 26, 2010)

10.31	*

Restricted Share Award Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2007)

(3)   Exhibits – (continued)

Exhibit		Description

10.32	*

Non-Qualified Stock Option Agreement, dated February 21, 2008, between the Company and Ken P. McDonald (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2007)

10.33	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.34	*

Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 5, 2009)

10.35	*

Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated February 5, 2009)

10.36	*

Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and David L. Manning (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 5, 2009)

10.37	*

Second Amended and Restated Employment Agreement, dated January 30, 2009, between AmSurg and Billie A. Payne (incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K, dated February 5, 2009)

10.38	*	Employment Agreement, dated January 30, 2009, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K, dated February 5, 2009)

10.39	*	Employment Agreement, dated March 23, 2009, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated March 27, 2009)

10.40	*	Schedule of Non-employee Director Compensation

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (appears on page 73)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Section 1350 Certifications

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010.

	*	Management contract or compensatory plan, contract or arrangement

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

Date: February 27, 2013

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

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
Christopher A. Holden

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 27, 2013
Claire M. Gulmi

/s/ Steven I. Geringer	Chairman of the Board	February 27, 2013
Steven I. Geringer

/s/ Thomas G. Cigarran	Director	February 27, 2013
Thomas G. Cigarran

/s/ James A. Deal	Director	February 27, 2013
James A. Deal

/s/ Henry D. Herr	Director	February 27, 2013
Henry D. Herr

/s/ Kevin P. Lavender	Director	February 27, 2013
Kevin P. Lavender

/s/ Cynthia S. Miller	Director	February 27, 2013
Cynthia S. Miller

/s/ John W. Popp, Jr., M.D.	Director	February 27, 2013
John W. Popp, Jr., M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmSurg Corp.

Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 27, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements takes as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 27, 2013

S-1

AmSurg Corp.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

		Additions		Deductions

	Balance at	Charged to	Charged to	Charge-off	Balance
	Beginning	Cost and	Other	Against	at End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under
the balance sheet caption “Accounts receivable”:

Year ended December 31, 2012	$18,844	$20,340	$4,561	$(21,366)	$22,379

Year ended December 31, 2011	$13,070	$18,501	$3,967	$(16,694)	$18,844

Year ended December 31, 2010	$12,375	$17,211	$448	$(16,964)	$13,070

(1)

Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions.  See “Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2.”

S-2