Form 10-Q
period 2013-03-31
AMSURG CORP
filed 2013-05-07
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Yes [  ]                    No [X]

As of May 6, 2013 there were outstanding 31,992,677 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2013 (unaudited) and December 31, 2012

(Dollars in thousands)

	March 31,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$42,413	$46,398
Accounts receivable, net of allowance of $24,276 and $22,379, respectively	101,503	96,752
Supplies inventory	18,106	18,406
Deferred income taxes	978	3,088
Prepaid and other current assets	30,142	27,537

Total current assets	193,142	192,181

Property and equipment, net	163,189	166,612
Investments in unconsolidated affiliates and long-term notes receivable	16,876	11,274
Goodwill	1,647,180	1,652,002
Intangible assets, net	21,985	22,517

Total assets	$2,042,372	$2,044,586

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$19,942	$17,407
Accounts payable	19,744	23,509
Accrued salaries and benefits	23,011	29,251
Other accrued liabilities	15,237	14,246

Total current liabilities	77,934	84,413

Long-term debt	603,409	620,705
Deferred income taxes	147,125	137,648
Other long-term liabilities	26,677	25,972
Commitments and contingencies
Noncontrolling interests – redeemable	175,709	175,382
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000,000 shares authorized, 31,898,868 and 31,941,441
shares outstanding, respectively	175,532	183,867
Retained earnings	523,432	505,621

Total AmSurg Corp. equity	698,964	689,488
Noncontrolling interests – non-redeemable	312,554	310,978

Total equity	1,011,518	1,000,466

Total liabilities and equity	$2,042,372	$2,044,586

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings and Comprehensive Income (unaudited)

Three Months Ended March 31, 2013 and 2012

(In thousands, except earnings per share)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$260,061	$228,899

Operating expenses:
Salaries and benefits	81,581	72,115
Supply cost	37,644	32,097
Other operating expenses	53,261	47,132
Depreciation and amortization	8,082	7,341

Total operating expenses	180,568	158,685

Gain on deconsolidation	2,237	-
Equity in earnings of unconsolidated affiliates	402	395

Operating income	82,132	70,609

Interest expense	7,544	4,267

Earnings from continuing operations before income taxes	74,588	66,342

Income tax expense	12,315	10,816

Net earnings from continuing operations	62,273	55,526

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax	-	306
Loss on disposal of discontinued interests in surgery centers,
net of income tax	-	(893)

Net loss from discontinued operations	-	(587)

Net earnings and comprehensive income	62,273	54,939

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	44,462	39,972
Net earnings from discontinued operations	-	191

Total net earnings attributable to noncontrolling interests	44,462	40,163

Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,811	$14,776

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,811	$15,554
Discontinued operations, net of income tax	-	(778)

Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,811	$14,776

Earnings per share-basic:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.57	$0.51
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	-	(0.03)

Net earnings attributable to AmSurg Corp. common shareholders	$0.57	$0.48

Earnings per share-diluted:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.56	$0.50
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	-	(0.02)

Net earnings attributable to AmSurg Corp. common shareholders	$0.56	$0.47

Weighted average number of shares and share equivalents outstanding:
Basic	31,217	30,619
Diluted	31,881	31,401

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Three Months Ended March 31, 2013 and 2012

(In thousands)

	AmSurg Corp. Shareholders
						Non-
				Non-		Controlling
				Controlling		Interests –
				Interests –	Total	Redeemable
	Common Stock		Retained	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2012	31,941	$183,867	$505,621	$310,978	$1,000,466	$175,382
Issuance of restricted common stock	263	-	-	-	-	-
Cancellation of restricted common stock	(14)	-	-	-	-	-
Stock options exercised	237	5,691	-	-	5,691	-
Stock repurchased	(528)	(16,758)	-	-	(16,758)	-
Share-based compensation	-	2,050	-	-	2,050	-
Tax benefit related to exercise of stock options	-	1,630	-	-	1,630	-
Net earnings	-	-	17,811	12,232	30,043	32,230	$62,273
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	(11,891)	(11,891)	(31,823)
Purchase of noncontrolling interest	-	(304)	-	(133)	(437)	(316)
Sale of noncontrolling interest	-	(644)	-	1,419	775	236
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	266	266	-
Disposals and other transactions
impacting noncontrolling interests	-	-	-	(317)	(317)	-

Balance at March 31, 2013	31,899	$175,532	$523,432	$312,554	$1,011,518	$175,709

Balance at January 1, 2012	31,284	$173,187	$443,058	$132,222	$748,467	$170,636
Issuance of restricted common stock	255	-	-	-	-	-
Stock options exercised	111	2,521	-	-	2,521	-
Stock repurchased	(109)	(2,823)	-	-	(2,823)	-
Share-based compensation	-	1,792	-	-	1,792	-
Tax benefit related to exercise of stock options	-	198	-	-	198	-
Net earnings	-	-	14,776	6,062	20,838	34,101	$54,939
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	(6,434)	(6,434)	(32,546)
Sale of noncontrolling interest	-	(1,587)	-	1,728	141	-
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	2,223	2,223	2,467
Disposals and other transactions
impacting noncontrolling interests	-	(369)	-	-	(369)	176

Balance at March 31, 2012	31,541	$172,919	$457,834	$135,801	$766,554	$174,834

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2013 and 2012

(In thousands)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net earnings	$62,273	$54,939
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	8,082	7,341
Net loss on sale of long-lived assets	-	599
Gain on deconsolidation	(2,237)	-
Share-based compensation	2,050	1,792
Excess tax benefit from share-based compensation	(288)	(79)
Deferred income taxes	12,929	8,722
Equity in earnings of unconsolidated affiliates	(402)	(395)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,705)	(1,119)
Supplies inventory	(201)	177
Prepaid and other current assets	17	(633)
Accounts payable	(3,040)	(1,693)
Accrued expenses and other liabilities	(4,101)	(985)
Other, net	488	479

Net cash flows provided by operating activities	73,865	69,145

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(252)	(9,857)
Acquisition of property and equipment	(6,110)	(6,046)

Net cash flows used in investing activities	(6,362)	(15,903)

Cash flows from financing activities:
Proceeds from long-term borrowings	30,870	19,600
Repayment on long-term borrowings	(48,211)	(30,877)
Distributions to noncontrolling interests	(43,914)	(39,009)
Proceeds from issuance of common stock upon exercise of stock options	5,691	2,521
Repurchase of common stock	(16,758)	(2,823)
Capital contributions and ownership transactions by noncontrolling interests	559	869
Excess tax benefit from share-based compensation	288	79
Financing cost incurred	(13)	-

Net cash flows used in financing activities	(71,488)	(49,640)

Net (decrease) increase in cash and cash equivalents	(3,985)	3,602
Cash and cash equivalents, beginning of period	46,398	40,718

Cash and cash equivalents, end of period	$42,413	$44,320

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company does have an ownership interest of less than 51% in seven limited partnerships and LLCs, three of which it consolidates as the Company has substantive participation rights and four of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2013, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates and long-term notes receivable in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings and comprehensive income.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at March 31, 2013 and December 31, 2012 reflect allowances for contractual adjustments of $281,290,000 and $216,363,000, respectively, and allowances for bad debt expense of $24,276,000 and $22,379,000, respectively.  The increase in the allowance for contractual adjustments as of March 31, 2013 is primarily the result of the centers acquired at the end of 2012 and increases in gross fee schedules at certain of the Company’s centers.  For the three months ended March 31, 2013 and 2012, bad debt expense was approximately $5,914,000 and $5,183,000, respectively, and is included in other operating expenses.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the three months ended March 31, 2013 and 2012, the Company derived approximately 25% and 27%, respectively, of its revenues from governmental healthcare programs, primarily Medicare and Medicare managed programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

(4)  Acquisitions and Investments in Unconsolidated Affiliates

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers.  The Company accounts for its business combinations under the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer be identified for each business combination.  The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control.  The assets acquired, liabilities assumed and any noncontrolling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination.  Acquisitions in which the Company is able to exert significant influence but does not have control are accounted for using the equity method.  Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest.  Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value.

During the three  months ended March 31, 2013, the Company entered into a transaction whereby it contributed cash plus a controlling interest in one center in exchange for a noncontrolling interest in an entity that controls the contributed center and one additional center after the completion of the transaction.  Management of the Company believes this structure will provide both economies of scale and potential future growth opportunities in the market.  As a result of the transaction, the Company recorded in the accompanying consolidated balance sheets the fair value of the noncontrolling interest in the entity which now controls the contributed centers of approximately $5,201,000 as a component of investments in unconsolidated affiliates and long term notes receivable.  The Company also recognized a gain on deconsolidation in the accompanying consolidated statements of earnings and comprehensive income of approximately $2,237,000.  Such gain was determined based on the difference between the fair value of the retained noncontrolling interest under the new ownership and operating structure and the carrying value of both the tangible and intangible assets of the entity immediately prior to the transaction.  The fair value of the retained noncontrolling interest was based on various estimates of the expected future earnings under likely scenarios which were weighted by the probability of each outcome using a range of expected probability of 5% to 30%.

During the three months ended March 31, 2012, the Company, through a wholly owned subsidiary, acquired a controlling interest in two centers, one of which was merged into an existing center.

The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the three months ended March 31, 2013 and 2012 was approximately $252,000 and $9,857,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

At  December 31, 2012, the Company had contingent purchase price obligations of $2,744,000  related to the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011.  The Company agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  During the three months ended March 31, 2013, the Company paid NSC $2,744,000 as final settlement of the additional consideration due in accordance with the purchase agreement.

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Accounts receivable	$-	$140
Supplies, inventory, prepaid and other current assets	-	74
Property and equipment	-	786
Goodwill	-	11,911
Accounts payable	-	(11)
Other accrued liabilities	-	(67)

Total fair value	-	12,833
Less: Fair value attributable to noncontrolling interests	-	4,690

Acquisition date fair value of total consideration transferred	$-	$8,143

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the three months ended March 31, 2013 and 2012, respectively, approximately $0 and $7,579,000 of goodwill recorded was deductible for tax purposes.  In connection with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $35,000 and $52,000 in acquisition related costs, primarily attorney’s fees, for the three  months ended March 31, 2013 and 2012, respectively.

Revenues and net earnings included in the three months ended March 31, 2013 and 2012 associated with these acquisitions are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues	$-	$215

Net earnings	-	74
Less: Net earnings attributable to noncontrolling interests	-	35

Net earnings attributable to AmSurg Corp. common shareholders	$-	$39

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the three months ended March 31, 2013 and 2012, assuming all 2013 acquisitions had been consummated on January 1, 2012 and all 2012 acquisitions had been consummated on January 1, 2011, are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012

Revenues	$260,061	$268,598
Net earnings	62,273	65,160
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	17,811	18,299
Net earnings	17,811	17,521
Net earnings from continuing operations per common share:
Basic	$0.57	$0.60
Diluted	$0.56	$0.58
Net earnings:
Basic	$0.57	$0.57
Diluted	$0.56	$0.56
Weighted average number of shares and share equivalents:
Basic	31,217	30,619
Diluted	31,881	31,401

(5)  Dispositions

The Company initiated the disposition of certain of its centers during 2012 due to management’s assessment of the limited growth opportunities at these centers as a result of certain market driven strategies.  Results of operations of the centers discontinued for the three months ended March 31, 2012 are as follows (in thousands):

Three
Months Ended
March 31,
2012

Net loss from discontinued operations	$(587)
Net loss from discontinued operations attributable to AmSurg Corp.	(778)

The results of operations of discontinued centers in 2012 have been classified as discontinued operations in the 2012 presentation.  Results of operations of the discontinued surgery centers for the three months ended March 31, 2012 are as follows (in thousands):

Three
Months Ended
March 31,
2012

Revenues	$2,085
Earnings before income taxes	397
Net earnings	306

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Balance, beginning of period	$1,652,002	$1,229,298
Goodwill acquired, including post acquisition adjustments	(2,702)	11,911
Goodwill disposed, including impact of deconsolidation transaction	(2,120)	(787)

Balance, end of period	$1,647,180	$1,240,422

Amortizable intangible assets at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$14,536	$(3,519)	$11,017	$14,523	$(3,029)	$11,494
Agreements, contracts and other intangible assets	3,448	(2,305)	1,143	3,448	(2,250)	1,198

Total amortizable intangible assets	$17,984	$(5,824)	$12,160	$17,971	$(5,279)	$12,692

Amortization of intangible assets for the three months ended March 31, 2013 and 2012 was $545,000 and $314,000, respectively.  Estimated amortization of intangible assets for the remainder of 2013 and the following five years and thereafter is $1,753,000, $2,334,000, $2,333,000, $2,332,000, $1,514,000, $939,000 and $955,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 5.6 years.

At March 31, 2013 and December 31, 2012, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,825,000, respectively.

(7)  Long-term Debt

Long-term debt at March 31, 2013 and December 31, 2012 was comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012

Revolving credit agreement	$267,200	$279,780
Senior Unsecured Notes	250,000	250,000
Senior Secured Notes	75,000	75,000
Other debt	19,774	21,350
Capitalized lease arrangements	11,377	11,982

	623,351	638,112
Less current portion	19,942	17,407

Long-term debt	$603,409	$620,705

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

a.     Credit Facility

On June 29, 2012, the Company amended its revolving credit agreement to increase the borrowing capacity and adjust the interest rate spreads.   On November 7, 2012, the Company further amended its revolving credit agreement to allow for the Company’s issuance of the 5.625% Senior Unsecured Notes (discussed below), which resulted in certain adjustments to the existing covenants. The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.50% to 1.25% or LIBOR plus 1.50% to 2.25%, or a combination thereof; provides for a fee of 0.20% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2017 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with the covenants contained in the revolving credit agreement at March 31, 2013.

b.     Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250,000,000 aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “Senior Unsecured Notes”).  The net proceeds from the issuance of the Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s existing revolving credit agreement, creating capacity to fund future acquisitions.  The Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by certain of its existing and subsequently acquired or organized wholly owned domestic subsidiaries, (the “Guarantors”). The Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, beginning on May 30, 2013, and ending on the maturity date of November 30, 2020.

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

The Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the Senior Unsecured Notes at March 31, 2013.

In connection with the issuance of the Senior Unsecured Notes, the Company entered into a registration rights agreement, dated November 20, 2012 (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company and the Guarantors agreed to use their commercially reasonable efforts to file an exchange offer registration statement with respect to the Senior Unsecured Notes with the Securities and Exchange Commission (the “SEC”) and consummate the exchange offer within 270 days from the date of the Registration Rights Agreement.  On May 2, 2013, the registration statement became effective, following which, the holders of the Senior Unsecured Notes have 20 business days to complete their exchange.

c.     Senior Secured Notes

The senior secured notes (the “Senior Secured Notes”) were issued on May 28, 2010, pursuant to a note purchase agreement, in the principal amount of $75,000,000 and are due May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the Senior Unsecured Notes, which resulted in an increase in the annual interest rate of 2% to 8.04%, and included certain other adjustments to the existing covenants.  The Senior Secured Notes are pari passu with the indebtedness under the Company’s revolving credit agreement and the Senior Unsecured Notes and require payment of principal beginning in August 2013.  The note purchase agreement governing the Senior Secured Notes contains covenants similar to the covenants in the revolving credit agreement and includes a make whole provision in the event of any prepayment of principle.  The Company was in compliance with the covenants contained in the note purchase agreement relating to the Senior Secured Notes at March 31, 2013.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at March 31, 2013 and December 31, 2012, with the exception of the contingent purchase price payable, the Company utilized Level 2 inputs to perform such measurements methods, which were commensurate with the market approach.  The Company utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	March 31,	December 31,
	2013	2012
Assets:
Supplemental executive retirement savings plan investments - Level 2	$11,239	$8,804

Liabilities:
Contingent purchase price payable - Level 3	$-	$2,744

The fair value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  The fair value of the contingent purchase price payable related to the centers acquired from NSC as of December 31, 2012, was determined utilizing the actual earnings of those centers during the earnout period, January 1, 2012 to December 31, 2012, in accordance with the purchase agreement.  During the three months ended March 31, 2013, the Company paid $2,744,000 as final settlement of the contingent purchase price payable using its revolving credit facility.  There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2013.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $352,403,000, was $371,090,000 at March 31, 2013.  The fair value of variable rate long-term debt approximates its carrying value of $270,948,000 at March 31, 2013.  With the exception of the Company’s Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(9)  Shareholders’ Equity

a.   Common Stock

On October 20, 2010, the Company’s Board of Directors authorized a stock repurchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased over the following 18 months. On April 24, 2012, the Board of Directors authorized a new stock purchase program for up to $40,000,000 of the Company’s shares of common stock through November 1, 2013.

During the three months ended March 31, 2013, the Company purchased 438,668 shares of the Company’s common stock for approximately $13,943,000, at an average price of $31.76 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the three months ended March 31, 2012, the Company purchased 61,149 shares of the Company’s common stock for approximately $1,560,000, at an average price of $25.49 per share.  In addition, during the three months ended March 31, 2013, and March 31, 2012, the Company repurchased 89,788 shares and 48,139 shares, respectively, of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional options may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At March 31, 2013, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 909,568 shares were available for future equity grants, including 747,456 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2012 vests over a two year period and restricted stock granted to outside directors in 2012 vest over a one year period.  Restricted stock granted to outside directors is subject to certain holding restrictions.  Restricted stock granted to employees during 2010 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant.  In addition, shares held by the Company’s senior management are subject to certain holding restrictions.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Share-based compensation expense	$2,050	$1,792
Fair value of shares vested	9,182	5,948
Cash received from option exercises	5,691	2,521
Tax benefit from option exercises	288	79

As of March 31, 2013, the Company had total unrecognized compensation cost of approximately $12,754,000 related to non-vested awards, which the Company expects to recognize through 2017 and over a weighted average period of 1.3 years.

Average outstanding share-based awards to purchase approximately 75,624 shares of common stock that had an exercise price in excess of the average market price of the common stock during the three months ended March 31, 2012, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact. For the period ended March 31, 2013, there were no options that were anti-dilutive.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

A summary of the status of non-vested restricted shares at March 31, 2013 and changes during the three months ended March 31, 2013 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2012	828,686	$22.50
Shares granted	263,140	31.18
Shares vested	(292,809)	20.59
Shares forfeited	(13,836)	22.66

Non-vested shares at March 31, 2013	785,181	$26.12

A summary of stock option activity for the three months ended March 31, 2013 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2012	1,662,830	$23.82	2.9
Options exercised with total intrinsic value of $5,691,000	(236,579)	24.06

Outstanding at March 31, 2013 with aggregate intrinsic value of $14,059,000	1,426,251	$23.78	3.0

Vested at March 31, 2013 with aggregate intrinsic value of $14,059,000	1,426,251	$23.78	3.0

Exercisable at March 31, 2013 with aggregate intrinsic value of $14,059,000	1,426,251	$23.78	3.0

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2013 exercised their options at the Company’s closing stock price on March 31, 2013.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

2013:
Net earnings from continuing operations attributable to AmSurg Corp.
per common share (basic)	$17,811	31,217	$0.57

Effect of dilutive securities options and non-vested shares	-	664

Net earnings from continuing operations attributable to AmSurg Corp.
per common share (diluted)	$17,811	31,881	$0.56

Net earnings attributable to AmSurg Corp. per common share (basic)	$17,811	31,217	$0.57

Effect of dilutive securities options and non-vested shares	-	664

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$17,811	31,881	$0.56

2012:
Net earnings from continuing operations attributable to AmSurg Corp.
per common share (basic)	$15,554	30,619	$0.51

Effect of dilutive securities options and non-vested shares	-	782

Net earnings from continuing operations attributable to AmSurg Corp.
per common share (diluted)	$15,554	31,401	$0.50

Net earnings attributable to AmSurg Corp. per common share (basic)	$14,776	30,619	$0.48

Effect of dilutive securities options and non-vested shares	-	782

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$14,776	31,401	$0.47

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

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes.  In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statement of earnings and comprehensive income.  The Company does not expect significant changes to its tax positions or liability for tax uncertainties during the next 12 months.

The Company and its subsidiaries file U.S. federal and various state tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2009.

(11)  Commitments and Contingencies

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2013.

(12)  Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Cash paid during the period for:
Interest	$3,547	$6,204
Income taxes, net of refunds	69	1,778

Non-cash investing and financing activities:
Decrease in accounts payable associated with acquisition of
property and equipment	(675)	(392)
Capital lease obligations	-	120

Effect of acquisitions and related transactions:
Assets acquired, net of cash and adjustments	-	12,911
Liabilities assumed and noncontrolling interests	-	(4,768)

13.  Financial Information for the Company and Its Subsidiaries

In 2012, the Company issued the Senior Unsecured Notes in the aggregate principal amount of $250,000,000.  The Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by certain of its existing and subsequently acquired or organized wholly owned domestic subsidiaries.  The Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."  The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Consolidating Balance Sheet - March 31, 2013 (Dollars in thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,763	$-	$37,650	$-	$42,413
Accounts receivable, net	-	-	101,503	-	101,503
Supplies inventory	-	-	18,106	-	18,106
Deferred income taxes	978	-	-	-	978
Prepaid and other current assets	23,249	-	11,838	(4,945)	30,142
Total current assets	28,990	-	169,097	(4,945)	193,142
Property and equipment, net	9,266	-	153,923	-	163,189
Investments in unconsolidated affiliates and long-term notes receivable	1,414,727	1,383,795	-	(2,781,646)	16,876
Goodwill and other intangible assets, net	20,837	-	1,148	1,647,180	1,669,165
Total assets	$1,473,820	$1,383,795	$324,168	$(1,139,411)	$2,042,372
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,629	$-	$11,313	$-	$19,942
Accounts payable	1,024	-	22,853	(4,133)	19,744
Other accrued liabilities	23,820	-	15,239	(811)	38,248
Total current liabilities	33,473	-	49,405	(4,944)	77,934
Long-term debt	583,571	-	50,770	(30,932)	603,409
Deferred income taxes	147,125	-	-	-	147,125
Other long-term liabilities	10,687	-	15,990	-	26,677
Noncontrolling interests – redeemable	-	-	62,250	113,459	175,709
Equity:
Total AmSurg Corp. equity	698,964	1,383,795	110,054	(1,493,849)	698,964
Noncontrolling interests – non-redeemable	-	-	35,699	276,855	312,554
Total equity	698,964	1,383,795	145,753	(1,216,994)	1,011,518
Total liabilities and equity	$1,473,820	$1,383,795	$324,168	$(1,139,411)	$2,042,372

Consolidating Balance Sheet - December 31, 2012 (Dollars in thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,259	$-	$39,139	$-	$46,398
Accounts receivable, net	-	-	96,752	-	96,752
Supplies inventory	-	-	18,406	-	18,406
Deferred income taxes	3,088	-	-	-	3,088
Prepaid and other current assets	19,342	-	13,160	(4,965)	27,537
Total current assets	29,689	-	167,457	(4,965)	192,181
Property and equipment, net	9,199	-	157,413	-	166,612
Investments in unconsolidated affiliates and long-term notes receivable	1,413,061	1,381,596	-	(2,783,383)	11,274
Goodwill and other intangible assets, net	21,311	-	1,206	1,652,002	1,674,519
Total assets	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,357	$-	$12,050	$-	$17,407
Accounts payable	1,379	-	26,035	(3,905)	23,509
Other accrued liabilities	29,380	-	15,177	(1,060)	43,497
Total current liabilities	36,116	-	53,262	(4,965)	84,413
Long-term debt	599,423	-	52,747	(31,465)	620,705
Deferred income taxes	137,648	-	-	-	137,648
Other long-term liabilities	10,585	-	15,387	-	25,972
Noncontrolling interests – redeemable	-	-	61,939	113,443	175,382
Equity:
Total AmSurg Corp. equity	689,488	1,381,596	108,412	(1,490,008)	689,488
Noncontrolling interests – non-redeemable	-	-	34,329	276,649	310,978
Total equity	689,488	1,381,596	142,741	(1,213,359)	1,000,466
Total liabilities and equity	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended March 31, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$5,380	$-	$258,919	$(4,238)	$260,061
Operating expenses:
Salaries and benefits	15,421	-	66,273	(113)	81,581
Supply cost	-	-	37,644	-	37,644
Other operating expenses	5,060	-	52,326	(4,125)	53,261
Depreciation and amortization	772	-	7,310	-	8,082
Total operating expenses	21,253	-	163,553	(4,238)	180,568
Gain on deconsolidation	2,237	2,237	-	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	50,291	50,291	-	(100,180)	402
Operating income	36,655	52,528	95,366	(102,417)	82,132
Interest expense	6,923	-	621	-	7,544
Earnings from continuing operations before income taxes	29,732	52,528	94,745	(102,417)	74,588
Income tax expense	11,921	-	394	-	12,315
Net earnings from continuing operations	17,811	52,528	94,351	(102,417)	62,273
Net earnings from discontinued operations	-	-	-	-	-
Net earnings and comprehensive income	17,811	52,528	94,351	(102,417)	62,273
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	44,462	-	44,462
Net earnings from discontinued operations	-	-	-	-	-
Total net earnings attributable to noncontrolling interests	-	-	44,462	-	44,462
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$17,811	$52,528	$49,889	$(102,417)	$17,811
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,811	$52,528	$49,889	$(102,417)	$17,811
Discontinued operations, net of income tax	-	-	-	-	-
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$17,811	$52,528	$49,889	$(102,417)	$17,811

Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended March 31, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$5,145	$-	$227,232	$(3,478)	$228,899
Operating expenses:
Salaries and benefits	14,154	-	58,048	(87)	72,115
Supply cost	-	-	32,097	-	32,097
Other operating expenses	4,741	-	45,782	(3,391)	47,132
Depreciation and amortization	657	-	6,684	-	7,341
Total operating expenses	19,552	-	142,611	(3,478)	158,685
Equity in earnings of unconsolidated affiliates	44,243	44,243	-	(88,091)	395
Operating income	29,836	44,243	84,621	(88,091)	70,609
Interest expense	3,709	-	558	-	4,267
Earnings from continuing operations before income taxes	26,127	44,243	84,063	(88,091)	66,342
Income tax expense	10,396	-	420	-	10,816
Net earnings from continuing operations	15,731	44,243	83,643	(88,091)	55,526
Net earnings from discontinued operations	(955)	-	368	-	(587)
Net earnings and comprehensive income	14,776	44,243	84,011	(88,091)	54,939
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	39,972	-	39,972
Net earnings from discontinued operations	-	-	191	-	191
Total net earnings attributable to noncontrolling interests	-	-	40,163	-	40,163
Net earnings and comprehensive income attributable to
AmSurg Corp. common shareholders	$14,776	$44,243	$43,848	$(88,091)	$14,776
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$15,731	$44,243	$43,671	$(88,091)	$15,554
Discontinued operations, net of income tax	(955)	-	177	-	(778)
Net earnings and comprehensive income attributable to
AmSurg Corp. common shareholders	$14,776	$44,243	$43,848	$(88,091)	$14,776

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2013 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$23,940	$49,577	$99,411	$(99,063)	$73,865
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(242)	-	(10)	(252)
Acquisition of property and equipment	(853)	-	(5,257)	-	(6,110)
Net cash flows used in investing activities	(853)	(242)	(5,257)	(10)	(6,362)
Cash flows from financing activities:
Proceeds from long-term borrowings	29,700	-	1,170	-	30,870
Repayment on long-term borrowings	(45,024)	-	(3,187)	-	(48,211)
Distributions to owners, including noncontrolling interests	-	(49,486)	(93,491)	99,063	(43,914)
Changes in intercompany balances with affiliates, net	533	-	(533)	-	-
Other financing activities, net	(10,792)	151	398	10	(10,233)
Net cash flows provided by (used in) financing activities	(25,583)	(49,335)	(95,643)	99,073	(71,488)
Net increase (decrease) in cash and cash equivalents	(2,496)	-	(1,489)	-	(3,985)
Cash and cash equivalents, beginning of period	7,259	-	39,139	-	46,398
Cash and cash equivalents, end of period	$4,763	$-	$37,650	$-	$42,413

Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2012 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$10,211	$43,158	$92,976	$(77,200)	$69,145
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(9,925)	-	68	(9,857)
Acquisition of property and equipment	(751)	-	(5,295)	-	(6,046)
Net cash flows used in investing activities	(751)	(9,925)	(5,295)	68	(15,903)
Cash flows from financing activities:
Proceeds from long-term borrowings	19,600	-	-	-	19,600
Repayment on long-term borrowings	(28,100)	-	(2,777)	-	(30,877)
Distributions to owners, including noncontrolling interests	-	(34,042)	(82,167)	77,200	(39,009)
Changes in intercompany balances with affiliates, net	(460)	-	460	-	-
Other financing activities, net	(223)	809	128	(68)	646
Net cash flows provided by (used in) financing activities	(9,183)	(33,233)	(84,356)	77,132	(49,640)
Net increase (decrease) in cash and cash equivalents	277	-	3,325	-	3,602
Cash and cash equivalents, beginning of period	8,530	-	32,188	-	40,718
Cash and cash equivalents, end of period	$8,807	$-	$35,513	$-	$44,320

(14)  Subsequent Events

The Company assessed events occurring subsequent to March 31, 2013 for potential recognition and disclosure in the unaudited consolidated financial statements. In April 2013, the Company, through a wholly owned subsidiary, acquired a majority interest in a surgery center for a purchase price of approximately $11,400,000.  Other than as previously described, no events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and listed below in this report, some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under “Item 1A. – Risk Factors”, as well as other unknown risks and uncertainties:

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

•          our ability to generate sufficient cash flow to service our indebtedness;

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of March 31, 2013, we had 241 operating ASCs, of which we owned a majority interest (primarily 51%) in 234 ASCs and owned a minority interest in seven ASCs (three of which are consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2013 and 2012.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended
	March 31,
	2013	2012

Procedures	394,313	379,454
Continuing centers in operation, end of period (consolidated)	237	223
Continuing centers in operation, end of period (unconsolidated)	4	2
Average number of continuing centers in operation, during period	238	222
New centers added during period	1	1
Centers discontinued during period	-	2
Centers under development, end of period	-	1
Centers under letter of intent, end of period	4	1

Of the continuing centers in operation at March 31, 2013, 149 centers performed gastrointestinal endoscopy procedures, 49 centers performed procedures in multiple specialties, 36 centers performed ophthalmology procedures and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  During the three months ended March 31, 2013, we experienced a same-center revenue decline of 2% primarily due to two fewer working days during the three months ended March 31, 2013 compared to the same 2012 period.  We expect a 0% to 1% increase in our same-center revenue for 2013, which reflects positive rate adjustments from CMS in 2013 but is offset by a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California.  Our same-center revenue guidance also reflects the expected impact of sequestration.  Our growth strategy also includes the acquisition and development of additional surgery centers, which on an annual basis we expect would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions will occur in the latter part of 2013, their contribution to our 2013 operating income would not be significant.

While we own less than 100% of each of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.  Our share of the profits and losses of four non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.

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

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 25% and 27% of our revenues in the three months ended March 31, 2013 and 2012, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.  Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

ASCs are paid based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or CPI.  Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains.  In 2012, reimbursement rates increased by 1.6%, which we estimate positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per share by $0.05.  The reimbursement rates for 2013 reflect a 0.6% net increase, which we estimate will positively impact our 2013 revenue by approximately $2.5 million and our 2013 earnings per share by $0.02.  There can be no assurance that CMS will not revise the ASC payment system, or that any annual CPI increases will be material.

The Budget Control Act of 2011, or BCA, requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as "sequestration." Sequestration began on March 1, 2013, and CMS began imposing a 2% reduction on Medicare claims as of April 1, 2013. Unless Congress and the President take action and reach an agreement to change the law, federal spending will be subject to sequestration until the end of federal fiscal year 2021. The full impact of sequestration on our operations is uncertain. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to restructure or suspend sequestration. If sequestration continues to be implemented as currently structured, we estimate that the spending reductions will reduce our 2013 revenue and net earnings per share by approximately $5.0 million and $0.05, respectively.

In September 2012, the State of California enacted legislation that reduced the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the reduced rates will negatively impact our 2013 earnings per share by approximately $0.06.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment discussed above that reduces payment updates to ASCs.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law expands eligibility under existing Medicaid programs, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, requires establishment of, or participation in, a health insurance exchange for each state and permits states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2012 Annual Report on Form 10-K.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.  There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2012.

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers.  We increase our number of surgery centers through both acquisitions and developments.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2013 same-center group, comprised of 222 centers and constituting approximately 92% of our total number of centers, had 2% revenue decline during the three months ended March 31, 2013. We expect to have a 0% to 1% increase in our same-center revenue for 2013, which reflects positive rate adjustments from CMS in 2013, but is offset by 1% due to a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California.  In addition, the impact of sequestration effective April 1, 2013 is reflected in our 2013 same-center guidance.

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

Accordingly, the effective tax rate on pre-tax earnings as presented has been reduced to approximately 16.5%.  However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 40%.  We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

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

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012

Revenues	100.0%	100.0%

Operating expenses:
Salaries and benefits	31.3	31.5
Supply cost	14.5	14.0
Other operating expenses	20.5	20.6
Depreciation and amortization	3.1	3.2

Total operating expenses	69.4	69.3

Gain on deconsolidation	0.9	-
Equity in earnings of unconsolidated affiliates	0.1	0.2

Operating income	31.6	30.9

Interest expense	2.9	1.9

Earnings from continuing operations before income taxes	28.7	29.0

Income tax expense	4.7	4.7

Net earnings from continuing operations, net of income tax	24.0	24.3

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	-	0.1
Loss on disposal of discontinued interests in surgery centers, net of income tax	-	(0.4)

Net loss from discontinued operations	-	(0.3)

Net earnings	24.0	24.0

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.1	17.4
Net earnings from discontinued operations	-	0.1

Total net earnings attributable to noncontrolling interests	17.1	17.5

Net earnings attributable to AmSurg Corp. common shareholders	6.9%	6.5%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.9%	6.8%
Discontinued operations, net of income tax	-	(0.3)

Net earnings attributable to AmSurg Corp. common shareholders	6.9%	6.5%

The number of procedures performed in our ASCs increased by 14,859, or 4%, to 394,313, in the three months ended March 31, 2013 from 379,454 in the comparable 2012 period.  Revenues increased $31.2 million, or 14%, to $260.1 million in the three months ended March 31, 2013 from $228.9 million in the comparable 2012 period.  The increase in procedure and revenue growth is primarily attributable to the additional centers acquired in 2012, which contributed $36.3 million of additional revenues in the three months ended March 31, 2013 due to having a full period of operations in 2013.  During the three months ended March 31, 2013, revenue at our 2013 same-center group decreased $4.6 million, reflecting a 2% decrease, primarily as a result of two fewer working days during the three months ended March 31, 2013 over the comparable 2012 period and the reduction in worker’s compensation reimbursement from the State of California.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2012, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the three months ended March 31, 2012.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Salaries and benefits increased by 13% to $81.6 million in the three months ended March 31, 2013 from $72.1 million in the comparable 2012 period.  Salaries and benefits as a percentage of revenues decreased by 20 basis points in the three months ended March 31, 2013, compared to March 31, 2012, primarily due to the centers acquired in the latter half of 2012, which operate with lower staffing costs as a percentage of revenue than the centers owned in 2012.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 14% increase in salaries and benefits at our surgery centers in the three months ended March 31, 2013.  Furthermore, we experienced a 9% increase in salaries and benefits at our corporate offices during the three months ended March 31, 2013 over the comparable 2012 period, due to additional equity compensation expense, additional staff employed to manage the additional centers added and the impact of annual salary adjustments.

Supply cost was $37.6 million in the three months ended March 31, 2013, an increase of $5.5 million, or 17%, over supply cost in the comparable 2012 period.  The increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure of 12% in the three months ended March 31, 2013.  This increase in our average supply cost per procedure is a result of the acquisition of nine multi-specialty centers in the latter part of 2012, which generally have higher supply cost per procedure than single specialty centers.

Other operating expenses increased $6.1 million, or 13%, to $53.3 million in the three months ended March 31, 2013 from $47.1 million in the comparable 2012 period.  The additional expense in the 2013 period resulted primarily from:

•          centers acquired or opened during 2012, which resulted in an increase of $6.3 million in other operating expenses in the three months ended March 31, 2013; and

•          a $300,000 decrease in other operating expenses at our 2013 same-center group in the three months ended March 31, 2013.

Depreciation and amortization expense increased $700,000, or 10%, in the three months ended March 31, 2013, primarily as a result of centers acquired during 2012.

We anticipate further increases in operating expenses in 2013, primarily due to additional acquired centers.

During the three months ended March 31, 2013, we contributed a controlling interest in one center in exchange for a noncontrolling interest in an entity that controls the contributed center and one additional center after the completion of the transaction.  As a result of the transaction, we recognized a gain on deconsolidation of approximately $2.2 million.  Such gain was determined based on the difference between the fair value of the retained noncontrolling interest under the new ownership and operating structure and the carrying value of both the tangible and intangible assets of the entity immediately prior to the transaction.

Interest expense increased $3.3 million, or 77%, to $7.5 million from $4.3 million, in the three months ended March 31, 2013, primarily due to to the issuance in November 2012 of $250.0 million aggregate principal amount of 5.625% senior unsecured notes and a 2% interest rate increase effective November 2012 for our senior secured notes.  The impact of higher interest rates on our senior unsecured notes and senior secured notes was mitigated in part by an amendment to our revolving credit agreement, which lowered the interest rate under our credit agreement by approximately 25 basis points effective June 2012.   See “— Liquidity and Capital Resources.”

We recognized income tax expense of $12.3 million in the three months ended March 31, 2013 compared to $10.8 million in the comparable 2012 period.  Our effective tax rate in 2013 was 16.5% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, more than 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the three months ended March 31, 2012, we classified two additional surgery centers in discontinued operations, of which one center was sold and one was closed during the period.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after-tax loss on the disposition of discontinued interests in surgery centers of $893,000 during the three months ended March 31, 2012.  The net earnings derived from the operations of the discontinued surgery centers was $306,000 during the three months ended March 31, 2012.

Noncontrolling interests in net earnings for the three months ended March 31, 2013 increased $4.3 million, or 11%, from the comparable 2012 period, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.1% from 17.5% in the three months ended March 31, 2013 as a result of the Company’s higher ownership percentage in recently acquired centers.  The net earnings from discontinued operations attributable to noncontrolling interests was $191,000 during the three months ended March 31, 2012.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2013 and 2012 were $42.4 million and $44.3 million, respectively.  At March 31, 2013, we had working capital of $115.2 million, compared to $107.8 million at December 31, 2012.  Operating activities for the three months ended March 31, 2013 generated $73.9 million in cash flow from operations, compared to $69.1 million in the three months ended March 31, 2012.  The increase in operating cash flow resulted primarily from higher net earnings in the 2013 period over the comparable 2012 period.  Positive operating cash flows of

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the three months ended March 31, 2013 and 2012 were $43.9 million and $39.0 million, respectively.  Distributions to noncontrolling interests increased $4.9 million, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within a few days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At March 31, 2013 and 2012, our net accounts receivable represented 36 and 35 days of revenue outstanding, respectively.  The increase in our days outstanding is primarily due to the addition of nine multi-specialty centers during the latter half of 2012, which typically experience slightly longer collection cycles than single-specialty centers.

During the three months ended March 31, 2013, we had total acquisition and capital expenditures of $6.4 million, which included:

•          $300,000  for the acquisition of interests in ASCs and related transactions; and

•          $6.1 million for new or replacement property at existing centers.

At March 31, 2013, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $4.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.  During the three months ended March 31, 2013, we received $200,000 in capital contributions by our partners.

At December 31, 2012, we had a contingent purchase price obligation of $2.7 million related to our acquisition of 17 centers from National Surgical Care, Inc. (“NSC”) on September 1, 2011.  During the three months ended March 31, 2013, we paid $2.7 million to NSC as final settlement of such obligation.

On June 29, 2012, we amended our revolving credit agreement which we utilize to, among other things, finance our acquisition and development projects and stock repurchase programs.  As a result of the amendment, the availability under the credit agreement was increased $25.0 million to $475.0 million; the maturity date was extended from April 2016 to June 2017; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.50% to 2.25% from LIBOR plus 1.75% to 2.75%.  On November 7, 2012 we further amended our revolving credit agreement and amended the note purchase agreement relating to our senior secured notes to allow for our issuance of the senior unsecured notes (discussed below) and revise certain existing covenants. In connection with the amendment of the note purchase agreement relating to our senior secured notes, the interest rate on our senior secured notes increased to 8.04% from 6.04%.  At March 31, 2013, we had $207.2 million available under our revolving credit agreement.

On November 20, 2012, we completed a private offering of $250.0 million aggregate principle amount of 5.625% senior unsecured notes due 2020.  The net proceeds from the issuance of the senior unsecured notes were used to pay down a portion of the outstanding obligations on our credit facility.  The senior unsecured notes are pari passu in right of payment with our existing and future senior debt and senior to our existing and future subordinated debt.  Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, beginning on May 30, 2013 and maturing on November 30, 2020. The senior unsecured notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

During the three months ended March 31, 2013, we had net repayments on long-term debt of $17.3 million.  At March 31, 2013, we had $267.2 million outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our senior unsecured notes and $75.0 million outstanding pursuant to our senior secured notes.  We were in compliance with all covenants contained in our revolving credit agreement, the note purchase agreement governing our senior secured notes and the indentures governing our senior unsecured notes.

During the three months ended March 31, 2013, we received approximately $5.7 million from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options was approximately $300,000.

On April 24, 2012, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock through November 1, 2013.  We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During the three months ended March 31, 2013, we repurchased 438,668 shares for $13.9 million in order to mitigate the dilutive effect of shares issued pursuant to stock option exercises during the recent quarters.  In addition, we repurchased 89,788 shares with a value of approximately $2.8 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2013, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.6 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2013.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.        Legal Proceedings

                    Not applicable.

Item 1A.     Risk Factors

                    Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) That May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

January 1, 2013 through
January 31, 2013	59,968 (1)	$31.35	-	$29,729,939 (2)
February 1, 2013 through
February 28, 2013	27,085 (1)	31.23	-	29,729,939 (2)
March 1, 2013 through
March 31, 2013	441,403 (1)	31.77	438,668	15,786,894 (2)

Total	528,456	$31.69	438,668	$15,786,894

(1)

During the first quarter of 2013, we repurchased 89,788 shares of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the terms of the restricted stock agreements.

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

Item 6.        Exhibits

Exhibits

31.1        Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2        Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1     Section 1350 Certification

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Earnings and Comprehensive Income for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 and (v) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2013 and 2012.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: May 7, 2013

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)