Form 10-Q
period 2013-09-30
AMSURG CORP
filed 2013-11-01
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Yes [  ]                    No [X]

As of October 31, 2013 there were outstanding 32,226,831 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
September 30, 2013 (unaudited) and December 31, 2012

(In thousands)

	September 30,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$45,503	$46,398
Accounts receivable, net of allowance of $26,537 and $22,379, respectively	104,285	96,752
Supplies inventory	18,941	18,406
Deferred income taxes	4,388	3,088
Prepaid and other current assets	29,284	27,537

Total current assets	202,401	192,181

Property and equipment, net	168,029	166,612
Investments in unconsolidated affiliates and long-term notes receivable	16,970	11,274
Goodwill	1,738,032	1,652,002
Intangible assets, net	22,149	22,517

Total assets	$2,147,581	$2,044,586

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$21,369	$17,407
Accounts payable	22,469	23,509
Accrued salaries and benefits	31,578	29,251
Other accrued liabilities	14,101	14,246

Total current liabilities	89,517	84,413

Long-term debt	599,386	620,705
Deferred income taxes	165,826	137,648
Other long-term liabilities	26,223	25,972
Commitments and contingencies
Noncontrolling interests – redeemable	175,335	175,382
Preferred stock, no par value, 5,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000 shares authorized, 32,154 and 31,941
shares outstanding, respectively	180,824	183,867
Retained earnings	558,766	505,621

Total AmSurg Corp. equity	739,590	689,488
Noncontrolling interests – non-redeemable	351,704	310,978

Total equity	1,091,294	1,000,466

Total liabilities and equity	$2,147,581	$2,044,586

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings and Comprehensive Income (unaudited)

Three and Nine Months Ended September 30, 2013 and 2012

(In thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$268,233	$224,916	$797,186	$683,643

Operating expenses:
Salaries and benefits	84,918	72,301	248,058	214,858
Supply cost	38,357	31,400	115,408	96,397
Other operating expenses	56,391	46,968	163,911	142,301
Depreciation and amortization	8,398	7,590	24,651	22,345

Total operating expenses	188,064	158,259	552,028	475,901

Gain on deconsolidation	-	-	2,237	-
Equity in earnings of unconsolidated affiliates	1,095	392	2,193	1,103

Operating income	81,264	67,049	249,588	208,845

Interest expense	7,295	3,536	22,352	11,961

Earnings from continuing operations before income taxes	73,969	63,513	227,236	196,884

Income tax expense	11,424	10,132	36,562	32,110

Net earnings from continuing operations	62,545	53,381	190,674	164,774

Discontinued operations:
Earnings (loss) from operations of discontinued interests in surgery centers,
net of income tax	-	384	(20)	1,028
Loss on disposal of discontinued interests in surgery centers,
net of income tax	(278)	-	(278)	(1,553)

Net (loss) earnings from discontinued operations	(278)	384	(298)	(525)

Net earnings and comprehensive income	62,267	53,765	190,376	164,249

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	45,496	38,093	137,244	117,867
Net earnings (loss) from discontinued operations	-	235	(13)	633

Total net earnings attributable to noncontrolling interests	45,496	38,328	137,231	118,500

Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$16,771	$15,437	$53,145	$45,749

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,049	$15,288	$53,430	$46,907
Discontinued operations, net of income tax	(278)	149	(285)	(1,158)

Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$16,771	$15,437	$53,145	$45,749

Earnings per share-basic:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.54	$0.50	$1.71	$1.53
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	(0.01)	-	(0.01)	(0.04)

Net earnings attributable to AmSurg Corp. common shareholders	$0.53	$0.50	$1.70	$1.49

Earnings per share-diluted:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$0.53	$0.48	$1.67	$1.49
Net loss from discontinued operations attributable to
AmSurg Corp. common shareholders	(0.01)	-	(0.01)	(0.04)

Net earnings attributable to AmSurg Corp. common shareholders	$0.52	$0.49	$1.67	$1.45

Weighted average number of shares and share equivalents outstanding:
Basic	31,376	30,819	31,267	30,727
Diluted	31,991	31,697	31,912	31,558

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)

Nine Months Ended September 30, 2013 and 2012

(In thousands)

	AmSurg Corp. Shareholders
						Non-
				Non-		Controlling
				Controlling		Interests –
				Interests –	Total	Redeemable
	Common Stock		Retained	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2012	31,941	$183,867	$505,621	$310,978	$1,000,466	$175,382
Issuance of restricted common stock	292	-	-	-	-	-
Cancellation of restricted common stock	(16)	-	-	-	-	-
Stock options exercised	961	23,289	-	-	23,289	-
Stock repurchased	(1,024)	(35,481)	-	-	(35,481)	-
Share-based compensation	-	6,070	-	-	6,070	-
Tax benefit related to exercise of stock options	-	4,847	-	-	4,847	-
Net earnings	-	-	53,145	36,962	90,107	100,269	$190,376
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	(36,301)	(36,301)	(100,504)
Purchase of noncontrolling interest	-	(223)	-	(316)	(539)	(316)
Sale of noncontrolling interest	-	(1,545)	-	2,327	782	634
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	38,371	38,371	-
Disposals and other transactions
impacting noncontrolling interests	-	-	-	(317)	(317)	(130)

Balance at September 30, 2013	32,154	$180,824	$558,766	$351,704	$1,091,294	$175,335

Balance at January 1, 2012	31,284	$173,187	$443,058	$132,222	$748,467	$170,636
Issuance of restricted common stock	281	-	-	-	-	-
Cancellation of restricted common stock	(2)		-	-	-	-
Stock options exercised	580	11,928	-	-	11,928	-
Stock repurchased	(464)	(13,101)	-	-	(13,101)	-
Share-based compensation	-	5,119	-	-	5,119	-
Tax benefit related to exercise of stock options	-	1,318	-	-	1,318	-
Net earnings	-	-	45,749	18,578	64,327	99,922	$164,249
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	(20,192)	(20,192)	(102,804)
Purchase of noncontrolling interest		166		(289)	(123)	(81)
Sale of noncontrolling interest	-	(2,277)	-	3,555	1,278	-
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	2,212	2,212	7,038
Disposals and other transactions
impacting noncontrolling interests	-	(369)	-	-	(369)	176

Balance at September 30, 2012	31,679	$175,971	$488,807	$136,086	$800,864	$174,887

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Nine Months Ended September 30, 2013 and 2012

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$190,376	$164,249
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	24,651	22,345
Net loss on sale of long-lived assets	84	599
Gain on deconsolidation	(2,237)	-
Share-based compensation	6,070	5,119
Excess tax benefit from share-based compensation	(1,890)	(1,268)
Deferred income taxes	29,835	18,617
Equity in earnings of unconsolidated affiliates	(2,193)	(1,103)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,439)	4,831
Supplies inventory	(338)	343
Prepaid and other current assets	(1,001)	(325)
Accounts payable	(2,823)	(2,775)
Accrued expenses and other liabilities	6,820	3,510
Other, net	3,018	1,970

Net cash flows provided by operating activities	248,933	216,112

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(59,455)	(16,097)
Acquisition of property and equipment	(20,711)	(20,800)
Proceeds from sale of interests in surgery centers	151	-
Other	107	-

Net cash flows used in investing activities	(79,908)	(36,897)

Cash flows from financing activities:
Proceeds from long-term borrowings	129,435	50,211
Repayment on long-term borrowings	(151,676)	(111,139)
Distributions to noncontrolling interests	(137,081)	(123,066)
Proceeds from issuance of common stock upon exercise of stock options	23,289	11,928
Repurchase of common stock	(35,481)	(13,101)
Capital contributions and ownership transactions by noncontrolling interests	961	1,409
Excess tax benefit from share-based compensation	1,890	1,268
Financing cost incurred	(1,257)	(1,761)

Net cash flows used in financing activities	(169,920)	(184,251)

Net decrease in cash and cash equivalents	(895)	(5,036)
Cash and cash equivalents, beginning of period	46,398	40,718

Cash and cash equivalents, end of period	$45,503	$35,682

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in six limited partnerships and LLCs, three of which it consolidates as the Company has substantive participation rights and three of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as partnerships and partners, respectively.

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

As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2013, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at September 30, 2013 and December 31, 2012 reflect allowances for contractual adjustments of $279,936,000 and $216,363,000, respectively, and allowances for bad debt expense of $26,537,000 and $22,379,000, respectively.  The increase in the allowance for contractual adjustments as of September 30, 2013 is primarily the result of the centers acquired at the end of 2012 and increases in gross fee schedules at certain of the Company’s centers.  Bad debt expense is included in other operating expenses and was approximately $5,595,000 and $16,377,000 for the three and nine months ended September 30, 2013, respectively, and $4,992,000 and $14,894,000 for the three and nine months ended September 30, 2012, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the nine months ended September 30, 2013 and 2012, the Company derived approximately 25% and 28%, respectively, of its revenues from governmental healthcare programs, primarily Medicare and Medicare managed programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

During the nine months ended September 30, 2013 and 2012, the Company, through a wholly owned subsidiary, acquired a controlling interest in four centers and three centers, respectively.  One of the centers acquired during 2012 was subsequently merged into an existing center.

The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the nine months ended September 30, 2013 and 2012 was approximately $59,455,000 and $16,097,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

In conjunction with the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011, the Company agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  At  December 31, 2012, the Company had a contingent purchase price obligation of $2,744,000, which was paid during the nine months ended September 30, 2013 as final settlement of the additional consideration due in accordance with the purchase agreement.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012

Accounts receivable	$3,082	$323
Supplies, inventory, prepaid and other current assets	1,801	143
Property and equipment	5,357	1,203
Goodwill	91,545	21,940
Other intangible assets	-	150
Accounts payable	(1,482)	(104)
Other accrued liabilities	(416)	(137)
Long-term debt	(2,561)	-

Total fair value	97,326	23,518
Less: Fair value attributable to noncontrolling interests	38,123	9,250

Acquisition date fair value of total consideration transferred	$59,203	$14,268

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the nine months ended September 30, 2013 and 2012, respectively, approximately $56,173,000 and $13,255,000 of goodwill recorded was deductible for tax purposes.  In connection with the transactions discussed above, the Company incurred and expensed in other operating expenses approximately $285,000 and $128,000 in acquisition related costs, primarily attorney’s fees, for the nine  months ended September 30, 2013 and 2012, respectively.

Revenues and net earnings included in the nine months ended September 30, 2013 and 2012 associated with these acquisitions are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012

Revenues	$6,422	$1,979

Net earnings	1,922	623
Less: Net earnings attributable to noncontrolling interests	1,081	329

Net earnings attributable to AmSurg Corp. common shareholders	$841	$294

The unaudited consolidated pro forma results for the nine months ended September 30, 2013 and 2012, assuming all 2013 acquisitions had been consummated on January 1, 2012 and all 2012 acquisitions had been consummated on January 1, 2011, are as follows (in thousands, except per share data):

	Nine Months Ended September 30,
	2013	2012

Revenues	$816,926	$827,087
Net earnings	196,126	194,315
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	55,253	57,258
Net earnings	54,968	56,100
Net earnings from continuing operations per common share:
Basic	$1.77	$1.86
Diluted	$1.73	$1.81
Net earnings:
Basic	$1.76	$1.83
Diluted	$1.72	$1.78
Weighted average number of shares and share equivalents:
Basic	31,267	30,727
Diluted	31,912	31,558

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

During the nine months ended September 30, 2013, the Company entered into a transaction whereby it contributed cash plus a controlling interest in one center in exchange for a noncontrolling interest in an entity that, after the completion of the transaction, controls the contributed center and one additional center.  Management of the Company believes this structure provides both economies of scale and potential future growth opportunities in the market.  As a result of the transaction, the Company recorded in the accompanying consolidated balance sheets the fair value of the noncontrolling interest in the entity which now controls the contributed centers of approximately $5,201,000 as a component of investments in unconsolidated affiliates and long term notes receivable.  The Company also recognized a gain on deconsolidation in the accompanying consolidated statements of earnings and comprehensive income of approximately $2,237,000.  Such gain was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction.  The fair value of the Company’s noncontrolling interest was based on various estimates of the expected future earnings under likely scenarios which were weighted by the probability of each outcome using a range of expected probability of 5% to 30%. Subsequent to the completion of this transaction the center contributed by the Company was merged into the acquired center.

(5)  Dispositions

During the nine months ended September 30, 2013 and 2012, the Company initiated the disposition of certain of its centers due to management’s assessment of the limited growth opportunities at these centers as a result of certain market driven strategies.  Results of operations of the centers discontinued for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Cash proceeds from disposal	$151	$-	$151	$-
Net (loss) gain from discontinued operations	(278)	384	(298)	(525)
Net (loss) gain from discontinued operations attributable to AmSurg Corp.	(278)	149	(285)	(1,158)

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued surgery centers for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$-	$1,483	$450	$5,321
Earnings (loss) before income taxes	-	499	(26)	1,335
Net earnings (loss)	-	384	(20)	1,028

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance, beginning of period	$1,675,235	$1,240,422	$1,652,002	$1,229,298
Goodwill acquired, including post acquisition adjustments	62,895	10,029	88,248	21,940
Goodwill disposed, including impact of deconsolidation transaction	(98)	-	(2,218)	(787)

Balance, end of period	$1,738,032	$1,250,451	$1,738,032	$1,250,451

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Amortizable intangible assets at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$15,781	$(4,490)	$11,291	$14,523	$(3,029)	$11,494
Agreements, contracts and other intangible assets	3,448	(2,415)	1,033	3,448	(2,250)	1,198

Total amortizable intangible assets	$19,229	$(6,905)	$12,324	$17,971	$(5,279)	$12,692

Amortization of intangible assets for the three months ended September 30, 2013 and 2012 was $550,000 and $342,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $1,626,000 and $988,000, respectively.  Estimated amortization of intangible assets for the remainder of 2013 and the following five years and thereafter is $590,000, $2,361,000, $2,360,000, $2,360,000, $2,110,000, $1,546,000 and $997,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 5.4 years.

At September 30, 2013 and December 31, 2012, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,825,000, respectively.

(7)  Long-term Debt

Long-term debt at September 30, 2013 and December 31, 2012 was comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012

Revolving credit agreement	$266,000	$279,780
Senior Unsecured Notes	250,000	250,000
Senior Secured Notes	72,321	75,000
Other debt	21,762	21,350
Capitalized lease arrangements	10,672	11,982

	620,755	638,112
Less current portion	21,369	17,407

Long-term debt	$599,386	$620,705

a.     Credit Facility

On June 29, 2012, the Company amended its revolving credit agreement to increase the borrowing capacity and adjust the interest rate spreads.   On November 7, 2012, the Company further amended its revolving credit agreement to allow for the Company’s issuance of the 5.625% Senior Unsecured Notes (discussed below), which resulted in certain adjustments to the existing covenants. On June 14, 2013, the Company amended its revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year. The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof; provides for a fee of 0.25% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2018 and are secured primarily by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with the covenants contained in the revolving credit agreement at September 30, 2013.

b.     Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250,000,000 aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “Senior Unsecured Notes”).  The net proceeds from the issuance of the Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s existing revolving credit agreement.  In connection with the issuance of the Senior Unsecured Notes, the Company entered into a registration rights agreement, dated November 20, 2012 (the “Registration Rights Agreement).  On May 2, 2013, under the terms of the Registration Rights Agreement, the Company commenced an offer to exchange the outstanding Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended.  The exchange offer was completed on May 31, 2013 and all holders of the Senior Unsecured Notes participated in the exchange.  The Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly owned domestic subsidiaries, (the “Guarantors”). The Senior Unsecured Notes are pari passu in

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.

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

The Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the Senior Unsecured Notes at September 30, 2013.

c.     Senior Secured Notes

The Company issued $75,000,000 principal amount of senior secured notes (the “Senior Secured Notes”) on May 28, 2010 pursuant to a note purchase agreement.  The Senior Secured Notes mature on May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the Senior Unsecured Notes, which resulted in an increase in the annual interest rate of 2% to 8.04%, and included certain other adjustments to the existing covenants.  The Senior Secured Notes are pari passu with the indebtedness under the Company’s revolving credit agreement and the Senior Unsecured Notes and principal payments began in August 2013.  The note purchase agreement governing the Senior Secured Notes contains covenants similar to the covenants in the revolving credit agreement and includes a make whole provision in the event of any prepayment of principle.  The Company was in compliance with the covenants contained in the note purchase agreement relating to the Senior Secured Notes at September 30, 2013.

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

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

In determining the fair value of assets and liabilities that are measured on a recurring basis at September 30, 2013 and December 31, 2012, with the exception of the contingent purchase price payable, the Company utilized Level 2 inputs to perform such measurements methods, which were commensurate with the market approach.  The Company utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	September 30,	December 31,
	2013	2012
Assets:
Supplemental executive retirement savings plan investments - Level 2	$12,477	$8,804

Liabilities:
Contingent purchase price payable - Level 3	$-	$2,744

The fair value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  The fair value of the contingent purchase price payable related to the centers acquired from NSC as of December 31, 2012, was determined utilizing the actual earnings of those centers during the earnout period, January 1, 2012 to December 31, 2012, in accordance with the purchase agreement.  During the nine months ended September 30, 2013, the Company paid $2,744,000 as final settlement of the contingent purchase price payable using its revolving credit facility.  There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2013.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $351,782,000, was $360,995,000 at September 30, 2013.  The fair value of variable rate long-term debt approximates its carrying value of $268,973,000 at September 30, 2013.  With the exception of the Company’s Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

(9)  Shareholders’ Equity

a.   Common Stock

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock.  The Company completed this repurchase program in August 2013.  On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased through February 9, 2015.  As of September 30, 2013, there was approximately $37,600,000 available under the stock repurchase program.

During the nine months ended September 30, 2013, the Company purchased 920,851 shares of the Company’s common stock for approximately $32,169,000, at an average price of $34.91 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the nine months ended September 30, 2012, the Company purchased 415,084 shares of the Company’s common stock for approximately $11,838,000, at an average price of $28.50 per share.  In addition, during the nine months ended September 30, 2013, and September 30, 2012, the Company repurchased 102,252 shares and 48,139 shares, respectively, of common stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At September 30, 2013, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 895,816 shares were available for future equity grants, including 733,718 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2012 vested over a two year period and restricted stock granted to outside directors in 2012 and 2013 vest over a one year period.  Shares held by outside directors are subject to certain holding restrictions.  Restricted stock granted to employees during 2010 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant.  Shares held by the Company’s senior management are subject to certain holding restrictions.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Other information pertaining to share-based activity during the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Share-based compensation expense	$2,104	$1,707	$6,070	$5,119
Fair value of shares vested	1,242	-	11,743	6,425
Cash received from option exercises	9,561	5,256	23,289	11,928
Tax benefit from option exercises	680	739	1,890	1,268

As of September 30, 2013, the Company had total unrecognized compensation cost of approximately $9,676,000 related to non-vested awards, which the Company expects to recognize through 2017 and over a weighted average period of 1.1 years.

Average outstanding share-based awards to purchase approximately 26,041 shares of common stock that had an exercise price in excess of the average market price of the common stock during the nine months ended September 30, 2012, were not included in the calculation of diluted securities options under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact. For the period ended September 30, 2013, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at September 30, 2013 and changes during the nine months ended September 30, 2013 is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at December 31, 2012	828,686	$22.50
Shares granted	291,863	31.66
Shares vested	(360,337)	21.55
Shares forfeited	(16,343)	23.11

Non-vested shares at September 30, 2013	743,869	$26.54

A summary of stock option activity for the nine months ended September 30, 2013 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at December 31, 2012	1,662,830	$23.82	2.9
Options exercised with total intrinsic value of $23,289,000	(960,051)	24.26

Outstanding at September 30, 2013 with aggregate intrinsic value of $11,577,000	702,779	$23.23	2.8

Vested at September 30, 2013 with aggregate intrinsic value of $11,577,000	702,779	$23.23	2.8

Exercisable at September 30, 2013 with aggregate intrinsic value of $11,577,000	702,779	$23.23	2.8

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2013 exercised their options at the Company’s closing stock price on September 30, 2013.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Per			Per
	Earnings	Shares	Share	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

2013:
Net earnings from continuing operations attributable
to AmSurg Corp. per common share (basic)	$17,049	31,376	$0.54	$53,430	31,267	$1.71

Effect of dilutive securities options
and non-vested shares	-	615		-	645

Net earnings from continuing operations attributable
to AmSurg Corp. per common share (diluted)	$17,049	31,991	$0.53	$53,430	31,912	$1.67

Net earnings attributable to AmSurg Corp.
per common share (basic)	$16,771	31,376	$0.53	$53,145	31,267	$1.70

Effect of dilutive securities options
and non-vested shares	-	615		-	645

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$16,771	31,991	$0.52	$53,145	31,912	$1.67

2012:
Net earnings from continuing operations attributable
to AmSurg Corp. per common share (basic)	$15,288	30,819	$0.50	$46,907	30,727	$1.53

Effect of dilutive securities options
and non-vested shares	-	878		-	831

Net earnings from continuing operations attributable
to AmSurg Corp. per common share (diluted)	$15,288	31,697	$0.48	$46,907	31,558	$1.49

Net earnings attributable to AmSurg Corp.
per common share (basic)	$15,437	30,819	$0.50	$45,749	30,727	$1.49

Effect of dilutive securities options
and non-vested shares	-	878		-	831

Net earnings attributable to AmSurg Corp.
per common share (diluted)	$15,437	31,697	$0.49	$45,749	31,558	$1.45

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

The Company and its subsidiaries file U.S. federal and various state tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2010.

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2013.

(12)  Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012

Cash paid during the period for:
Interest	$21,601	$13,204
Income taxes, net of refunds	7,444	16,778

Non-cash investing and financing activities:
Increase in accounts payable associated with acquisition of property and equipment	539	958
Capital lease obligations	120	168

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

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Balance Sheet - September 30, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,261	$-	$41,242	$-	$45,503
Accounts receivable, net	-	-	104,285	-	104,285
Supplies inventory	13	-	18,928	-	18,941
Deferred income taxes	4,388	-	-	-	4,388
Prepaid and other current assets	21,324	-	11,990	(4,030)	29,284
Total current assets	29,986	-	176,445	(4,030)	202,401
Property and equipment, net	10,101	-	157,928	-	168,029
Investments in unconsolidated affiliates and long-term notes receivable	1,470,124	1,440,558	-	(2,893,712)	16,970
Goodwill and other intangible assets, net	21,114	-	1,034	1,738,033	1,760,181
Total assets	$1,531,325	$1,440,558	$335,407	$(1,159,709)	$2,147,581
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,715	$-	$10,654	$-	$21,369
Accounts payable	1,422	-	25,076	(4,029)	22,469
Accrued liabilities	27,340	-	18,339	-	45,679
Total current liabilities	39,477	-	54,069	(4,029)	89,517
Long-term debt	577,607	-	51,345	(29,566)	599,386
Deferred income taxes	165,826	-	-	-	165,826
Other long-term liabilities	8,825	-	17,398	-	26,223
Noncontrolling interests – redeemable	-	-	61,497	113,838	175,335
Equity:
Total AmSurg Corp. equity	739,590	1,440,558	112,371	(1,552,929)	739,590
Noncontrolling interests – non-redeemable	-	-	38,727	312,977	351,704
Total equity	739,590	1,440,558	151,098	(1,239,952)	1,091,294
Total liabilities and equity	$1,531,325	$1,440,558	$335,407	$(1,159,709)	$2,147,581

Condensed Consolidating Balance Sheet - December 31, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,259	$-	$39,139	$-	$46,398
Accounts receivable, net	-	-	96,752	-	96,752
Supplies inventory	-	-	18,406	-	18,406
Deferred income taxes	3,088	-	-	-	3,088
Prepaid and other current assets	19,342	-	13,160	(4,965)	27,537
Total current assets	29,689	-	167,457	(4,965)	192,181
Property and equipment, net	9,199	-	157,413	-	166,612
Investments in unconsolidated affiliates and long-term notes receivable	1,413,061	1,381,596	-	(2,783,383)	11,274
Goodwill and other intangible assets, net	21,311	-	1,206	1,652,002	1,674,519
Total assets	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,357	$-	$12,050	$-	$17,407
Accounts payable	1,379	-	26,035	(3,905)	23,509
Accrued liabilities	29,380	-	15,177	(1,060)	43,497
Total current liabilities	36,116	-	53,262	(4,965)	84,413
Long-term debt	599,423	-	52,747	(31,465)	620,705
Deferred income taxes	137,648	-	-	-	137,648
Other long-term liabilities	10,585	-	15,387	-	25,972
Noncontrolling interests – redeemable	-	-	61,939	113,443	175,382
Equity:
Total AmSurg Corp. equity	689,488	1,381,596	108,412	(1,490,008)	689,488
Noncontrolling interests – non-redeemable	-	-	34,329	276,649	310,978
Total equity	689,488	1,381,596	142,741	(1,213,359)	1,000,466
Total liabilities and equity	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended September 30, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$6,273	$-	$266,241	$(4,281)	$268,233
Operating expenses:
Salaries and benefits	16,088	-	68,948	(118)	84,918
Supply cost	-	-	38,357	-	38,357
Other operating expenses	5,537	-	55,017	(4,163)	56,391
Depreciation and amortization	847	-	7,551	-	8,398
Total operating expenses	22,472	-	169,873	(4,281)	188,064
Gain on deconsolidation	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	50,969	50,969	-	(100,843)	1,095
Operating income	34,770	50,969	96,368	(100,843)	81,264
Interest expense	6,711	-	584	-	7,295
Earnings from continuing operations before income taxes	28,059	50,969	95,784	(100,843)	73,969
Income tax expense	11,010	-	414	-	11,424
Net earnings from continuing operations	17,049	50,969	95,370	(100,843)	62,545
Net loss from discontinued operations	(278)	-	-	-	(278)
Net earnings and comprehensive income	16,771	50,969	95,370	(100,843)	62,267
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	45,496	-	45,496
Net earnings from discontinued operations	-	-	-	-	-
Total net earnings attributable to noncontrolling interests	-	-	45,496	-	45,496
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$16,771	$50,969	$49,874	$(100,843)	$16,771
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,049	$50,969	$49,874	$(100,843)	$17,049
Discontinued operations, net of income tax	(278)	-	-	-	(278)
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$16,771	$50,969	$49,874	$(100,843)	$16,771

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Nine Months Ended September 30, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$17,449	$-	$792,609	$(12,872)	$797,186
Operating expenses:
Salaries and benefits	45,940	-	202,466	(348)	248,058
Supply cost	-	-	115,408	-	115,408
Other operating expenses	15,768	-	160,667	(12,524)	163,911
Depreciation and amortization	2,379	-	22,272	-	24,651
Total operating expenses	64,087	-	500,813	(12,872)	552,028
Gain on deconsolidation	2,237	2,237	-	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	153,850	153,850	-	(305,507)	2,193
Operating income	109,449	156,087	291,796	(307,744)	249,588
Interest expense	20,661	-	1,691	-	22,352
Earnings from continuing operations before income taxes	88,788	156,087	290,105	(307,744)	227,236
Income tax expense	35,371	-	1,191	-	36,562
Net earnings from continuing operations	53,417	156,087	288,914	(307,744)	190,674
Net loss from discontinued operations	(272)	-	(26)	-	(298)
Net earnings	53,145	156,087	288,888	(307,744)	190,376
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	137,244	-	137,244
Net loss from discontinued operations	-	-	(13)	-	(13)
Total net earnings attributable to noncontrolling interests	-	-	137,231	-	137,231
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$53,145	$156,087	$151,657	$(307,744)	$53,145
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$53,417	$156,087	$151,670	$(307,744)	$53,430
Discontinued operations, net of income tax	(272)	-	(13)	-	(285)
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$53,145	$156,087	$151,657	$(307,744)	$53,145

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended September 30, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$5,171	$-	$223,459	$(3,714)	$224,916
Operating expenses:
Salaries and benefits	14,140	-	58,247	(86)	72,301
Supply cost	-	-	31,400	-	31,400
Other operating expenses	4,335	-	46,261	(3,628)	46,968
Depreciation and amortization	734	-	6,856	-	7,590
Total operating expenses	19,209	-	142,764	(3,714)	158,259
Gain on deconsolidation	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	42,339	42,339	-	(84,286)	392
Operating income	28,301	42,339	80,695	(84,286)	67,049
Interest expense	3,089	-	447	-	3,536
Earnings from continuing operations before income taxes	25,212	42,339	80,248	(84,286)	63,513
Income tax expense	9,687	-	445	-	10,132
Net earnings from continuing operations	15,525	42,339	79,803	(84,286)	53,381
Net (loss) earnings from discontinued operations	(88)	-	472	-	384
Net earnings and comprehensive income	15,437	42,339	80,275	(84,286)	53,765
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	38,093	-	38,093
Net earnings from discontinued operations	-	-	235	-	235
Total net earnings attributable to noncontrolling interests	-	-	38,328	-	38,328
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$15,437	$42,339	$41,947	$(84,286)	$15,437
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$15,525	$42,339	$41,710	$(84,286)	$15,288
Discontinued operations, net of income tax	(88)	-	237	-	149
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$15,437	$42,339	$41,947	$(84,286)	$15,437

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Nine Months Ended September 30, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$14,816	$-	$679,827	$(11,000)	$683,643
Operating expenses:
Salaries and benefits	40,739	-	174,378	(259)	214,858
Supply cost	-	-	96,397	-	96,397
Other operating expenses	14,194	-	138,848	(10,741)	142,301
Depreciation and amortization	2,079	-	20,266	-	22,345
Total operating expenses	57,012	-	429,889	(11,000)	475,901
Gain on deconsolidation	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	130,918	130,918	-	(260,733)	1,103
Operating income	88,722	130,918	249,938	(260,733)	208,845
Interest expense	10,371	-	1,590	-	11,961
Earnings from continuing operations before income taxes	78,351	130,918	248,348	(260,733)	196,884
Income tax expense	30,820	-	1,290	-	32,110
Net earnings from continuing operations	47,531	130,918	247,058	(260,733)	164,774
Net (loss) earnings from discontinued operations	(1,782)	-	1,257	-	(525)
Net earnings	45,749	130,918	248,315	(260,733)	164,249
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	117,867	-	117,867
Net earnings from discontinued operations	-	-	633	-	633
Total net earnings attributable to noncontrolling interests	-	-	118,500	-	118,500
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$45,749	$130,918	$129,815	$(260,733)	$45,749
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$47,531	$130,918	$129,191	$(260,733)	$46,907
Discontinued operations, net of income tax	(1,782)	-	624	-	(1,158)
Net earnings and comprehensive income attributable
to AmSurg Corp. common shareholders	$45,749	$130,918	$129,815	$(260,733)	$45,749

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2013 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$29,083	$153,382	$314,172	$(247,704)	$248,933
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(59,899)	-	444	(59,455)
Acquisition of property and equipment	(3,264)	-	(17,447)	-	(20,711)
Proceeds from sale of interests in surgery centers	-	151	-	-	151
Other	107	-	-	-	107
Net cash flows used in investing activities	(3,157)	(59,748)	(17,447)	444	(79,908)
Cash flows from financing activities:
Proceeds from long-term borrowings	122,200	-	7,235	-	129,435
Repayment on long-term borrowings	(141,403)	-	(10,273)	-	(151,676)
Distributions to owners, including noncontrolling interests	-	(94,322)	(290,463)	247,704	(137,081)
Changes in intercompany balances with affiliates, net	1,899	-	(1,899)	-	-
Other financing activities, net	(11,620)	688	778	(444)	(10,598)
Net cash flows provided by (used in) financing activities	(28,924)	(93,634)	(294,622)	247,260	(169,920)
Net (decrease) increase in cash and cash equivalents	(2,998)	-	2,103	-	(895)
Cash and cash equivalents, beginning of period	7,259	-	39,139	-	46,398
Cash and cash equivalents, end of period	$4,261	$-	$41,242	$-	$45,503

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2012 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$57,102	$155,233	$299,416	$(295,639)	$216,112
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(16,165)	-	68	(16,097)
Acquisition of property and equipment	(2,233)	-	(18,567)	-	(20,800)
Other	-	-	-	-	-
Net cash flows used in investing activities	(2,233)	(16,165)	(18,567)	68	(36,897)
Cash flows from financing activities:
Proceeds from long-term borrowings	47,700	-	2,511	-	50,211
Repayment on long-term borrowings	(102,700)	-	(8,439)	-	(111,139)
Distributions to owners, including noncontrolling interests	-	(140,406)	(278,299)	295,639	(123,066)
Changes in intercompany balances with affiliates, net	(1,435)	-	1,435	-	-
Other financing activities, net	(2,097)	1,338	570	(68)	(257)
Net cash flows provided by (used in) financing activities	(58,532)	(139,068)	(282,222)	295,571	(184,251)
Net decrease in cash and cash equivalents	(3,663)	-	(1,373)	-	(5,036)
Cash and cash equivalents, beginning of period	8,530	-	32,188	-	40,718
Cash and cash equivalents, end of period	$4,867	$-	$30,815	$-	$35,682

(14)  Subsequent Events

The Company assessed events occurring subsequent to September 30, 2013 for potential recognition and disclosure in the unaudited consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers, or centers or ASCs, in partnership with physicians.  As of September 30, 2013, we had 243 operating ASCs, of which we owned a majority interest (primarily 51%) in 237 ASCs and owned a minority interest in six ASCs (three of which are consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and nine months ended September 30, 2013 and 2012.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Procedures	409,080	372,038	1,221,750	1,133,377
Continuing centers in operation, end of period (consolidated)	240	224	240	224
Continuing centers in operation, end of period (unconsolidated)	3	2	3	2
Average number of continuing centers in operation, during period	239	224	238	222
New centers added during period	2	1	4	3
Centers discontinued during period	1	-	1	2
Centers under letter of intent, end of period	5	15	5	15

Of the continuing centers in operation at September 30, 2013, 151 centers performed gastrointestinal endoscopy procedures, 49 centers performed procedures in multiple specialties, 36 centers performed ophthalmology procedures and seven centers performed orthopedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  Our growth strategy for 2013 includes the acquisition and development of additional surgery centers, which on an annual basis we expect would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions will occur in the latter part of 2013, their contribution to our 2013 operating income would not be significant.  We expect a 0% to 1% increase in our same-center revenue for 2013, which reflects positive rate adjustments from the Centers for Medicare and Medicaid Services, or CMS, in 2013, but is offset by a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California.  Our same-center revenue guidance also reflects the expected impact of sequestration.  During the nine months ended September 30, 2013, our same-center revenue was flat primarily due to the impact of sequestration and the effect of the reduced reimbursement rates related to the State of California’s workers’ compensation program during the nine months ended September 30, 2013 compared to the same 2012 period.

While we own less than 100% of each of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each limited partnership or limited liability company is generally held directly or indirectly by physicians who perform procedures at the center.  Our share of the profits and losses of three non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.

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

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 25% and 28% of our revenues in the nine months ended September 30, 2013 and 2012, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.  Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or CPI.  Effective for fiscal year 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains.  In 2012, reimbursement rates increased by 1.6%, which positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per share by $0.05.  The reimbursement rates for 2013 reflect a 0.6% net increase, which we estimate will positively impact our 2013 revenue by approximately $2.5 million and our 2013 net earnings per share by $0.02.  There can be no assurance that CMS will not revise the ASC payment system, or that any annual CPI increases will be material.  We estimate that preliminary reimbursement rates for 2014 recently announced by CMS, which are subject to final approval in November 2013, would positively impact our 2014 revenue by approximately $6.0 million.

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

In September 2012, the State of California enacted legislation that reduced the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the reduced rates will negatively impact our 2013 net earnings per share by approximately $0.06.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, many of the provisions of the Health Reform Law will not become effective until 2014 or later, and the provisions may be amended, repealed or delayed or their impact could be offset by reductions in reimbursement under the Medicare program.  It is unclear what the resulting impact of the Health Reform Law will be on the number of uninsured individuals.  Further, employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015.  The federal online insurance marketplace has experienced significant technical issues that have negatively impacted the ability of individuals to purchase health insurance.  These technical issues, especially if not corrected in a timely manner, could lead to the delay of the individual mandate tax penalties past the current March 31, 2014 deadline, delays in uninsured individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

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

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers.  We increase our number of surgery centers through both acquisitions and developments of additional ASCs.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Revenues of our 2013 same-center group, comprised of 221 centers and constituting approximately 91% of our total number of centers, increased by 2% during the three months ended September 30, 2013 and was flat during the nine months ended September 30, 2013. We expect to have a 0% to 1% increase in our same-center revenue for 2013, which reflects positive rate adjustments from CMS in 2013, but is offset by 1% due to a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California.  In addition, the impact of sequestration effective April 1, 2013 is reflected in our 2013 same-center guidance.

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

Accordingly, the effective tax rate on pre-tax earnings as presented has been reduced to approximately 16.1%.  However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 40%.  We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

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

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	31.7	32.1	31.1	31.4
Supply cost	14.3	14.0	14.5	14.1
Other operating expenses	21.0	20.9	20.6	20.8
Depreciation and amortization	3.1	3.4	3.1	3.3

Total operating expenses	70.1	70.4	69.3	69.6

Gain on deconsolidation	-	-	0.3	-
Equity in earnings of unconsolidated affiliates	0.4	0.2	0.3	0.2

Operating income	30.3	29.8	31.3	30.6

Interest expense	2.7	1.6	2.8	1.8

Earnings from continuing operations before income taxes	27.6	28.2	28.5	28.8

Income tax expense	4.3	4.5	4.6	4.7

Net earnings from continuing operations, net of income tax	23.3	23.7	23.9	24.1

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax expense	-	0.2	-	0.1
Loss on disposal of discontinued interests in surgery centers,
net of income tax expense	(0.1)	-	-	(0.2)

Net (loss) earnings from discontinued operations	(0.1)	0.2	-	(0.1)

Net earnings	23.2	23.9	23.9	24.0

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	16.9	16.9	17.2	17.2
Net earnings from discontinued operations	-	0.1	-	0.1

Total net earnings attributable to noncontrolling interests	16.9	17.0	17.2	17.3

Net earnings attributable to AmSurg Corp. common shareholders	6.3%	6.9%	6.7%	6.7%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.4%	6.8%	6.7%	6.9%
Discontinued operations, net of income tax	(0.1)	0.1	-	(0.2)

Net earnings attributable to AmSurg Corp. common shareholders	6.3%	6.9%	6.7%	6.7%

The number of procedures performed in our ASCs increased by 37,042, or 10%, to 409,080, and 88,373, or 8%, to 1,221,750 in the three and nine months ended September 30, 2013, respectively, from 372,038 and 1,133,377 in the comparable 2012 periods.  Revenues increased $43.3 million, or 19%, to $268.2 million and $113.5 million, or 17%, to $797.2 million in the three and nine months ended September 30, 2013, respectively, from $224.9 million and $683.6 million in the comparable 2012 periods.  Our procedure and revenue growth is primarily attributable to the following:

•          centers acquired or opened in 2012, which contributed $34.0 million and $108.8 million of additional revenues in the three and nine months ended September 30, 2013, respectively, due to having a full period of operations in 2013;

•          $4.9 million of revenue growth in the three months ended September 30, 2013, recognized by our 2013 same-center group, reflecting a 2%  increase, primarily as a result of procedure growth; and

•          centers acquired in 2013, which generated $4.7 million and $6.0 million in revenues during the three and nine months ended September 30, 2013, respectively.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2012, the majority of which are multi-specialty centers which have a higher average net revenue per procedure than the mix of centers we operated during the three and nine months ended September 30, 2012.

Salaries and benefits increased by 18% and 16% to $84.9 million and $248.1 million in the three and nine months ended September 30, 2013, respectively, from $72.3 million and $214.9 million in the comparable 2012 periods.  Salaries and benefits as a percentage of revenues decreased by 40 basis points and 30 basis points in the three and nine months ended September 30, 2013, respectively, compared to September 30, 2012, primarily due to the centers acquired in the latter half of 2012, which operate with lower staffing costs as a percentage of revenue than the centers owned in 2012.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 18% and 16% increase in salaries and benefits at our surgery centers in the three and nine months ended September 30, 2013, respectively.  Furthermore, we experienced a 14% and 13% increase in salaries and benefits at our corporate offices during the three and nine months ended September 30, 2013, over the comparable 2012 periods, due to additional equity compensation expense, additional staff employed to manage the additional centers added and the impact of annual salary adjustments.

Supply cost was $38.4 million and $115.4 million in the three and nine months ended September 30, 2013, respectively, an increase of $7.0 million and $19.0 million, or 22% and 20%, respectively, over supply cost in the comparable 2012 periods.  The increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure of 11% in the nine months ended September 30, 2013.  The increase in our average supply cost per procedure is a result of the acquisition of nine multi-specialty centers in the latter part of 2012, which generally have higher supply cost per procedure than single specialty centers.

Other operating expenses increased $9.4 million, or 20%, and $21.6 million, or 15%, to $56.4 million and $163.9 million in the three and nine months ended September 30, 2013, respectively, from $47.0 million and $142.3 million in the comparable 2012 periods.  The additional expense in the 2013 period resulted primarily from:

•          centers acquired or opened during 2012, which resulted in an increase of $6.1 million and $18.5 million in other operating expenses in the three and nine months ended September 30, 2013, respectively;

•          an increase of $1.8 million and $2.5 million in other operating expenses at our 2013 same-center group in the three and nine months ended September 30, 2013, respectively; and

•          centers acquired in 2013, which resulted in an increase of $1.1 million and $1.4 million in other operating expenses in the three and nine months ended September 30, 2013.

Depreciation and amortization expense increased $800,000, or 11%, and $2.3 million, or 10%, in the three and nine months ended September 30, 2013, respectively, primarily as a result of centers acquired during 2012 and 2013.

We anticipate further increases in operating expenses in 2013, primarily due to additional acquired centers.

During the nine months ended September 30, 2013, we contributed a controlling interest in one center in exchange for a noncontrolling interest in an entity that, after the completion of the transaction, controls the contributed center and one additional center.  As a result of the transaction, we recognized a gain on deconsolidation of approximately $2.2 million.  Such gain was determined based on the difference between the fair value of our noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction.  Subsequent to the completion of this transaction the center contributed by the Company was merged into the acquired center.

Interest expense increased $3.8 million, or 106%, in the three months ended September 30, 2013, and $10.4 million, or 87%, in the nine months ended September 30, 2013, to $7.3 million and $22.4 million in the three and nine months ended September 30, 2013, respectively, from $3.5 million and $12.0 million in the comparable periods in 2012, primarily due to to the issuance in November 2012 of $250.0 million aggregate principal amount of 5.625% senior unsecured notes and a 2% interest rate increase effective November 2012 for our senior secured notes.  The impact of higher interest rates on our senior unsecured notes and senior secured notes was mitigated in part by an amendment to our revolving credit agreement, which lowered the interest rate under our credit agreement by approximately 25 basis points effective June 2012.  We further amended our revolving credit agreement in June 2013 to extend the maturity date an additional year and to reduce the interest rate.  Although the amendment had little impact on our interest expense for the nine months ended September 30, 2013, we expect prospectively that the interest rate under our credit agreement will be reduced by approximately 25 to 50 basis points, depending on our leverage ratio.  See “— Liquidity and Capital Resources.”

We recognized income tax expense of $11.4 million and $36.6 million in the three and nine months ended September 30, 2013, respectively, compared to $10.1 million and $32.1 million in the comparable 2012 periods.  Our effective tax rate in 2013 was 16.1% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, more than 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During the nine months ended September 30, 2013, we classified one surgery center in discontinued operations, which was sold during the period.  During the nine months ended September 30, 2012, we classified two surgery centers in discontinued operations, of which one center was sold and one was closed during the period.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after-tax loss on the disposition of discontinued interests in surgery centers of $278,000 during the three and nine months ended September

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

30, 2013, respectively, and $1.6 million during the nine months ended September 30, 2012. The net loss derived from the operations of the discontinued surgery centers was $20,000 during the nine months ended September 30, 2013 and the net earnings derived from the operations of the discontinued surgery centers was $384,000 and $1.0 million during the three and nine months ended September 30, 2012.

Noncontrolling interests in net earnings for the three and nine months ended September 30, 2013 increased $7.2 million, or 19%, and $18.7 million, or 16%, from the comparable 2012 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased from the comparable 2012 periods to 16.9% from 17.0%, and 17.2% from 17.3% in the three and nine months ended September 30, 2013, respectively, as a result of the Company’s higher ownership percentage in centers acquired in the prior year. The net loss from discontinued operations attributable to noncontrolling interests was $13,000 during the nine months ended September 30, 2013 and the net earnings from discontinued operations attributable to noncontrolling interests was $235,000 and $633,000 during the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2013 and 2012 were $45.5 million and $35.7 million, respectively.  At September 30, 2013, we had working capital of $112.9 million, compared to $107.8 million at December 31, 2012.  Operating activities for the nine months ended September 30, 2013 generated $248.9 million in cash flow from operations, compared to $216.1 million in the nine months ended September 30, 2012.  The increase in operating cash flow resulted primarily from higher net earnings in the 2013 period over the comparable 2012 period and a reduction in taxes paid in 2013 over 2012 due to additional goodwill amortization as a result of centers acquired in the latter half of 2012.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, in the nine months ended September 30, 2013 and 2012 were $137.1 million and $123.1 million, respectively.  Distributions to noncontrolling interests increased $14.0 million, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our surgery centers bills for services as delivered, usually within a few days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At September 30, 2013 and 2012, our net accounts receivable represented 35 days of revenue outstanding, respectively.

During the nine months ended September 30, 2013, we had total acquisition and capital expenditures of $80.2 million, which included:

•          $59.5 million for the acquisition of interests in ASCs and related transactions; and

•          $20.8 million for new or replacement property at existing centers including $120,000 in new capital leases.

At September 30, 2013, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $4.1 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.  During the nine months ended September 30, 2013, we received $273,000 in capital contributions by our physician partners.

At December 31, 2012, we had a contingent purchase price obligation of $2.7 million related to our acquisition of 17 centers from National Surgical Care, Inc. (“NSC”) on September 1, 2011.  During the nine months ended September 30, 2013, we paid $2.7 million to NSC as final settlement of such obligation.

On June 29, 2012, we amended our revolving credit agreement which we utilize to, among other things, finance our acquisition and development projects and stock repurchase programs.  As a result of the amendment, the availability under the credit agreement was increased $25.0 million to $475.0 million, the maturity date was extended and our interest rate spreads on our LIBOR option was reduced.  On November 7, 2012 we further amended our revolving credit agreement and amended the note purchase agreement relating to our senior secured notes to allow for our issuance of the senior unsecured notes (discussed below) and revise certain existing covenants. In connection with the amendment of the note purchase agreement relating to our senior secured notes, the interest rate on our senior secured notes increased to 8.04% from 6.04%.  On June 14, 2013, we further amended our revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year from June 2017 to June 2018; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.25% to 2.0% from LIBOR plus 1.50% to 2.25%.  At September 30, 2013, we had $209.0 million available under our revolving credit agreement.

On November 20, 2012, we completed a private offering of $250.0 million aggregate principle amount of 5.625% senior unsecured notes due 2020, the Senior Unsecured Notes.  The net proceeds from the issuance of the Senior Unsecured Notes were used to pay down a portion of the outstanding obligations on our credit facility.  The Senior Unsecured Notes are pari passu in right of payment with our existing and future senior debt and senior to our existing and future subordinated debt.  Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020.  At September 30, 2013, we had approximately $4.7 million in accrued interest associated with the Senior Unsecured Notes reflected in other accrued liabilities.  The Senior Unsecured Notes contain certain covenants which,

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.  In May, 2013, the Company completed an exchange of the outstanding Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2013, we had net repayments on long-term debt of $22.2 million.  At September 30, 2013, we had $266.0 million outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our senior unsecured notes and $72.3 million outstanding pursuant to our senior secured notes.  Our senior secured notes began to amortize in quarterly installments beginning in August 2013.  We were in compliance with all covenants contained in our revolving credit agreement, the note purchase agreement governing our senior secured notes and the indenture governing our senior unsecured notes.

During the nine months ended September 30, 2013, we received approximately $23.3 million from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options was approximately $1.9 million.

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40.0 million of our shares of common stock.  We completed this repurchase program in August 2013.  On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock to be purchased through February 9, 2015.  As of September 30, 2013, there was approximately $37.6 million available under the stock repurchase program.  We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.  During the nine months ended September 30, 2013, we repurchased 920,851 shares for $32.2 million in order to mitigate the dilutive effect of shares issued pursuant to stock option exercises during the recent quarters.  In addition, we repurchased 102,252 shares with a value of approximately $3.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2013, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.6 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2013.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.        Legal Proceedings

                    Not applicable.

Item 1A.     Risk Factors

                    Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) That May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased	(or Unit)	Plans or Programs	the Plans or Programs

July 1, 2013 through
July 31, 2013	-	$-	-	$6,381,279 (1)
August 1, 2013 through
August 31, 2013	233,656	39.86	221,192	37,561,133 (2)
September 1, 2013 through
September 30, 2013	-	-	-	37,561,133 (2)

Total	233,656	$39.86	221,192	$37,561,133

(1)

On April 24, 2012, we announced that our Board of Directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period through November 1, 2013.  This program was completed in August 2013.

(2)

On August 9, 2013, we announced that our Board of Directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period through February 9, 2015.

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

Item 6.        Exhibits

Exhibits

31.1        Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)

31.2        Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1     Section 1350 Certification

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Earnings and Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and (v) the notes to the Unaudited Consolidated Financial Statements for the three and nine month periods ended September 30, 2013 and 2012.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: November 1, 2013

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)