Form 10-K
period 2013-12-31
AMSURG CORP
filed 2014-02-26
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Yes [  ]                     No [X]

As of February 26, 2014, 32,487,151 shares of the Registrant’s common stock were outstanding.  The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2013 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2013) was approximately $1,088,000,000.  This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Part I

Item 1.  Business

Company Overview

We are the largest owner and operator of short stay ambulatory surgery centers or “ASC”s in the United States with 242 ASCs in 34 states and the District of Columbia, in partnership with over 2,000 physicians. Our company was formed in 1992 for the purpose of acquiring, developing and operating ASCs in partnership with physicians. Our common stock is traded on the Nasdaq Global Select Market under the symbol “AMSG.” Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. We generally own a majority interest (primarily 51%) in the facilities we operate. Our surgical facilities primarily provide non-elective, high volume, lower-risk surgical procedures across multiple specialties, including among others gastroenterology, ophthalmology, and orthopaedics. For the year ended December 31, 2013, approximately 1.6 million surgical procedures were performed in our ASCs generating approximately $1.079 billion in total revenues. Our ASCs are designed with a cost structure that creates significant savings to patients and payors when compared to surgical services performed in hospital outpatient departments or “HOPD.”

We acquire, develop and operate ASCs through the formation of strategic partnerships with physicians to better serve the communities in our markets. Since physicians are critical to the delivery of healthcare, we have developed our operating model to encourage physicians to affiliate with us. We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician efficiency. We believe that our focus on physician satisfaction combined with providing safe, high-quality healthcare in a friendly and convenient environment for patients will continue to make our ASCs an attractive alternative to HOPDs for physicians, patients and payors.

We focus on providing high-quality surgical facilities that meet the needs of patients, physicians and payors. We believe our facilities (1) enhance the quality of care for our patients, (2) provide significant administrative, clinical and efficiency benefits to physicians, and (3) offer a low cost alternative for patients and payors.

Available Information

We file reports with the Securities and Exchange Commission, or “SEC”, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information filed electronically. Our website address is:  http://www.amsurg.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this annual report on Form 10-K.

Industry Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospital settings to more cost-effective alternate sites, including ASCs. ASCs have been widely viewed as a successful way to increase efficiency by improving the quality of, and access to, healthcare and increasing patient satisfaction, while simultaneously reducing costs. According to data issued by the Centers for Medicare and Medicaid Services or “CMS” during 2013, there are approximately 5,400 Medicare-certified ASCs. We believe that of those ASCs, approximately  65% performed procedures in a single specialty and approximately  35% performed procedures in more than one specialty, or “multispecialty.” Among the single specialty centers, we believe over 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat, or “ENT”, and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. We believe approximately 50% of our preferred single specialty ASCs and 30% of multi-specialty ASCs are independently owned.

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

Item 1.   Business – (continued)

New Technology.  New technology and advances in anesthesia, which have been increasingly accepted by physicians and payors, have significantly expanded the types of surgical procedures that can be performed in ASCs. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with surgical procedures. Improved anesthesia has also shortened recovery time by reducing postoperative side effects thereby avoiding overnight hospitalization.

Our Competitive Strengths

We believe we are distinguished by the following competitive strengths:

Market Leading ASC Provider with Broad Geographic Presence.  We are currently the largest outpatient surgical facility operator in the United States based upon the total number of facilities. We operate 242  surgery centers in 34 states and the District of Columbia. We believe our geographic diversification provides us with a strong competitive position within the highly fragmented ASC industry, and our national scale and position as a large, public company ASC operator makes us an attractive partner for physicians.

Attractive Demographic Trends.  We are the market leader in the specialties of gastroenterology and ophthalmology. More gastroenterology and ophthalmology procedures are performed in our surgery centers than any other ASC operator. These specialties in particular have a higher concentration of older patients (50 years and older) than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the United States population will continue to act as a source of growth for gastroenterology and ophthalmology procedures at our ASCs. Additionally, we believe the growing overweight and obese population in the United States will drive procedure growth in gastroenterology, ophthalmology, and orthopaedic cases. We believe our market strategy is well aligned to respond to these demographic trends.

Diversified Procedure and Payor Mix.  At our 242  ASCs, our physician partners perform a number of different types of surgical procedures. For the year ended December 31, 2013, 50% of our revenues were generated at our gastroenterology centers, 38% of our revenues were generated at our multi-specialty centers, which includes our orthopaedic centers, and 12% of our revenues were generated at our ophthalmology centers. For the year ended December 31, 2013, we derived approximately 75% of our revenues from commercial and private payors. Over the same period, we derived approximately 25% of our revenues from governmental healthcare programs, primarily Medicare. Medicaid represents less than 2% of our revenues. Each of our ASCs contracts individually with the payors in its market area. This contracting diversification reduces our risk with respect to the termination of payor contracts. Because of our payor mix and the non-emergent nature of procedures performed in our ASCs, our bad debt expense has averaged less than 2.5% of our revenues over the last three years.

While we cannot predict how changes in reimbursement trends will impact our business, we believe we are well positioned with respect to possible changes in Medicare reimbursement for several reasons:

•       Low Cost Provider: The delivery of healthcare will continue to be directed to low cost venues, including ASCs, therefore we believe governmental healthcare programs will favor ASCs compared to hospitals because of the lower reimbursement rates for the procedures performed in our surgery centers.

•       Reimbursement of Procedures Performed in ASCs Comprise a Small Percentage of the Overall Medicare Budget: Reimbursement for procedures performed in ASCs make up less than 1% of the overall Medicare budget, and any future Medicare ASC rate cuts would not likely generate meaningful savings for governmental healthcare programs.

Proven Ability to Identify and Rapidly Integrate Acquisitions.  We pursue acquisitions of ASCs through transactions involving single ASCs as well as acquisitions of companies that own and manage ASCs. Over the last five years, we have successfully acquired an ownership interest in 68 ASCs for a combined acquisition price of $739.7 million. A majority of these ASCs were acquired in individual transactions, however we also pursue the acquisition of companies that own and operate multiple ASCs.

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

•          increase same-center revenues and profitability at our existing surgery centers;

•          expand our national network of ASCs by selectively acquiring both single-specialty ASCs and multi-specialty ASCs, and developing new ASCs in partnership with physicians; and

•          pursue the acquisition of companies that own and operate multiple ASCs.

Attract and Retain Physicians that are Leaders in Their Specialty and Market.  Physicians are critical to the delivery of healthcare and are a valuable component of our operating model. We currently operate 242  ASCs with over 2,000 physician partners. We typically structure partnerships with physicians in a 51% / 49% ownership relationship, which we believe is mutually beneficial to us and our physician partners. Under our partnership structure, physicians gain a partner in AmSurg who provides management services, including clinical and regulatory support, financial reporting, performance measurement, group purchasing, contracting, and marketing services. According to Syndics Research Corporation, our net promoter score, as defined by their most recent annual survey to measure overall physician satisfaction, was 85% and exceeded industry benchmarks for physician satisfaction. We believe our focus on physician satisfaction, combined with providing safe, high quality healthcare in a patient friendly and convenient environment, helps us attract and retain physician partners.

Increase Same-Center Revenue Growth.  We grow revenues in our existing facilities primarily through increasing procedure volume by (1) increasing the number of physicians performing procedures at our centers, (2) marketing our centers to referring physicians, payors and patients, and (3) achieving efficiencies in center operations. For the year ended December 31, 2013, we achieved same-center revenue growth of 1%, which includes the effect of a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California and sequestration.

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

Achieving Efficiencies in Center Operations: We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our ASCs. The implementation of these best practices allows the ASCs to improve operating efficiencies through:

•          physician scheduling enhancements;

•          improved patient flow; and

•          improved operating room turnover.

We also enhance the profitability of our ASCs through benefits we receive through economies of scale such as group purchasing, staffing and clinical efficiencies, and cost containment initiatives. We also track facility performance relative to certain benchmarks in order to maximize center-level revenues and profitability. The information we gather and collect from our ASCs and operations team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques and cost containment measures.

Expand Our National Network of ASCs.  While we have been an active acquirer of ASCs historically, the market remains fragmented, providing many opportunities for additional acquisitions. We target ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures, as well as multi-specialty ASCs that are equipped and staffed to perform surgical procedures in more than one specialty. Currently, approximately 62% of our revenues are from single-specialty centers that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the U.S. population will be a source of procedure growth for gastroenterology and ophthalmology ASCs. We will also opportunistically pursue the acquisition of companies that own and operate multiple ASCs.

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

Item 1.   Business – (continued)

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

Surgery Center Operations

The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet.  The size of our typical multi-specialty ASC is approximately 8,000 to 12,000 square feet.  Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners.  Our surgery centers perform an average of approximately 6,800 procedures per year, though there is a wide range among centers from a low of approximately 1,000 procedures per year to a high of 32,000 procedures per year.  The cost of developing a typical surgery center is approximately $3.5 million.  Constructing, equipping and licensing a surgery center generally takes 12 to 15 months.  As of December 31, 2013, 151 of our centers performed gastrointestinal endoscopy procedures, 48 centers were multi-specialty centers, 36 centers performed ophthalmology surgery procedures and seven centers performed orthopaedic procedures.  The procedures performed at our centers generally do not require an extended recovery period.  Our centers are staffed with approximately 10 to 15 clinical professionals and administrative personnel, including nurses and surgical technicians, some of whom may be leased on a full or part-time basis from entities affiliated with our physician partners.

The types of procedures performed at each center depend on the specialty of the practicing physicians. The procedures most commonly performed at our surgery centers are:

•          gastroenterology - colonoscopy and other endoscopy procedures;

•          ophthalmology - cataracts and retinal laser surgery; and

•          orthopaedic - knee and shoulder arthroscopy and carpal tunnel repair.

Item 1.   Business – (continued)

We market our surgery centers directly to patients, referring physicians and third‑party payors, including health maintenance organizations, or “HMO”s, preferred provider organizations, or “PPO”s, other managed care organizations, and employers.  Marketing activities conducted by our management and center administrators emphasize the high quality of care, cost advantages and convenience of our surgery centers and are focused on making each center an approved provider under local managed care plans.

Accreditation

Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care, or “AAAHC”, or The Joint Commission.  We generally seek accreditation for all of our ASCs.  Currently, 238 of our 242 surgery centers are accredited by AAAHC or The Joint Commission, and three of our surgery centers are scheduled for initial accreditation surveys during 2014.  All of the accredited centers received three-year certifications.

Item 1.   Business – (continued)

Surgery Center Locations

The following table sets forth certain information relating to our surgery centers as of December 31, 2013:

	Acquired (A)
	Developed (D)		Acquisition/	Operating or
Location	Unconsolidated (U)	Specialty	Opening Date	Procedure Rooms

Alabama
Montgomery	D	Ophthalmology	May 1997	2
Arizona
Glendale	A	Gastroenterology	October 2007	3
Lakeside	A	Multispecialty	October 2012	4
Mesa	A	Gastroenterology	April 2011	4
Peoria	A	Multispecialty	October 2002	2
Phoenix	A	Ophthalmology	February 1998	2
Phoenix	A	Gastroenterology	December 2008	3
Phoenix	A	Orthopaedic	December 2008	8
Phoenix	A	Orthopaedic	December 2009	4
Phoenix	A	Gastroenterology	November 2010	3
Phoenix	A	Gastroenterology	February 2011	3
Sun City	A	Ophthalmology	May 1998	5
Sun City	A	Gastroenterology	September 2004	3
Sun City	D	Multispecialty	November 2005	3
Yuma	A	Gastroenterology	October 2005	3
Arkansas
El Dorado	D	Multispecialty	December 2007	2
Fayetteville	A	Gastroenterology	May 1997	3
Rogers	A	Ophthalmology	December 2002	2
California
Arcadia	A	Gastroenterology	March 2006	2
Burbank	A	Ophthalmology	December 1999	1
Colton	A	Multispecialty	December 2012	4
Davis	A	Multispecialty	September 2011	2
Escondido	D	Gastroenterology	December 2004	2
Fresno	A	Multispecialty	December 2011	7
Fresno	A	Multispecialty	November 2012	2
Fresno	A	Gastroenterology	December 2013	5
Fullerton	A	Multispecialty	September 2011	6
Glendale	A	Ophthalmology	January 2000	1
Glendora	A	Gastroenterology	August 2007	4
Greenbrae	A	Gastroenterology	August 2008	3
Inglewood	D	Gastroenterology	May 2001	3
La Jolla	A	Gastroenterology	December 1999	2
Long Beach	A	Multispecialty	September 2011	4
Oakland	A	Gastroenterology	October 2006	3
Pomona	A	Multispecialty	September 2008	5
Poway	A	Multispecialty	November 2007	2
Redding	A	Gastroenterology	December 2008	2
San Diego	A	Orthopaedic	November 2007	5
San Luis Obispo	A	Gastroenterology	December 2004	2
Temecula	D	Gastroenterology	November 2004	2
Templeton	A	Gastroenterology	December 2004	2
Torrance	A	Gastroenterology	February 1994	2
Torrance	A	Multispecialty	February 2006	4
Torrance	A	Multispecialty	September 2011	3

Item 1.   Business – (continued)

	Acquired (A)
	Developed (D)		Acquisition/	Operating or
Location	Unconsolidated (U)	Specialty	Opening Date	Procedure Rooms
Colorado
Canon City	A	Multispecialty	June 2009	3
Denver	A	Gastroenterology	April 1998	3
Pueblo	A	Ophthalmology	September 2003	2
Connecticut
Bloomfield	A	Ophthalmology	July 2001	1
Milford	A	Ophthalmology	December 2012	2
Norwich	A	Gastroenterology	December 2012	3
Stamford	A	Gastroenterology	April 2013	4
Wilton	A	Multispecialty	September 2011	4
Delaware
Dover	A	Multispecialty	February 2001	3
Lewes	A	Gastroenterology	December 2002	2
Newark	A	Gastroenterology	October 2001	5
Newark	A	Gastroenterology	July 2012	3
Florida
Altamonte Springs	A	Gastroenterology	September 2007	3
Boca Raton	A	Ophthalmology	December 1998	2
Boynton Beach	A	Multispecialty	May 2010	3
Coral Springs	A	Multispecialty	September 2011	8
Crystal River	A	Gastroenterology	January 1997	2
Ft. Lauderdale	A	Ophthalmology	March 2001	3
Ft. Myers	D	Gastroenterology	October 2000	2
Gainesville	A	Orthopaedic	February 2004	5
Hialeah	D	Gastroenterology	December 1997	3
Inverness	A	Gastroenterology	December 2000	2
Kissimmee	A	Gastroenterology	July 2007	2
Lakeland	D	Gastroenterology	May 2005	4
Melbourne	D	Gastroenterology	August 1997	2
Miami	D	Gastroenterology	June 2011	4
Mount Dora	A	Ophthalmology	September 1999	2
Ocala	A	Gastroenterology	August 1996	3
Ocoee	A	Gastroenterology	June 2005	1
Orlando	A	Gastroenterology	June 2005	4
Orlando	A	Gastroenterology	May 2008	4
Panama City	A	Gastroenterology	July 1996	4
Pinellas Park	A	Multispecialty	September 2011	3
Port Orange	A	Multispecialty	October 2010	6
Port St. Lucie	A	Ophthalmology	August 2010	2
Rockledge	D	Gastroenterology	May 2005	3
Sarasota	D	Gastroenterology	December 2000	2
Sebring	D	Ophthalmology	November 2004	2
Tampa	D	Gastroenterology	January 2005	8
Trinity	A,U	Multispecialty	March 2013	4
West Palm Beach	A	Gastroenterology	March 2004	2
West Palm Beach	A	Multispecialty	September 2011	8
Weston	A	Multispecialty	September 2011	9
Winter Haven	A	Ophthalmology	December 2002	2

Item 1.   Business – (continued)

	Acquired (A)
	Developed (D)		Acquisition/	Operating or
Location	Unconsolidated (U)	Specialty	Opening Date	Procedure Rooms
Idaho
Meridian	A	Ophthalmology	July 2011	2
Twin Falls	A	Multispecialty	September 2011	5
Illinois
Glenview	A	Gastroenterology	November 2012	3
Lake Bluff	A	Gastroenterology	November 2004	2
Oak Lawn	A	Gastroenterology	June 2013	2
Indiana
Evansville	D	Ophthalmology	February 1998	2
Indianapolis	A	Gastroenterology	June 1999	4
South Bend	A	Gastroenterology	January 2007	4
Kansas
Hutchinson	A	Multispecialty	June 2000	4
Overland Park	A	Gastroenterology	October 2004	3
Shawnee	D	Gastroenterology	April 1998	3
Topeka	A	Gastroenterology	November 1992	3
Wichita	A	Orthopaedic	November 1996	5
Kentucky
Crestview Hills	D	Gastroenterology	September 2000	3
Louisville	D	Gastroenterology	September 2000	3
Louisville	D	Ophthalmology	September 2000	2
Paducah	A	Ophthalmology	May 2002	2
Louisiana
Alexandria	A	Ophthalmology	December 2001	2
Baton Rouge	A	Gastroenterology	December 2007	10
Harvey	A	Multispecialty	December 2012	4
Marrero	A	Gastroenterology	January 2007	3
Metairie	A	Ophthalmology	July 2000	2
Metairie	A	Gastroenterology	January 2007	3
New Orleans	A	Gastroenterology	January 2007	3
Shreveport	A	Multispecialty	December 2012	4
Maryland
Baltimore	A	Gastroenterology	November 1998	2
Baltimore	A	Gastroenterology	January 2008	4
Bel Air	A	Gastroenterology	February 2001	2
Chevy Chase	D	Gastroenterology	July 1997	4
Glen Burnie	A	Gastroenterology	January 2008	2
Laurel	A	Gastroenterology	December 2005	3
Lutherville	A	Gastroenterology	January 2005	2
Rockville	A	Gastroenterology	October 2004	5
Rockville	A	Gastroenterology	January 2007	3
Silver Spring	A	Gastroenterology	January 2007	2
Silver Spring	A	Ophthalmology	December 2008	2
Towson	A	Gastroenterology	August 2005	4
Towson	A	Multispecialty	September 2011	2
Waldorf	A	Gastroenterology	December 1999	4
Westminster	A	Gastroenterology	December 2008	2

Item 1.   Business – (continued)

	Acquired (A)
	Developed (D)		Acquisition/	Operating or
Location	Unconsolidated (U)	Specialty	Opening Date	Procedure Rooms
Massachusetts
Acton	A	Gastroenterology	February 2012	3
Norwood	A	Multispecialty	December 2011	3
Springfield	A	Multispecialty	April 2011	6
Springfield	A	Multispecialty	April 2011	4
Waltham	A	Orthopaedic	March 2010	4
Wellesley Hills	A	Gastroenterology	December 2012	4
West Bridgewater	A	Gastroenterology	February 2009	2
Michigan
Port Huron	D	Orthopaedic	March 2006	2
St. Clair Shores	A	Ophthalmology	May 2008	2
Troy	D	Gastroenterology	August 2003	2
Minnesota
Blaine	D	Multispecialty	November 2009	3
Edina	A	Ophthalmology	December 2003	1
Minneapolis	D	Ophthalmology	June 2000	2
St. Cloud	A	Ophthalmology	December 2005	2
Missouri
Independence	A	Gastroenterology	September 1997	1
Joplin	A	Multispecialty	December 2012	4
Kansas City	A	Gastroenterology	September 1997	1
Liberty	D	Gastroenterology	June 2005	1
St. Louis	A	Orthopaedic	November 2005	2
Nevada
Las Vegas	A	Ophthalmology	May 2000	2
Reno	A	Gastroenterology	December 2003	4
New Hampshire
Newington	A	Multispecialty	December 2011	1
New Jersey
Edison	A	Gastroenterology	May 2011	2
Florham Park	D	Gastroenterology	December 1999	3
Fort Lee	A	Multispecialty	December 2012	5
Hanover	D	Gastroenterology	October 2006	3
Lawrenceville	A	Multispecialty	October 2001	3
Millburn	A	Multispecialty	December 2012	8
Mountainside	A	Multispecialty	August 2013	5
Oakhurst	A	Gastroenterology	September 1999	2
Tom’s River	A	Gastroenterology	May 2007	2
Voorhees	A	Gastroenterology	March 2003	6
West Orange	A	Gastroenterology	December 2005	3
New Mexico
Santa Fe	D	Gastroenterology	May 1994	3
North Carolina
Cary	D	Gastroenterology	November 2007	4
Durham	A	Gastroenterology	December 2008	4
Greensboro	D	Gastroenterology	August 2008	2
Raleigh	A	Gastroenterology	April 2004	4
Raleigh	D	Gastroenterology	December 2006	3

Item 1.   Business – (continued)

	Acquired (A)
	Developed (D)		Acquisition/	Operating or
Location	Unconsolidated (U)	Specialty	Opening Date	Procedure Rooms
Ohio
Akron	A	Gastroenterology	November 2008	3
Cincinnati	D	Gastroenterology	January 1998	3
Columbus	A	Ophthalmology	December 2010	3
Dayton	A	Gastroenterology	December 2008	2
Huber Heights	A	Gastroenterology	December 2008	1
Kenwood	A	Multispecialty	September 2011	4
Kettering	A	Gastroenterology	December 2008	3
Middletown	D	Gastroenterology	October 2002	3
Sidney	D	Multispecialty	December 1996	4
Springboro	A	Gastroenterology	December 2008	3
Toledo	D	Gastroenterology	December 1998	3
Willoughby	D	Gastroenterology	July 1997	2
Oklahoma
Oklahoma City	D	Gastroenterology	May 1998	3
Tulsa	A	Ophthalmology	July 2002	2
Tulsa	A	Gastroenterology	December 2005	3
Oregon
Bend	A	Urology	August 2011	4
Salem	A	Ophthalmology	December 2005	2
Springfield	A	Gastroenterology	December 2012	3
Pennsylvania
Allentown	A	Multispecialty	December 2012	7
Bala Cynwyd	A	Gastroenterology	September 2006	2
Flourtown	D	Gastroenterology	October 1997	4
Kingston	A	Ophthalmology	December 2000	3
Lancaster	A	Gastroenterology	January 2007	3
Malvern	A	Gastroenterology	September 2006	3
Media	A	Gastroenterology	July 2009	1
Pottsville	A	Gastroenterology	June 2007	3
Scranton	A	Gastroenterology	August 2005	3
South Carolina
Charleston	A	Gastroenterology	January 2009	3
Charleston	A	Ophthalmology	September 2013	5
Clemson	D	Multispecialty	September 2002	3
Columbia	A	Gastroenterology	October 1996	4
Columbia	D	Gastroenterology	November 2003	2
Greenville	D	Gastroenterology	August 2004	4
Tennessee
Chattanooga	A	Gastroenterology	July 1999	2
Columbia	A	Multispecialty	February 2001	4
Columbia	A	Gastroenterology	June 2002	2
Goodlettsville	A	Ophthalmology	February 2006	2
Hermitage	A	Gastroenterology	October 2009	3
Kingsport	D	Ophthalmology	October 2003	2
Knoxville	A	Gastroenterology	November 1992	4
Knoxville	D	Ophthalmology	June 1996	2
Knoxville	D	Gastroenterology	September 2005	4
Maryville	A	Gastroenterology	January 1995	3
Nashville	A	Gastroenterology	November 1992	3
Powell	A	Gastroenterology	January 2009	4

Item 1.   Business – (continued)

	Acquired (A)
	Developed (D)		Acquisition/	Operating or
Location	Unconsolidated (U)	Specialty	Opening Date	Procedure Rooms
Texas
Abilene	A	Ophthalmology	March 1997	2
Abilene	D	Gastroenterology	December 1994	3
Austin	A	Multispecialty	September 2011	4
Austin	A,U	Gastroenterology	September 2011	3
Austin	A,U	Gastroenterology	September 2011	3
Beaumont	D	Gastroenterology	October 1994	3
Bedford	A	Gastroenterology	December 2009	3
Bryan	A	Gastroenterology	December 2008	3
Conroe	A	Gastroenterology	August 2007	4
Dallas	A	Gastroenterology	December 2009	4
Dallas	A	Gastroenterology	December 2009	3
El Paso	D	Gastroenterology	December 1998	4
Mesquite	A	Gastroenterology	August 2007	2
North Richland Hills	A	Gastroenterology	December 2009	4
Plano	A	Gastroenterology	December 2009	4
San Antonio	A	Gastroenterology	July 2003	4
San Antonio	A	Multispecialty	September 2011	5
San Antonio	D	Gastroenterology	May 2007	3
San Antonio	D	Gastroenterology	June 2012	3
Waco	A	Gastroenterology	July 2010	3
Woodlands	A	Gastroenterology	September 2006	2
Utah
Salt Lake City	D	Gastroenterology	April 1998	2
St. George	A	Gastroenterology	July 2003	2
Washington D.C.	A	Gastroenterology	November 1993	2
Washington
Puyallup	A	Gastroenterology	March 2005	2
Puyallup	D	Gastroenterology	May 2009	3
Tacoma	A	Gastroenterology	March 2005	5
Tacoma	A	Gastroenterology	March 2005	2
Tacoma	A	Gastroenterology	March 2005	2
Wyoming
Casper	A	Gastroenterology	October 2004	2

				759

Our limited partnerships and limited liability companies lease the real property on which our surgery centers operate, either from entities affiliated with our physician partners or from unaffiliated parties.

Revenues

Our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers and, at certain of our surgery centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers.  These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physicians that perform the surgical procedures.  Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as revenues are recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. Except in certain limited instances, these estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the

Item 1.   Business – (continued)

services rendered to patients. We derived approximately 25%, 27% and 29% of our revenues in the years ended December 31, 2013, 2012 and 2011, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or “CPI.” Effective for federal fiscal year or “FFY” 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the “Health Reform Law”, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2012, reimbursement rates increased by 1.6%, which positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per diluted share by $0.05. In 2013, reimbursement rates increased by 0.6%, which positively impacted our 2013 revenues by approximately $2.5 million and our net earnings per diluted share by $0.02.  CMS has announced that ASC reimbursement rates will increase by 1.2% for 2014, which we estimate will positively impact our 2014 revenues by approximately $6.0 million, net of the continued effects of sequestration, as discussed below. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

The Budget Control Act of 2011, or “BCA”, requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as "sequestration." Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. The Bipartisan Budget Act of 2013 extends these reductions through 2023. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact of sequestration may have on our centers.  We estimate that the imposed spending reductions reduced our 2013 revenues and net earnings per diluted share by approximately $5.0 million and $0.05, respectively. Based on current volumes, we estimate that the imposed spending reductions will have an incremental negative impact on 2014 revenues of approximately $1.5 million.

In September 2012, the State of California enacted legislation that reduced the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the reduced rates negatively impacted our 2013 net earnings per diluted share by approximately $0.06.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment discussed above that reduces payment updates to ASCs.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law expands eligibility under existing Medicaid programs in states that have not opted out of the expansion, imposes financial penalties on individuals who fail to carry insurance coverage, creates affordability credits for those not enrolled in an employer-sponsored health plan, required establishment of, or participation in, a health insurance exchange for each state and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies.  Medicare now covers these preventive services without cost-sharing, and, beginning in 2013, states that provide Medicaid coverage of these preventive services without cost-sharing receive a one percentage point increase in their federal medical assistance percentage for these services.

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, certain of the provisions of the Health Reform Law are not currently effective, and the provisions may be amended, repealed or delayed or their impact could be offset by reductions in reimbursement under the Medicare program.  It is unclear what the resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges. Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015 and will not be fully implemented until January 1, 2016.  The federal online insurance marketplace experienced significant technical issues that negatively impacted the ability of individuals to purchase health insurance.  These technical issues or additional implementation issues could lead to the delay of the individual mandate tax penalties past the current March 31, 2014 deadline, delays in individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

In addition, the Health Reform Law established a Medicare Shared Savings Program, which created Accountable Care Organizations, or “ACOs,” to allow groups of doctors, hospitals and other healthcare providers to come together voluntarily to provide coordinated high quality care to Medicare patients. Under the Health Reform Law, CMS may contract directly with ACOs. The formation of ACOs or other coordinated care models could negatively impact our centers and the medical practices of our physician partners.

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

Item 1.   Business – (continued)

CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or “RAC”, program.  RACs are private contractors that have historically conducted post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. CMS has also established the Recovery Audit Prepayment Review or “RAPR” demonstration that allows RACs to perform pre-payment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims for certain hospital services, but potentially including other facility types in the future. The RAPR demonstration began in 2012 and runs for a three year period. HHS has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals.  Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period.  The Health Reform Law expands the RAC program’s scope to include Medicaid claims.  In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments.  We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  CMS established a quality reporting program for ASCs under which ASCs that fail to report on certain required quality measures will receive a 2% reduction in reimbursement for calendar year 2014.  We have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS.  Further, as required by the Health Reform Law, the U.S. Department of Health and Human Services or “HHS” reported to Congress on its plan for implementing a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficiency measures. As required by the Health Reform Law, HHS studied whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay and reported to Congress that it would not be feasible to expand the policy in its current form, but that further exploration of other payment policies aimed at this same goal should be undertaken.

In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as PPOs and HMOs.  The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenue.  Some of our competitors have greater financial resources and market penetration than we do.  We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low‑cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

Competition

We encounter competition in three separate areas: competition with other providers for physicians to utilize our centers, patients and managed care contracts; competition with other companies for acquisitions; and competition for joint venture development of new centers.

Competition for Physicians to Utilize Our Centers, Patients and Managed Care Contracts.  We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors.  In some of the markets in which we operate, there are shortages of physicians in certain specialties, including gastroenterology.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties, including gastroenterology.  In many cases the hospitals have restricted those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems that restrict the physicians who may treat certain patients or the facilities at which patients may be treated, and payors may utilize plan structures, such as narrow networks and tiered networks, that further restrict patient facility choice.  Competition with hospitals and other surgery centers may limit our ability to contract with payors or negotiate favorable payment rates.

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

Item 1.   Business – (continued)

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

Medicare-Medicaid Fraud and Abuse Provisions.  The federal Anti-Kickback Statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute.  Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reduction in revenues and would have a material adverse effect on our business.  The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act, or “FCA.”

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

The HHS Office of Inspector General, or “OIG”, is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.  We have not sought such an opinion regarding any of our arrangements. Although advisory opinions are not binding on any entity other than the parties who submitted the requests, advisory opinions provide some guidance as to how the OIG would analyze joint ventures involving surgeons such as our physician partners.  We believe our arrangements are structured to be consistent with OIG guidance.

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

•    terms of the investment do not take into account the volume of the physician partners’ past or anticipated future services provided to patients of the centers;

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

In addition, certain of our limited partnerships and limited liability companies have entered into certain arrangements for professional services, including arrangements for anesthesia services.  The OIG has issued advisory opinions in which it concluded that proposed arrangements between anesthesia groups and facilities, including physician-owned ASCs, could result in prohibited remuneration under the federal Anti-Kickback Statute.

Item 1.   Business – (continued)

We believe our arrangements for anesthesia services are unlike those described in the OIG advisory opinions and are in compliance with the requirements of the federal Anti-Kickback Statute.

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

In addition to the Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.  Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

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

Prohibition on Certain Self-Referrals and Physician Ownership of Healthcare Facilities.  The federal physician self-referral law, commonly referred to as the “Stark Law”, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician's immediate family has a financial relationship with the entity, unless an exception applies.  Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs.  The Stark Law applies to referrals involving the following services under the definition of “designated health services”:  clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

Through a series of rulemakings, CMS has issued final regulations interpreting the Stark Law.  While the regulations help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine the full effect of the regulations.  Under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law.  In addition, there is a Stark Law exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. The so-called ASC exemption to the Stark Law also applies to any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day).  Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are “covered as ancillary services” under the revised ASC payment system.  These drugs include those furnished during the immediate postoperative recovery period to a patient to reduce suffering from nausea or pain.  CMS cautioned, however, that only those radiology, imaging and outpatient prescription drug items and services that are integral to an ASC procedure and performed on the same day as the covered surgical procedure will qualify for the ASC exemption.  The Stark Law prohibition continues to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home. Because of these exemptions, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients. Several states in which we operate have self-referral statutes similar to the Stark Law.  We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes.  However, the Stark Law and similar state statutes are subject to different interpretations.  Violations of any of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs.  Exclusion of our surgery centers from these programs could result in significant loss of revenues and could have a material adverse effect on us.  We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in healthcare entities will not be issued that could have a material adverse effect on us.

The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. The standard for "knowing and willful" often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. One of the most prominent of these laws is the federal FCA, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government's behalf. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The Health Reform Law expanded the scope of the federal FCA to cover payments in connection to the health insurance exchanges created under the Health Reform Law, if those payments include any federal funds. When a private plaintiff brings a qui tam action under the FCA, the defendant often

Item 1.   Business – (continued)

will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. The Health Reform Law provides that submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA.  When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. The private plaintiff may receive a share of any settlement or judgment.  We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment.  However, the laws and regulations defining proper Medicare or Medicaid billing are complex and have not been subjected to extensive judicial or agency interpretation.  Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.

Every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal FCA, and similar state laws.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. States that enact false claims laws that are comparable to the federal FCA are entitled to an increased share of FCA recoveries.

Healthcare Industry Investigations.  Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.  The Health Reform Law includes additional federal funding of $350 million over 10 years to fight healthcare fraud, waste and abuse, including $40 million for FFY 2014.  From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Privacy and Security Requirements.  There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require healthcare providers to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in civil and criminal penalties.  The American Recovery and Reinvestment Act of 2009, or “ARRA”, strengthened the requirements of the HIPAA privacy and security regulations and significantly increased the penalties for violations, with penalties of up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement and requires HHS to perform compliance audits.  ARRA authorizes State Attorneys General to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  ARRA also extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. HHS has implemented many of the ARRA requirements through a final rule that became effective March 26, 2013. Compliance with the final rule was required beginning September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014.

As required by ARRA, covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days following discovery of the breach by the covered entity or its agents.  Notification must also be made to HHS and, in certain situations involving large breaches, to the media.  The 2013 final rule modified this breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

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

Item 1.   Business – (continued)

Obligations to Buy Out Physician Partners.  Under many of our agreements with physician partners, we are obligated to purchase the interests of the physicians at an amount as specified in the limited partnership and operating agreements in the event that their continued ownership of interests in the limited partnerships and limited liability companies becomes prohibited by the statutes or regulations described above.  The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners or, if they cannot concur, by a nationally recognized law firm with expertise in healthcare law jointly selected by us and the physician partners.  The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the law or regulation causing such prohibition.

CONs and State Licensing.  Certificate of Need, or “CON”, statutes and regulations control the development of ASCs in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ASCs focuses on states that do not require CONs. Acquisitions of existing surgery centers usually do not require CON approval.

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

Employees

As of December 31, 2013, we and our affiliated entities employed approximately 6,200 persons, approximately 4,100 of whom were full‑time employees and 2,100 of whom were part‑time employees.  Of our employees, approximately 435 are corporate employees, primarily based at our headquarters in Nashville, Tennessee.  In addition, we lease the services of approximately 1,000 full-time employees and 500 part‑time employees from entities affiliated with our physician partners.  None of these employees are represented by a union.  We believe our relationships with our employees to be good.

Legal Proceedings and Insurance

From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business.  We are not aware of any claims or proceedings against us or our limited partnerships and limited liability companies that we believe will have a material financial impact on us. Currently, we maintain professional and general liability insurance that, subject to certain deductibles, provides coverage on a claims-made basis of $1.0 million per incident and $3.0 million in annual aggregate coverage per center, including the facility and employed staff. We also maintain insurance for general liability, director and officer liability, business interruption and property damage, as well as an additional umbrella liability insurance policy in the aggregate amount of $25.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred. In addition, physicians who provide professional services in our surgical facilities are generally required to maintain separate malpractice coverage with similar minimum coverage limits. We routinely assess the adequacy of our insurance coverage and believe that our insurance policies are appropriate in amount and coverage for our anticipated operations.  However, we cannot assure you that the insurance coverage is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Item 1.   Business – (continued)

Executive Officers of the Registrant

The following table sets forth certain information regarding the persons serving as our executive officers.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience

Christopher A. Holden	49

Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007; President – West Division of the Central Group of Columbia/HCA Healthcare Corporation from January 1998 to May 1999.

Claire M. Gulmi	60

Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

David L. Manning	64	Executive Vice President and Chief Development Officer since February 2006; Senior Vice President of Development from April 1992 to February 2006.

Phillip A. Clendenin	49

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

Kevin D. Eastridge	48	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.

Shawn G. Strash	51

Senior Vice President of Corporate Services since February 2013; Chief Executive Officer of Paradise Valley Hospital, a hospital located in Phoenix, Arizona from July 2011 to September 2012; Chief Executive Officer of Oro Valley Hospital, a hospital located in Tucson, Arizona from 2007 to 2011.

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

We depend on payments from third-party payors, including government healthcare programs.  If these payments decrease or do not increase as our costs increase, our operating margins and profitability would be adversely affected.  We depend on private and governmental third-party sources of payment for the services provided to patients in our surgery centers. We derived approximately 25% of our revenues in 2013 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors.  Although the Health Reform Law expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending.  It is impossible to predict how the various components of the Health Reform Law, some of which are not currently in effect, will affect our business and the businesses of our physician partners.  Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.

The BCA requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs and the Bipartisan Budget Act of 2013 extends these reductions through 2023. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as "sequestration." Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to restructure or suspend sequestration.  We estimate that the imposed spending reductions reduced our 2013 revenues and net earnings per diluted share by approximately $5.0 million and $0.05, respectively.  Based on current volumes, we estimate that the imposed spending reductions will have an incremental negative impact on 2014 revenues of approximately $1.5 million.

Managed care plans have increased their market share in some areas in which we operate, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates. In addition, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Health Reform Law or future reductions in Medicare reimbursement rates. Further, payors may utilize plan structures, such as narrow networks or tiered networks, that limit patient provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins or profitability.

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

If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our business would be adversely affected.  The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors.  In some of the markets in which we operate, there are shortages of physicians in our targeted specialties.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in our targeted specialties, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems or utilize plan structures that restrict the physicians who may treat certain patients or the facilities at which patients may be treated.  These restrictions may impact our surgery centers and the medical practices of our physician partners.  Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

We compete with public and private companies in the development and acquisition of ASCs. Further, many physician groups develop ASCs without a corporate partner.  We can give you no assurances that we will be able to compete effectively in any of these areas or that our results of operations will not be adversely impacted.

Item 1A.   Risk Factors – (continued)

Our business may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers.  Our business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians.  The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors (including Medicare), actions taken by referring physicians, other providers and payors, and other factors impacting their practices.  Adverse economic conditions, including high unemployment rates, could cause patients of our physician partners and our ASCs to cancel or delay procedures.  Our physician partners may perform procedures at other facilities and are not required to use our surgery centers.  From time to time, we have had and may have future disputes with physicians who use or own interests in our surgery centers.  Our revenues and profitability may be adversely affected if a key physician or group of physicians stopped using or reduced their use of our surgery centers as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us.  In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.

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

If we do not have sufficient capital resources to complete acquisitions and develop new surgery centers, our growth and results of operations could be adversely affected.  We will need capital to execute our growth strategy and may finance future acquisition and development projects through debt or equity financings.  Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing.  To the extent that we undertake these financings, our shareholders may experience ownership dilution.  To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that affect the conduct of our business.  If we do not have sufficient capital resources, our growth could be limited and our results of operations could be adversely impacted.  Our debt agreements require that we comply with financial covenants and may not permit additional borrowing or other sources of debt financing if we are not in compliance with those covenants.  We can give you no assurances that we will be able to obtain financing necessary for our acquisition and development strategy or that, if available, the financing will be available on terms acceptable to us.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness.  Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments may restrict us from adopting some of these alternatives.  In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Item 1A.   Risk Factors – (continued)

•    qualifications of medical and support personnel;

•    maintenance and protection of records;

•    billing for services by healthcare providers, including appropriate treatment of overpayments and credit balances;

•    privacy and security of individually identifiable health information; and

•    environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs.  CMS has enacted additional conditions for coverage that ASCs must meet to enroll and remain enrolled in Medicare, and a number of states have adopted or are considering legislation or regulations imposing additional restrictions on or otherwise affecting ASCs, including expansion of CON requirements, restrictions on ownership, taxes on gross receipts, data reporting requirements and restrictions on the enforceability of covenants not to compete affecting physicians.  Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses to comply with the evolving rules.  We can give you no assurances that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us, subject us to fines or penalties, require us to expend significant amounts or reduce the demand for our services.

If we fail to effectively and timely transition to the ICD-10 coding system, our operations could be adversely affected. Health plans and providers, including our ASCs, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2014. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our ASCs could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the extent to which the transition to the more detailed ICD-10 coding system could result in decreased reimbursement, because the use of ICD-10 codes results in conditions being reclassified to payment groupings with lower levels of reimbursement than assigned under the previous system, is unknown at this time.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration or other forms of fraud and abuse, we could suffer penalties or be required to make significant changes to our operations.  The federal Anti-Kickback Statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations.  Courts have found a violation of the anti-kickback statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute.  Violations of the anti-kickback statute may result in substantial civil or criminal penalties and exclusion from participation in the Medicare and Medicaid programs.  Exclusion from these programs would result in significant reduction in revenues and would have a material adverse effect on our business.

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

In addition to the Anti-Kickback Statute, HIPAA provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.  Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds.  States that enact false claims laws that are comparable to the federal FCA are entitled to an increased share of false claims recoveries.  Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

Providers in the healthcare industry have been the subject of federal and state investigations, and we may become subject to investigations in the future.  Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, the federal FCA permits private parties to bring "qui tam" whistleblower lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

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

Item 1A.   Risk Factors – (continued)

We are unable to predict the impact of the Health Reform Law. The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that reduces payment updates to ASCs.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the implementation of the Health Reform Law has expanded eligibility under existing Medicaid programs in states that have not opted out of the expansion, created financial penalties on individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, resulted in the establishment of, or participation in, a health insurance exchange for each state and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also establishes a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies.  Medicare must also cover these preventive services without cost-sharing, and states that provide Medicaid coverage of these preventive services without cost-sharing receive a one percentage point increase in their federal medical assistance percentage for these services.

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, certain of the provisions of the Health Reform Law are not currently effective, and the provisions may be amended, repealed or delayed or their impact could be offset by reductions in reimbursement under the Medicare program.  It is unclear what the resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges, or what impact ACOs or other coordinated care models may have on our centers or the medical practices of our physician partners.  Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015 and will not be fully implemented until January 1, 2016.  The federal online insurance marketplace experienced significant technical issues that negatively impacted the ability of individuals to purchase health insurance.  These technical issues or additional implementation issues could lead to the delay of the individual mandate tax penalties past the current March 31, 2014 deadline, delays in individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

In addition, the Health Reform Law established a Medicare Shared Savings Program, which created Accountable Care Organizations, or “ACOs,” to allow groups of doctors, hospitals and other healthcare providers to come together voluntarily to provide coordinated high quality care to Medicare patients. Under the Health Reform Law, CMS may contract directly with ACOs. The formation of ACOs or other coordinated care models could negatively impact our centers and the medical practices of our physician partners.

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

The cost of repurchasing these noncontrolling interests would be substantial if a triggering event were to result in simultaneous purchase obligations at a substantial number or at all of our surgery centers.  The purchase price to be paid in such event would be determined as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years.  There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control.  The triggering of these obligations could have a material adverse effect on our financial condition and results of operations.  While we believe physician ownership of ASCs as structured within our limited partnerships and limited liability companies is in compliance with applicable law, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us.  From time to time, the issue of physician ownership in ASCs is considered by some state legislatures and federal and state regulatory agencies.

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

Item 1A.   Risk Factors – (continued)

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

We may write-off intangible assets, such as goodwill.  As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2013 contained an intangible asset designated as goodwill totaling approximately $1.8 billion.  Additional purchases of interests in surgery centers that result in the recognition of additional intangible assets would cause an increase in these intangible assets.  On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

The Internal Revenue Service (“IRS”) may challenge tax deductions for certain acquired goodwill.  For federal income tax purposes, goodwill and other intangibles acquired as part of the purchase of a business are deductible over a 15-year period. In 1997, the IRS published proposed regulations that applied "anti-churning" rules that call into question the deductibility of goodwill purchased in certain types of transactions structured similarly to some of our acquisitions that we had completed through that date.  These regulations were finalized in 2000, and in response, we changed our methods of acquiring interests in ASCs so as to comply with guidance found in the final regulations.  However, there is a risk that the IRS could challenge tax deductions for goodwill in acquisitions we completed prior to changing our approach. Loss of these tax deductions would increase the amount of our tax payments and could subject us to interest and penalties.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices are located in Nashville, Tennessee and contain an aggregate of approximately 105,000 square feet of office space, which we lease from third-parties pursuant to agreements that expire in February 2015 and January 2018.  On December 27, 2012, the Company entered into a lease agreement pursuant to which the Company has agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. The Company intends that the building will serve as its principal executive offices beginning in 2015. Prior to taking possession, the Company may terminate the agreement if the landlord fails to satisfy certain construction milestones.  We also lease office space for our regional offices in Miami, Florida, Tempe, Arizona, Dallas, Texas, and Conshohocken, Pennsylvania.  Our affiliated limited partnerships and limited liability companies lease space for their surgery centers ranging from 1,000 to 29,000 square feet, with expected remaining lease terms ranging from one to 20 years.

Item 3.    Legal Proceedings

On November 1, 2013, the United States District Court for the Eastern District of California in Sacramento issued an order unsealing a qui tam lawsuit filed against the Company, Gastroenterology Associates Endoscopy Center, LLC (“GAEC”), an entity that owns and operates an ambulatory surgery center located in Redding, California in which the Company owns a majority ownership interest, and certain other defendants.  The lawsuit was filed in August 2012 by two certified registered nurse anesthetists who provided services as independent contractors to GAEC during the period from September 2010 through December 2010.  GAEC terminated its contracts with the plaintiffs in December 2010. In the lawsuit, the plaintiffs assert claims pursuant to the Federal False Claims Act and the California False Claims Act relating to the alleged failure by GAEC to comply with applicable Federal and state regulatory requirements relating to pre-procedure medical histories and physical assessments. The lawsuit also asserts a claim for retaliatory discharge.  According to the order entered by the District Court, both the United States and the State of California declined to intervene in the case.  The plaintiffs filed an amended complaint in January 2014.  The Company believes the claims in the lawsuit have no merit, and intends to vigorously defend the lawsuit.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market.  The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2012 and 2013, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2012:
High	$28.29	$30.00	$32.17	$30.50
Low	$24.80	$26.31	$27.24	$25.00

2013:
High	$33.78	$36.76	$41.00	$48.71
Low	$29.02	$31.72	$35.11	$39.31

At February 12, 2014, there were approximately 6,450 holders of our common stock, including 128 shareholders of record.  We have never declared or paid a cash dividend on our common stock.  We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  The declaration of dividends is within the discretion of our Board of Directors, subject to certain covenants which limit, but may not restrict, the Company’s ability to pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
				Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased	(or Unit)	Plans or Programs	Programs

October 1, 2013 through
October 31, 2013	-	$-	-	$37,561,133 (1)
November 1, through
November 30, 2013	233,557	44.87	233,557	27,078,575
December 1, 2013 through
December 31, 2013	-	-	-	27,078,575

Total	233,557	$44.87	233,557	$27,078,575

(1)

On August 9, 2013, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period through February 9, 2015.

Item 6.   Selected Financial Data

The following tables summarize selected financial data and should be read in conjunction with our related consolidated financial statements and notes thereto. Certain prior year amounts below have been reclassified to reflect the impact of discontinued operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009

	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Revenues	$1,079,343	$923,182	$772,075	$685,944	$636,016
Operating expenses	746,666	643,993	534,094	464,233	422,137
Gain on deconsolidation	2,237	-	-	-	-
Equity in earnings of unconsolidated affiliates	3,151	1,564	613	-	-

Operating income	338,065	280,753	238,594	221,711	213,879
Interest expense	29,538	16,967	15,327	13,471	7,751

Earnings from continuing operations before income taxes	308,527	263,786	223,267	208,240	206,128
Income tax expense	49,754	42,364	34,973	32,654	33,265

Net earnings from continuing operations	258,773	221,422	188,294	175,586	172,863
Discontinued operations:
Earnings from operations of discontinued interests
in surgery centers, net of income tax	169	2,196	3,363	7,642	9,189
Gain (loss) on disposal of discontinued interests in
surgery centers, net of income tax	2,602	25	(1,543)	(2,732)	(702)

Net earnings from discontinued operations	2,771	2,221	1,820	4,910	8,487

Net earnings	261,544	223,643	190,114	180,496	181,350
Less net earnings attributable to noncontrolling interests	188,841	161,080	140,117	130,671	129,202

Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$62,563	$49,997	$49,825	$52,148
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$72,653	$62,235	$50,025	$49,576	$49,297
Discontinued operations, net of tax	50	328	(28)	249	2,851
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$62,563	$49,997	$49,825	$52,148

Earnings per share-basic:
Net earnings from continuing operations attributable
to AmSurg Corp. common shareholders	$2.32	$2.02	$1.64	$1.64	$1.61
Net earnings attributable to AmSurg Corp. common shareholders	$2.32	$2.03	$1.64	$1.65	$1.71
Earnings per share-diluted:
Net earnings from continuing operations attributable
to AmSurg Corp. common shareholders	$2.27	$1.97	$1.60	$1.62	$1.60
Net earnings attributable to AmSurg Corp. common shareholders	$2.28	$1.98	$1.60	$1.62	$1.69
Weighted average number of shares and share equivalents outstanding:
Basic	31,338	30,773	30,452	30,255	30,576
Diluted	31,954	31,608	31,211	30,689	30,862

Operating and Other Financial Data:
Continuing centers at end of year	242	237	221	195	188
Procedures performed during year	1,647,353	1,518,707	1,362,415	1,238,231	1,174,278
Same-center revenue increase (decrease)	1%	3%	1%	(2%)	0%
Cash flows provided by operating activities	$332,824	$295,652	$243,423	$230,575	$232,584
Cash flows used in investing activities	(98,738)	(298,943)	(254,367)	(72,905)	(112,792)
Cash flows (used in) provided by financing activities	(229,644)	8,971	17,515	(152,900)	(121,963)

	At December 31,
	2013	2012	2011	2010	2009

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,840	$46,398	$40,718	$34,147	$29,377
Working capital	121,155	107,768	109,561	89,393	80,161
Total assets	2,177,944	2,044,586	1,573,018	1,165,878	1,066,831
Long-term debt and other long-term liabilities	608,801	646,677	476,094	307,619	318,819
Non-redeemable and redeemable noncontrolling interests (1)	539,056	486,360	302,858	160,539	128,618
AmSurg Corp. shareholders’ equity	764,197	689,488	616,245	564,068	505,116

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

Overview

We acquire, develop and operate ambulatory surgery centers, or “centers” or “ASC”s, in partnership with physicians.  As of December 31, 2013, we operated 242 ASCs, of which we owned a majority interest (primarily 51%) in 236 ASCs and a minority interest in six ASCs (three of which are consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2013, 2012 and 2011.  An ASC is deemed to be under development when a limited partnership or limited liability company has been formed with the physician partners to develop the ASC.

	2013	2012	2011

Procedures	1,647,353	1,518,707	1,362,415
Continuing centers in operation, end of year (consolidated)	239	235	219
Continuing centers in operation, end of year (unconsolidated)	3	2	2
Average number of continuing centers in operation, during year	236	222	205
New centers added during year	6	18	27
Centers merged into existing centers	1	2	-
Centers discontinued during year	3	4	5
Centers under development, end of year	-	-	1
Centers under letter of intent, end of year	5	2	2

Of the continuing centers in operation at December 31, 2013, 151 centers performed gastrointestinal endoscopy procedures, 48 centers performed procedures in multiple specialties, 36 centers performed ophthalmology surgery procedures, and seven centers performed orthopaedic procedures.  We intend to expand primarily through the acquisition and development of additional ASCs and through future same-center growth.  During the year ended December 31, 2013, we experienced same-center revenue growth of 1%, which includes the effect of a statutory decrease in reimbursement for procedures associated with worker’s compensation claims at our centers in California and sequestration (see “— Sources of Revenues”).  We expect to have a 1% to 2% increase in our same-center revenue for 2014, which includes positive rate adjustments from the Centers for Medicare and Medicaid Services or “CMS” in 2014.  Our growth strategy also includes the acquisition and development of additional surgery centers, which on an annual basis would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions would occur in the latter part of 2014, their contribution to our 2014 operating income would not be significant.

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

Sources of Revenues

Our revenues are derived from facility fees charged for surgical procedures performed in our surgery centers and, at certain of our surgery centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers.  These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physicians that perform the surgical procedures.  Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as revenues are recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. Except in certain limited instances, these estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. We derived approximately 25%, 27% and 29% of our revenues in the years ended December 31, 2013, 2012 and 2011, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index, or “CPI.” Effective for federal fiscal year or “FFY” 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the “Health Reform Law”, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2012, reimbursement rates increased by 1.6%, which positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per diluted share by $0.05. In 2013, reimbursement rates increased by 0.6%, which positively impacted our 2013 revenues by approximately $2.5 million and our net earnings per diluted share by $0.02.  CMS has announced that ASC reimbursement rates will increase by 1.2% for 2014, which we estimate will positively impact our 2014 revenues by approximately $6.0 million, net of the continued effects of sequestration, as discussed below. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

The Budget Control Act of 2011, or “BCA”, requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as "sequestration." Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. The Bipartisan Budget Act of 2013 extends these reductions through 2023. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our centers.  We estimate that the imposed spending reductions reduced our 2013 revenues and net earnings per diluted share by approximately $5.0 million and $0.05, respectively. Based on current volumes, we estimate that the imposed spending reductions will have an incremental negative impact on 2014 revenues of approximately $1.5 million.

In September 2012, the State of California enacted legislation that reduced the reimbursement rate beginning in 2013 for patients receiving care through the state’s workers’ compensation program.  We estimate that the reduced rates negatively impacted our 2013 net earnings per diluted share by approximately $0.06.

The Health Reform Law represents significant change across the healthcare industry.  The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment discussed above that reduces payment updates to ASCs.  However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law has expanded eligibility under existing Medicaid programs in states that have not opted out of the expansion, created financial penalties on individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, resulted in the establishment of, or participation in, a health insurance exchange for each state and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also required a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies.  Medicare now covers these preventive services without cost-sharing, and states that provide Medicaid coverage of these preventive services without cost-sharing receive a one percentage point increase in their federal medical assistance percentage for these services.

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, certain of the provisions of the Health Reform Law are not currently effective, and the provisions may be amended, repealed or delayed or their impact could be offset by reductions in reimbursement under the Medicare program.  It is unclear what the resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges. Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015 and will not be fully implemented until January 1, 2016.  The federal online insurance marketplace experienced significant technical issues that negatively impacted the ability of individuals to purchase health insurance.  These technical issues or additional implementation issues could lead to the delay of the individual mandate tax penalties past the current March 31, 2014 deadline, delays in individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

In addition, the Health Reform Law established a Medicare Shared Savings Program, which created Accountable Care Organizations, or “ACOs,” to allow groups of doctors, hospitals and other healthcare providers to come together voluntarily to provide coordinated high quality care to Medicare patients. Under the Health Reform Law, CMS may contract directly with ACOs. The formation of ACOs or other coordinated care models could negatively impact our centers and the medical practices of our physician partners.

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

CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor, or “RAC”, program.  RACs are private contractors that have historically conducted post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. CMS has also established the Recovery Audit Prepayment Review or “RAPR” demonstration that allows RACs to perform pre-payment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims for certain hospital services, but potentially including other facility types in the future. The RAPR demonstration began in 2012 and runs for a three year period.  HHS has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals.  Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period. The Health Reform Law expands the RAC program’s scope to include Medicaid claims.  In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments.  We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.

We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site.  Several commercial payors also do not reimburse providers for certain preventable adverse events.  CMS established a quality reporting program for ASCs under which ASCs that fail to report on certain required quality measures will receive a 2% reduction in reimbursement for calendar year 2014.  We have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS.  Further, as required by the Health Reform Law, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficiency measures. As required by the Health Reform Law, HHS studied whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay and reported to Congress that it would not be feasible to expand the policy in its current form, but that further exploration of other payment policies aimed at this same goal should be undertaken.

In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as PPOs and HMOs.  The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenue.  Some of our competitors have greater financial resources and market penetration than we do.  We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low‑cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

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

Principles of Consolidation.  The consolidated financial statements include our accounts, our subsidiaries accounts and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as our wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances are eliminated.  We also have an ownership interest of less than 51% in six of our limited partnerships and LLC’s, three of which we consolidate as we have substantive participation rights and three of which we do not consolidate as our rights are limited to protective rights only.

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

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of our partnership and operating agreements to purchase the noncontrolling interests related to a majority of our partnerships.  We believe that the likelihood of a change in current law that would

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

trigger such purchases was remote as of December 31, 2013, and the occurrence of such regulatory changes is outside of our control.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

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

Each of our centers have similar economic characteristics and are aggregated into a single component.  We operate this component as one reportable business segment, the ownership and operation of ambulatory surgery centers.

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

Allowance for Contractual Adjustments and Bad Debt Expense.  Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors, which we estimate based on historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  In addition, we must estimate allowances for bad debt expense using similar information and analysis.  These estimates are recorded and monitored monthly for each of our surgery centers as additional revenues are recognized.  Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing.  In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors.  Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.  While we believe that our allowances for contractual adjustments and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated.  During the years ended December 31, 2013, 2012 and 2011, we had no significant adjustments to our allowances for contractual adjustments and bad debt expense related to prior periods.  At December 31, 2013 and 2012, net accounts receivable reflected allowances for contractual adjustments of $289.9 million and $216.4 million, respectively, and allowances for bad debt expense of $27.9 million and $22.4 million, respectively.  The increase in our contractual allowance and allowances for bad debt expense is primarily related to allowances established for new centers acquired and increases in standard rates at existing centers during 2013.  At December 31, 2013 and 2012, we had 36 and 33 days outstanding, respectively, reflected in our gross accounts receivable.  The increase in our days outstanding is due to the acquisition of nine multi-specialty centers in the latter part of 2012, which have a longer collection cycle than the average collection cycle of those centers owned prior to 2012.

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

Goodwill.  We evaluate goodwill for impairment at least on an annual basis.  Impairment of carrying value will also be evaluated more frequently if certain indicators are encountered.  Goodwill is required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  We have determined that we have one operating, as well as one reportable, segment.  For impairment testing purposes, our centers each qualify as components of that operating segment.  Because they have similar economic characteristics, they are aggregated and deemed a single reporting unit.  We completed our annual impairment test as required as of December 31, 2013, and have determined that it is not necessary to recognize impairment in our goodwill as our reporting unit fair value is substantially in excess of its carrying value.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Results of Operations

Our revenues are directly related to the number of procedures performed at our surgery centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of surgery centers in operation and the growth in procedure volume at existing centers.  We increase our number of surgery centers through both acquisitions and developments.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a limited partnership or limited liability company.  Our 2013 same-center group, comprised of 218 centers and constituting approximately 90% of our total number of centers, had 1% revenue growth during the year ended December 31, 2013.  Our same-center group in 2014 will be comprised of 234 centers, which constitutes approximately 97% of our total number of centers.  We expect to have a 1% to 2% increase in our same-center revenue for 2014, which includes positive rate adjustments from CMS.

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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries and benefits	30.9	31.4	30.9
Supply cost	14.6	14.2	13.2
Other operating expenses	20.6	20.9	21.8
Depreciation and amortization	3.1	3.3	3.3

Total operating expenses	69.2	69.8	69.2

Gain on deconsolidation	0.2	-	-
Equity in earnings of unconsolidated affiliates	0.3	0.2	0.1

Operating income	31.3	30.4	30.9

Interest expense	2.7	1.8	2.0

Earnings from continuing operations before income taxes	28.6	28.6	28.9

Income tax expense	4.6	4.6	4.5

Net earnings from continuing operations	24.0	24.0	24.4

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax	-	0.2	0.4
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax	0.2	-	(0.2)

Net earnings from discontinued operations	0.2	0.2	0.2

Net earnings	24.2	24.2	24.6

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	17.2	17.2	17.9
Net earnings from discontinued operations	0.3	0.2	0.2

Total net earnings attributable to noncontrolling interests	17.5	17.4	18.1

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.8%	6.5%

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.7%	6.7%	6.5%
Discontinued operations, net of income tax	-	0.1	-

Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.8%	6.5%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The number of procedures performed in our ASCs increased by 128,646, or 8%, to 1,647,353 in 2013 from 1,518,707 in 2012.  Revenues increased $156.2 million, or 17%, to $1.079 billion in 2013 from $923.2 million in 2012.  The increase in procedures and revenues resulted primarily from:

•          centers acquired or opened in 2012, which contributed $136.8 million of additional revenues during the year ended December 31, 2013 due to having a full period of operations in 2013;

•          $5.4 million of revenue growth for the year ended December 31, 2013, recognized by our 2013 same-center group, reflecting a 1% increase, primarily as a result of procedure growth and net of the negative impact of sequestration and the reduced reimbursement rates of the California workers’ compensation program; and

•          centers acquired in 2013, which generated $12.3 million in revenues during the year ended December 31, 2013.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2012, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the full year of 2012.

Salaries and benefits increased in total by 15% to $333.2 million in 2013, from $290.1 million in 2012.  Salaries and benefits as a percentage of revenues decreased by 50 basis points in the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the centers acquired in the latter half of 2012, which operate with lower staffing costs as a percentage of revenue than the centers owned in 2012. Staff at

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 16% increase in salaries and benefits at our surgery centers during the year ended December 31, 2013.  Furthermore, we experienced a 11% increase in salaries and benefits at our corporate offices during 2013 over 2012 due to additional equity compensation expense, additional staff employed to manage additional centers and the impact of annual salary adjustments.

Supply cost was $157.8 million in 2013, an increase of $26.7 million, or 20%, compared to supply cost in 2012.  This increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure by 11% in 2013.  The increase in our average supply cost per procedure is a result of the acquisition of nine multi-specialty centers acquired in the latter part of 2012, which generally have higher supply cost per procedure than single specialty centers, due to a higher mix of orthopaedic procedures.

Other operating expenses increased $29.7 million, or 15%, to $222.7 million during 2013, from $193.0 million in 2012.  The additional expense in the 2013 period resulted primarily from:

•          centers acquired or opened during 2012, which resulted in an increase of $23.1 million in other operating expenses during 2013;

•          an increase of $4.0 million in other operating expenses at our 2013 same-center group resulting primarily from general inflationary cost increases; and

•          centers acquired during 2013, which resulted in an increase of approximately $3.0 million in other operating expenses.

Depreciation and amortization increased $3.2 million, or 11%, in 2013 over 2012, primarily as a result of centers acquired during 2012 and 2013.

We anticipate further increases in operating expenses in 2014, primarily due to additional acquired centers and potential additional start-up centers.

During 2013, we contributed a controlling interest in one center in exchange for a noncontrolling interest in an entity that, after the completion of the transaction, controls the contributed center and one additional center.  As a result of the transaction, we recognized a gain on deconsolidation of approximately $2.2 million.  Such gain was determined based on the difference between the fair value of our noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction.  Subsequent to the completion of this transaction, the center contributed by the Company was merged into the acquired center.

Interest expense increased $12.6 million, or 74%, to $29.5 million in 2013 from $17.0 million during 2012 primarily due to the issuance in November 2012 of $250.0 million principal amount of 5.625% senior unsecured notes (the “Senior Unsecured Notes”) and a 2% interest rate increase effective in November 2012 for our senior secured notes.  The impact of higher interest rates on our Senior Unsecured Notes and senior secured notes was mitigated in part by an amendment to our revolving credit facility, which lowered the interest rate under our credit agreement by approximately 25 basis points effective June 2012.  We further amended our revolving credit agreement in June 2013 to extend the maturity date an additional year and to further reduce the interest rate.  We expect that the interest rate under our credit agreement will be reduced by approximately 25 to 50 basis points, depending on our leverage ratio.  See “— Liquidity and Capital Resources.”

We recognized income tax expense of $49.8 million in  2013 compared to $42.4 million in 2012.  Our effective tax rate in 2013 was 16.1% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, more than 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our surgery centers.

During 2013, we classified three surgery centers in discontinued operations, of which two centers were sold and one center was closed during the year.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax gain on the disposition of interests in discontinued surgery centers of $2.6 million and $25,000 during the years ended December 31, 2013 and 2012, respectively.  The net earnings derived from the operations of the discontinued surgery centers was $169,000 and $2.2 million during the year ended December 31, 2013 and 2012, respectively.

Noncontrolling interests in net earnings for 2013 increased $27.8 million, or 17%, from 2012, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations.  As a percentage of revenues, noncontrolling interests increased slightly to 17.5% during 2013 from 17.4% during 2012.  The net earnings from discontinued operations attributable to noncontrolling interests were $2.7 million and $1.9 million during the years ended December 31, 2013 and 2012, respectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The number of procedures performed in our ASCs increased by 156,292, or 11%, to 1,518,707 in 2012 from 1,362,415 in 2011.  Revenues increased $151.1 million, or 20%, to $923.2 million in 2012 from $772.1 million in 2011.  The increase in procedures and revenues resulted primarily from:

•          centers acquired or opened in 2011, which contributed $114.3 million of additional revenues during the year ended December 31, 2012 due to having a full period of operations in 2012;

•          $23.4 million of revenue growth for the year ended December 31, 2012, recognized by our 2012 same-center group, reflecting a 3% increase, primarily as a result of procedure growth; and

•          centers acquired in 2012, which generated $11.2 million in revenues during the year ended December 31, 2012.

The percentage increase in revenues in excess of the percentage increase in procedures is due primarily to the centers acquired in the latter half of 2011 and 2012, the majority of which are multi-specialty centers and which have a higher average net revenue per procedure than the mix of centers we operated during the full year of 2011.

Salaries and benefits increased in total by 22% to $290.1 million in 2012, from $238.7 million in 2011.  Salaries and benefits as a percentage of revenues increased by 50 basis points in the year ended December 31, 2012, compared to December 31, 2011.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 20% increase in salaries and benefits at our surgery centers during the year ended December 31, 2012.  Furthermore, we experienced a 29% increase in salaries and benefits at our corporate offices during 2012 over 2011 due to higher bonus expense in 2012 as compared to 2011, additional equity compensation expense, additional staff employed to manage additional centers and the impact of annual salary adjustments.

Supply cost was $131.1 million in 2012, an increase of $29.7 million, or 29%, compared to supply cost in 2011.  This increase was the result of additional procedure volume and an increase in our average supply cost per procedure by 16% in 2012.  The increase in our average supply cost per procedure is a result of the acquisition of 17 multi-specialty centers acquired in the latter part of 2011, which generally have higher supply cost per procedure than single specialty centers and an increase in certain drug costs at our gastroenterology centers due to supply shortages.

Other operating expenses increased $24.7 million, or 15%, to $193.0 million during 2012, from $168.3 million in 2011.  The additional expense in the 2012 period resulted primarily from:

•          centers acquired or opened during 2011, which resulted in an increase of $23.4 million in other operating expenses during 2012;

•          an increase of $4.2 million in other operating expenses at our 2012 same-center group resulting primarily from general inflationary cost increases; and

•          centers acquired during 2012, which resulted in an increase of approximately $2.6 million in other operating expenses.

Additionally, other operating expenses for 2011 included $3.5 million of transaction related costs associated with the acquisition of 17 centers from National Surgical Care, Inc. (“NSC”).

Depreciation and amortization increased $4.2 million, or 16%, in 2012 over 2011, primarily as a result of centers acquired during 2011 and 2012.

Interest expense increased $1.6 million, or 11%, to $17.0 million in 2012 from $15.3 million during 2011 primarily due to the issuance in November 2012 of $250.0 million principal amount of the Senior Unsecured Notes and a 2% interest rate increase associated with our senior secured notes effective November 2012.  The impact of higher interest rates on our Senior Unsecured Notes and senior secured notes was mitigated in part by an amendment to our revolving credit facility, which lowered the interest rate under our credit agreement by approximately 25 basis points effective June 2012.   See “— Liquidity and Capital Resources.”

We recognized income tax expense of $42.4 million in  2012 compared to $35.0 million in 2011.  Our effective tax rate in 2012 was 16.1% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes

During 2012, we classified four surgery centers in discontinued operations, of which three centers were sold and one center was closed during the year.  We pursued the disposition of these centers due to our assessment of their limited growth opportunities.  These centers’ results of operations and gains and losses associated with their dispositions have been classified as discontinued operations in all periods presented.  We recognized an after tax gain on the disposition of interests in discontinued surgery centers of $25,000 during 2012 and an after-tax loss on disposition of discontinued interests in surgery centers of $1.5 million in 2011.  The net earnings derived from the operations of the discontinued surgery centers was $2.2 million and $3.4 million during the years ended December 31, 2012 and 2011, respectively.

Noncontrolling interests in net earnings for 2012 increased $21.0 million, or 15%, from 2011, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.4% during 2012 from 18.1% as a result of us owning a higher ownership percentage in centers acquired over the past year.  The net earnings from discontinued operations attributable to noncontrolling interests were $1.9 million and $1.8 million during the years ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2013 and 2012 were $50.8 million and $46.4 million, respectively.  At December 31, 2013, we had working capital of $121.1 million, compared to $107.8 million at December 31, 2012.  Operating activities for 2013 generated $332.8 million in cash

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

flow from operations compared to $295.7 million in 2012.  The increase in operating cash flow resulted primarily from higher net earnings during 2013 compared to 2012 and a reduction in taxes paid in 2013 compared to 2012 due to additional goodwill amortization as a result of centers acquired in the latter half of 2012, offset by an increase of three days in our outstanding accounts receivable.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to the partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests in the years ended December 31, 2013 and 2012 were $184.1 million and $162.9 million, respectively.  Distributions to noncontrolling interests increased $21.2 million, or 13%, primarily as a result of additional centers in operation.

The principal source of our operating cash flow is the collection of accounts receivable from commercial payors, governmental payors and individuals.  Each of our surgery centers bills for services as delivered, usually within several days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our surgery centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our surgery centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At December 31, 2013 and 2012, our accounts receivable represented 36 and 33 days of revenue outstanding, respectively.  The increase in our days outstanding is due to the acquisition of nine multi-specialty centers in the latter part of 2012, which have a longer collection cycle than the average collection cycle of those centers owned prior to 2012.

During 2013, we had total acquisitions and capital expenditures of $102.5 million, which included:

•    $73.6 million for acquisitions of interests in ASCs and related transactions; and

•    $29.6 million for new or replacement property at existing centers, including $700,000 in new capital leases.

As of December 31, 2013, we had unfunded construction and equipment purchase commitments for centers under development or under renovation of approximately $953,000, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners. During 2013, we received approximately $300,000 in capital contributions by our partners.

As of December 31, 2012, we had a contingent purchase price obligation of $2.7 million.  During 2013, we paid $2.7 million to NSC as final settlement of such obligation.

We received approximately $3.6 million from the sale of our interests in three surgery centers during the year ended December 31, 2013.  During 2012, we received approximately $7.3 million from the sale of our interest in three surgery centers.  Cash from the sales was used to repay long-term debt.

On June 29, 2012, we amended our revolving credit agreement, which we utilize to, among other things, finance our acquisition and development projects and stock repurchase programs. As a result of the amendment, the availability under the credit agreement was increased $25.0 million to $475.0 million, the maturity date was extended and our interest rate spreads on our LIBOR option were reduced. On November 7, 2012, we further amended our revolving credit agreement and amended the note purchase agreement relating to our senior secured notes to allow for our issuance of the Senior Unsecured Notes (discussed below) and revise certain existing covenants. In connection with the amendment of the note purchase agreement relating to our senior secured notes, the interest rate on our senior secured notes increased to 8.04% from 6.04%. On June 14, 2013, we further amended our revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year from June 2017 to June 2018; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.25% to 2.0% from LIBOR plus 1.50% to 2.25%. At December 31, 2013, we had $222.5 million available under our revolving credit agreement.

On November 20, 2012, we completed a private offering of the Senior Unsecured Notes. The net proceeds from the issuance of the Senior Unsecured Notes were used to pay down a portion of the outstanding obligations on our credit facility. The Senior Unsecured Notes are pari passu in right of payment with our existing and future senior debt and senior to our existing and future subordinated debt. Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th through the maturity date on November 30, 2020. At December 31, 2013, we had approximately $1.2 million in accrued interest associated with the Senior Unsecured Notes reflected in other accrued liabilities. The Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions. In May 2013, the Company completed an exchange of the outstanding Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended.

During the year ended December 31, 2013, we had net repayments on long-term debt of $39.9 million. At December 31, 2013, we had $252.5 million outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our Senior Unsecured Notes and $69.6 million outstanding pursuant to our senior secured notes. Our senior secured notes began to amortize in quarterly installments beginning in August 2013. As of December 31, 2013, we were in compliance with all covenants contained in our revolving credit agreement, the note purchase agreement governing our senior secured notes and the indenture governing our Senior Unsecured Notes.

During the year ended December 31, 2013, we received approximately $33.3 million from the exercise of stock options under our employee stock incentive plans. As a result of the exercise of those options and the vesting of restricted stock, we generated an excess tax benefit of $7.2 million, which combined with the $4.9 million of deferred tax assets previously recorded upon the initial expensing of these instruments, resulted in a $12.1 million reduction in our taxes payable.

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40.0 million of our shares of common stock. We completed this repurchase program in August 2013. On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

million of our shares of common stock to be purchased through February 9, 2015. As of December 31, 2013, there was approximately $27.1 million available under the stock repurchase program. We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.

During the year ended December 31, 2013, we repurchased 1,154,378 shares for $42.7 million to mitigate the dilutive effect of shares issued pursuant to stock option exercises. In addition, we repurchased 102,252 shares with a value of approximately $3.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

In December of 2012, we entered into a lease agreement with an initial term of 15 years plus renewal options pursuant to which we have agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. We intend that the building will serve as our corporate headquarters beginning in 2015.  Our annual rental obligation at the inception of the lease will be approximately $2.3 million and will increase by 1.9% annually thereafter during the initial term. In addition to base rent, we will pay additional rent consisting of, among other things, operating expenses, real estate taxes and insurance costs. The landlord will provide us with an allowance of approximately $4,400,000 for certain interior tenant improvements.  During 2014, we expect to incur additional capital expenditures of approximately $10.0 million related to our corporate move, which includes the costs of furniture, equipment and additional tenant improvements.  We intend to fund these purchases using cash generated from our operations or borrowings under our revolving credit facility.

The following schedule summarizes our contractual obligations by period as of December 31, 2013 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt, including interest (1)	$733,383	$44,300	$77,161	$317,318	$294,604
Capital lease obligations, including interest	14,304	2,039	3,077	2,184	7,004
Operating leases, including renewal option periods (2)	583,012	47,704	92,329	88,892	354,087
Construction in progress commitments	953	953	-	-	-
Liability for unrecognized tax benefits	6,888	-	6,888	-	-

Total contractual cash obligations	$1,338,540	$94,996	$179,455	$408,394	$655,695

(1)

Our long-term debt may increase based on future acquisition activity.  We will use our operating cash flow to repay our existing long-term debt under our revolving credit facility, our senior secured notes and our Senior Unsecured Notes prior to or on their maturity dates.

(2)

Operating lease obligations do not include common area maintenance, or CAM, insurance or tax payments for which we were also obligated.  Total expense related to CAM, insurance and taxes for 2013 was approximately $8.6 million.

In addition, as of February 26, 2014, we had available under our revolving credit agreement $189.0 million for acquisition borrowings.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2013, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.5 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2014.

In November of 2012, we issued $250.0 million principal amount of the Senior Unsecured Notes. The issuance of the Senior Unsecured Notes and the amendment to our senior secured notes resulted in an increase in our interest paid in 2013 compared to 2012.  Also in 2012, in connection with the issuance of the Senior Unsecured Notes, we amended our senior secured notes which resulted in an increase in the applicable interest rate from 6.04% to 8.04%.

The table below provides information as of December 31, 2013 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair
								Value at
	Years Ended December 31,							December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2013

Fixed rate	$20,134	$17,119	$14,325	$13,097	$12,206	$272,077	$348,958	$364,349
Average interest
rate	6.1%	6.4%	7.0%	7.4%	7.6%	5.8%

Variable rate	$710	$632	$578	$325	$252,831	$108	$255,184	$255,184
Average interest
rate	3.1%	3.2%	3.1%	2.5%	2.1%	2.5%

The average interest rates on these borrowings at December 31, 2013 remained consistent as compared to December 31, 2012. The maturities of our long term debt remain relatively consistent from 2012 to 2013. The overall reduction in our total borrowings from 2012 to 2013 principally resulted from the use of our cash flow generated from operations to pay down our revolving credit facility.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 26, 2014

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Balance Sheets

December 31, 2013 and 2012

(In thousands)

	2013	2012

Assets

Current assets:
Cash and cash equivalents	$50,840	$46,398
Accounts receivable, net of allowance of $27,862 and $22,379, respectively	105,072	96,752
Supplies inventory	18,414	18,406
Deferred income taxes	3,097	3,088
Prepaid and other current assets	33,602	27,537

Total current assets	211,025	192,181

Property and equipment, net	169,895	166,612
Investments in unconsolidated affiliates and long-term notes receivable	16,392	11,274
Goodwill	1,758,970	1,652,002
Intangible assets, net	21,662	22,517

Total assets	$2,177,944	$2,044,586

Liabilities and Equity

Current liabilities:
Current portion of long-term debt	$20,844	$17,407
Accounts payable	27,501	23,509
Accrued salaries and benefits	32,294	29,251
Other accrued liabilities	9,231	14,246

Total current liabilities	89,870	84,413

Long-term debt	583,298	620,705
Deferred income taxes	176,020	137,648
Other long-term liabilities	25,503	25,972
Commitments and contingencies
Noncontrolling interests – redeemable	177,697	175,382
Preferred stock, no par value, 5,000 shares authorized, no shares issued or outstanding	-	-

Equity:
Common stock, no par value, 70,000 shares authorized, 32,353 and 31,941
shares outstanding, respectively	185,873	183,867
Retained earnings	578,324	505,621

Total AmSurg Corp. equity	764,197	689,488
Noncontrolling interests – non-redeemable	361,359	310,978

Total equity	1,125,556	1,000,466

Total liabilities and equity	$2,177,944	$2,044,586

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Earnings

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except earnings per share)

	2013	2012	2011

Revenues	$1,079,343	$923,182	$772,075

Operating expenses:
Salaries and benefits	333,190	290,063	238,738
Supply cost	157,771	131,055	101,364
Other operating expenses	222,677	193,025	168,347
Depreciation and amortization	33,028	29,850	25,645

Total operating expenses	746,666	643,993	534,094

Gain on deconsolidation	2,237	-	-
Equity in earnings of unconsolidated affiliates	3,151	1,564	613

Operating income	338,065	280,753	238,594

Interest expense	29,538	16,967	15,327

Earnings from continuing operations before income taxes	308,527	263,786	223,267

Income tax expense	49,754	42,364	34,973

Net earnings from continuing operations	258,773	221,422	188,294

Discontinued operations:
Earnings from operations of discontinued interests in surgery centers,
net of income tax	169	2,196	3,363
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax	2,602	25	(1,543)

Net earnings from discontinued operations	2,771	2,221	1,820

Net earnings	261,544	223,643	190,114

Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	186,120	159,187	138,269
Net earnings from discontinued operations	2,721	1,893	1,848

Total net earnings attributable to noncontrolling interests	188,841	161,080	140,117

Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$62,563	$49,997

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$72,653	$62,235	$50,025
Discontinued operations, net of income tax	50	328	(28)

Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$62,563	$49,997

Earnings per share-basic:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$2.32	$2.02	$1.64
Net earnings from discontinued operations attributable to
AmSurg Corp. common shareholders	-	0.01	-

Net earnings attributable to AmSurg Corp. common shareholders	$2.32	$2.03	$1.64

Earnings per share-diluted:
Net earnings from continuing operations attributable to
AmSurg Corp. common shareholders	$2.27	$1.97	$1.60
Net earnings from discontinued operations attributable to
AmSurg Corp. common shareholders	-	0.01	-

Net earnings attributable to AmSurg Corp. common shareholders	$2.28	$1.98	$1.60

Weighted average number of shares and share equivalents outstanding:
Basic	31,338	30,773	30,452
Diluted	31,954	31,608	31,211

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011

Net earnings	$261,544	$223,643	$190,114

Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	-	-	515

Comprehensive income, net of income tax	261,544	223,643	190,629

Less comprehensive income attributable to noncontrolling interests	188,841	161,080	140,117

Comprehensive income attributable to AmSurg Corp. common shareholders	$72,703	$62,563	$50,512

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)	Earnings

Balance at January 1, 2011	31,040	$171,522	$393,061	$(515)	$12,799	$576,867	$147,740
Issuance of restricted common stock	277	-	-	-	-	-	-
Cancellation of restricted common stock	(1)	(9)	-	-	-	(9)	-
Stock options exercised	374	6,872	-	-	-	6,872	-
Stock repurchased	(406)	(10,007)	-	-	-	(10,007)	-
Share-based compensation	-	6,178	-	-	-	6,178	-
Tax benefit related to exercise
of stock options	-	649	-	-	-	649	-
Net earnings	-	-	49,997	-	10,181	60,178	129,936	$190,114
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(9,502)	(9,502)	(129,979)
Purchase of noncontrolling interest	-	195	-	-	(817)	(622)	(788)
Sale of noncontrolling interest	-	(1,702)	-	-	439	(1,263)	1,771
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	-	122,276	122,276	21,390
Disposals and other transactions
impacting noncontrolling interests	-	(511)	-	-	(3,154)	(3,665)	566
Gain on interest rate swap, net of
income tax expense of $332	-	-	-	515	-	515	-

Balance at December 31, 2011	31,284	173,187	443,058	-	132,222	748,467	170,636
Issuance of restricted common stock	281	-	-	-	-	-	-
Cancellation of restricted common stock	(2)	-	-	-	-	-	-
Stock options exercised	842	18,214	-	-	-	18,214	-
Stock repurchased	(464)	(13,101)	-	-	-	(13,101)	-
Share-based compensation	-	6,692	-	-	-	6,692	-
Tax benefit related to exercise
of stock options	-	1,834	-	-	-	1,834	-
Net earnings	-	-	62,563	-	26,303	88,866	134,777	$223,643
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(26,514)	(26,514)	(136,356)
Purchase of noncontrolling interest	-	252	-	-	(421)	(169)	(81)
Sale of noncontrolling interest	-	(2,794)	-	-	4,352	1,558	-
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	-	175,036	175,036	7,038
Disposals and other transactions
impacting noncontrolling interests	-	(417)	-	-	-	(417)	(632)

Balance at December 31, 2012	31,941	$183,867	$505,621	$-	$310,978	$1,000,466	$175,382

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity – (continued)

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	AmSurg Corp. Shareholders
							Non-
					Non-		Controlling
				Accumulated	Controlling		Interests –
				Other	Interests –	Total	Redeemable
	Common Stock		Retained	Comprehensive	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)	Earnings

Balance at December 31, 2012	31,941	$183,867	$505,621	$-	$310,978	$1,000,466	$175,382
Issuance of restricted common stock	292	-	-	-	-	-	-
Cancellation of restricted common stock	(16)	-	-	-	-	-	-
Stock options exercised	1,393	33,349	-	-	-	33,349	-
Stock repurchased	(1,257)	(45,964)				(45,964)
Share-based compensation	-	8,321	-	-	-	8,321	-
Tax benefit related to exercise
of stock options	-	7,247	-	-	-	7,247	-
Net earnings	-	-	72,703	-	49,789	122,492	139,052	$261,544
Distributions to noncontrolling
interests, net of capital contributions	-	-	-	-	(49,533)	(49,533)	(134,298)
Purchase of noncontrolling interest	-	679	-	-	(1,926)	(1,247)	(319)
Sale of noncontrolling interest	-	(1,626)	-	-	2,327	701	852
Acquisitions and other transactions
impacting noncontrolling interests	-	-	-	-	50,041	50,041	-
Disposals and other transactions
impacting noncontrolling interests	-	-	-	-	(317)	(317)	(2,972)

Balance at December 31, 2013	32,353	$185,873	$578,324	$-	$361,359	$1,125,556	$177,697

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	2013	2012	2011

Cash flows from operating activities:
Net earnings	$261,544	$223,643	$190,114
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	33,028	29,850	25,645
Net gain on sale of long-lived assets	(1,468)	(1,065)	(1,518)
Gain on deconsolidation	(2,237)	-	-
Share-based compensation	8,321	6,692	6,178
Excess tax benefit from share-based compensation	(7,247)	(1,784)	(977)
Deferred income taxes	38,363	24,558	23,623
Equity in earnings of unconsolidated affiliates	(3,151)	(1,564)	(613)
Increase (decrease) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,297)	8,061	(2,122)
Supplies inventory	132	110	168
Prepaid and other current assets	(5,308)	(4,651)	838
Accounts payable	441	579	(2,205)
Accrued expenses and other liabilities	6,693	7,550	2,329
Other, net	5,010	3,673	1,963

Net cash flows provided by operating activities	332,824	295,652	243,423

Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(73,594)	(277,388)	(239,223)
Acquisition of property and equipment	(28,856)	(28,864)	(22,170)
Proceeds from sale of interests in surgery centers	3,553	7,309	7,026
Other	159	-	-

Net cash flows used in investing activities	(98,738)	(298,943)	(254,367)

Cash flows from financing activities:
Proceeds from long-term borrowings	162,204	565,566	288,869
Repayment on long-term borrowings	(202,083)	(394,164)	(129,107)
Distributions to noncontrolling interests	(184,149)	(162,941)	(138,724)
Proceeds from issuance of common stock upon exercise of stock options	33,349	18,214	6,872
Repurchase of common stock	(45,964)	(13,101)	(10,007)
Capital contributions and ownership transactions by noncontrolling interests	1,074	1,595	660
Excess tax benefit from share-based compensation	7,247	1,784	977
Financing cost incurred	(1,322)	(7,982)	(2,025)

Net cash flows (used in) provided by financing activities	(229,644)	8,971	17,515

Net increase in cash and cash equivalents	4,442	5,680	6,571
Cash and cash equivalents, beginning of year	46,398	40,718	34,147

Cash and cash equivalents, end of year	$50,840	$46,398	$40,718

See accompanying notes to the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

a.     Principles of Consolidation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company does not have an ownership interest in a limited partnership or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in six limited partnerships and LLCs, three of which it consolidates as the Company has substantive participation rights and three of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated limited partnerships and LLCs.  Consolidation of such limited partnerships and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the limited partnerships and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All limited partnerships and LLCs and noncontrolling partners are referred to herein as (“partnerships”) and (“partners”), respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, in instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of income; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the consolidated statements of cash flows.

As further described in note 14, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2013, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Each of the Company’s centers have similar economic characteristics and are aggregated into a single component.  The Company operates this component as one reportable business segment, the ownership and operation of ambulatory surgery centers.

b.     Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities of less than three months when purchased.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

c.     Accounts Receivable

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at December 31, 2013 and 2012 reflect allowances for contractual adjustments of $289,937,000 and $216,363,000, respectively, and allowance for bad debt expense of $27,862,000 and $22,379,000, respectively.

d.     Supplies Inventory

Supplies inventory consists of medical and drug supplies and is recorded at cost on a first-in, first-out basis.

e.     Prepaid and Other Current Assets

At December 31, 2013, prepaid and other current assets were comprised of short-term investments of $13,313,000, other prepaid expenses of $7,099,000, prepaid insurance expense of $5,631,000, other current receivables of $6,126,000 and other current assets of $1,433,000.  At December 31, 2012, prepaid and other current assets were comprised of short-term investments of $8,804,000, other prepaid expenses of $6,462,000, prepaid insurance expense of $4,963,000, other current receivables of $5,926,000 and other current assets of $1,382,000.

f.      Property and Equipment, net

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

g.     Goodwill

The Company evaluates goodwill for impairment at least on an annual basis and more frequently if certain indicators are encountered.  Goodwill is to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired.  The Company has determined that it has one operating, as well as one reportable, segment.  For impairment testing purposes, the centers qualify as components of that operating segment.  Because they have similar economic characteristics, the components are aggregated and deemed a single reporting unit.  The Company completed its annual impairment test as of December 31, 2013, and determined that goodwill was not impaired.

h.     Intangible Assets

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

i.      Other Long-Term Liabilities

At December 31, 2013, other long-term liabilities are comprised of deferred rent of $14,637,000, tax-effected unrecognized benefits of $6,888,000 (see note 1(k)), unfavorable lease liability of $3,034,000 and other long-term liabilities of $944,000.  At December 31, 2012, other long-term liabilities are comprised of deferred rent of $12,134,000, tax-effected unrecognized benefits of $10,113,000 (see note 1(k)), unfavorable lease liability of $3,559,000 and other long-term liabilities of $166,000.

j.      Revenue Recognition

Center revenues consist of billing for the use of the centers’ facilities directly to the patient or third-party payor and, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), billing for anesthesia services provided by medical professionals employed or contracted by our centers.  Such revenues are recognized when the related surgical procedures are performed.  Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the years ended December 31, 2013, 2012 and 2011, the Company derived approximately 25%, 27% and

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

29%, respectively, of its revenues from government healthcare programs, primarily Medicare, and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

k.     Operating Expenses

Substantially all of the Company’s operating expenses relate to the cost of revenues and the delivery of care at the Company’s surgery centers.  Such costs primarily include the surgery centers’ clinical and administrative salaries and benefits, supply cost, rent and other variable expenses, such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense.  Bad debt expense for continuing operations was approximately $21,947,000, $20,005,000 and $18,230,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

l.      Income Taxes

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

m.    Earnings Per Share

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

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increasing its financing cash flows by $7,247,000, $1,784,000 and $977,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company examines its concentrations of holdings, its historical patterns of award exercises and forfeitures as well as forward-looking factors, in an effort to determine if there were any discernible employee populations.  From this analysis, the Company has identified three employee populations, consisting of senior executives, officers and all other recipients.  The expected volatility rate applied was estimated based on historical volatility.  The expected term assumption applied is based on contractual terms, historical exercise and cancellation patterns and forward-looking factors where present for each population identified.  The risk-free interest rate used is based on the U.S. Treasury yield curve in effect at the time of the grant.  The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population identified.  The Company will adjust the estimated forfeiture rate to its actual experience.  The Company intends to retain its earnings to finance growth and development of the business and does not expect to disclose or pay any cash dividends in the foreseeable future.

o.     Use of Estimates

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

p.     Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and these notes have been reclassified to reflect the impact of additional discontinued operations as further discussed in note 3.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

2.  Acquisitions and Investments in Unconsolidated Affiliates

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

During 2013 and 2012, the Company, through a wholly owned subsidiary, acquired a controlling interest in five centers and 17 centers, respectively.  One of the centers acquired during 2012 was immediately merged into an existing center.

The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during December 31, 2013 and 2012 was approximately $73,594,000 and $277,388,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

In conjunction with the Company’s acquisition of 17 centers from National Surgical Care, Inc.  (“NSC”) on September 1, 2011, the Company agreed to pay as additional consideration an amount up to $7,500,000 based on a multiple of the excess earnings over the targeted earnings of the acquired centers, if any, from the period of January 1, 2012 to December 31, 2012.  At December 31, 2012, the Company had a contingent purchase price obligation of $2,744,000, which was paid during 2013 as final settlement of the additional consideration due in accordance with the purchase agreement.

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2013 and 2012, including post acquisition date adjustments recorded to finalize purchase price allocations, are as follows (in thousands):

	2013	2012

Accounts receivable	$4,011	$11,572
Supplies inventory, prepaid and other current assets	2,014	4,750
Property and equipment	6,894	23,546
Goodwill	116,243	429,504
Other intangible assets	-	800
Accounts payable	(2,214)	(3,199)
Other accrued liabilities	(532)	(2,387)
Long-term debt	(3,028)	(6,954)
Other long-term liabilities	(254)	-

Total fair value	123,134	457,632
Less: Fair value attributable to noncontrolling interests	49,792	182,073

Acquisition date fair value of total consideration transferred	$73,342	$275,559

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  During 2013 and 2012, approximately $70,147,000 and $260,547,000, respectively, of goodwill recorded was deductible for tax purposes. Associated with the transactions discussed above, the Company incurred and expensed in other operating expenses in the accompanying consolidated statements of earnings approximately $300,000 and $700,000 in acquisition related costs during 2013 and 2012, respectively.

Revenues and net earnings included in the years ended December 31, 2013 and 2012 associated with these acquisitions are as follows (in thousands):

	2013	2012

Revenues	$15,616	$11,247

Net earnings	4,596	3,441
Less: Net earnings attributable to noncontrolling interests	2,603	1,977

Net earnings attributable to AmSurg Corp. common shareholders	$1,993	$1,464

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The unaudited consolidated pro forma results for the years ended December 31, 2013 and 2012, assuming all 2013 acquisitions had been consummated on January 1, 2012 and all 2012 acquisitions had been consummated on January 1, 2011, are as follows (in thousands, except per share data):

	2013	2012

Revenues	$1,108,686	$1,116,214
Net earnings	269,903	261,251
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	75,411	76,893
Net earnings	75,461	77,221
Net earnings from continuing operations per common share:
Basic	$2.41	$2.50
Diluted	$2.36	$2.43
Net earnings:
Basic	$2.41	$2.51
Diluted	$2.36	$2.44
Weighted average number of shares and share equivalents:
Basic	31,338	30,773
Diluted	31,954	31,608

During 2013, the Company entered into a transaction whereby it contributed cash plus a controlling interest in one center in exchange for a noncontrolling interest in an entity that, after the completion of the transaction, controls the contributed center and one additional center.  Management of the Company believes this structure provides both economies of scale and potential future growth opportunities in the market.  As a result of the transaction, the Company recorded in the accompanying consolidated balance sheets the fair value of the noncontrolling interest in the entity which now controls the contributed centers of approximately $5,201,000 as a component of investments in unconsolidated affiliates and long term notes receivable.  The Company also recognized a gain on deconsolidation in the accompanying consolidated statements of earnings and comprehensive income of approximately $2,237,000.  Such gain was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction.  The fair value of the Company’s noncontrolling interest was based on various estimates of the expected future earnings under likely scenarios which were weighted by the probability of each outcome using a range of expected probability of 5% to 30%. Subsequent to the completion of this transaction, the center contributed by the Company was merged into the acquired center.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

3.  Dispositions

The Company initiated the dispositions of certain of its centers primarily due to management’s assessment of the limited growth opportunities at these centers and as a result of certain market driven strategies.  Results of operations of the centers discontinued for the years ended December 31, 2013, 2012 and 2011, are as follows (in thousands):

	2013	2012	2011

Cash proceeds from disposal	$3,553	$7,309	$7,026
Net earnings from discontinued operations	2,771	2,221	1,820
Net gain (loss) from discontinued operations attributable to AmSurg Corp.	50	328	(28)

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued surgery centers for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

Revenues	$3,224	$10,975	$18,814
Earnings before income taxes	227	2,724	4,318
Net earnings	169	2,196	3,363

4.  Property and Equipment

Property and equipment at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Building and improvements	$161,805	$151,270
Movable equipment and software	228,212	208,541
Construction in progress	2,321	2,313

	392,338	362,124
Less accumulated depreciation	(222,443)	(195,512)

Property and equipment, net	$169,895	$166,612

The Company capitalized interest in the amount of $24,000, $43,000 and $85,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  At December 31, 2013, the Company and its partnerships had unfunded construction and equipment purchases of approximately $953,000 in order to complete construction in progress.  Depreciation expense for continuing and discontinued operations for the years ended December 31, 2013, 2012 and 2011 was $32,974,000, $30,072,000 and $26,068,000, respectively.

5.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Balance, beginning of period	$1,652,002	$1,229,298
Goodwill acquired, including post acquisition adjustments	112,951	429,504
Goodwill disposed, including impact of deconsolidation transaction	(5,983)	(6,800)

Balance, end of period	$1,758,970	$1,652,002

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Amortizable intangible assets at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013			2012
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Deferred financing cost	$15,814	$(4,953)	$10,861	$14,523	$(3,029)	$11,494
Agreements, contracts and other intangible assets	3,448	(2,472)	976	3,448	(2,250)	1,198

Total amortizable intangible assets	$19,262	$(7,425)	$11,837	$17,971	$(5,279)	$12,692

Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $2,178,000, $1,415,000 and $1,472,000, respectively.  During 2012, deferred financing costs increased approximately $6,200,000 related to the issuance of the senior unsecured notes.  Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2013, with a weighted average amortization period of 5.7 years, is $2,243,000, $2,242,000, $2,242,000, $1,988,000, $1,424,000 and $1,698,000.

At December 31, 2013 and 2012, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,825,000, respectively.

6.  Long-term Debt

Long-term debt at December 31, 2013 and 2012 was comprised of the following (in thousands):

	2013	2012

Revolving credit agreement (average rate of 2.1%)	$252,500	$279,780
Senior Unsecured Notes due 2020 (5.625%)	250,000	250,000
Senior Secured Notes due 2020 (8.04%)	69,643	75,000
Other debt at an average rate of 3.6%, due through 2025	21,149	21,350
Capitalized lease arrangements at an average rate of 5.3%, due through 2026	10,850	11,982

	604,142	638,112
Less current portion	20,844	17,407

Long-term debt	$583,298	$620,705

Principal payments required on the Company’s long-term debt and capital leases in the five years and thereafter subsequent to December 31, 2013 are $20,844,000, $17,751,000, $14,903,000, $13,422,000, $265,037,000, and $272,185,000.

a.     Credit Facility

On June 29, 2012, the Company amended its revolving credit agreement to increase the borrowing capacity and adjust the interest rate spreads.   On November 7, 2012, the Company further amended its revolving credit agreement to allow for the Company’s issuance of the 5.625% senior unsecured notes (discussed below), which resulted in certain adjustments to the existing covenants. On June 14, 2013, the Company amended its revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year. The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof; provides for a fee of 0.25% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2018 and are secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and the Company’s partnership and membership interests in the limited partnerships and limited liability companies.  The Company was in compliance with the covenants contained in the revolving credit agreement at December 31, 2013.

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

The Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the Senior Unsecured Notes at December 31, 2013.

c.     Senior Secured Notes

The Company issued $75,000,000 principal amount of senior secured notes (the “Senior Secured Notes”) on May 28, 2010 pursuant to a note purchase agreement.  The Senior Secured Notes mature on May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the Senior Unsecured Notes, which resulted in an increase in the annual interest rate of 2.00% to 8.04%, and included certain other adjustments to the existing covenants.  The Senior Secured Notes are pari passu with the indebtedness under the Company’s revolving credit agreement and the Senior Unsecured Notes and principal payments began in August 2013.  The note purchase agreement governing the Senior Secured Notes contains covenants similar to the covenants in the revolving credit agreement and includes a make whole provision in the event of any prepayment of principle.  The Company was in compliance with the covenants contained in the note purchase agreement relating to the Senior Secured Notes at December 31, 2013.

d.     Other Debt

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the centers with a book value of approximately $74,150,000.  The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

7.  Derivative Instruments

The Company entered into an interest rate swap agreement in April 2006, the objective of which was to hedge exposure to the variability of the future expected cash flows attributable to the variable interest rate of a portion of the Company’s outstanding balance under its revolving credit agreement.  The interest rate swap matured in April 2011.  Prior to April 2011, the interest rate swap had a notional amount of $50,000,000.  The Company paid to the counterparty a fixed rate of 5.365% of the notional amount of the interest rate swap and received a floating rate from the counterparty based on LIBOR.  In the opinion of management and as permitted by Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”), the interest rate swap (as a cash flow hedge) was a fully effective hedge.  Payments or receipts of cash under the interest rate swap were shown as a part of operating cash flows, consistent with the interest expense incurred pursuant to the revolving credit agreement.  An increase in the fair value of the interest rate swap, net of tax, of $515,000 was included in other comprehensive income in the year ended December 31, 2011.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2013 and 2012, with the exception of the contingent purchase price payable, the Company utilized Level 2 inputs to perform such measurements methods which were commensurate with the

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

market approach.  The Company utilized Level 3 inputs, which utilizes unobservable data, to measure the fair value of the contingent purchase price payable (in thousands):

	2013	2012

Assets:
Supplemental executive retirement savings plan investments - Level 2	$13,313	$8,804

Liabilities:
Contingent purchase price payable - Level 3 (see note 2)	$-	$2,744

The fair value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets, was determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments.  The fair value of the contingent purchase price payable related to the centers acquired from NSC as of December 31, 2012, was determined utilizing the actual earnings of those centers during the earnout period, January 1, 2012 to December 31, 2012, in accordance with the purchase agreement.  During the year ended December 31, 2013, the Company paid $2,744,000 as final settlement of the contingent purchase price payable using its revolving credit facility.  There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2013.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $348,958,000, was approximately $364,349,000 at December 31, 2013.  The fair value of variable-rate long-term debt approximates its carrying value of $255,184,000 at December 31, 2013.  The fair value of fixed rate long-term debt, with a carrying value of $354,105,000, was approximately $379,036,000 at December 31, 2012.  The fair value of variable-rate long-term debt approximates its carrying value of $284,007,000 at December 31, 2012.With the exception of the Company’s Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

9.  Leases

The Company has entered into various building and equipment capital and operating leases for its surgery centers in operation and under development and for office space, expiring at various dates through 2033.  Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2013 were as follows (in thousands):

	Capitalized	Operating
Year Ended December 31,	Equipment Leases	Leases

2014	$2,040	$47,704
2015	1,673	46,557
2016	1,404	45,772
2017	1,184	45,174
2018	1,000	43,718
Thereafter	7,003	354,087

Total minimum rentals	14,304	$583,012
Less amounts representing interest at rates ranging from 2.9% to 11.8%	3,454

Capital lease obligations	$10,850

At December 31, 2013, buildings and equipment with a cost of approximately $13,950,000 and accumulated depreciation of approximately $3,635,000 were held under capital leases.  The Company and the partners in the partnerships have guaranteed payment of certain of these leases.  Rental expense for continuing and discontinued operations for operating leases for the years ended December 31, 2013, 2012 and 2011 was approximately $52,641,000, $47,278,000 and $42,413,000, respectively.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

10.  Shareholders’ Equity

a.     Common Stock

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock.  The Company completed this repurchase program in August 2013.  On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased through February 9, 2015.  As of December 31, 2013, there was approximately $27,100,000 available under the stock repurchase program.

During the year ended 2013, the Company purchased 1,154,378 shares of the Company’s common stock for approximately $42,652,000, at an average price of $36.93 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.  During the year ended 2012, the Company purchased 415,084 shares of the Company’s common stock for approximately $11,838,000, at an average price of $28.50 per share.  In addition, during 2013 and 2012, the Company repurchased 102,252 shares and 48,139 shares, respectively, of common stock for approximately $3,312,000 and $1,263,000, respectively, to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

b.     Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At December 31, 2013, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 895,822 shares were available for future equity grants, including 733,704 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2012 vested over a two year period and restricted stock granted to outside directors in 2012 and 2013 vest over a one year period.  Shares held by outside directors are subject to certain holding restrictions.  Restricted stock granted to employees during 2010 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant.  Shares held by the Company’s senior management are subject to certain holding restrictions.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	2013	2012	2011

Share-based compensation expense	$8,321	$6,692	$6,178
Fair value of shares vested	11,742	6,425	7,356
Cash received from option exercises	33,349	18,214	6,872
Tax benefit from option exercises	7,247	1,784	977

As of December 31, 2013, the Company had total unrecognized compensation cost of approximately $7,426,000 related to non-vested awards, which the Company expects to recognize through 2017 and over a weighted-average period of 1.0 year.

Average outstanding share-based awards to purchase approximately 20,000 and 923,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the years ended December 31, 2012 and 2011, respectively, were not included in the calculation of diluted securities under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact. During the year ended December 31, 2013, there were no options that were anti-dilutive.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2013, is as follows:

		Weighted
	Number	Average
	of	Grant
	Shares	Price

Non-vested shares at January 1, 2011	664,909	$22.16
Shares granted	276,869	21.78
Shares vested	(208,949)	23.11
Shares forfeited	(417)	24.75

Non-vested shares at December 31, 2011	732,412	$21.91
Shares granted	281,429	26.78
Shares vested	(183,019)	25.98
Shares forfeited	(2,136)	26.26

Non-vested shares at December 31, 2012	828,686	$22.50
Shares granted	291,863	31.66
Shares vested	(360,337)	21.55
Shares forfeited	(16,343)	23.11

Non-vested shares at December 31, 2013	743,869	$26.54

A summary of stock option activity for the three years ended December 31, 2013 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of	Exercise	Term
	Shares	Price	(in years)

Outstanding at January 1, 2011	2,901,989	$22.49	4.5
Options exercised with total intrinsic value of $2,482,000	(374,350)	18.36
Options terminated	(17,585)	25.42

Outstanding at December 31, 2011	2,510,054	$23.09	3.4
Options exercised with total intrinsic value of $6,287,000	(841,599)	21.64
Options terminated	(5,625)	21.85

Outstanding at December 31, 2012	1,662,830	$23.82	2.9
Options exercised with total intrinsic value of $33,349,000	(1,392,366)	23.95

Outstanding at December 31, 2013 with aggregate intrinsic value of $6,156,000	270,464	$23.16	2.5

Vested or expected to vest at December 31, 2013 with total intrinsic value of $6,156,000	270,464	$23.16	2.5

Exercisable at December 31, 2013 with total intrinsic value of $6,156,000	270,464	$23.16	2.5

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2013 exercised their options at the Company’s closing stock price on December 31, 2013.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

			Per
	Earnings	Shares	Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2013:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$72,653	31,338	$2.32
Effect of dilutive securities options and non-vested shares	-	616

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$72,653	31,954	$2.27

Net earnings attributable to AmSurg Corp. per common share (basic)	$72,703	31,338	$2.32
Effect of dilutive securities options and non-vested shares	-	616

Net earnings attributable to AmSurg Corp. per common share (diluted)	$72,703	31,954	$2.28

For the year ended December 31, 2012:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$62,235	30,773	$2.02
Effect of dilutive securities options and non-vested shares	-	835

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$62,235	31,608	$1.97

Net earnings attributable to AmSurg Corp. per common share (basic)	$62,563	30,773	$2.03
Effect of dilutive securities options and non-vested shares	-	835

Net earnings attributable to AmSurg Corp. per common share (diluted)	$62,563	31,608	$1.98

For the year ended December 31, 2011:
Net earnings from continuing operations attributable to
AmSurg Corp. per common share (basic)	$50,025	30,452	$1.64
Effect of dilutive securities options and non-vested shares	-	759

Net earnings from continuing operations attributable to
AmSurg Corp. per common share (diluted)	$50,025	31,211	$1.60

Net earnings attributable to AmSurg Corp. per common share (basic)	$49,997	30,452	$1.64
Effect of dilutive securities options and non-vested shares	-	759

Net earnings attributable to AmSurg Corp. per common share (diluted)	$49,997	31,211	$1.60

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

11.  Income Taxes

Total income taxes expense (benefit) for the years ended December 31, 2013, 2012 and 2011 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2013	2012	2011

Income from continuing operations	$49,754	$42,364	$34,973
Discontinued operations	(1,091)	1,574	3,032
Shareholders’ equity	(7,381)	(1,581)	(649)
Other comprehensive income	-	-	332

Total	$41,282	$42,357	$37,688

Income tax expense from continuing operations for the years ended December 31, 2013, 2012 and 2011 was comprised of the following (in thousands):

	2013	2012	2011

Current:
Federal	$8,437	$15,326	$11,671
State	3,724	4,974	3,541
Deferred:
Federal	31,909	18,488	17,502
State	5,684	3,576	2,259

Income tax expense	$49,754	$42,364	$34,973

Income tax expense from continuing operations for the years ended December 31, 2013, 2012 and 2011 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2013	2012	2011

Statutory federal income tax	$107,984	$92,325	$78,143
Less federal income tax assumed directly by noncontrolling interests	(65,142)	(55,715)	(48,394)
State income taxes, net of federal income tax benefit	5,539	5,309	3,642
Increase in valuation allowances	924	419	1,622
Interest related to unrecognized tax benefits	(155)	(109)	(83)
Other	604	135	43

Income tax expense	$49,754	$42,364	$34,973

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  Decreases in interest obligations of $189,000, $132,000 and $109,000 were recognized in the consolidated statement of earnings for the years ended December 31, 2013, 2012 and 2011, respectively, resulting in a total recognition of interest obligations of approximately $943,000 and $1,132,000 in the consolidated balance sheet at December 31, 2013 and 2012, respectively.  No amounts for penalties have been recorded.

The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature.  A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011

Balance at beginning of year	$9,235	$7,252	$7,144
Additions for tax positions of current year	46	119	342
Increases (decreases) for tax positions taken during a prior period	-	1,985	(190)
Lapse of statute of limitations	(2,951)	(121)	(44)

Balance at end of year	$6,330	$9,235	$7,252

The Company believes that the total amount of increases in unrecognized tax benefits within the next 12 months will not be significant.  The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $150,000.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012

Deferred tax assets:
Allowance for uncollectible accounts	$897	$884
Accrued assets and other	5,292	5,212
Valuation allowances	(2,021)	(2,084)

Total current deferred tax assets	4,168	4,012

Share-based compensation	7,635	9,500
Interest on unrecognized tax benefits	230	363
Accrued liabilities and other	3,629	3,077
Operating and capital loss carryforwards	9,185	9,169
Valuation allowances	(7,665)	(7,265)

Total non-current deferred tax assets	13,014	14,844

Total deferred tax assets	17,182	18,856

Deferred tax liabilities:
Prepaid expenses	1,071	925
Property and equipment, principally due to differences in depreciation	4,137	3,997
Goodwill, principally due to differences in amortization	184,897	148,494

Total deferred tax liabilities	190,105	153,416

Net deferred tax liabilities	$172,923	$134,560

The net deferred tax liabilities at December 31, 2013 and 2012 were recorded as follows (in thousands):

	2013	2012

Current deferred income tax assets	$3,097	$3,088
Non-current deferred income tax liabilities	176,020	137,648

Net deferred tax liabilities	$172,923	$134,560

The Company has provided valuation allowances on its gross deferred tax assets to the extent that management does not believe that it is more likely than not that such asset will be realized.  Capital loss carryforwards will begin to expire in 2014, and state net operating losses will begin to expire in 2015.

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

Related party payments for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	2013	2012	2011

Operating leases	$29,240	$29,079	$29,137
Salaries and benefits	72,892	65,908	64,830
Billing fees	11,591	11,126	11,240
Medical advisory services	2,993	2,671	2,575

The Company also reimburses their physician partners for operating expenses paid by the physician partners to third party providers on the behalf of the surgery center. The Company believes that the foregoing transactions are reasonably expected to benefit the Company and that the amount of reimbursed expenses included in other operating expenses in the accompanying consolidated statements of earnings for each of the years ended December 31, 2013, 2012 and 2011 were not significant.

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

13.  Employee Benefit Programs

The Company maintains the AmSurg 401(k) Plan and Trust.  This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits.  Company contributions are based on specified percentages of employee compensation.  The Company funds contributions as accrued.  The Company’s contributions for the years ended December 31, 2013, 2012 and 2011 were approximately $1,095,000, $1,031,000 and $594,000, respectively, and vest immediately or incrementally over five years, depending on the tenures of the respective employees for which the contributions were made.

The Company maintains the Supplemental Executive and Director Retirement Savings Plan.  This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation.  Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years.  The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets.  Employer contributions to this plan for the years ended December 31, 2013, 2012 and 2011 were approximately $2,338,000, $1,693,000 and $915,000, respectively. On December 30, 2011, this plan was amended to allow non-employee directors to voluntarily contribute up to 100% of annual director cash compensation to the plan.

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law, which would trigger such purchases, was remote as of December 31, 2013.

On December 27, 2012, the Company entered into a lease agreement with an initial term of 15 years plus renewal options, pursuant to which the Company has agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. The Company intends that the building will serve as its corporate headquarters beginning in 2015. Prior to taking possession, the Company may terminate the agreement if the landlord fails to satisfy certain construction milestones.  The Company’s annual rental obligation at the inception of the lease, which will occur upon completion of

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

construction currently estimated to occur in late 2014, is approximately $2,300,000 and increases by 1.9% annually thereafter during the initial term. In addition to base rent, the Company will pay additional rent consisting of, among other things, operating expenses, real estate taxes and insurance costs. The landlord will provide the Company with an allowance of approximately $4,400,000 for certain interior tenant improvements.

15.  Supplemental Cash Flow Information

Supplemental cash flow information for the years ended December 31 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011

Cash paid during the period for:
Interest	$28,378	$14,786	$13,815
Income taxes, net of refunds	7,756	19,615	10,232

Non-cash investing and financing activities:
Increase in accounts payable associated with acquisition of property and equipment	884	248	659
Capital lease obligations	738	1,096	466

16.  Financial Information for the Company and Its Subsidiaries

The Senior Unsecured Notes, issued in 2012, are senior unsecured obligations of the Company and are guaranteed by the Company and certain of its existing and subsequently acquired or organized wholly owned domestic subsidiaries.  The Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."  The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Condensed Consolidating Balance Sheet - December 31, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$6,710	$-	$44,130	$-	$50,840
Accounts receivable, net	-	-	105,072	-	105,072
Supplies inventory	33	-	18,381	-	18,414
Deferred income taxes	3,097	-	-	-	3,097
Prepaid and other current assets	23,993	-	13,971	(4,362)	33,602
Total current assets	33,833	-	181,554	(4,362)	211,025
Property and equipment, net	9,829	-	160,066	-	169,895
Investments in unconsolidated affiliates and long-term notes receivable	1,484,974	1,453,596	-	(2,922,178)	16,392
Goodwill and other intangible assets, net	20,684	-	978	1,758,970	1,780,632
Total assets	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$-	$10,130	$-	$20,844
Accounts payable	1,972	-	29,487	(3,958)	27,501
Other accrued liabilities	27,419	-	14,510	(404)	41,525
Total current liabilities	40,105	-	54,127	(4,362)	89,870
Long-term debt	561,429	-	53,246	(31,377)	583,298
Deferred income taxes	176,020	-	-	-	176,020
Other long-term liabilities	7,569	-	17,934	-	25,503
Noncontrolling interests – redeemable	-	-	63,704	113,993	177,697
Equity:
Total AmSurg Corp. equity	764,197	1,453,596	114,671	(1,568,267)	764,197
Noncontrolling interests – non-redeemable	-	-	38,916	322,443	361,359
Total equity	764,197	1,453,596	153,587	(1,245,824)	1,125,556
Total liabilities and equity	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944

Condensed Consolidating Balance Sheet - December 31, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Assets
Current assets:
Cash and cash equivalents	$7,259	$-	$39,139	$-	$46,398
Accounts receivable, net	-	-	96,752	-	96,752
Supplies inventory	-	-	18,406	-	18,406
Deferred income taxes	3,088	-	-	-	3,088
Prepaid and other current assets	19,342	-	13,160	(4,965)	27,537
Total current assets	29,689	-	167,457	(4,965)	192,181
Property and equipment, net	9,199	-	157,413	-	166,612
Investments in unconsolidated affiliates and long-term notes receivable	1,413,061	1,381,596	-	(2,783,383)	11,274
Goodwill and other intangible assets, net	21,311	-	1,206	1,652,002	1,674,519
Total assets	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$5,357	$-	$12,050	$-	$17,407
Accounts payable	1,379	-	26,035	(3,905)	23,509
Other accrued liabilities	29,380	-	15,177	(1,060)	43,497
Total current liabilities	36,116	-	53,262	(4,965)	84,413
Long-term debt	599,423	-	52,747	(31,465)	620,705
Deferred income taxes	137,648	-	-	-	137,648
Other long-term liabilities	10,585	-	15,387	-	25,972
Noncontrolling interests – redeemable	-	-	61,939	113,443	175,382
Equity:
Total AmSurg Corp. equity	689,488	1,381,596	108,412	(1,490,008)	689,488
Noncontrolling interests – non-redeemable	-	-	34,329	276,649	310,978
Total equity	689,488	1,381,596	142,741	(1,213,359)	1,000,466
Total liabilities and equity	$1,473,260	$1,381,596	$326,076	$(1,136,346)	$2,044,586

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - Year Ended December 31, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$24,167	$-	$1,072,694	$(17,518)	$1,079,343
Operating expenses:
Salaries and benefits	61,038	-	272,619	(467)	333,190
Supply cost	-	-	157,771	-	157,771
Other operating expenses	22,660	-	217,068	(17,051)	222,677
Depreciation and amortization	3,186	-	29,842	-	33,028
Total operating expenses	86,884	-	677,300	(17,518)	746,666
Gain on deconsolidation	2,237	2,237	-	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	204,962	204,962	-	(406,773)	3,151
Operating income	144,482	207,199	395,394	(409,010)	338,065
Interest expense	27,282	-	2,256	-	29,538
Earnings from continuing operations before income taxes	117,200	207,199	393,138	(409,010)	308,527
Income tax expense	48,239	-	1,515	-	49,754
Net earnings from continuing operations	68,961	207,199	391,623	(409,010)	258,773
Net earnings (loss) from discontinued operations	3,742	-	(971)	-	2,771
Net earnings	72,703	207,199	390,652	(409,010)	261,544
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	186,120	-	186,120
Net earnings from discontinued operations	-	-	2,721	-	2,721
Total net earnings attributable to noncontrolling interests	-	-	188,841	-	188,841
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$68,961	$207,199	$205,503	$(409,010)	$72,653
Discontinued operations, net of income tax	3,742	-	(3,692)	-	50
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703

Net earnings and comprehensive income, net of income tax	$72,703	$207,199	$390,652	$(409,010)	$261,544
Less comprehensive income attributable to noncontrolling interests	-	-	188,841	-	188,841
Comprehensive income attributable to AmSurg Corp.
common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - Year Ended December 31, 2012 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$19,907	$-	$918,176	$(14,901)	$923,182
Operating expenses:
Salaries and benefits	54,895	-	235,618	(450)	290,063
Supply cost	-	-	131,055	-	131,055
Other operating expenses	20,499	-	186,977	(14,451)	193,025
Depreciation and amortization	2,860	-	26,990	-	29,850
Total operating expenses	78,254	-	580,640	(14,901)	643,993
Equity in earnings of unconsolidated affiliates	178,137	178,137	-	(354,710)	1,564
Operating income	119,790	178,137	337,536	(354,710)	280,753
Interest expense	14,803	-	2,164	-	16,967
Earnings from continuing operations before income taxes	104,987	178,137	335,372	(354,710)	263,786
Income tax expense	40,810	-	1,554	-	42,364
Net earnings from continuing operations	64,177	178,137	333,818	(354,710)	221,422
Net (loss) earnings from discontinued operations	(1,614)	-	3,835	-	2,221
Net earnings	62,563	178,137	337,653	(354,710)	223,643
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	159,187	-	159,187
Net earnings from discontinued operations	-	-	1,893	-	1,893
Total net earnings attributable to noncontrolling interests	-	-	161,080	-	161,080
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$64,177	$178,137	$174,631	$(354,710)	$62,235
Discontinued operations, net of income tax	(1,614)	-	1,942	-	328
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563

Net earnings and comprehensive income, net of income tax	$62,563	$178,137	$337,653	$(354,710)	$223,643
Less comprehensive income attributable to noncontrolling interests	-	-	161,080	-	161,080
Comprehensive income attributable to AmSurg Corp.
common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - Year Ended December 31, 2011 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues	$11,253	$-	$768,823	$(8,001)	$772,075
Operating expenses:
Salaries and benefits	42,739	-	196,358	(359)	238,738
Supply cost	-	-	101,364	-	101,364
Other operating expenses	19,468	-	156,521	(7,642)	168,347
Depreciation and amortization	2,487	-	23,158	-	25,645
Total operating expenses	64,694	-	477,401	(8,001)	534,094
Equity in earnings of unconsolidated affiliates	152,409	152,409	-	(304,205)	613
Operating income	98,968	152,409	291,422	(304,205)	238,594
Interest expense	13,195	-	2,132	-	15,327
Earnings from continuing operations before income taxes	85,773	152,409	289,290	(304,205)	223,267
Income tax expense	33,806	-	1,167	-	34,973
Net earnings from continuing operations	51,967	152,409	288,123	(304,205)	188,294
Net (loss) earnings from discontinued operations	(1,970)	-	3,790	-	1,820
Net earnings	49,997	152,409	291,913	(304,205)	190,114
Less net earnings attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	138,269	-	138,269
Net earnings from discontinued operations	-	-	1,848	-	1,848
Total net earnings attributable to noncontrolling interests	-	-	140,117	-	140,117
Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$152,409	$151,796	$(304,205)	$49,997
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$51,967	$152,409	$149,854	$(304,205)	$50,025
Discontinued operations, net of income tax	(1,970)	-	1,942	-	(28)
Net earnings attributable to AmSurg Corp. common shareholders	$49,997	$152,409	$151,796	$(304,205)	$49,997

Net earnings	$49,997	$152,409	$291,913	$(304,205)	$190,114
Other comprehensive income, net of income tax:
Unrealized gain on interest rate swap, net of income tax	515	-	-	-	515
Comprehensive income, net of income tax	50,512	152,409	291,913	(304,205)	190,629
Less comprehensive income attributable to noncontrolling interests	-	-	140,117	-	140,117
Comprehensive income attributable to AmSurg Corp.
common shareholders	$50,512	$152,409	$151,796	$(304,205)	$50,512

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2013 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by operating activities	$45,127	$208,773	$426,572	$(347,648)	$332,824
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(74,288)	-	694	(73,594)
Acquisition of property and equipment	(3,693)	-	(25,163)	-	(28,856)
Proceeds from sale of interests in surgery centers	-	3,553	-	-	3,553
Other	-	159	-	-	159
Net cash flows used in investing activities	(3,693)	(70,576)	(25,163)	694	(98,738)
Cash flows from financing activities:
Proceeds from long-term borrowings	152,700	-	9,504	-	162,204
Repayment on long-term borrowings	(188,081)	-	(14,002)	-	(202,083)
Distributions to owners, including noncontrolling interests	-	(138,875)	(392,922)	347,648	(184,149)
Changes in intercompany balances with affiliates, net	88	-	(88)	-	-
Other financing activities, net	(6,690)	678	1,090	(694)	(5,616)
Net cash flows used in financing activities	(41,983)	(138,197)	(396,418)	346,954	(229,644)
Net increase (decrease) in cash and cash equivalents	(549)	-	4,991	-	4,442
Cash and cash equivalents, beginning of year	7,259	-	39,139	-	46,398
Cash and cash equivalents, end of year	$6,710	$-	$44,130	$-	$50,840

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2012 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(83,605)	$182,851	$379,257	$(182,851)	$295,652
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(90,029)	(280,189)	-	92,830	(277,388)
Acquisition of property and equipment	(3,681)	-	(25,183)	-	(28,864)
Proceeds from sale of interests in surgery centers	-	7,309	-	-	7,309
Net cash flows used in investing activities	(93,710)	(272,880)	(25,183)	92,830	(298,943)
Cash flows from financing activities:
Proceeds from long-term borrowings	560,000	-	5,566	-	565,566
Repayment on long-term borrowings	(381,220)	-	(12,944)	-	(394,164)
Distributions to owners, including noncontrolling interests	-	-	(345,792)	182,851	(162,941)
Capital contributions	-	90,029	-	(90,029)	-
Changes in intercompany balances with affiliates, net	(2,666)	-	2,666	-	-
Other financing activities, net	(70)	-	3,381	(2,801)	510
Net cash flows provided by (used in) financing activities	176,044	90,029	(347,123)	90,021	8,971
Net increase (decrease) in cash and cash equivalents	(1,271)	-	6,951	-	5,680
Cash and cash equivalents, beginning of year	8,530	-	32,188	-	40,718
Cash and cash equivalents, end of year	$7,259	$-	$39,139	$-	$46,398

Item 8.   Financial Statements and Supplementary Data – (continued)

AmSurg Corp.

Notes to the Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2011 (In thousands)

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

17.  Subsequent Events

The Company assessed events occurring subsequent to December 31, 2013 for potential recognition and disclosure in the consolidated financial statements.  In January 2014, the Company, through a wholly owned subsidiary, acquired a majority interest in a surgery center for a purchase price of approximately $5,100,000. Other than as previously described, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data – (continued)

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2013 and 2012.  The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)

Revenues	$259,043	$268,099	$267,631	$284,570	$227,567	$228,955	$223,885	$242,775
Earnings from continuing operations
before income taxes	74,496	78,398	73,989	81,644	66,110	66,611	63,211	67,854
Net earnings from continuing operations	62,203	65,640	62,562	68,368	55,349	55,541	53,148	57,384
Net earnings (loss) from
discontinued operations (1)	70	196	(295)	2,800	(410)	4	617	2,010
Net earnings	62,273	65,836	62,267	71,168	54,939	55,545	53,765	59,394

Net earnings (loss) attributable to
AmSurg Corp. common shareholders:
Continuing	17,785	18,489	17,056	19,323	15,488	15,939	15,196	15,612
Discontinued	26	74	(285)	235	(712)	(403)	241	1,202

Net earnings	$17,811	$18,563	$16,771	$19,558	$14,776	$15,536	$15,437	$16,814

Diluted net earnings from
continuing operations per common share	$0.56	$0.58	$0.53	$0.60	$0.49	$0.50	$0.48	$0.49

Diluted net earnings per common share	$0.56	$0.58	$0.52	$0.61	$0.47	$0.49	$0.49	$0.53

(1) Certain previously reported amounts have been reclassified for current year presentation for discontinued operations.

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

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation.  Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2013.

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

Executive Vice President and Chief Financial Officer

Item 9A.   Controls and Procedures – (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 26, 2014

Item 9A.   Controls and Procedures – (continued)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

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

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Election of Directors,” is incorporated herein by reference.  Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.

Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Election of Directors,” is incorporated herein by reference.

Item 11.      Executive Compensation

Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2013, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2013 and 2012,” is incorporated herein by reference.

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

Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (filed with the Commission on February 4, 2014))

10.2

Revolving Credit Agreement, dated as of May 28, 2010, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated June 2, 2010)

10.3

First Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial  institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated April 12, 2011)

10.4

Second Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated April 12, 2011)

10.5

Third Amendment to Revolving Credit Agreement, dated as of August 30, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated September 2, 2011)

10.6

Fourth Amendment to Revolving Credit Agreement, dated as of June 29, 2012, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated June 29, 2012)

10.7

Fifth Amendment to Revolving Credit Agreement, dated as of November 7, 2012, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 20, 2012)

10.8

Sixth Amendment to Revolving Credit Agreement and First Amendment to Subsidiary Guarantee Agreement, dated as of June 14, 2013, among AmSurg Corp., each of the wholly-owned subsidiaries of the Company a party thereto, the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2013)

10.9

Note Purchase Agreement, dated as of May 28, 2010 among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 99.2 of the Current Report on  Form 8-K, dated  June 2, 2010)

10.10

First Amendment to Note Purchase Agreement, dated as of April 6, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, dated April 12, 2011)

(3)   Exhibits – (continued)

Exhibit		Description

10.11

Second Amendment to Note Purchase Agreement, dated as of August 30, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated September 2, 2011)

10.12

Third Amendment to Note Purchase Agreement, dated as of June 29, 2012, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated June 29, 2012)

10.13

Fourth Amendment to Note Purchase Agreement, dated as of November 7, 2012, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated November 20, 2012)

10.14	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.15	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.16	*	Form of Non-Qualified Stock Option Agreement – 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.17	*	Form of Restricted Stock Agreement for Non-Employee Directors – 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.18		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.19

First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.20

Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.21

Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.22

Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.23

Fifth Amendment to Lease Agreement, dated November 9, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2012)

10.24

Sixth Amendment to Lease Agreement, dated December 27, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated January 3, 2013)

10.25		Lease Agreement, dated December 27, 2012, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated January 3, 2013)

10.26

First Amendment to Lease Agreement, dated February 15, 2013, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2012)

10.27		Second Amendment to Lease Agreement, dated April 11, 2013, between Burton 6, LLC and AmSurg Corp.

10.28		Third Amendment to Lease Agreement, dated October 13, 2013, between Burton 6, LLC and AmSurg Corp.

10.29	*	Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 6, 2012)

(3)   Exhibits – (continued)

Exhibit		Description

10.30	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed on November 22, 2013)

10.31	*	Form of Restricted Share Award Agreement for Non-Employee Directors – 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.32	*	Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.33	*	Form of Restricted Share Award for Employees – 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 26, 2010)

10.34	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.35	*

Second Amended and Restated Employment Agreement, dated November 21, 2013, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 22, 2013)

10.36	*

Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 4, 2014)

10.37	*

Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated February 4, 2014)

10.38	*

Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated February 4, 2014)

10.39	*

Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated February 4, 2014)

10.40	*	Schedule of Non-employee Director Compensation

12.1		Statement of Computation of Ratios of Earnings to Fixed Charges

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (appears on page 74)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011.

	*	Management contract or compensatory plan, contract or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMSURG CORP.

Date: February 26, 2014

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

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
Christopher A. Holden

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 26, 2014
Claire M. Gulmi

/s/ Steven I. Geringer	Chairman of the Board	February 26, 2014
Steven I. Geringer

/s/ Thomas G. Cigarran	Director	February 26, 2014
Thomas G. Cigarran

/s/ James A. Deal	Director	February 26, 2014
James A. Deal

/s/ Henry D. Herr	Director	February 26, 2014
Henry D. Herr

/s/ Joey A. Jacobs	Director	February 26, 2014
Joey A. Jacobs

/s/ Kevin P. Lavender	Director	February 26, 2014
Kevin P. Lavender

/s/ Cynthia S. Miller	Director	February 26, 2014
Cynthia S. Miller

/s/ John W. Popp, Jr., M.D.	Director	February 26, 2014
John W. Popp, Jr., M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AmSurg Corp.

Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 26, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee

February 26, 2014

S-1

AmSurg Corp.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

		Additions		Deductions

	Balance at	Charged to	Charged to	Charge-off	Balance
	Beginning	Cost and	Other	Against	at End of
	of Period	Expenses	Accounts (1)	Allowances	Period

Allowance for uncollectible accounts included under
the balance sheet caption “Accounts receivable”:

Year ended December 31, 2013	$22,379	$21,983	$6,410	$(22,910)	$27,862

Year ended December 31, 2012	$18,844	$20,340	$4,561	$(21,366)	$22,379

Year ended December 31, 2011	$13,070	$18,501	$3,967	$(16,694)	$18,844

(1)

Valuation of allowance for uncollectible accounts as of the acquisition date of physician practice-based surgery centers, net of dispositions.  See “Item 8. Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 2.”

S-2