Form 10-Q
period 2014-03-31
AMSURG CORP
filed 2014-05-01
CIK 895930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Yes [  ]                    No [X]

As of April 30, 2014 there were outstanding 32,531,056 shares of the registrant’s Common Stock, no par value.

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
March 31, 2014 (unaudited) and December 31, 2013

(In thousands)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$47,116	$50,840
Accounts receivable, net of allowance of $29,120 and $27,862, respectively	106,209	105,072
Supplies inventory	18,433	18,414
Deferred income taxes	1,026	3,097
Prepaid and other current assets	37,151	33,602
Total current assets	209,935	211,025
Property and equipment, net	169,006	169,895
Investments in unconsolidated affiliates and other	19,484	16,392
Goodwill	1,764,623	1,758,970
Intangible assets, net	21,093	21,662
Total assets	$2,184,141	$2,177,944

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$20,285	$20,844
Accounts payable	25,359	27,501
Accrued salaries and benefits	26,218	32,294
Other accrued liabilities	12,387	9,231
Total current liabilities	84,249	89,870
Long-term debt	564,937	583,298
Deferred income taxes	185,882	176,020
Other long-term liabilities	25,753	25,503
Commitments and contingencies
Noncontrolling interests – redeemable	177,683	177,697
Preferred stock, no par value, 5,000 shares authorized, no shares issued or outstanding	-	-
Equity:
Common stock, no par value, 70,000 shares authorized, 32,505 and 32,353 shares outstanding, respectively	186,894	185,873
Retained earnings	595,519	578,324
Total AmSurg Corp. equity	782,413	764,197
Noncontrolling interests – non-redeemable	363,224	361,359
Total equity	1,145,637	1,125,556
Total liabilities and equity	$2,184,141	$2,177,944

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Earnings and Comprehensive Income (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands, except earnings per share)

	Three Months Ended March 31,
	2014	2013
Revenues	$263,107	$258,189
Operating expenses:
Salaries and benefits	83,194	80,958
Supply cost	38,720	37,213
Other operating expenses	55,269	52,727
Depreciation and amortization	8,374	8,008
Total operating expenses	185,557	178,906
Gain on deconsolidation	2,045	2,237
Equity in earnings of unconsolidated affiliates	764	402
Operating income	80,359	81,922
Interest expense	6,963	7,542
Earnings from continuing operations before income taxes	73,396	74,380
Income tax expense	13,057	12,269
Net earnings from continuing operations	60,339	62,111
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	137	162
Loss on disposal of discontinued interests in surgery centers, net of income tax	(362)	-
Net (loss) earnings from discontinued operations	(225)	162
Net earnings and comprehensive income	60,114	62,273
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	42,835	44,361
Net earnings from discontinued operations	84	101
Total net earnings and comprehensive income attributable to noncontrolling interests	42,919	44,462
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,195	$17,811
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,504	$17,750
Discontinued operations, net of income tax	(309)	61
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,195	$17,811
Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.55	$0.57
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.01)	-
Net earnings attributable to AmSurg Corp. common shareholders	$0.54	$0.57
Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.55	$0.56
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	(0.01)	-
Net earnings attributable to AmSurg Corp. common shareholders	$0.54	$0.56
Weighted average number of shares and share equivalents outstanding:
Basic	31,716	31,217
Diluted	32,120	31,881

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Changes in Equity (unaudited)
Three Months Ended March 31, 2014 and 2013

(In thousands)

	AmSurg Corp. Shareholders					Noncontrolling
				Noncontrolling		Interests –
				Interests –	Total	Redeemable
	Common Stock		Retained	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)	Earnings
Balance at December 31, 2013	32,353	$185,873	$578,324	$361,359	$1,125,556	$177,697
Issuance of restricted common stock	200	-	-	-	-	-
Stock options exercised	20	488	-	-	488	-
Stock repurchased	(68)	(2,857)	-	-	(2,857)	-
Share-based compensation	-	2,458	-	-	2,458	-
Tax benefit related to exercise of stock options	-	1,727	-	-	1,727	-
Net earnings	-	-	17,195	12,219	29,414	30,700	$60,114
Distributions to noncontrolling interests, net of capital contributions	-	-	-	(12,753)	(12,753)	(30,441)
Purchase of noncontrolling interest	-	286	-	(286)	-	-
Sale of noncontrolling interest	-	(1,081)	-	1,665	584	-
Acquisitions and other transactions impacting noncontrolling interests	-	-	-	3,976	3,976	-
Disposals and other transactions impacting noncontrolling interests	-	-	-	(2,956)	(2,956)	(273)
Balance at March 31, 2014	32,505	$186,894	$595,519	$363,224	$1,145,637	$177,683

Balance at January 1, 2013	31,941	$183,867	$505,621	$310,978	$1,000,466	$175,382
Issuance of restricted common stock	263	-	-	-	-	-
Cancellation of restricted common stock	(14)	-	-	-	-	-
Stock options exercised	237	5,691	-	-	5,691	-
Stock repurchased	(528)	(16,758)	-	-	(16,758)	-
Share-based compensation	-	2,050	-	-	2,050	-
Tax benefit related to exercise of stock options	-	1,630	-	-	1,630	-
Net earnings	-	-	17,811	12,232	30,043	32,230	$62,273
Distributions to noncontrolling interests, net of capital contributions	-	-	-	(11,891)	(11,891)	(31,823)
Purchase of noncontrolling interest	-	(304)	-	(133)	(437)	(316)
Sale of noncontrolling interest	-	(644)	-	1,419	775	236
Acquisitions and other transactions impacting noncontrolling interests	-	-	-	266	266	-
Disposals and other transactions impacting noncontrolling interests	-	-	-	(317)	(317)	-
Balance at March 31, 2013	31,899	$175,532	$523,432	$312,554	$1,011,518	$175,709

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Consolidated Statements of Cash Flows (unaudited)

Three Months Ended March 31, 2014 and 2013

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$60,114	$62,273
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	8,374	8,008
Net loss on sale of long-lived assets	604	-
Gain on deconsolidation	(2,045)	(2,237)
Share-based compensation	2,458	2,050
Excess tax benefit from share-based compensation	(1,727)	(288)
Deferred income taxes	11,933	12,929
Equity in earnings of unconsolidated affiliates	(764)	(402)
Increases (decreases) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(1,651)	(1,705)
Supplies inventory	(245)	(201)
Prepaid and other current assets	(3,638)	17
Accounts payable	(3,578)	(3,040)
Accrued expenses and other liabilities	(606)	(4,101)
Other, net	590	562
Net cash flows provided by operating activities	69,819	73,865
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(5,038)	(252)
Acquisition of property and equipment	(7,038)	(6,110)
Proceeds from sale of interests in surgery centers	1,111	-
Other	(418)	-
Net cash flows used in investing activities	(11,383)	(6,362)
Cash flows from financing activities:
Proceeds from long-term borrowings	31,945	30,870
Repayment on long-term borrowings	(50,853)	(48,211)
Distributions to noncontrolling interests	(43,194)	(43,914)
Proceeds from issuance of common stock upon exercise of stock options	488	5,691
Repurchase of common stock	(2,857)	(16,758)
Capital contributions and ownership transactions by noncontrolling interests	584	559
Excess tax benefit from share-based compensation	1,727	288
Financing cost incurred	-	(13)
Net cash flows used in financing activities	(62,160)	(71,488)
Net decrease in cash and cash equivalents	(3,724)	(3,985)
Cash and cash equivalents, beginning of period	50,840	46,398
Cash and cash equivalents, end of period	$47,116	$42,413

See accompanying notes to the unaudited consolidated financial statements.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly owned subsidiaries, owns interests, primarily 51%, in limited partnerships (“LPs”) and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in seven LPs and LLCs, three of which it consolidates as the Company has substantive participation rights and four of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and the consolidated LPs and LLCs.  Consolidation of such LPs and LLCs is necessary as the Company’s wholly owned subsidiaries have primarily 51% or more of the financial interest, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, with instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the face of the consolidated statements of earnings and comprehensive income; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2014, the occurrence of such regulatory changes is outside the control of the Company.  As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Center profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests.  The partners of the Company’s center partnerships typically are organized as general partnerships, LPs or LLCs that are not subject to federal income tax.  Each partner shares in the pre-tax earnings of the center in which it is a partner.  Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings.  However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its tax expense.  In addition, distributions from the partnerships are made to both the Company’s wholly owned subsidiaries and the partners on a pre-tax basis.

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates and other in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings and comprehensive income.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Certain prior year amounts in the accompanying consolidated financial statements and these notes have been reclassified to reflect the impact of additional discontinued operations as further discussed in note 5.

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

The determination of contractual and bad debt allowances constitutes a significant estimate.  Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at March 31, 2014 and December 31, 2013 reflect allowances for contractual adjustments of $280,582,000 and $289,937,000, respectively, and allowances for bad debt expense of $29,120,000 and $27,862,000, respectively.  For the three months ended March 31, 2014 and 2013, bad debt expense from continuing operations was approximately $5,208,000 and $5,900,000, respectively, and is included in other operating expenses in the accompanying consolidated statements of earnings and comprehensive income.

(3)  Revenue Recognition

Center revenues consist of billing for the use of the centers’ facilities directly to the patient or third-party payor and, at certain of the Company’s centers (primarily centers that perform gastrointestinal endoscopy procedures), billing for anesthesia services provided by medical professionals employed or contracted by the Company’s centers.  Such revenues are recognized when the related surgical procedures are performed.  Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During each of the three months ended March 31, 2014 and 2013, the Company derived approximately 25% of its revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

During the three months ended March 31, 2014 the Company, through a wholly owned subsidiary, acquired a controlling interest in one center. The aggregate amount paid for the center acquired during the three months ended March 31, 2014 was approximately $5,038,000, net of cash acquired, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

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

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition completed in the three months ended March 31, 2014 and 2013, including post acquisition date adjustments recorded to finalize purchase price allocations, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Accounts receivable	$417	$-
Supplies, inventory, prepaid and other current assets	81	-
Property and equipment	429	-
Goodwill	8,260	-
Accounts payable	(125)	-
Other accrued liabilities	(39)	-
Total fair value	9,023	-
Less: Fair value attributable to noncontrolling interests	3,985	-
Acquisition date fair value of total consideration transferred	$5,038	$-

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the three months ended March 31, 2014 approximately $4,670,000 of goodwill recorded was deductible for tax purposes.  The acquisition related costs incurred by the Company were not significant for the three months ended March 31, 2014 and 2013,  respectively.

Revenues and net earnings included in the three months ended March 31, 2014 and 2013 associated with this acquisition are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,031	$-
Net earnings	245	-
Less: Net earnings attributable to noncontrolling interests	151	-
Net earnings attributable to AmSurg Corp. common shareholders	$94	$-

The unaudited consolidated pro forma results for the three months ended March 31, 2014 and 2013, assuming all 2014 acquisitions had been consummated on January 1, 2013 and all 2013 acquisitions had been consummated on January 1, 2012, are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Revenues	$263,107	$270,371
Net earnings	60,114	65,385
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	17,504	18,830
Net earnings	17,195	18,891
Net earnings from continuing operations per common share:
Basic	$0.55	$0.60
Diluted	$0.54	$0.59
Net earnings:
Basic	$0.54	$0.61
Diluted	$0.54	$0.59
Weighted average number of shares and share equivalents:
Basic	31,716	31,217
Diluted	32,120	31,881

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

During the three months ended March 31, 2014, the Company entered into a transaction whereby it contributed a controlling interest in one center in exchange for $600,000 and a noncontrolling interest in an entity jointly owned by a hospital that, after the completion of the transaction, controls the contributed center.  During the three months ended March 31, 2013, the Company entered into a transaction whereby it contributed cash of $252,000 plus a controlling interest in one center in exchange for a noncontrolling interest in an entity jointly owned by a hospital that, after the completion of the transaction, controlled the contributed center and one additional center. Management of the Company believes these structures provide both economies of scale and potential future growth opportunities in the markets in which the centers are located.  As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates and other, the fair value of the noncontrolling interest in the entities which control the contributed centers of approximately $1,238,000 and $5,200,000 as of the three months ended March 31, 2014 and 2013, respectively.  Accordingly, during the three months ended March 31, 2014 and 2013, the Company recognized a gain on deconsolidation in the accompanying consolidated statements of earnings and comprehensive income of approximately $2,045,000 and $2,237,000, respectively.  In each of these transactions, the gain on deconsolidation was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction.

(5)  Dispositions

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company initiated the disposition of certain of its centers due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers.  Results of operations (net of income tax) of the centers discontinued for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash proceeds from disposal	$1,147	$-
Net (loss) earnings from discontinued operations	(225)	162
Net (loss) earnings from discontinued operations attributable to AmSurg Corp.	(309)	61

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued centers for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$1,048	$1,872
Earnings before income taxes	172	209
Net earnings	137	162

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

Balance as of December 31, 2013	$1,758,970
Goodwill acquired, including post acquisition adjustments	8,328
Goodwill disposed, including impact of deconsolidation transaction	(2,675)
Balance as of March 31, 2014	$1,764,623

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Amortizable intangible assets at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$15,814	$(5,452)	$10,362	$15,814	$(4,953)	$10,861
Agreements, contracts and other intangible assets	3,448	(2,542)	906	3,448	(2,472)	976
Total amortizable intangible assets	$19,262	$(7,994)	$11,268	$19,262	$(7,425)	$11,837

Amortization of intangible assets for the three months ended March 31, 2014 and 2013 was $569,000 and $545,000, respectively.  Estimated amortization of intangible assets for the remainder of 2014 and the following five years and thereafter is $1,682,000, $2,241,000, $2,240,000, $1,986,000, $1,423,000, $859,000 and $837,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 5.5 years with no expected residual values.

At March 31, 2014 and December 31, 2013, other non-amortizable intangible assets related to restrictive covenant arrangements were $9,825,000, respectively.

(7)  Long-term Debt

Long-term debt at March 31, 2014 and December 31, 2013 was comprised of the following (in thousands):

	March 31,	December 31,
	2014	2013
Revolving credit agreement	$237,500	$252,500
Senior Unsecured Notes due 2020 (5.625%)	250,000	250,000
Senior Secured Notes due 2020 (8.04%)	66,964	69,643
Other debt due through 2025	20,193	21,149
Capitalized lease arrangements due through 2026	10,565	10,850
	585,222	604,142
Less current portion	20,285	20,844
Long-term debt	$564,937	$583,298

a.     Credit Facility

On June 14, 2013, the Company amended its revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year. The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof; provides for a fee of 0.25% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2018 and are secured primarily by a pledge of the stock of the Company’s wholly-owned subsidiaries and the Company’s partnership and membership interests in the LPs and LLCs.  The Company was in compliance with the covenants contained in the revolving credit agreement at March 31, 2014.

b.     Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250,000,000 aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “Senior Unsecured Notes”).  On May 31, 2013 the Company completed an offer to exchange the outstanding Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit agreement. The Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly owned domestic subsidiaries. The Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.

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

The Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the Senior Unsecured Notes at March 31, 2014.

c.     Senior Secured Notes

The Company issued $75,000,000 principal amount of senior secured notes (the “Senior Secured Notes”) on May 28, 2010 pursuant to a note purchase agreement.  The Senior Secured Notes mature on May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the Senior Unsecured Notes, which resulted in an increase in the annual interest rate to 8.04%, and included certain other adjustments to the existing covenants.  The Senior Secured Notes are pari passu with the indebtedness under the Company’s revolving credit agreement and the Senior Unsecured Notes and principal payments began in August 2013.  The note purchase agreement governing the Senior Secured Notes contains covenants similar to the covenants in the revolving credit agreement and includes a make whole provision in the event of any prepayment of principle.  The Company was in compliance with the covenants contained in the note purchase agreement relating to the Senior Secured Notes at March 31, 2014.

(8)  Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability.  The inputs used by the Company to measure fair value are classified into the following hierarchy:

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at March 31, 2014 and December 31, 2013, the Company utilized Level 2 inputs to perform such measurements methods, which were commensurate with the market approach.  As of March 31, 2014 and December 31, 2013, the fair value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets in the accompanying consolidated balance sheets, was $16,175,000 and $13,313,000, respectively. The fair values were determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments (Level 2). There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2014.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $345,253,000, was $365,111,000 at March 31, 2014.  The fair value of variable rate long-term debt approximates its carrying value of $239,969,000 at March 31, 2014.  With the exception of the Company’s Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(9)  Shareholders’ Equity

a.   Common Stock

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock.  The Company completed this repurchase program in August 2013.  On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased through February 9, 2015.  As of March 31, 2014, there was approximately $27,100,000 available under the stock repurchase program.

During the three months ended March 31, 2014, the Company did not purchase any shares under the stock repurchase program.  During the three months ended March 31, 2013, the Company purchased 438,668 shares of the Company’s common stock for approximately $13,943,000, at an average price of $31.76 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.

In addition, the Company repurchases shares to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.  During the three months ended March 31, 2014, and 2013, the Company repurchased 68,014 shares and 89,788 shares, respectively, of common stock for approximately $2,857,000 and $2,815,000, respectively.

b.   Stock Incentive Plans

In May 2006, the Company adopted the AmSurg Corp. 2006 Stock Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 1997 Stock Incentive Plan, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At March 31, 2014, 2,760,250 shares were authorized for grant under the 2006 Stock Incentive Plan and 763,445 shares were available for future equity grants, including 601,327 shares available for issuance as restricted stock.  Restricted stock granted to outside directors prior to 2012 vested over a two year period and restricted stock granted to outside directors during 2012 and after vest over a one year period.  Restricted stock granted to employees during 2010 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  Under Company policy, shares held by outside directors and senior management are subject to certain holding restrictions.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense	$2,458	$2,050
Fair value of shares vested	9,175	9,182
Cash received from option exercises	488	5,691
Tax benefit from option exercises	1,727	288

As of March 31, 2014, the Company had total unrecognized compensation cost of approximately $13,227,000 related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.2 years.

For the period ended March 31, 2014 and 2013, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at March 31, 2014 and changes during the three months ended March 31, 2014 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2013	743,869	$26.54
Shares granted	200,391	42.38
Shares vested	(218,405)	21.62
Non-vested shares at March 31, 2014	725,855	$32.40

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

A summary of stock option activity for the three months ended March 31, 2014 is summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of Shares	Exercise Price	Term (in years)
Outstanding at December 31, 2013	270,464	$23.16	2.5
Options exercised with total intrinsic value of $488,000	(19,921)	24.49
Outstanding at March 31, 2014 with aggregate intrinsic value of $6,020,000	250,543	$23.05	2.2
Vested at March 31, 2014 with aggregate intrinsic value of $6,020,000	250,543	$23.05	2.2
Exercisable at March 31, 2014 with aggregate intrinsic value of $6,020,000	250,543	$23.05	2.2

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2014 exercised their options at the Company’s closing stock price on March 31, 2014.

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2014:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$17,504	31,716	$0.55
Effect of dilutive securities options and non-vested shares	-	404
Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$17,504	32,120	$0.55

Net earnings attributable to AmSurg Corp. per common share (basic)	$17,195	31,716	$0.54
Effect of dilutive securities options and non-vested shares	-	404
Net earnings attributable to AmSurg Corp. per common share (diluted)	$17,195	32,120	$0.54
2013:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$17,750	31,217	$0.57
Effect of dilutive securities options and non-vested shares	-	664
Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$17,750	31,881	$0.56

Net earnings attributable to AmSurg Corp. per common share (basic)	$17,811	31,217	$0.57
Effect of dilutive securities options and non-vested shares	-	664
Net earnings attributable to AmSurg Corp. per common share (diluted)	$17,811	31,881	$0.56

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

(11)  Commitments and Contingencies

The Company and its subsidiaries are insured with respect to medical malpractice risk on a claims-made basis.  The Company also maintains insurance for general liability, director and officer liability, workers’ compensation liability and property damage.  Certain policies are subject to deductibles.  In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its subsidiaries.  Management is not aware of any claims against it or its subsidiaries which would have a material financial impact on the Company.

Certain of the Company’s wholly owned subsidiaries, as general partners in the LPs, are responsible for all debts incurred but unpaid by the LPs.  As manager of the operations of the LPs, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2014.

On December 27, 2012, the Company entered into a lease agreement with an initial term of 15 years plus renewal options, pursuant to which the Company has agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. The Company intends that the building will serve as its corporate headquarters beginning in 2015. Prior to taking possession, the Company may terminate the agreement if the landlord fails to satisfy certain construction milestones.  The Company’s annual rental obligation at the inception of the lease, which will occur upon completion of construction currently estimated to occur in late 2014, is approximately $2,300,000 and increases by 1.9% annually thereafter during the initial term. In addition to base rent, the Company will pay additional rent consisting of, among other things, operating expenses, real estate taxes and insurance costs. The landlord will provide the Company with an allowance of approximately $4,400,000 for certain interior tenant improvements.

(12)  Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation.  The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy.  The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, the Company will dispose of certain of its centers due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those centers.  Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations.  When adopted, this ASU will require the Company to record the results of operations and the associated gain or loss from similar dispositions as a component of continuing operations.  The Company does not believe this ASU will have a material impact on the Company’s consolidated financial position or cash flows.

(13)  Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash paid during the period for:
Interest	$3,132	$3,547
Income taxes, net of refunds	65	69
Non-cash investing and financing activities:
Increase (decrease) in accounts payable associated with acquisition of property and equipment	1,111	(675)
Capital lease obligations	116	-

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

(14)  Financial Information for the Company and Its Subsidiaries

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

Condensed Consolidating Balance Sheet - March 31, 2014 (In thousands)
		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5,562	$-	$41,554	$-	$47,116
Accounts receivable, net	-	-	106,209	-	106,209
Supplies inventory	52	-	18,381	-	18,433
Deferred income taxes	1,026	-	-	-	1,026
Prepaid and other current assets	28,618	-	13,350	(4,817)	37,151
Total current assets	35,258	-	179,494	(4,817)	209,935
Property and equipment, net	10,129	-	158,877	-	169,006
Investments in unconsolidated affiliates and other	1,489,635	1,458,185	-	(2,928,336)	19,484
Goodwill and intangible assets, net	20,185	-	909	1,764,622	1,785,716
Total assets	$1,555,207	$1,458,185	$339,280	$(1,168,531)	$2,184,141
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$-	$9,571	$-	$20,285
Accounts payable	1,014	-	28,972	(4,627)	25,359
Accrued liabilities	24,092	-	14,703	(190)	38,605
Total current liabilities	35,820	-	53,246	(4,817)	84,249
Long-term debt	543,750	-	52,009	(30,822)	564,937
Deferred income taxes	185,882	-	-	-	185,882
Other long-term liabilities	7,342	-	18,411	-	25,753
Noncontrolling interests – redeemable	-	-	63,691	113,992	177,683
Equity:
Total AmSurg Corp. equity	782,413	1,458,185	113,448	(1,571,633)	782,413
Noncontrolling interests – non-redeemable	-	-	38,475	324,749	363,224
Total equity	782,413	1,458,185	151,923	(1,246,884)	1,145,637
Total liabilities and equity	$1,555,207	$1,458,185	$339,280	$(1,168,531)	$2,184,141

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Balance Sheet - December 31, 2013 (In thousands)
		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,710	$-	$44,130	$-	$50,840
Accounts receivable, net	-	-	105,072	-	105,072
Supplies inventory	33	-	18,381	-	18,414
Deferred income taxes	3,097	-	-	-	3,097
Prepaid and other current assets	23,993	-	13,971	(4,362)	33,602
Total current assets	33,833	-	181,554	(4,362)	211,025
Property and equipment, net	9,829	-	160,066	-	169,895
Investments in unconsolidated affiliates and other	1,484,974	1,453,596	-	(2,922,178)	16,392
Goodwill and intangible assets, net	20,684	-	978	1,758,970	1,780,632
Total assets	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$-	$10,130	$-	$20,844
Accounts payable	1,972	-	29,487	(3,958)	27,501
Accrued liabilities	27,419	-	14,510	(404)	41,525
Total current liabilities	40,105	-	54,127	(4,362)	89,870
Long-term debt	561,429	-	53,246	(31,377)	583,298
Deferred income taxes	176,020	-	-	-	176,020
Other long-term liabilities	7,569	-	17,934	-	25,503
Noncontrolling interests – redeemable	-	-	63,704	113,993	177,697
Equity:
Total AmSurg Corp. equity	764,197	1,453,596	114,671	(1,568,267)	764,197
Noncontrolling interests – non-redeemable	-	-	38,916	322,443	361,359
Total equity	764,197	1,453,596	153,587	(1,245,824)	1,125,556
Total liabilities and equity	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended March 31, 2014 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues	$6,127	$-	$261,589	$(4,609)	$263,107
Operating expenses:
Salaries and benefits	14,485	-	68,830	(121)	83,194
Supply cost	-	-	38,720	-	38,720
Other operating expenses	4,166	-	55,591	(4,488)	55,269
Depreciation and amortization	825	-	7,549	-	8,374
Total operating expenses	19,476	-	170,690	(4,609)	185,557
Gain on deconsolidation	2,045	2,045	-	(2,045)	2,045
Equity in earnings of unconsolidated affiliates	48,052	48,052	-	(95,340)	764
Operating income	36,748	50,097	90,899	(97,385)	80,359
Interest expense	6,452	-	511	-	6,963
Earnings from continuing operations before income taxes	30,296	50,097	90,388	(97,385)	73,396
Income tax expense	12,704	-	353	-	13,057
Net earnings from continuing operations	17,592	50,097	90,035	(97,385)	60,339
Net earnings (loss) from discontinued operations	(397)	-	172	-	(225)
Net earnings and comprehensive income	17,195	50,097	90,207	(97,385)	60,114
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	42,835	-	42,835
Net earnings from discontinued operations	-	-	84	-	84
Total net earnings and comprehensive income attributable to noncontrolling interests	-	-	42,919	-	42,919
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,195	$50,097	$47,288	$(97,385)	$17,195
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,592	$50,097	$47,200	$(97,385)	$17,504
Discontinued operations, net of income tax	(397)	-	88	-	(309)
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,195	$50,097	$47,288	$(97,385)	$17,195

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended March 31, 2013 (In thousands)

		Guarantor	Non-Guarantor	Consolidating	Total
	Parent Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues	$5,716	$-	$256,711	$(4,238)	$258,189
Operating expenses:
Salaries and benefits	15,421	-	65,650	(113)	80,958
Supply cost	-	-	37,213	-	37,213
Other operating expenses	5,060	-	51,792	(4,125)	52,727
Depreciation and amortization	772	-	7,236	-	8,008
Total operating expenses	21,253	-	161,891	(4,238)	178,906
Gain on deconsolidation	2,237	2,237	-	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	49,955	49,955	-	(99,508)	402
Operating income	36,655	52,192	94,820	(101,745)	81,922
Interest expense	6,923	-	619	-	7,542
Earnings from continuing operations before income taxes	29,732	52,192	94,201	(101,745)	74,380
Income tax expense	11,877	-	392	-	12,269
Net earnings from continuing operations	17,855	52,192	93,809	(101,745)	62,111
Net earnings (loss) from discontinued operations	(44)	-	206	-	162
Net earnings and comprehensive income	17,811	52,192	94,015	(101,745)	62,273
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	-	-	44,361	-	44,361
Net earnings from discontinued operations	-	-	101	-	101
Total net earnings and comprehensive income attributable to noncontrolling interests	-	-	44,462	-	44,462
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,811	$52,192	$49,553	$(101,745)	$17,811
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,855	$52,192	$49,448	$(101,745)	$17,750
Discontinued operations, net of income tax	(44)	-	105	-	61
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$17,811	$52,192	$49,553	$(101,745)	$17,811

Item 1.   Financial Statements – (continued)

AmSurg Corp.

Notes to the Unaudited Consolidated Financial Statements – (continued)

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2014 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$18,482	$48,096	$96,257	$(93,016)	$69,819
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(5,082)	-	44	(5,038)
Acquisition of property and equipment	(1,237)	-	(5,801)	-	(7,038)
Proceeds from sale of interests in surgery centers	-	1,111	-	-	1,111
Other	(629)	211	-	-	(418)
Net cash flows used in investing activities	(1,866)	(3,760)	(5,801)	44	(11,383)
Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	-	1,945	-	31,945
Repayment on long-term borrowings	(47,679)	-	(3,174)	-	(50,853)
Distributions to owners, including noncontrolling interests	-	(44,920)	(91,290)	93,016	(43,194)
Changes in intercompany balances with affiliates, net	556	-	(556)	-	-
Other financing activities, net	(641)	584	43	(44)	(58)
Net cash flows used in financing activities	(17,764)	(44,336)	(93,032)	92,972	(62,160)
Net decrease in cash and cash equivalents	(1,148)	-	(2,576)	-	(3,724)
Cash and cash equivalents, beginning of period	6,710	-	44,130	-	50,840
Cash and cash equivalents, end of period	$5,562	$-	$41,554	$-	$47,116

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2013 (In thousands)

	Parent	Guarantor	Non-Guarantor	Consolidating	Total
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$23,940	$49,577	$99,411	$(99,063)	$73,865
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	-	(242)	-	(10)	(252)
Acquisition of property and equipment	(853)	-	(5,257)	-	(6,110)
Net cash flows used in investing activities	(853)	(242)	(5,257)	(10)	(6,362)
Cash flows from financing activities:
Proceeds from long-term borrowings	29,700	-	1,170	-	30,870
Repayment on long-term borrowings	(45,024)	-	(3,187)	-	(48,211)
Distributions to owners, including noncontrolling interests	-	(49,486)	(93,491)	99,063	(43,914)
Changes in intercompany balances with affiliates, net	533	-	(533)	-	-
Other financing activities, net	(10,792)	151	398	10	(10,233)
Net cash flows used in financing activities	(25,583)	(49,335)	(95,643)	99,073	(71,488)
Net decrease in cash and cash equivalents	(2,496)	-	(1,489)	-	(3,985)
Cash and cash equivalents, beginning of period	7,259	-	39,139	-	46,398
Cash and cash equivalents, end of period	$4,763	$-	$37,650	$-	$42,413

(15)  Subsequent Events

The Company assessed events occurring subsequent to March 31, 2014 for potential recognition and disclosure in the unaudited consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the unaudited consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 and listed below in this report, some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. – Risk Factors”, as well as other unknown risks and uncertainties:

•       the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

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

•          our ability to manage the growth in our business and integrate acquired businesses;

•          our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers;

•          our ability to generate sufficient cash to service all of our indebtedness;

•          adverse weather and other factors beyond our control that may affect our surgery centers;

•          our failure to comply with applicable laws and regulations;

•          our failure to effectively and timely transition to the ICD-10 coding system;

•          the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•          the risk of becoming subject to federal and state investigation;

•          the risk from an unpredictable impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”);

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

•          potential write-offs of the impaired portion of intangible assets; and

•          potential liabilities relating to the tax deductibility of goodwill.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Overview

We acquire, develop and operate ambulatory surgery centers (“centers” or “ASCs”) in partnership primarily with physicians.  As of March 31, 2014, we had 242 operating ASCs, of which we owned a majority interest (primarily 51%) in 235 ASCs and owned a minority interest in seven ASCs (three of which are consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2014 and 2013.  An ASC is deemed to be under development when a limited partnership (“LP”) or limited liability company (“LLC”) has been formed with the physician partners to develop the ASC.

	Three Months Ended March 31,
	2014	2013
Procedures	389,987	391,703
Continuing centers in operation, end of period (consolidated)	238	233
Continuing centers in operation, end of period (unconsolidated)	4	4
Average number of continuing centers in operation, during period	239	234
New centers added during period	1	1
Centers discontinued during period	1	-
Centers under development, end of period	1	-
Centers under letter of intent, end of period	7	4

Of the continuing centers in operation at March 31, 2014, 151 centers performed gastrointestinal endoscopy procedures, 48 centers performed procedures in multiple specialties, 36 centers performed ophthalmology procedures and seven centers performed orthopaedic procedures.  We intend to expand primarily through the acquisition and development of additional centers and through future same-center growth.  Our growth strategy for 2014 includes the acquisition and development of additional centers, which on an annual basis we expect would generate additional operating income of $25 million to $29 million.  We anticipate that because the majority of these acquisitions will occur in the latter part of 2014, their contribution to our 2014 operating income would not be significant.  We expect a 1% to 2% increase in our same-center revenue for 2014, which reflects positive rate adjustments from the Centers for Medicare and Medicaid Services (“CMS”) in 2014. Our same-center revenue guidance also reflects the expected impact of sequestration.  During the three months ended March 31, 2014 compared to the same 2013 period, our same-center revenues decreased 2% primarily due to the impact of inclement weather that impacted our centers and adversely affected our procedure volumes.

While we own less than 100% of each of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center.  Our share of the profits and losses of four non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.

Sources of Revenues

Our revenues are derived from facility fees charged for surgical procedures performed in our centers and, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers.  These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physicians that perform the surgical procedures.  Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our centers as revenues are recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 25% of our revenues for each of the three months ended March 31, 2014 and 2013, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.  Our centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (“CPI”). Effective for federal fiscal year (“FFY”) 2011 and subsequent years, the Health Reform Law provides for the annual CPI increases

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2013, reimbursement rates increased by 0.6%, which positively impacted our 2013 revenues by approximately $2.5 million and our net earnings per diluted share by $0.02. In 2014, reimbursement rates increased by 1.2%, which we estimate will positively impact our 2014 revenues by approximately $6.0 million, net of the continued effects of sequestration, as discussed below. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as "sequestration." Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. These reductions have been extended through FFY 2024. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our centers.  Based on current volumes, we estimate that the imposed spending reductions will have a negative impact on 2014 revenues of approximately $1.5 million, concentrated in the three months ended March 31, 2014.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume for certain procedures at our centers.  However, certain of the provisions of the Health Reform Law are not currently effective, and the provisions may be amended, repealed or delayed or their impact could be offset by reductions in reimbursement under the Medicare program.  It is unclear what the resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges. Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015 and will not be fully implemented until January 1, 2016.  The federal online insurance marketplace and certain state exchanges experienced significant technical issues that negatively impacted the ability of individuals to purchase health insurance.  These technical issues are being addressed, but additional implementation issues could lead to further delays of the individual mandate tax penalties, delays in individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

In addition, the Health Reform Law established a Medicare Shared Savings Program, which created Accountable Care Organizations (“ACOs”) to allow groups of doctors, hospitals and other healthcare providers to come together voluntarily to provide coordinated high quality care to Medicare patients. Under the Health Reform Law, CMS may contract directly with ACOs. The formation of ACOs or other coordinated care models could negatively impact our centers and the medical practices of our physician partners.

Because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, amendments, repeal, or further implementation delays, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect us.  We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law.  Thus, we cannot predict the full impact of the Health Reform Law on us at this time.

CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor (“RAC”) program.  RACs are private contractors that have historically conducted post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. CMS has also established the Recovery Audit Prepayment Review (“RAPR”) demonstration that allows RACs to perform pre-payment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims for certain hospital services, but potentially including other facility types in the future. The RAPR demonstration began in 2012 and runs for a three year period.  The U.S. Department of Health and Human Services (“HHS”) has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals.  Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period. The Health Reform Law expands the RAC program’s scope to include Medicaid claims.  In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments.  We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.

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

In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and health maintenance organizations.  The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenues.  Some of our competitors have greater financial resources and market penetration than we do.  We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low‑cost alternative for certain surgical procedures should enable our centers to compete effectively in the evolving healthcare marketplace.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2013 Annual Report on Form 10-K.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.  There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2013.

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers.  We increase our number of centers through both acquisitions and developments.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LP or LLC.  Our 2014 same-center group, comprised of 232 centers and constituting approximately 97% of our total number of consolidated centers, experienced a 2% decline in revenue during the three months ended March 31, 2014 as compared to the three months ended March 31, 2014 primarily due to significant widespread inclement weather which impacted 38% of our centers, including certain centers that do not routinely experience adverse weather during this time of year.

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

Center profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests and are presented after net earnings.  The noncontrolling partners of our center LPs and LLCs typically are organized as general partnerships, LPs or LLCs that are not subject to federal income tax.  Each noncontrolling partner shares in the pre-tax earnings of the center of which it is a partner.  Accordingly, net earnings attributable to the noncontrolling interests in each of our center LPs and LLCs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to  noncontrolling interests have been subtracted.

The effective tax rate on pre-tax earnings as presented is approximately 17.8%.  However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 40%, excluding the varying impact from gains and losses from deconsolidation and disposal of centers.  We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

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

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenues	100.0%	100.0%
Operating expenses:
Salaries and benefits	31.6	31.4
Supply cost	14.7	14.4
Other operating expenses	21.0	20.4
Depreciation and amortization	3.2	3.1
Total operating expenses	70.5	69.3
Gain on deconsolidation	0.7	0.9
Equity in earnings of unconsolidated affiliates	0.3	0.1
Operating income	30.5	31.7
Interest expense	2.6	2.9
Earnings from continuing operations before income taxes	27.9	28.8
Income tax expense	5.0	4.8
Net earnings from continuing operations	22.9	24.0
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	0.1	0.1
Loss on disposal of discontinued interests in surgery centers, net of income tax	(0.2)	-
Net (loss) earnings from discontinued operations	(0.1)	0.1
Net earnings	22.8	24.1
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	16.3	17.2
Net earnings from discontinued operations	-	-
Total net earnings and comprehensive income attributable to noncontrolling interests	16.3	17.2
Net earnings attributable to AmSurg Corp. common shareholders	6.5%	6.9%
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.7%	6.9%
Discontinued operations, net of income tax	(0.2)	-
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	6.5%	6.9%

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

The number of procedures performed in our ASCs remained relatively flat during the three months ended March 31, 2014 compared to the 2013 period with 389,987 and 391,703 procedures being performed in the three months ended March 31, 2014 and 2013, respectively.  Revenues increased $4.9 million, or 2%, to $263.1 million in the three months ended March 31, 2014 from $258.2 million in the comparable 2013 period.  Our revenue was impacted during the three months ended March 31, 2014 primarily due to the following:

•         centers acquired or opened in 2013, which contributed $10.4 million of additional revenues in the three months ended March 31, 2014 due to having a full period of operations in 2014;

•         center acquired in 2014, which generated $1.0 million in revenues during the three months ended March 31, 2014; and

•         approximately $6.0 million of revenue decline for the three months ended March 31, 2014, recognized by our 2014 same-center group, reflecting a 2% decrease, primarily as a result of inclement weather that occurred across the country that impacted over 38% of our centers, resulting in canceled procedures, center closures and delays in re-establishing normal daily procedure volumes.

Salaries and benefits increased $2.2 million, or 3%, to $83.2 million in the three months ended March 31, 2014 from $81.0 million in the comparable 2013 period.  Salaries and benefits as a percentage of revenues increased by 20 basis points in the three months ended March 31, 2014, compared to

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

the three months ended March 31, 2013.  Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 5% increase in salaries and benefits at our centers in the three months ended March 31, 2014.  Furthermore, we experienced a decrease in salaries and benefits at our corporate offices due to lower bonus and deferred compensation expense incurred during the three months ended March 31, 2014 compared to the 2013 period.

Supply cost increased $1.5 million, or 4%, to $38.7 million in the three months ended March 31, 2014 from $37.2 million in the comparable 2013 period.  The increase was primarily the result of an increase in our average supply cost per procedure of 5% due in part to higher cost per procedure at certain of our multispecialty centers.

Other operating expenses increased $2.5 million, or 5%, to $55.3 million in the three months ended March 31, 2014 from $52.7 million in the comparable 2013 period.  The additional expense in the 2014 period resulted primarily from:

•         an increase of $2.0 million in other operating expenses at our 2014 same-center group; and

•         centers acquired or opened during 2013, which resulted in an increase of $1.7 million in other operating expenses in the three months ended March 31, 2014.

Depreciation and amortization expense increased $366,000, or 5%, in the three months ended March 31, 2014, primarily as a result of centers acquired during 2013.

We anticipate further increases in operating expenses in 2014, primarily due to additional acquired centers and an additional start-up center currently under development.  Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At March 31, 2014, we had one center under development.

During the three months ended March 31, 2014, we contributed a controlling interest in one center in exchange for $600,000 and a noncontrolling interest in an entity that controls the contributed center after the completion of the transaction.  As a result of the transaction, we recognized a gain on deconsolidation of approximately $2.0 million.  This gain was determined based on the difference between the fair value of the retained noncontrolling interest under the new ownership and operating structure and the carrying value of both the tangible and intangible assets of the entity immediately prior to the transaction.  However, due to a tax asset valuation allowance established in connection with the transaction, the net gain was approximately $550,000.

Interest expense decreased $579,000, or 8%, to $7.0 million from $7.5 million, in the three months ended March 31, 2014, primarily due to a lower outstanding balance on the revolving credit facility during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  See “— Liquidity and Capital Resources.”

We recognized income tax expense of $13.1 million in the three months ended March 31, 2014 compared to $12.3 million in the three months ended March 31, 2013.  Our effective tax rate during the three months ended March 31, 2014 was 17.8% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, more than 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our centers.

During the three months ended March 31, 2014, we classified one surgery center in discontinued operations, which was sold during the period.  We pursued the disposition of this center due to our assessment of its limited growth opportunities.  This center’s results of operations and gains and losses associated with its disposition have been classified as discontinued operations in all periods presented.  We recognized an after-tax loss on the disposition of discontinued interests in the center of $362,000 during the three months ended March 31, 2014.  The net earnings from the operations of the discontinued center was $137,000 and $162,000 during the three months ended March 31, 2014 and 2013, respectively.

Noncontrolling interests in net earnings for the three months ended March 31, 2014 decreased $1.6 million, or 4%, to $42.9 million from $44.5 million in the comparable 2013 period, primarily as a result of the one disposition and one deconsolidation recorded during the period.  The net earnings from discontinued operations attributable to noncontrolling interests was $84,000 and $101,000 during the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2014 and 2013 were $47.1 million and $42.4 million, respectively.  At March 31, 2014, we had working capital of $125.7 million, compared to $121.1 million at December 31, 2013.  Operating activities for the three months ended March 31, 2014 generated $69.8 million in cash flow from operations, compared to $73.9 million in the three months ended March 31, 2013.  The decrease in operating cash flow resulted primarily from lower net earnings in the 2014 period compared to the 2013 period.  Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

noncontrolling interests, which is considered a financing activity, in the three months ended March 31, 2014 and 2013 were $43.2 million and $43.9 million, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our centers bills for services as delivered, usually within a few days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At March 31, 2014 and 2013, our net accounts receivable represented 38 and 36 days of revenue outstanding, respectively.

During the three months ended March 31, 2014, we had total acquisition and capital expenditures of $12.0 million, which included:

•         $5.0 million for the acquisition of interests in ASCs and related transactions; and

•         $7.1 million for new or replacement property at existing centers including $116,000 in new capital leases.

At March 31, 2014, we had unfunded construction and equipment purchase commitments for our new corporate headquarters and for centers under development or under renovation of approximately $3.2 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.

On June 14, 2013, we amended our revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year from June 2017 to June 2018; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.25% to 2.0% from LIBOR plus 1.50% to 2.25%.  At March 31, 2014, we had $237.5 million available under our revolving credit agreement.

During 2012, we completed a private offering of $250.0 million aggregate principle amount of 5.625% senior unsecured notes due 2020 (the “Senior Unsecured Notes”).  In May 2013, we completed an exchange of the outstanding Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended.  Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020.  At March 31, 2014, we had approximately $4.7 million in accrued interest associated with the Senior Unsecured Notes reflected in other accrued liabilities.  The Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

During the three months ended March 31, 2014, we had net repayments on long-term debt of $18.9 million.  At March 31, 2014, we had $237.5 million outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our Senior Unsecured Notes and $67.0 million outstanding pursuant to our 8.04% senior secured notes due 2020 (the “Senior Secured Notes”).  Our Senior Secured Notes began to amortize in quarterly installments beginning in August 2013.  As of March 31, 2014, we were in compliance with all covenants contained in our revolving credit agreement, the note purchase agreement governing our Senior Secured Notes and the indenture governing our Senior Unsecured Notes.

During the three months ended March 31, 2014, we received approximately $500,000 from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options was approximately $1.7 million.

On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock to be purchased through February 9, 2015.  As of March 31, 2014, there was approximately $27.1 million available under the stock repurchase program.  We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.

During the three months ended March 31, 2014, we repurchased 68,014 shares with a value of approximately $2.9 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

Item. 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – (continued)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation.  The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on our operations and financial results rather than routine disposals that are not a change in our strategy.  The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, we will dispose of certain of our centers due to management’s assessment of our strategy in the market and due to limited growth opportunities at those centers.  Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations.  When adopted, this ASU will require us to record the results of operations and the associated gain or loss from similar dispositions as a component of continuing operations.  We do not believe this ASU will have a material impact on our consolidated financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2014, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.4 million annually.  Although there can be no assurances that interest rates will  not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective to allow timely decisions regarding disclosure of material information required to be included in our periodic reports.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.        Legal Proceedings

                    There have been no material changes to the legal proceedings we previously described in our 2013 Annual Report on Form 10-K during the three  months ended March 31, 2014.

Item 1A.     Risk Factors

                    There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) That May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit)	Plans or Programs	the Plans or Programs
January 1, 2014 through January 31, 2014	18,648	$42.65	-	$27,078,575 (2)
February 1, 2014 through February 28, 2014	49,283	41.75	-	27,078,575
March 1, 2014 through March 31, 2014	83	42.79	-	27,078,575
Total	68,014	$42.00	-	$27,078,575

(1)     During the three months ended March 31, 2014, we repurchased 68,014 shares with a value of approximately $2.9 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

(2)     On August 9, 2013, we announced that our Board of Directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period through February 9, 2015.

Item 3.        Defaults Upon Senior Securities

                    Not applicable.

Item 4.        Mine Safety Disclosures

                     Not applicable.

Item 5.        Other Information

                     Not applicable.

Item 6.        Exhibits

10.1     Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 4, 2014)

10.2     Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 4, 2014)

10.3     Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated February 4, 2014)

10.4     Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated February 4, 2014)

10.5     Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated February 4, 2014)

31.1     Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings and Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and (v) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2014 and 2013.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: May 1, 2014

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)