Form 10-Q/A
period 2014-03-31
AMSURG CORP
filed 2014-05-02
CIK 895930

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

Explanatory Note

AmSurg Corp. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014 (the "Original Filing"), for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Company attempted to file Exhibit 101 on its initial Form 10-Q filing for the period ended March 31, 2014.  However, Exhibit 101 was not accepted by the Securities and Exchange Commission due to a validation error in the electronic file.

Other than as described above, no changes have been made to the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect subsequent events that may have occurred after the date of the Original Filing and does not modify or update in any way any disclosures made in the Original Filing.

1

Item 6.        Exhibits

10.1*   Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated February 4, 2014)

10.2*   Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 4, 2014)

10.3*   Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and David L. Manning (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, dated February 4, 2014)

10.4*   Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated February 4, 2014)

10.5*   Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated February 4, 2014)

31.1** Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2** Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**  Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings and Comprehensive Income for the three month periods ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and (v) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2014 and 2013.

*      Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 1, 2014.

**    Furnished herewith.

2

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date: May 1, 2014

	By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

3