Form 10-Q
period 2014-06-30
AMSURG CORP
filed 2014-08-01
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

AMSURG CORP.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	001-36531	62-1493316
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

20 Burton Hills Boulevard
Nashville, Tennessee		37215
(Address of Principal Executive Offices)		(Zip Code)

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

Yes [  ]                    No [X]

As of July 31, 2014 there were outstanding 48,108,771 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Six Months Ended June 30, 2014

i

Part I

Item 1.  Financial Statements

AmSurg Corp.
Consolidated Balance Sheets
June 30, 2014 (unaudited) and December 31, 2013
(In thousands)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$44,911	$50,840
Accounts receivable, net of allowance of $30,414 and $27,862, respectively	110,538	105,072
Supplies inventory	18,808	18,414
Deferred income taxes	3,386	3,097
Prepaid and other current assets	34,658	33,602
Total current assets	212,301	211,025
Property and equipment, net	168,839	169,895
Investments in unconsolidated affiliates and other	26,546	16,392
Goodwill	1,794,493	1,758,970
Intangible assets, net	20,829	21,662
Total assets	$2,223,008	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$20,208	$20,844
Accounts payable	26,353	27,501
Accrued salaries and benefits	29,849	32,294
Other accrued liabilities	9,771	9,231
Total current liabilities	86,181	89,870
Long-term debt	556,793	583,298
Deferred income taxes	194,181	176,020
Other long-term liabilities	25,695	25,503
Commitments and contingencies
Noncontrolling interests – redeemable	177,063	177,697
Equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 70,000 shares authorized, 32,572 and 32,353 shares outstanding, respectively	189,822	185,873
Retained earnings	614,480	578,324
Total AmSurg Corp. equity	804,302	764,197
Noncontrolling interests – non-redeemable	378,793	361,359
Total equity	1,183,095	1,125,556
Total liabilities and equity	$2,223,008	$2,177,944

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Consolidated Statements of Earnings and Comprehensive Income (unaudited)
Three and Six Months Ended June 30, 2014 and 2013
(In thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$281,105	$267,102	$544,212	$525,291
Operating expenses:
Salaries and benefits	84,866	81,085	168,060	162,043
Supply cost	41,283	38,989	80,003	76,202
Other operating expenses	60,331	53,925	115,600	106,652
Depreciation and amortization	8,550	8,125	16,924	16,133
Total operating expenses	195,030	182,124	380,587	361,030
Gain on deconsolidation	1,366	—	3,411	2,237
Equity in earnings of unconsolidated affiliates	539	696	1,303	1,098
Operating income	87,980	85,674	168,339	167,596
Interest expense	6,894	7,512	13,857	15,054
Earnings from continuing operations before income taxes	81,086	78,162	154,482	152,542
Income tax expense	12,921	12,710	25,978	24,979
Net earnings from continuing operations	68,165	65,452	128,504	127,563
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	—	384	137	546
Gain (loss) on disposal of discontinued interests in surgery centers, net of income tax	7	—	(355)	—
Net earnings (loss) from discontinued operations	7	384	(218)	546
Net earnings and comprehensive income	68,172	65,836	128,286	128,109
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	49,211	47,035	92,046	91,396
Net earnings from discontinued operations	—	238	84	339
Total net earnings and comprehensive income attributable to noncontrolling interests	49,211	47,273	92,130	91,735
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$18,961	$18,563	$36,156	$36,374
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$18,954	$18,417	$36,458	$36,167
Discontinued operations, net of income tax	7	146	(302)	207
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$18,961	$18,563	$36,156	$36,374
Earnings per share-basic:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.60	$0.59	$1.15	$1.16
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	—	—	(0.01)	0.01
Net earnings attributable to AmSurg Corp. common shareholders	$0.60	$0.59	$1.14	$1.17
Earnings per share-diluted:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders	$0.59	$0.58	$1.13	$1.13
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	—	—	(0.01)	0.01
Net earnings attributable to AmSurg Corp. common shareholders	$0.59	$0.58	$1.12	$1.14
Weighted average number of shares and share equivalents outstanding:
Basic	31,825	31,208	31,770	31,213
Diluted	32,233	31,862	32,177	31,872

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Consolidated Statements of Changes in Equity (unaudited)
Six Months Ended June 30, 2014 and 2013
(In thousands)

	AmSurg Corp. Shareholders					Noncontrolling
				Noncontrolling		Interests –
				Interests –	Total	Redeemable
	Common Stock		Retained	Non-	Equity	(Temporary	Net
	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)	Earnings
Balance at December 31, 2013	32,353	$185,873	$578,324	$361,359	$1,125,556	$177,697
Issuance of restricted common stock	225	—	—	—	—	—
Cancellation of restricted common stock	(7)	—	—	—	—	—
Stock options exercised	69	1,646	—	—	1,646	—
Stock repurchased	(68)	(2,857)	—	—	(2,857)	—
Share-based compensation	—	4,964	—	—	4,964	—
Tax benefit related to exercise of stock options	—	2,090	—	—	2,090	—
Net earnings	—	—	36,156	26,788	62,944	65,342	$128,286
Distributions to noncontrolling interests, net of capital contributions	—	—	—	(26,846)	(26,846)	(65,134)
Purchase of noncontrolling interest	—	305	—	(1,820)	(1,515)	—
Sale of noncontrolling interest	—	(2,199)	—	3,186	987	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	21,255	21,255	—
Disposals and other transactions impacting noncontrolling interests	—	—	—	(5,129)	(5,129)	(842)
Balance at June 30, 2014	32,572	$189,822	$614,480	$378,793	$1,183,095	$177,063

Balance at January 1, 2013	31,941	$183,867	$505,621	$310,978	$1,000,466	$175,382
Issuance of restricted common stock	292	—	—	—	—	—
Cancellation of restricted common stock	(17)	—	—	—	—	—
Stock options exercised	568	13,728	—	—	13,728	—
Stock repurchased	(789)	(26,164)	—	—	(26,164)	—
Share-based compensation	—	3,966	—	—	3,966	—
Tax benefit related to exercise of stock options	—	2,968	—	—	2,968	—
Net earnings	—	—	36,374	25,450	61,824	66,285	$128,109
Distributions to noncontrolling interests, net of capital contributions	—	—	—	(24,371)	(24,371)	(66,879)
Purchase of noncontrolling interest	—	(223)	—	(316)	(539)	(316)
Sale of noncontrolling interest	—	(1,471)	—	2,222	751	628
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	11,153	11,153	—
Disposals and other transactions impacting noncontrolling interests	—	—	—	(317)	(317)	—
Balance at June 30, 2013	31,995	$176,671	$541,995	$324,799	$1,043,465	$175,100
See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2014 and 2013
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$128,286	$128,109
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	16,924	16,133
Net loss on sale of long-lived assets	611	—
Gain on deconsolidation	(3,411)	(2,237)
Share-based compensation	4,964	3,966
Excess tax benefit from share-based compensation	(2,090)	(1,210)
Deferred income taxes	17,872	19,329
Equity in earnings of unconsolidated affiliates	(1,303)	(1,098)
Increases (decreases) in cash and cash equivalents, net of effects of acquisitions and dispositions, due to changes in:
Accounts receivable, net	(5,979)	(5,221)
Supplies inventory	(7)	(320)
Prepaid and other current assets	(2,310)	(2,057)
Accounts payable	(2,397)	(2,351)
Accrued expenses and other liabilities	769	(2,155)
Other, net	1,652	1,662
Net cash flows provided by operating activities	153,581	152,550
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	(24,437)	(18,346)
Acquisition of property and equipment	(16,075)	(12,472)
Proceeds from sale of interests in surgery centers	2,092	—
Other	(1,381)	55
Net cash flows used in investing activities	(39,801)	(30,763)
Cash flows from financing activities:
Proceeds from long-term borrowings	74,246	70,922
Repayment on long-term borrowings	(102,326)	(96,222)
Distributions to noncontrolling interests	(92,010)	(91,526)
Proceeds from issuance of common stock upon exercise of stock options	1,646	13,728
Repurchase of common stock	(2,857)	(26,164)
Capital contributions and ownership transactions by noncontrolling interests	(498)	936
Excess tax benefit from share-based compensation	2,090	1,210
Financing cost incurred	—	(1,146)
Net cash flows used in financing activities	(119,709)	(128,262)
Net decrease in cash and cash equivalents	(5,929)	(6,475)
Cash and cash equivalents, beginning of period	50,840	46,398
Cash and cash equivalents, end of period	$44,911	$39,923

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements
(1) Basis of Presentation

AmSurg Corp. (the “Company”), through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited partnerships (“LPs”) and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“centers”).  The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in eight LPs and LLCs, one of which it consolidates as the Company has substantive participation rights and seven of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated LPs and LLCs.  Consolidation of such LPs and LLCs is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the LPs and LLCs, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the face of the consolidated statements of earnings and comprehensive income; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

As further described in note 11, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships.  While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2014, the occurrence of such regulatory changes is outside the control of the Company.  As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates and other in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings and comprehensive income.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

The determination of contractual and bad debt allowances constitutes a significant estimate. Some of the factors considered by management in determining the amount of such allowances are the historical trends of the centers’ cash collections and contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors and procedure statistics.  Accordingly, net accounts receivable at June 30, 2014 and December 31, 2013 reflect allowances for contractual adjustments of $291,434,000 and $289,937,000, respectively, and allowances for bad debt expense of $30,414,000 and $27,862,000, respectively. Bad debt expense is included in other operating expenses and was approximately $5,554,000 and $10,762,000 for the three and six months ended June 30, 2014, respectively, and $4,844,000 and $10,744,000 for the three and six months ended June 30, 2013, respectively.

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

Revenues from centers are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During each of the six months ended June 30, 2014 and 2013, the Company derived approximately 25% of its revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

During each of the six months ended June 30, 2014 and 2013, the Company, through a wholly-owned subsidiary, acquired a controlling interest in two centers. The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the six months ended June 30, 2014 and 2013 was approximately $24,437,000 and $18,346,000, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

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

Item 1. Financial Statements - (continued)	Table of Contents

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition completed in the six months ended June 30, 2014 and 2013, including post acquisition date adjustments recorded to finalize purchase price allocations, are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Accounts receivable	$1,023	$286
Supplies, inventory, prepaid and other current assets	953	143
Property and equipment	2,481	1,504
Goodwill	44,319	27,880
Accounts payable	(2,341)	(110)
Other accrued liabilities	(527)	(68)
Long-term debt	(214)	(638)
Total fair value	45,694	28,997
Less: Fair value attributable to noncontrolling interests	21,257	10,903
Acquisition date fair value of total consideration transferred	$24,437	$18,094

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests in centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.  For the six months ended June 30, 2014 and 2013, respectively, approximately $25,059,000 and $17,469,000 of goodwill recorded was deductible for tax purposes.  The acquisition related costs incurred by the Company for completed transactions were not significant for the six months ended June 30, 2014 and 2013, respectively. During the three and six months ended June 30, 2014, the Company incurred approximately $3,600,000, respectively, which is included in other operating expenses in the accompanying consolidated statement of earnings, related to the acquisition of Sheridan Healthcare, which was completed subsequent to June 30, 2014, and is further discussed in note 15.

Revenues and net earnings included in the six months ended June 30, 2014 and 2013 associated with completed acquisitions are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Revenues	$2,643	$1,341
Net earnings	576	426
Less: Net earnings attributable to noncontrolling interests	355	227
Net earnings attributable to AmSurg Corp. common shareholders	$221	$199

The unaudited consolidated pro forma results for the six months ended June 30, 2014 and 2013, assuming all acquisitions completed prior to June 30, 2014 had been consummated on January 1, 2013 and all 2013 acquisitions had been consummated on January 1, 2012, are as follows (in thousands, except per share data):

	Six Months Ended June 30,
	2014	2013
Revenues	$552,154	$558,165
Net earnings	129,720	136,524
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	36,912	38,967
Net earnings	36,610	39,174
Net earnings from continuing operations per common share:
Basic	$1.16	$1.25
Diluted	$1.15	$1.22
Net earnings:
Basic	$1.15	$1.26
Diluted	$1.14	$1.23
Weighted average number of shares and share equivalents:
Basic	31,770	31,213
Diluted	32,177	31,872

Item 1. Financial Statements - (continued)	Table of Contents

During the six months ended June 30, 2014, the Company entered into certain transactions whereby it contributed its controlling interests in four centers in exchange for approximately $1,700,000 and noncontrolling interests in three separate entities each jointly owned by a hospital that, after the completion of the transactions, controls the contributed centers.  During the six months ended June 30, 2013, the Company entered into a transaction whereby it contributed $252,000 plus a controlling interest in one center in exchange for a noncontrolling interest in an entity jointly owned by a hospital that, after the completion of the transaction, controlled the contributed center and one additional center. Management of the Company believes these structures provide both economies of scale and potential future growth opportunities in the markets in which the centers are located.  As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates and other, the fair value of the noncontrolling interest in the entities which control the contributed centers of approximately $6,534,000 and $5,200,000 as of the six months ended June 30, 2014 and 2013, respectively.  Accordingly, the Company recognized a net gain on deconsolidation in the accompanying consolidated statements of earnings and comprehensive income of approximately $1,366,000 and $3,411,000 during the three and six months ended June 30, 2014, respectively, and $2,237,000 during the six months ended June 30, 2013, respectively. There was no deconsolidation activity during the three months ended June 30, 2013. In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. During the six months ended June 30, 2014, the fair value of the Company’s noncontrolling interest was based on estimates of the expected future earnings, and in certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 5% to 35%.

(5)  Dispositions

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company initiated the disposition of certain of its centers due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers.  Results of operations (net of income tax) of the centers discontinued for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash proceeds from disposal	$—	$—	$1,147	$—
Net earnings (loss) from discontinued operations	7	384	(218)	546
Net earnings (loss) from discontinued operations attributable to AmSurg Corp.	7	146	(302)	207

The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.  Results of operations of the combined discontinued centers for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$2,240	$1,048	$4,112
Earnings before income taxes	—	491	172	699
Net earnings	—	384	137	546

(6)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$1,758,970
Goodwill acquired, including post acquisition adjustments	44,320
Goodwill disposed, including impact of deconsolidation transactions	(8,797)
Balance at June 30, 2014	$1,794,493

Amortizable intangible assets at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Deferred financing cost	$15,816	$(5,949)	$9,867	$15,814	$(4,953)	$10,861
Agreements, contracts and other intangible assets	3,448	(2,611)	837	3,448	(2,472)	976
Total amortizable intangible assets	$19,264	$(8,560)	$10,704	$19,262	$(7,425)	$11,837

Amortization of intangible assets for the three months ended June 30, 2014 and 2013 was $566,000 and $531,000, respectively, and $1,135,000 and $1,076,000 for the six months ended June 30, 2014 and 2013, respectively.  Estimated amortization of intangible assets for the remainder of 2014 and

Item 1. Financial Statements - (continued)	Table of Contents

the following five years and thereafter is $1,121,000, $2,240,000, $2,239,000, $1,985,000, $1,422,000, $860,000 and $837,000, respectively.  The Company expects to recognize amortization of intangible assets over a weighted average period of 5.2 years with no expected residual values.

At June 30, 2014 and December 31, 2013, other non-amortizable intangible assets related to restrictive covenant arrangements were $10,125,000 and $9,825,000, respectively.

(7)  Long-term Debt

Long-term debt at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Revolving credit agreement	$231,500	$252,500
Senior Unsecured Notes due 2020 (5.625%)	250,000	250,000
Senior Secured Notes due 2020 (8.04%)	64,286	69,643
Other debt due through 2025	20,056	21,149
Capitalized lease arrangements due through 2026	11,159	10,850
	577,001	604,142
Less current portion	20,208	20,844
Long-term debt	$556,793	$583,298

a.     Credit Facility

On June 14, 2013, the Company amended its revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year. The revolving credit agreement, as amended, permits the Company to borrow up to $475,000,000 at an interest rate equal to, at the Company’s option, the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof; provides for a fee of 0.25% to 0.40% of unused commitments; and contains certain covenants relating to the ratio of debt to operating performance measurements, interest coverage ratios and minimum net worth.  Borrowings under the revolving credit agreement mature in June 2018 and are secured primarily by a pledge of the stock of the Company’s wholly-owned subsidiaries and the Company’s partnership and membership interests in the LPs and LLCs.  The Company was in compliance with the covenants contained in the revolving credit agreement at June 30, 2014. See note 15 for further information regarding the Sheridan Healthcare acquisition and subsequent extinguishment of this revolving credit agreement.

b.     Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250,000,000 aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “2020 Senior Unsecured Notes”).  On May 31, 2013 the Company completed an offer to exchange the outstanding 2020 Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2020 Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit agreement. The 2020 Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2020 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2020 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.
Prior to November 30, 2015, the Company may redeem up to 35% of the aggregate principal amount of the 2020 Senior Unsecured Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings.  On or after November 30, 2015, the Company may redeem the 2020 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve-month period beginning on November 30 of the years indicated below:

Period	Redemption Price
2015	104.219%
2016	102.813%
2017	101.406%
2018 and thereafter	100.000%

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at June 30, 2014.

Item 1. Financial Statements - (continued)	Table of Contents

c.     Senior Secured Notes

The Company issued $75,000,000 principal amount of senior secured notes (the “Senior Secured Notes”) on May 28, 2010 pursuant to a note purchase agreement.  The Senior Secured Notes mature on May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the 2020 Senior Unsecured Notes, which resulted in an increase in the annual interest rate to 8.04%, and included certain other adjustments to the existing covenants.  The Senior Secured Notes are pari passu with the indebtedness under the Company’s revolving credit agreement and the 2020 Senior Unsecured Notes and principal payments began in August 2013.  The note purchase agreement governing the Senior Secured Notes contains covenants similar to the covenants in the revolving credit agreement and includes a make whole provision in the event of any prepayment of principal.  The Company was in compliance with the covenants contained in the note purchase agreement relating to the Senior Secured Notes at June 30, 2014. See note 15 for further information regarding the Sheridan Healthcare acquisition and subsequent extinguishment of these notes.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at June 30, 2014 and December 31, 2013, the Company utilized Level 2 inputs to perform such measurements methods, which were commensurate with the market approach.  As of June 30, 2014 and December 31, 2013, the fair value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets in the accompanying consolidated balance sheets, was $16,880,000 and $13,313,000, respectively. The fair values were determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments (Level 2). There were no transfers to or from Levels 1 and 2 during the three months ended June 30, 2014.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value.  The fair value of fixed rate long-term debt, with a carrying value of $343,195,000, was $348,974,000 at June 30, 2014.  The fair value of variable rate long-term debt approximates its carrying value of $233,806,000 at June 30, 2014.  With the exception of the Company’s 2020 Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s 2020 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

(9)  Shareholders’ Equity

a.   Common Stock

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock.  The Company completed this repurchase program in August 2013.  On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40,000,000 of the Company’s shares of common stock to be purchased through February 9, 2015.  As of June 30, 2014, there was approximately $27,100,000 available under the stock repurchase program.

During the six months ended June 30, 2014, the Company did not purchase any shares under the stock repurchase program.  During the six months ended June 30, 2013, the Company purchased 699,659 shares of the Company’s common stock for approximately $23,349,000, at an average price of $33.35 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements.  During the six months ended June 30, 2014 and 2013, the Company repurchased 68,014 shares and 89,788 shares, respectively, of common stock for approximately $2,857,000 and $2,815,000, respectively.

b.   Stock Incentive Plans

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended and AmSurg Corp. 1997 Stock Incentive Plan, as amended under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At June 30, 2014, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 1,174,870 shares were available for future equity grants.  Restricted stock granted to outside directors prior to 2012 vested over a two year period and restricted stock granted to outside directors during 2012 and after vest over a one year period.  Restricted

Item 1. Financial Statements - (continued)	Table of Contents

stock granted to employees during 2010 and thereafter vests over four years in three equal installments beginning on the second anniversary of the date of grant.  Restricted stock granted to employees prior to 2010 vests at the end of four years from the date of grant.  The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  Under Company policy, shares held by outside directors and senior management are subject to certain holding restrictions and anti-pledging activities.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense	$2,506	$1,916	$4,964	$3,966
Fair value of shares vested	1,183	1,318	10,358	10,500
Cash received from option exercises	1,158	8,037	1,646	13,728
Tax benefit from option exercises	363	922	2,090	1,210

As of June 30, 2014, the Company had total unrecognized compensation cost of approximately $10,980,000 related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.2 years.

For the three and six months ended June 30, 2014 and 2013, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at June 30, 2014 and changes during the six months ended June 30, 2014 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2013	743,869	$26.54
Shares granted	225,521	42.25
Shares vested	(247,128)	23.30
Shares forfeited	(7,129)	32.81
Non-vested shares at June 30, 2014	715,133	$32.55

A summary of stock option activity for the six months ended June 30, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2013	270,464	$23.16	2.5
Options exercised with total intrinsic value of $1,649,000	(68,868)	23.90
Outstanding at June 30, 2014 with an aggregate intrinsic value of $4,569,000	201,596	$22.90	2.2
Vested at June 30, 2014 with an aggregate intrinsic value of $4,569,000	201,596	$22.90	2.2
Exercisable at June 30, 2014 with an aggregate intrinsic value of $4,569,000	201,596	$22.90	2.2

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2014 exercised their options at the Company’s closing stock price on June 30, 2014.

Item 1. Financial Statements - (continued)	Table of Contents

c.   Earnings per Share

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2014:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$18,954	31,825	$0.60	$36,458	31,770	$1.15
Effect of dilutive securities options and non-vested shares	—	408		—	407
Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$18,954	32,233	$0.59	$36,458	32,177	$1.13

Net earnings attributable to AmSurg Corp. per common share (basic)	$18,961	31,825	$0.60	$36,156	31,770	$1.14
Effect of dilutive securities options and non-vested shares	—	408		—	407
Net earnings attributable to AmSurg Corp. per common share (diluted)	$18,961	32,233	$0.59	$36,156	32,177	$1.12
2013:
Net earnings from continuing operations attributable to AmSurg Corp. per common share (basic)	$18,417	31,208	$0.59	$36,167	31,213	$1.16
Effect of dilutive securities options and non-vested shares	—	654		—	659
Net earnings from continuing operations attributable to AmSurg Corp. per common share (diluted)	$18,417	31,862	$0.58	$36,167	31,872	$1.13

Net earnings attributable to AmSurg Corp. per common share (basic)	$18,563	31,208	$0.59	$36,374	31,213	$1.17
Effect of dilutive securities options and non-vested shares	—	654		—	659
Net earnings attributable to AmSurg Corp. per common share (diluted)	$18,563	31,862	$0.58	$36,374	31,872	$1.14

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Certain of the Company’s wholly-owned subsidiaries, as general partners in the LPs, are responsible for all debts incurred but unpaid by the LPs.  As manager of the operations of the LPs, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2014.

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

On May 29, 2014 the Company announced it had entered into an agreement to acquire Sheridan Healthcare for approximately $2.35 billion, comprised of a minimum cash value of approximately $1.7 billion with the remaining amount to be satisfied through the issuance of Company stock. The Company obtained a commitment from Citi to the fund the cash component of the purchase price. The completion of this acquisition occurred during the third quarter of 2014. See note 15 for further information regarding the Sheridan Healthcare acquisition.

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

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “ Revenue from Contracts with Customers” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial condition, results of operations or cash flows.

Item 1. Financial Statements - (continued)	Table of Contents

(13)  Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash paid during the period for:
Interest	$9,710	$14,739
Income taxes, net of refunds	4,703	6,681
Non-cash investing and financing activities:
Increase (decrease) in accounts payable associated with acquisition of property and equipment	(1,220)	389
Capital lease obligations	948	32

(14)  Financial Information for the Company and Its Subsidiaries

The 2020 Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries.  The 2020 Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with Rule 3-10 of Regulation S-X "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."  The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,836	$—	$41,075	$—	$44,911
Accounts receivable, net	—	—	110,538	—	110,538
Supplies inventory	—	—	18,808	—	18,808
Deferred income taxes	3,386	—	—	—	3,386
Prepaid and other current assets	26,784	—	12,393	(4,519)	34,658
Total current assets	34,006	—	182,814	(4,519)	212,301
Property and equipment, net	9,837	—	159,002	—	168,839
Investments in unconsolidated affiliates and other	1,514,925	1,479,602	932	(2,968,913)	26,546
Goodwill and intangible assets, net	19,990	—	839	1,794,493	1,815,322
Total assets	$1,578,758	$1,479,602	$343,587	$(1,178,939)	$2,223,008
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$—	$9,494	$—	$20,208
Accounts payable	3,269	—	27,163	(4,079)	26,353
Accrued liabilities	23,849	—	16,211	(440)	39,620
Total current liabilities	37,832	—	52,868	(4,519)	86,181
Long-term debt	535,071	—	54,118	(32,396)	556,793
Deferred income taxes	194,181	—	—	—	194,181
Other long-term liabilities	7,372	—	18,323	—	25,695
Noncontrolling interests – redeemable	—	—	63,070	113,993	177,063
Equity:
Total AmSurg Corp. equity	804,302	1,479,602	114,690	(1,594,292)	804,302
Noncontrolling interests – non-redeemable	—	—	40,518	338,275	378,793
Total equity	804,302	1,479,602	155,208	(1,256,017)	1,183,095
Total liabilities and equity	$1,578,758	$1,479,602	$343,587	$(1,178,939)	$2,223,008

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,710	$—	$44,130	$—	$50,840
Accounts receivable, net	—	—	105,072	—	105,072
Supplies inventory	33	—	18,381	—	18,414
Deferred income taxes	3,097	—	—	—	3,097
Prepaid and other current assets	23,993	—	13,971	(4,362)	33,602
Total current assets	33,833	—	181,554	(4,362)	211,025
Property and equipment, net	9,829	—	160,066	—	169,895
Investments in unconsolidated affiliates and other	1,484,974	1,453,596	—	(2,922,178)	16,392
Goodwill and intangible assets, net	20,684	—	978	1,758,970	1,780,632
Total assets	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$—	$10,130	$—	$20,844
Accounts payable	1,972	—	29,487	(3,958)	27,501
Accrued liabilities	27,419	—	14,510	(404)	41,525
Total current liabilities	40,105	—	54,127	(4,362)	89,870
Long-term debt	561,429	—	53,246	(31,377)	583,298
Deferred income taxes	176,020	—	—	—	176,020
Other long-term liabilities	7,569	—	17,934	—	25,503
Noncontrolling interests – redeemable	—	—	63,704	113,993	177,697
Equity:
Total AmSurg Corp. equity	764,197	1,453,596	114,671	(1,568,267)	764,197
Noncontrolling interests – non-redeemable	—	—	38,916	322,443	361,359
Total equity	764,197	1,453,596	153,587	(1,245,824)	1,125,556
Total liabilities and equity	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$6,364	$—	$279,518	$(4,777)	$281,105
Operating expenses:
Salaries and benefits	15,282	—	69,708	(124)	84,866
Supply cost	—	—	41,283	—	41,283
Other operating expenses	8,427	—	56,557	(4,653)	60,331
Depreciation and amortization	815	—	7,735	—	8,550
Total operating expenses	24,524	—	175,283	(4,777)	195,030
Gain on deconsolidation	1,366	1,366	—	(1,366)	1,366
Equity in earnings of unconsolidated affiliates	54,639	54,639	—	(108,739)	539
Operating income	37,845	56,005	104,235	(110,105)	87,980
Interest expense	6,342	—	552	—	6,894
Earnings from continuing operations before income taxes	31,503	56,005	103,683	(110,105)	81,086
Income tax expense	12,549	—	372	—	12,921
Net earnings from continuing operations	18,954	56,005	103,311	(110,105)	68,165
Net earnings from discontinued operations	7	—	—	—	7
Net earnings and comprehensive income	18,961	56,005	103,311	(110,105)	68,172
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	—	—	49,211	—	49,211
Net earnings from discontinued operations	—	—	—	—	—
Total net earnings and comprehensive income attributable to noncontrolling interests	—	—	49,211	—	49,211
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$18,961	$56,005	$54,100	$(110,105)	$18,961
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$18,954	$56,005	$54,100	$(110,105)	$18,954
Discontinued operations, net of income tax	7	—	—	—	7
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$18,961	$56,005	$54,100	$(110,105)	$18,961

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Six Months Ended June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$12,491	$—	$541,107	$(9,386)	$544,212
Operating expenses:
Salaries and benefits	29,767	—	138,539	(246)	168,060
Supply cost	—	—	80,003	—	80,003
Other operating expenses	12,594	—	112,146	(9,140)	115,600
Depreciation and amortization	1,640	—	15,284	—	16,924
Total operating expenses	44,001	—	345,972	(9,386)	380,587
Gain on deconsolidation	3,411	3,411	—	(3,411)	3,411
Equity in earnings of unconsolidated affiliates	102,691	102,691	—	(204,079)	1,303
Operating income	74,592	106,102	195,135	(207,490)	168,339
Interest expense	12,793	—	1,064	—	13,857
Earnings from continuing operations before income taxes	61,799	106,102	194,071	(207,490)	154,482
Income tax expense	25,253	—	725	—	25,978
Net earnings from continuing operations	36,546	106,102	193,346	(207,490)	128,504
Net earnings (loss) from discontinued operations	(390)	—	172	—	(218)
Net earnings and comprehensive income	36,156	106,102	193,518	(207,490)	128,286
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	—	—	92,046	—	92,046
Net earnings from discontinued operations	—	—	84	—	84
Total net earnings and comprehensive income attributable to noncontrolling interests	—	—	92,130	—	92,130
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$36,156	$106,102	$101,388	$(207,490)	$36,156
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$36,546	$106,102	$101,300	$(207,490)	$36,458
Discontinued operations, net of income tax	(390)	—	88	—	(302)
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$36,156	$106,102	$101,388	$(207,490)	$36,156

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Three Months Ended June 30, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$5,460	$—	$265,995	$(4,353)	$267,102
Operating expenses:
Salaries and benefits	14,431	—	66,771	(117)	81,085
Supply cost	—	—	38,989	—	38,989
Other operating expenses	5,171	—	52,990	(4,236)	53,925
Depreciation and amortization	760	—	7,365	—	8,125
Total operating expenses	20,362	—	166,115	(4,353)	182,124
Gain on deconsolidation	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	52,926	52,926	—	(105,156)	696
Operating income	38,024	52,926	99,880	(105,156)	85,674
Interest expense	7,026	—	486	—	7,512
Earnings from continuing operations before income taxes	30,998	52,926	99,394	(105,156)	78,162
Income tax expense	12,332	—	378	—	12,710
Net earnings from continuing operations	18,666	52,926	99,016	(105,156)	65,452
Net earnings (loss) from discontinued operations	(103)	—	487	—	384
Net earnings and comprehensive income	18,563	52,926	99,503	(105,156)	65,836
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	—	—	47,035	—	47,035
Net earnings from discontinued operations	—	—	238	—	238
Total net earnings and comprehensive income attributable to noncontrolling interests	—	—	47,273	—	47,273
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$18,563	$52,926	$52,230	$(105,156)	$18,563
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$18,666	$52,926	$51,981	$(105,156)	$18,417
Discontinued operations, net of income tax	(103)	—	249	—	146
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$18,563	$52,926	$52,230	$(105,156)	$18,563

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings and Comprehensive Income - For the Six Months Ended June 30, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$11,176	$—	$522,706	$(8,591)	$525,291
Operating expenses:
Salaries and benefits	29,852	—	132,421	(230)	162,043
Supply cost	—	—	76,202	—	76,202
Other operating expenses	10,231	—	104,782	(8,361)	106,652
Depreciation and amortization	1,532	—	14,601	—	16,133
Total operating expenses	41,615	—	328,006	(8,591)	361,030
Gain on deconsolidation	2,237	2,237	—	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	102,881	102,881	—	(204,664)	1,098
Operating income	74,679	105,118	194,700	(206,901)	167,596
Interest expense	13,949	—	1,105	—	15,054
Earnings from continuing operations before income taxes	60,730	105,118	193,595	(206,901)	152,542
Income tax expense	24,210	—	769	—	24,979
Net earnings from continuing operations	36,520	105,118	192,826	(206,901)	127,563
Net earnings (loss) from discontinued operations	(146)	—	692	—	546
Net earnings and comprehensive income	36,374	105,118	193,518	(206,901)	128,109
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	—	—	91,396	—	91,396
Net earnings from discontinued operations	—	—	339	—	339
Total net earnings and comprehensive income attributable to noncontrolling interests	—	—	91,735	—	91,735
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$36,374	$105,118	$101,783	$(206,901)	$36,374
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$36,520	$105,118	$101,430	$(206,901)	$36,167
Discontinued operations, net of income tax	(146)	—	353	—	207
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	$36,374	$105,118	$101,783	$(206,901)	$36,374

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$27,919	$102,284	$202,508	$(179,130)	$153,581
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	—	(26,880)	—	2,443	(24,437)
Acquisition of property and equipment	(1,949)	—	(14,126)	—	(16,075)
Proceeds from sale of interests in surgery centers	—	2,092	—	—	2,092
Other	(1,259)	(122)	—	—	(1,381)
Net cash flows used in investing activities	(3,208)	(24,910)	(14,126)	2,443	(39,801)
Cash flows from financing activities:
Proceeds from long-term borrowings	70,000	—	4,246	—	74,246
Repayment on long-term borrowings	(96,358)	—	(5,968)	—	(102,326)
Distributions to owners, including noncontrolling interests	—	(76,846)	(194,294)	179,130	(92,010)
Changes in intercompany balances with affiliates, net	(1,020)	—	1,020	—	—
Other financing activities, net	(207)	(528)	3,559	(2,443)	381
Net cash flows used in financing activities	(27,585)	(77,374)	(191,437)	176,687	(119,709)
Net decrease in cash and cash equivalents	(2,874)	—	(3,055)	—	(5,929)
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$3,836	$—	$41,075	$—	$44,911

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$32,189	$102,630	$205,224	$(187,493)	$152,550
Cash flows from investing activities:
Acquisition of interests in surgery centers and related transactions	—	(18,424)	—	78	(18,346)
Acquisition of property and equipment	(1,189)	—	(11,283)	—	(12,472)
Other	—	55	—	—	55
Net cash flows used in investing activities	(1,189)	(18,369)	(11,283)	78	(30,763)
Cash flows from financing activities:
Proceeds from long-term borrowings	66,700	—	4,222	—	70,922
Repayment on long-term borrowings	(89,224)	—	(6,998)	—	(96,222)
Distributions to owners, including noncontrolling interests	—	(84,863)	(194,156)	187,493	(91,526)
Changes in intercompany balances with affiliates, net	1,431	—	(1,431)	—	—
Other financing activities, net	(12,371)	602	411	(78)	(11,436)
Net cash flows used in financing activities	(33,464)	(84,261)	(197,952)	187,415	(128,262)
Net decrease in cash and cash equivalents	(2,464)	—	(4,011)	—	(6,475)
Cash and cash equivalents, beginning of period	7,259	—	39,139	—	46,398
Cash and cash equivalents, end of period	$4,795	$—	$35,128	$—	$39,923

Item 1. Financial Statements - (continued)	Table of Contents

(15)  Subsequent Events

On July 16, 2014, the Company completed its previously announced acquisition of Sheridan Healthcare (or “Sheridan”), in a cash and stock transaction valued at approximately $2.35 billion. At closing, the Company paid approximately $2.1 billion in cash and issued approximately 5.7 million shares of its common stock to the former owners of Sheridan. The transaction was consummated in the form of a merger (the "Merger") between Arizona Merger Corporation and Arizona II Merger Corporation, Delaware corporations and direct wholly-owned subsidiaries of AmSurg, and Sunbeam GP Holdings, LLC, a Delaware limited liability company, Sunbeam GP LLC, a Delaware limited liability company and the general partner of the Partnership, Sunbeam Holdings, L.P., a Delaware limited partnership (the “Partnership”), and Sunbeam Primary Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Partnership. The operations of Sheridan Healthcare fully consolidates into Sunbeam Primary Holdings, Inc.

Sheridan, a leading national provider of multi-specialty outsourced physician services to hospitals, ambulatory surgery centers and other healthcare facilities, is one of the largest and most experienced providers of outsourced anesthesia services and children’s services, with strong operations in radiology and emergency medicine services as well. Management believes the combined operations of AmSurg and Sheridan will be better positioned to capitalize on current and anticipated trends in healthcare in the United States and meet the needs of physicians, health systems, communities and payors.

In connection with the transaction, the Company entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the former owners of Sheridan, which provides certain demand and piggy-back registration rights with respect to the shares of Company common stock issued pursuant to the merger. Under the Equity Registration Rights Agreement, the Company may be required, at the demand of the former owners of Sheridan, to file a shelf registration statement to register the shares of common stock issued pursuant to the merger agreement. The Equity Registration Rights Agreement provides certain demand rights for registrations of marketed, underwritten offerings; provided, that such demands for marketed, underwritten offerings involve the lesser of (i) securities with a minimum anticipated offering price of at least $100,000,000 or (ii) all remaining registrable securities. The Equity Registration Rights Agreement also provides for unlimited demand rights for registrations of non-marketed, underwritten offerings; provided, that such demands involve the lesser of (i) securities with a minimum anticipated offering price of at least $50,000,000 or (ii) all remaining registrable securities then held by holders of registrable securities. The Company is not obligated to effect more than three demand registrations in a 360 days period (whether marketed or not) or more than one demand registration in any 90 days period (whether marketed or not). The Company may delay the filing or effectiveness of any registration statement for up to 60 days in the event that the Company’s board of directors determines a valid business purpose exists for such delay or suspension; provided, the Company cannot delay or suspend more than three times in any 12 month period and not more than 120 days in the aggregate in any 12 month period.
To fund the transaction, the Company completed its offerings of common stock and mandatory convertible preferred stock resulting in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of estimated transaction fees, were approximately $421,580,000 and $167,025,000, respectively. In addition, on July 16, 2014, the Company entered into a new senior secured credit facility which includes an $870,000,000 term loan and a $300,000,000 revolving credit facility and completed a private offering of $1,100,000,000 aggregate principle amount of 5.625% senior unsecured notes due 2022 (the “2022 Senior Unsecured Notes”).

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate from the date of issuance and, to the extent lawful and declared by the Company's board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at the Company's election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. The first dividend payment on the mandatory convertible preferred stock, if declared, will be made on October 1, 2014. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. If any holder elects to convert shares of mandatory convertible preferred stock during a specified period beginning on the effective date of a fundamental change, as defined in the Description of the Mandatory Convertible Preferred Stock (the "Preferred Stock Agreement"), the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a fundamental change dividend make-whole amount (as defined in the Preferred Stock Agreement).

The term loan matures on July 16, 2021 and bears interest equal to, at the Company’s option, the alternative base rate as defined in the agreement, (“ABR”) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on July 16, 2014). The new revolving credit facility, matures on July 16, 2019, permits the Company to borrow up to $300,000,000, at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principle payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principle amount of the term loan. The Company has the option to increase borrowings under the new senior secured credit facility by an aggregate amount not to exceed the greater of $300,000,000 and an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The new senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and the Company’s partnership and membership interests in the limited partnerships and limited liability companies.

Item 1. Financial Statements - (continued)	Table of Contents

The 2022 Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries (the “Guarantors”). The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022.

Prior to July 15, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Senior Unsecured Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings. On or after July 15, 2017, the Company may redeem the 2022 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Period	Redemption Price
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of the mandatory preferred stock previously discussed.

In connection with the issuance of the 2022 Senior Unsecured Notes, the Company entered into a registration rights agreement, dated July 16, 2014 (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company and the Guarantors will use their commercially reasonable efforts to file an exchange offer registration statement with respect to the 2022 Senior Unsecured Notes with the Securities and Exchange Commission within 270 days from the date of the agreement. If the registration does not become effective within the allotted period, the Company would be obligated to pay certain liquidated damages, not to exceed a maximum amount of 1.0% per annum.

The net proceeds from the senior credit facility, the 2022 Senior Unsecured Notes offering, common stock offering, 5.25% mandatory convertible preferred stock offering, and cash on hand, were used to finance the cash consideration paid to consummate the Sheridan transaction, as well as repay borrowings under the Company's and Sheridan’s existing credit and term loan facilities, repay the outstanding balance of the Company's senior secured notes due 2020 and pay fees and expenses related to the Sheridan transaction. Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to the Company's equity issuances and debt financings, is expected to be approximately $130,000,000, of which, we expect approximately 60% will be capitalized. However, the Company is still evaluating these fees and expenses to determine a final allocation between that which will be capitalized and amortized over the life of the financings, charged against the proceeds of the equity offerings or expensed immediately as a cost of the transaction.

The initial accounting for the acquisition of Sheridan is currently incomplete. The Company is in the process of obtaining initial information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction. The valuation of the acquired assets and assumed liabilities will include, but not be limited to, fixed assets, licenses, intangible assets and potential contingencies. The valuations will consist of physical inspections and appraisal reports, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated and superseded in our Current Report on Form 8-K filed on June 23, 2014 and listed below in this report, some of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. – Risk Factors”, in our Current Report on Form 8-K filed on June 23, 2014 as well as other unknown risks and uncertainties:

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	the potential loss of collections and revenue if we are unable to timely enroll providers in the Medicare and Medicaid programs;

•	our ability to acquire and develop additional surgery centers and our ability to acquire or develop additional relationships with providers for outsourced physician services on favorable terms;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	adverse developments affecting the medical practices of our physician partners and affiliated practices;

•	our ability to maintain favorable relations with our physician partners, affiliated practices and clients;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability within our existing centers and outsourced physician services operations;

•	our ability to manage the growth in our business, successfully integrate and operate acquired businesses and achieve expected benefits from acquisitions;

•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers or operations related to our outsourced physician services;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	adverse weather and other factors beyond our control that may affect our surgery centers or operations of our outsourced physician services;

•	our failure to comply with applicable laws and regulations;

•	our failure to effectively and timely transition to the ICD-10 coding system;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of becoming subject to federal and state investigation;

•	the risk from an unpredictable impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”);

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	the risk that non-competition agreements in place with our physicians or other clinical employees may not be enforceable;

•
the risk of payment delays, forfeiture of payment or civil and criminal penalties related to failing to satisfy any notification and reapplication requirements for any acquired companies to maintain licensure, certification and other authorities to operate after an acquisition;

•	potential liabilities associated with our status as a general partner of limited partnerships;

•	liabilities for claims brought against us;

•	the risk that the reserves established with respect to losses covered under insurance programs are not adequate;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	potential write-offs of the impaired portion of intangible assets; and

•	potential liabilities relating to the tax deductibility of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Overview

We acquire, develop and operate ambulatory surgery centers (“centers” or “ASCs”) in partnership primarily with physicians.  As of June 30, 2014, we had 243 operating ASCs, of which we owned a majority interest (primarily 51%) in 235 ASCs and owned a minority interest in eight ASCs (one of which is consolidated). The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and six months ended June 30, 2014 and 2013.  An ASC is deemed to be under development when a limited partnership (“LP”) or limited liability company (“LLC”) has been formed with the physician partners to develop the ASC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Procedures	420,575	415,786	810,562	807,489
Continuing centers in operation, end of period (consolidated)	236	239	236	239
Continuing centers in operation, end of period (unconsolidated)	7	4	7	4
Average number of continuing centers in operation, during period	238	234	238	234
New centers added, during period	1	2	2	2
Centers discontinued, during period	—	—	1	—
Centers under development, end of period	1	—	1	—
Centers under letter of intent, end of period	6	5	6	5

Of the continuing centers in operation at June 30, 2014, 151 centers performed gastrointestinal endoscopy procedures, 48 centers performed procedures in multiple specialties, 37 centers performed ophthalmology procedures and 7 centers performed orthopaedic procedures.  We anticipate the acquisition and development of additional centers would generate additional operating income of $25 million to $29 million on an annual basis.  We expect that the majority of these acquisitions will occur in the latter part of 2014; therefore, their contribution to our 2014 operating income would not be significant.  We also expect a 1% to 2% increase in our same-center ASC revenue for 2014, which includes positive rate adjustments from the Centers for Medicare and Medicaid Services (“CMS”) in 2014. Our same-center revenue guidance also reflects the expected impact of sequestration.  During the six months ended June 30, 2014 compared to the same 2013 period, our same-center revenues decreased 1% primarily due to the impact of inclement winter weather that impacted our centers during the first quarter and adversely affected our procedure volumes.

While we own less than 100% of each of the entities that own the centers, our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ interests share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center.  Our share of the profits and losses of seven non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.

Recent Developments

On July 16, 2014, we completed our previously announced acquisition of Sheridan, in a cash and stock transaction valued at approximately $2.35 billion. At closing, we paid approximately $2.1 billion in cash and issued approximately 5.7 million shares of our common stock to the former owners of Sheridan.

Sheridan, a leading national provider of multi-specialty outsourced physician services to hospitals, ambulatory surgery centers and other healthcare facilities, is one of the largest and most experienced providers of outsourced anesthesia services and children’s services, with strong operations in radiology and emergency medicine services as well. We believe the combined operations of AmSurg and Sheridan will be better positioned to capitalize on current and anticipated trends in healthcare in the United States and meet the needs of physicians, health systems, communities and payors. See “— Liquidity and Capital Resources” for further discussion in liquidity and capital resources below regarding the impact of the Sheridan transaction and associated financing transactions on our cash flows and debt financings, all of which occurred subsequent to June 30, 2014. The operating results of Sheridan are not included in our operating results for the quarter ended June 30, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

days of billing. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 25% of our revenues for each of the six months ended June 30, 2014 and 2013, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently pays ASCs in accordance with predetermined fee schedules.  Our centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (“CPI”). Effective for federal fiscal year (“FFY”) 2011 and subsequent years, the Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2013, ASC reimbursement rates increased by 0.6%, which positively impacted our 2013 revenues by approximately $2.5 million and our net earnings per diluted share by $0.02. In 2014, ASC reimbursement rates increased by 1.2%, which we estimate will positively impact our 2014 revenues by approximately $6.0 million, net of the continued effects of sequestration, as discussed below. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material. We estimate that preliminary ASC reimbursement rates for 2015 recently announced by CMS, which are subject to final approval in November 2014, would positively impact our 2015 revenue by approximately $7.0 million.

The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as "sequestration." Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. These reductions have been extended through FFY 2024. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our centers.  Based on current volumes, we estimate that the imposed spending reductions will have a negative impact on 2014 revenues of approximately $1.5 million, which occurred in the first quarter of 2014.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume of certain procedures at our centers.  However, certain of the provisions of the Health Reform Law are not currently effective, and the provisions may be amended, repealed or delayed or their impact could be offset by reductions in reimbursement under the Medicare program.  It is unclear what the resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges. Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, has been delayed until January 1, 2015 and will not be fully implemented until January 1, 2016.  The federal online insurance marketplace and certain state exchanges experienced significant technical issues that negatively impacted the ability of individuals to purchase health insurance.  These technical issues are being addressed, but additional implementation issues could lead to further delays of the individual mandate tax penalties, delays in individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2013 Annual Report on Form 10-K.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.  There were no changes in the nature of our critical accounting policies or the application of those policies during the six months ended June 30, 2014 as compared to those described in our 2013 Annual Report on Form 10-K.

Results of Operations

Our revenues are directly related to the number of procedures performed at our centers.  Our overall growth in procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers.  We increase our number of centers through both acquisitions and developments.  Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.  A significant measurement of how much our revenues grow from year to year for existing centers is our same-center revenue percentage.  We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LP or LLC.  Revenues at our 2014 same-center group, comprising 229 centers and constituting approximately 94% of our total number of consolidated centers, increased by 1% during the three months ended June 30, 2014 and decreased by 1% during the six months ended June 30, 2014. We expect a 1% to 2% increase in our same-center revenue for 2014, which reflects positive rate adjustments from CMS.

Expenses directly and indirectly related to procedures performed at our centers include clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense.  The majority of our corporate salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth in our number of centers in operation.  Our centers and corporate offices also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

the pre-tax earnings of the center of which it is a partner.  Accordingly, net earnings attributable to the noncontrolling interests in each of our center LPs and LLCs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

The effective tax rate on pre-tax earnings as presented is approximately 16.8% for the six months ended June 30, 2014.  However, the effective tax rate based on pre-tax earnings attributable to AmSurg Corp. common shareholders, on an annual basis, will remain near the historical percentage of 40%, excluding the varying impact from gains and losses from deconsolidation and disposal of centers.  We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases.

Net earnings from continuing operations attributable to AmSurg Corp. common shareholders are disclosed on the unaudited consolidated statements of earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three and six months ended June 30, 2014 and 2013. The operating results of Sheridan are not included in our operating results for the six months ended June 30, 2014 or 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	30.2	30.4	30.9	30.8
Supply cost	14.7	14.6	14.7	14.5
Other operating expenses	21.5	20.2	21.2	20.3
Depreciation and amortization	3.0	3.0	3.1	3.1
Total operating expenses	69.4	68.2	69.9	68.7
Gain on deconsolidation	0.5	—	0.6	0.4
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.2	0.2
Operating income	31.3	32.1	30.9	31.9
Interest expense	2.5	2.8	2.5	2.9
Earnings from continuing operations before income taxes	28.8	29.3	28.4	29.0
Income tax expense	4.6	4.8	4.8	4.7
Net earnings from continuing operations	24.2	24.5	23.6	24.3
Discontinued operations:
Earnings from operations of discontinued interests in surgery centers, net of income tax	—	0.1	—	0.1
Loss on disposal of discontinued interests in surgery centers, net of income tax	—	—	(0.1)	—
Net earnings (loss) from discontinued operations	—	0.1	(0.1)	0.1
Net earnings	24.2	24.6	23.5	24.4
Less net earnings and comprehensive income attributable to noncontrolling interests:
Net earnings from continuing operations	17.5	17.6	16.9	17.4
Net earnings from discontinued operations	—	0.1	—	0.1
Total net earnings and comprehensive income attributable to noncontrolling interests	17.5	17.7	16.9	17.5
Net earnings attributable to AmSurg Corp. common shareholders	6.7%	6.9%	6.6%	6.9%
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	6.7%	6.8%	6.7%	6.9%
Discontinued operations, net of income tax	—	0.1	(0.1)	—
Net earnings and comprehensive income attributable to AmSurg Corp. common shareholders	6.7%	6.9%	6.6%	6.9%

The number of procedures performed in our ASCs remained relatively flat during the three and six months ended June 30, 2014 with 420,575 and 810,562 procedures being performed in the three and six months ended June 30, 2014, respectively, compared to 415,786 and 807,489 procedures being performed in the three and six months ended June 30, 2013, respectively. Revenues increased $14.0 million, or 5%, to $281.1 million and $18.9 million, or 4%, to $544.2 million in the three and six months ended June 30, 2014, respectively, from $267.1 million and $525.3 million in the comparable 2013 periods.  Our revenue was impacted during the three and six months ended June 30, 2014 primarily due to the following:

•
centers acquired or opened in 2013, which contributed $10.4 million and $20.8 million of additional revenues in the three and six months ended June 30, 2014, respectively, due to having a full period of operations in 2014;

•	centers acquired in 2014, which generated $2.8 million and $3.9 million in revenues during the three and six months ended June 30, 2014, respectively;

•
revenue growth of $2.4 million for three months ended June 30, 2014 recognized by our 2014 same-center group, primarily due to increases in CMS reimbursement rates for certain procedures performed at our centers and a decline of $2.6 million of revenue for the six months ended June 30, 2014, reflecting a 1% decrease in our 2014 same-center group, primarily due to significant widespread inclement weather which impacted 38% of our centers during the first quarter of 2014, including centers that do not routinely experience adverse weather during that time of year; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•
revenues declined $2.1 million and $3.6 million resulting from centers that were deconsolidated during the three and six months ended June 30, 2014, respectively. Our share of the results of operations from the deconsolidated centers are now reflected in equity in earnings in unconsolidated affiliates in our consolidated statement of earnings and comprehensive income.

Salaries and benefits increased by 5% and 4% to $84.9 million and $168.1 million in the three and six months ended June 30, 2014, respectively, from $81.1 million and $162.0 million in the comparable 2013 periods.  The increase was a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers. Furthermore, salaries and benefits at our corporate offices increased 6% in the three months ended June 30, 2014 compared to the same period in 2013 due to the effect of yearly salary increases and remained flat in the six months ended June 30, 2014 compared to the same period in 2013 due to the yearly salary increases being offset by lower bonus and deferred compensation expense.

Supply cost increased $2.3 million, or 6%, to $41.3 million and $3.8 million, or 5%, to $80.0 million in the three and six months ended June 30, 2014, respectively, from $39.0 million and $76.2 million in the comparable 2013 periods.  The increase was primarily the result of an increase in our average supply cost per procedure of 5% due in part to higher cost per procedure at certain of our multispecialty centers.

Other operating expenses increased $6.4 million, or 12%, to $60.3 million and $8.9 million, or 8%, to $115.6 million in the three and six months ended June 30, 2014, respectively, from $53.9 million and $106.7 million in the comparable 2013 periods.  The additional expense in the 2014 periods resulted primarily from:

•	an increase of $2.3 million and $4.4 million in other operating expenses at our 2014 same-center group in the three and six months ended June 30, 2014, respectively;

•	centers acquired or opened during 2013, which resulted in an increase of $1.5 million and $3.2 million in other operating expenses in the three and six months ended June 30, 2014, respectively; and

•	centers acquired or opened during 2014, which resulted in an increase of $378,000 and $554,000 in other operating expenses in the three and six months ended June 30, 2014, respectively.

Additionally, other operating expenses during the three and six months ended June 30, 2014, included $3.6 million of transaction related costs associated with the acquisition of Sheridan.

Depreciation and amortization expense increased $400,000, or 5%, and $800,000, or 5%, in the three and six months ended June 30, 2014, respectively, primarily as a result of centers acquired during 2013 and 2014.

We anticipate further increases in operating expenses of our ASCs in 2014, primarily due to additional acquired centers and an additional start-up center currently under development.  Typically, a start-up center will incur start-up losses while under development and during its initial months of operation and will experience lower revenues and operating margins than an established center.  This typically continues until the case load at the center grows to a more normal operating level, which generally is expected to occur within 12 months after the center opens. At June 30, 2014, we had one center under development.

During the six months ended June 30, 2014, we contributed our controlling interest in four centers in exchange for $1.7 million and a noncontrolling interest in three separate entities, each jointly owned by hospitals in their respective markets, that after the completion of the transactions, controls the contributed centers. As a result of the transactions, we recognized a net gain on deconsolidation in the accompanying consolidated statements of earnings and comprehensive income of approximately $1.4 million and $3.4 million during the three and six months ended June 30, 2014, respectively. The net gain was determined based on the difference between the fair value of the retained noncontrolling interests under the new ownership and operating structure and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. In addition, we recorded a tax asset valuation allowance during the six months ended June 30, 2014 of approximately $675,000 related to one of the centers deconsolidated during the period.

Interest expense decreased $617,000, or 8%, to $6.9 million and $1.2 million, or 8%, to $13.9 million in the three and six months ended June 30, 2014, respectively, from $7.5 million and $15.1 million in the comparable 2013 periods, primarily due to a lower outstanding balance on the revolving credit facility during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.  See “— Liquidity and Capital Resources.”

We recognized income tax expense of $12.9 million and $26.0 million in the three and six months ended June 30, 2014, respectively, compared to $12.7 million and $25.0 million in the three and six months ended June 30, 2013, respectively.  Our effective tax rate during the six months ended June 30, 2014 was 16.8% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.  Because we deduct goodwill amortization for tax purposes only, more than 60% of our income tax expense is deferred and our deferred tax liability continues to increase, which would only be due in part or in whole upon the disposition of a portion or all of our centers.

During the six months ended June 30, 2014, we classified one surgery center in discontinued operations, which was sold during the period. We pursued the disposition of this center due to our assessment of its limited growth opportunities.  This center’s results of operations and gains and losses associated with its disposition have been classified as discontinued operations in all periods presented.  We recognized an after-tax gain on the disposition of discontinued interests of $7,000 during the three months ended June 30, 2014 and an after-tax loss on the disposition of discontinued interests of $355,000 during the six months ended June 30, 2014.  The net earnings from the operations of the discontinued center was $137,000 and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

$0 during the three and six months ended June 30, 2014, respectively, and $384,000 and $546,000 during the three and six months ended June 30, 2013, respectively.

Noncontrolling interests in net earnings for the three and six months ended June 30, 2014 increased $1.9 million and $400,000, respectively, from the comparable 2013 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 16.9% in the six months ended June 30, 2014 from 17.5% in the comparable 2013 period in the six months ended June 30, 2014 as a result of the Company’s higher ownership percentage in centers acquired in the prior year. The net earnings from discontinued operations attributable to noncontrolling interests was $84,000 during the six months ended June 30, 2014. There was no net earnings from discontinued operations attributable to noncontrolling interests during the three months ended June 30, 2014. The net earnings from discontinued operations attributable to noncontrolling interests was $238,000 and $339,000 during the three and six months ended June 30, 2013, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2014 and December 31, 2013 were $44.9 million and $50.8 million, respectively.  At June 30, 2014, we had working capital of $126.1 million, compared to $121.2 million at December 31, 2013.  Operating activities for the six months ended June 30, 2014 generated $153.6 million in cash flow from operations, compared to $152.6 million in the six months ended June 30, 2013.  The increase in operating cash flow resulted primarily from a reduction in taxes paid in 2014 compared to the 2013 period due to additional goodwill amortization as a result of centers acquired in the latter half of 2013. Positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.  Distributions to noncontrolling interests, which is considered a financing activity, were $92.0 million and $91.5 million during the six months ended June 30, 2014 and 2013, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals.  Each of our centers bills for services as delivered, usually within a few days following the date of the procedure.  Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures.  If amounts remain uncollected after 60 days, our centers proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days.  Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense.  The amount of actual write-offs of account balances for each of our centers is continuously compared to established allowances for bad debt to ensure that such allowances are adequate.  At June 30, 2014 and 2013, our net accounts receivable represented 37 and 36 days of revenue outstanding, respectively.

During the six months ended June 30, 2014, we had total acquisition and capital expenditures of $40.5 million, which included:

•	$24.4 million for the acquisition of interests in ASCs and related transactions; and

•	$17.0 million for new or replacement property at existing centers including $948,000 in new capital leases.

At June 30, 2014, we had unfunded construction and equipment purchase commitments for our new corporate headquarters and for centers under development or under renovation of approximately $5.6 million, which we intend to fund through additional borrowings of long-term debt, operating cash flow and capital contributions by our partners.

On June 14, 2013, we amended our revolving credit agreement to adjust the interest rate spreads and extend the maturity date by one year from June 2017 to June 2018; and the interest rate spread on our LIBOR option was reduced to LIBOR plus 1.25% to 2.0% from LIBOR plus 1.50% to 2.25%.  At June 30, 2014, we had $243.5 million available under our revolving credit agreement.

During 2012, we completed a private offering of $250.0 million aggregate principle amount of 5.625% senior unsecured notes due 2020 (the “2020 Senior Unsecured Notes”).  Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020.  At June 30, 2014, we had approximately $1.2 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities.  The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

During the six months ended June 30, 2014, we had net repayments on long-term debt of $28.1 million.  At June 30, 2014, we had $231.5 million outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes and $64.3 million outstanding pursuant to our 8.04% senior secured notes due 2020 (the “Senior Secured Notes”).  Our Senior Secured Notes began to amortize in quarterly installments beginning in August 2013.  As of June 30, 2014, we were in compliance with all covenants contained in our revolving credit agreement, the note purchase agreement governing our Senior Secured Notes and the indenture governing our 2020 Senior Unsecured Notes. As discussed below in "Recent Acquisition," we repaid in full and terminated the existing credit and term loan facilities and the Senior Secured Notes.

During the six months ended June 30, 2014, we received approximately $1.6 million from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options was approximately $2.1 million.

On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock to be purchased through February 9, 2015.  As of June 30, 2014, there was approximately $27.1 million available under the stock repurchase program.  We

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.

During the six months ended June 30, 2014, we repurchased 68,014 shares by withholding a portion of employee restricted stock that vested, with a value of approximately $2.9 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

Recent Acquisition

On July 16, 2014, we completed our previously announced acquisition of Sheridan in a cash and stock transaction valued at approximately $2.35 billion. To fund the transaction, we completed our offerings of common stock and mandatory convertible preferred stock on July 2, 2014, which resulted in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of estimated transaction fees, were approximately $421.6 million and $167.0 million, respectively. In addition, on July 16, 2014 we entered into a new senior secured credit facility comprised of an $870.0 million term loan and a $300.0 million revolving credit facility and completed a private offering of $1.1 billion aggregate principle amount of 5.625% senior unsecured notes due 2022 (the “2022 Senior Unsecured Notes”). As a result of these transactions, the obligations related to our previously existing revolving credit facility and Senior Secured Notes were satisfied and terminated.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends will accrue and cumulate from the date of issuance and, to the extent lawful and declared by our board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. The first dividend payment on the mandatory convertible preferred stock, if declared, will be made on October 1, 2014. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of our common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. The conversion rate is subject to adjustment under certain circumstances.

The term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement, (“ABR”) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on July 16, 2014). The new revolving credit facility, matures on July 16, 2019, permits us to borrow up to $300.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principle payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principle amount of the term loan. We have the option to increase borrowings under the new senior secured credit facility beyond the initial terms under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained. The new senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of our wholly-owned subsidiaries and our partnership and membership interests in the limited partnerships and limited liability companies.

The 2022 Senior Unsecured Notes are general unsecured obligations and are guaranteed by us and our existing and subsequently acquired or organized wholly-owned domestic subsidiaries (the “Guarantors”). The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt and senior to all existing and future subordinated debt. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022.

As a result of the new senior secured credit facility and the 2022 Senior Unsecured Notes, we expect our interest expense to increase $89.0 million on an annual basis and plan to fund the additional interest expense through our increased operating cash flow as a result of the acquisition of Sheridan.

The net proceeds from the senior credit facility, the 2022 Senior Unsecured Notes offering, common stock offering, mandatory convertible preferred stock offering and cash on hand, were used to finance the cash consideration paid to consummate the Sheridan transaction, as well as repay borrowings under our and Sheridan’s existing credit and term loan facilities, repay the outstanding balance of our senior secured notes due 2020 and pay fees and expenses related to the Sheridan transaction. Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to our equity issuances and debt financings, is expected to be approximately $130.0 million. We are in the process of evaluating these fees and expenses to determine which will be capitalized and amortized over the life of the financings, charged against the proceeds of the equity offerings or expensed immediately as a cost of the transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

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

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “ Revenue from Contracts with Customers” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. We have yet to assess the impact, if any, this ASU will have on our consolidated financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2014, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $1.4 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2014 based on our indebtedness at June 30, 2014. As a result of the Sheridan acquisition and related transactions subsequent to June 30, 2014, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $5.2 million annually.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings we previously described in our 2013 Annual Report on Form 10-K during the six months ended June 30, 2014.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

2.1
Purchase Agreement and Agreement and Plan of Merger, dated as of May 29, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders’ Rep LLC. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated June 2, 2014)

2.2
Amendment No. 1 to Purchase Agreement and Agreement and Plan of Merger, dated as of June 12, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders’ Rep LLC. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated June 18, 2014)

10.1	AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on May 21, 2014)

10.2
Fifth Amendment to Note Purchase Agreement and Limited Consent, dated as of June 27, 2014, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated July 2, 2014)

10.3
Seventh Amendment to Revolving Credit Agreement and Limited Consent, dated as of June 27, 2014, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated July 2, 2014)

10.4	Form of Restricted Stock Award Agreement for 2014 Equity and Incentive Plan

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings and Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013 and (v) the notes to the Unaudited Consolidated Financial Statements for the six month periods ended June 30, 2014 and 2013.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	August 1, 2014

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)