Form 10-Q
period 2014-09-30
AMSURG CORP
filed 2014-11-07
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Yes [  ]                    No [X]

As of November 6, 2014 there were outstanding 48,124,795 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Nine Months Ended September 30, 2014

i

Part I

Item 1.  Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$194,081	$50,840
Restricted cash and marketable securities	30,251	—
Accounts receivable, net of allowance of $83,541 and $27,862, respectively	229,250	105,072
Supplies inventory	19,060	18,414
Prepaid and other current assets	128,319	36,699
Total current assets	600,961	211,025
Property and equipment, net	175,896	163,690
Investments in unconsolidated affiliates	73,126	15,526
Goodwill	3,303,818	1,758,970
Intangible assets, net	1,261,952	27,867
Other assets	5,604	866
Total assets	$5,421,357	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$18,368	$20,844
Accounts payable	24,453	27,501
Accrued salaries and benefits	133,050	32,294
Accrued interest	18,717	1,885
Other accrued liabilities	59,204	7,346
Total current liabilities	253,792	89,870
Long-term debt	2,230,314	583,298
Deferred income taxes	611,098	176,020
Other long-term liabilities	92,066	25,503
Commitments and contingencies
Noncontrolling interests – redeemable	176,516	177,697
Equity:
Mandatory convertible preferred stock, no par value, 5,000 shares authorized, 1,725 and 0 shares issued and outstanding, respectively	166,647	—
Common stock, no par value, 70,000 shares authorized, 48,123 and 32,353 shares outstanding, respectively	885,622	185,873
Retained earnings	602,407	578,324
Total AmSurg Corp. equity	1,654,676	764,197
Noncontrolling interests – non-redeemable	402,895	361,359
Total equity	2,057,571	1,125,556
Total liabilities and equity	$5,421,357	$2,177,944

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Operations (unaudited) (In thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$556,426	$263,035	$1,096,066	$780,714
Provision for uncollectibles	(53,193)	—	(53,193)	—
Net revenue	503,233	263,035	1,042,873	780,714
Operating expenses:
Salaries and benefits	240,585	83,416	407,247	243,587
Supply cost	42,241	37,360	121,392	112,329
Other operating expenses	81,532	55,023	192,011	159,291
Transaction costs	25,102	110	28,681	285
Depreciation and amortization	20,866	8,239	37,620	24,152
Total operating expenses	410,326	184,148	786,951	539,644
Gain on deconsolidation	—	—	3,411	2,237
Equity in earnings of unconsolidated affiliates	2,158	1,095	3,461	2,193
Operating income	95,065	79,982	262,794	245,500
Interest expense, net	39,055	7,293	52,909	22,346
Debt extinguishment costs	16,887	—	16,887	—
Earnings from continuing operations before income taxes	39,123	72,689	192,998	223,154
Income tax expense	18	11,161	25,872	35,715
Net earnings from continuing operations	39,105	61,528	167,126	187,439
Net earnings (loss) from discontinued operations	(1,682)	739	(1,417)	2,937
Net earnings	37,423	62,267	165,709	190,376
Net earnings attributable to noncontrolling interests	47,257	45,496	139,387	137,231
Net earnings (loss) attributable to AmSurg Corp. shareholders	(9,834)	16,771	26,322	53,145
Preferred stock dividends	(2,239)	—	(2,239)	—
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$(12,073)	$16,771	$24,083	$53,145

Amounts attributable to AmSurg Corp. common shareholders:
Earnings (loss) from continuing operations, net of income tax	$(10,704)	$16,659	$25,569	$52,192
Discontinued operations, net of income tax	(1,369)	112	(1,486)	953
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$(12,073)	$16,771	$24,083	$53,145
Basic earnings (loss) per share attributable to AmSurg Corp. common shareholders:
Net earnings (loss) from continuing operations	$(0.23)	$0.53	$0.70	$1.67
Net earnings (loss) from discontinued operations	(0.03)	—	(0.04)	0.03
Net earnings (loss)	$(0.26)	$0.53	$0.66	$1.70
Diluted earnings (loss) per share attributable to AmSurg Corp. common shareholders:
Net earnings (loss) from continuing operations	$(0.23)	$0.52	$0.69	$1.64
Net earnings (loss) from discontinued operations	(0.03)	—	(0.04)	0.03
Net earnings (loss)	$(0.26)	$0.52	$0.65	$1.67
Weighted average number of shares and share equivalents outstanding:
Basic	46,320	31,376	36,620	31,267
Diluted	46,320	31,991	37,026	31,912

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
			Mandatory			Noncontrolling		Interests –
			Convertible			Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2013	32,353	$185,873	—	$—	$578,324	$361,359	$1,125,556	$177,697
Net earnings	—	—	—	—	26,322	40,672	66,994	98,715
Issuance of restricted common stock	272	—	—	—	—	—	—	—
Cancellation of restricted common stock	(12)	—	—	—	—	—	—	—
Stock options exercised	89	2,150	—	—	—	—	2,150	—
Common stock repurchased	(69)	(2,890)	—	—	—	—	(2,890)	—
Share-based compensation	—	7,388	—	—	—	—	7,388	—
Tax benefit related to exercise of stock options	—	2,288	—	—	—	—	2,288	—
Issuance of common stock	15,490	693,401	—	—	—	—	693,401	—
Issuance of mandatory convertible preferred stock	—	—	1,725	166,647	—	—	166,647	—
Dividends paid on preferred stock	—	—	—	—	(2,239)	—	(2,239)	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(40,735)	(40,735)	(98,677)
Acquisitions and other transactions impacting noncontrolling interests	—	762	—	—	—	42,119	42,881	—
Disposals and other transactions impacting noncontrolling interests	—	(3,350)	—	—	—	(520)	(3,870)	(1,219)
Balance at September 30, 2014	48,123	$885,622	1,725	$166,647	$602,407	$402,895	$2,057,571	$176,516

Balance at January 1, 2013	31,941	$183,867	—	$—	$505,621	$310,978	$1,000,466	$175,382
Net earnings	—	—	—	—	53,145	36,962	90,107	100,269
Issuance of restricted common stock	292	—	—	—	—	—	—	—
Cancellation of restricted common stock	(16)	—	—	—	—	—	—	—
Stock options exercised	961	23,289	—	—	—	—	23,289	—
Stock repurchased	(1,024)	(35,481)	—	—	—	—	(35,481)	—
Share-based compensation	—	6,070	—	—	—	—	6,070	—
Tax benefit related to exercise of stock options	—	4,847	—	—	—	—	4,847	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(36,301)	(36,301)	(100,504)
Acquisitions and other transactions impacting noncontrolling interests	—	(223)	—	—	—	38,055	37,832	(316)
Disposals and other transactions impacting noncontrolling interests	—	(1,545)	—	—	—	2,010	465	504
Balance at September 30, 2013	32,154	$180,824	—	$—	$558,766	$351,704	$1,091,294	$175,335

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$165,709	$190,376
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	37,620	24,152
Amortization of deferred loan costs	15,645	1,459
Provision for uncollectibles	69,715	16,382
Net loss on sale of long-lived assets	2,468	84
Gain on deconsolidation	(3,411)	(2,237)
Share-based compensation	7,388	6,070
Excess tax benefit from share-based compensation	(2,288)	(1,890)
Deferred income taxes	31,388	29,835
Equity in earnings of unconsolidated affiliates	(3,461)	(2,193)
Debt extinguishment costs	4,536	—
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(65,758)	(17,821)
Prepaid, supplies and other current assets	(24,346)	(1,339)
Accounts payable	(10,007)	(2,823)
Accrued expenses and other liabilities	48,368	6,820
Other, net	2,485	2,058
Net cash flows provided by operating activities	276,051	248,933
Cash flows from investing activities:
Acquisitions and related expenses	(2,138,648)	(59,455)
Acquisition of property and equipment	(23,109)	(20,711)
Proceeds from sale of interests in surgery centers	4,969	151
Purchases of marketable securities	(3,486)	—
Other	2,082	107
Net cash flows used in investing activities	(2,158,192)	(79,908)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,046,399	129,435
Repayment on long-term borrowings	(403,043)	(151,676)
Distributions to noncontrolling interests	(139,443)	(137,081)
Proceeds from preferred stock offering	172,500	—
Cash dividends for preferred shares	(2,239)	—
Proceeds from common stock offering	439,875	—
Proceeds from issuance of common stock upon exercise of stock options	2,150	23,289
Repurchase of common stock	(2,890)	(35,481)
Excess tax benefit from share-based compensation	2,288	1,890
Payments of equity issuance costs	(24,366)	—
Financing cost incurred	(65,673)	(1,257)
Other	(176)	961
Net cash flows provided by (used in) financing activities	2,025,382	(169,920)
Net increase (decrease) in cash and cash equivalents	143,241	(895)
Cash and cash equivalents, beginning of period	50,840	46,398
Cash and cash equivalents, end of period	$194,081	$45,503

Supplemental cash flow information:
Interest payments	$20,440	$21,601
Income tax payments, net of refunds	$6,970	$7,444

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

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

Ambulatory Services

AmSurg Corp. (the “Company”), through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited partnerships (“LPs”) and limited liability companies (“LLCs”) which own and operate ambulatory surgery centers (“ASCs” or “centers”).  The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in ten LPs and LLCs, one of which it consolidates as the Company has substantive participation rights and nine of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated LPs and LLCs.  Consolidation of such LPs and LLCs is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the LPs and LLCs, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of operations; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

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

Physician Services

On July 16, 2014, the Company completed its acquisition of Sheridan Healthcare (“Sheridan”). Sheridan is a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. Sheridan focuses on delivering comprehensive physician services, primarily in the areas of anesthesiology, children's services, radiology and emergency medicine to healthcare facilities. Through its contracts with healthcare facilities, Sheridan is authorized to bill and collect charges for fee for service medical services rendered by its healthcare professionals and employees in exchange for the provision of services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established when payments from third-party payors are inadequate to support the costs of providing the services

Item 1. Financial Statements - (continued)	Table of Contents

required under the contract. Sheridan also provides physician services and manages office-based practices in the areas of gynecology, obstetrics and perinatology. The interim consolidated financial statements include the accounts of Sheridan and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (“PCs”) with which Sheridan currently has management arrangements. Sheridan's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. These arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the Company’s interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the PCs for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the management and purchase agreements. Based upon the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in the accounting guidance for consolidation.

Segments

As a result of the Sheridan acquisition, the Company operates in two major lines of business, ambulatory services and physician services, which also represent the Company's two reportable segments. The operating results of Sheridan are included in the Company's statement of operations effective July 16, 2014.

Restricted Cash
As of September 30, 2014 the Company had $30.3 million of restricted cash and marketable securities in the accompanying consolidated balance sheets which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company.

Reclassifications

Certain amounts in the consolidated financial statements and these notes have been reclassified to conform to the current period presentation. Such reclassifications primarily result from the acquisition of Sheridan and the impact of additional discontinued operations as further discussed in note 7.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment,” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation.  The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy.  The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, the Company will dispose of certain of its entities due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those entities.  Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations.  When adopted, this ASU will require the Company to record the results of operations and the associated gain or loss from similar dispositions as a component of continuing operations.  The Company does not believe this ASU will have a material impact on the Company’s consolidated financial position or cash flows.

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based

Item 1. Financial Statements - (continued)	Table of Contents

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

(2)  Revenue Recognition

Ambulatory Services

Ambulatory services revenues consist of billing for the use of the centers’ facilities directly to the patient or third-party payor and, at certain of the Company’s centers (primarily centers that perform gastrointestinal endoscopy procedures), billing for anesthesia services provided by medical professionals employed or contracted by the Company’s centers.  Such revenues are recognized when the related surgical procedures are performed.  Revenues exclude any amounts billed for physicians’ surgical services, which are billed separately by the physicians to the patient or third-party payor.

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During each of the nine months ended September 30, 2014 and 2013, the Company derived approximately 25% of its ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Physician Services

Physician services revenue primarily consists of fee for service revenue and contract revenue and is derived principally from the provision of physician services to patients of the healthcare facilities the Company serves. Contract revenue represents income earned from the Company's hospital customers to subsidize contract costs when payments from third-party payors are inadequate to support such costs.

The Company records revenue at the time services are provided, net of a contractual allowance and a provision for uncollectibles. Revenue less the contractual allowance represents the net revenue expected to be collected from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors.
The Company also recognizes revenue for services provided during the period but are not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections.

The Company's provision for uncollectibles includes its estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. The Company records net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections (net of recoveries).

Net fee for service revenue for the physician services segment consists of the following major payors (in thousands):

	July 16, 2014 - September 30, 2014 (1)
Medicare	$29,163	12.9%
Medicaid	13,217	5.9
Commercial and managed care	166,340	73.6
Self-pay	45,233	20.0
Net fee for service revenue	253,953	112.4

Contract and other revenue	25,171	11.1

Provision for uncollectibles	(53,193)	(23.5)
Net revenue for physician services	$225,931	100.0%

(1)	Net revenue by payor is from the period July 16, 2014, the date of the acquisition, through September 30, 2014. As such, historical amounts are not included.

Item 1. Financial Statements - (continued)	Table of Contents

(3) Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. The Company tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. The Company also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectibility of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. Changes in these estimates are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimate may result from unforeseen write-offs of patient or third party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statement of operations. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statement of operations, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statement of operations. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent.

At September 30, 2014 and December 31, 2013 allowances for doubtful accounts were $83.5 million and $27.9 million, respectively. The significant increase in the Company's allowance for doubtful accounts as of September 30, 2014 was primarily due to the Sheridan acquisition. At September 30, 2014, approximately 64% of the Company’s allowance for doubtful accounts is related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Bad debt expense for the ambulatory services segment is included in other operating expenses and was approximately $5.7 million and $16.5 million for the three and nine months ended September 30, 2014, respectively, and $5.6 million and $16.2 million for the three and nine months ended September 30, 2013, respectively. Bad debt expense related to physician services was $53.2 million during the period from July 16, 2014 through September 30, 2014.

(4) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Income taxes receivable	$45,572	$—
Deferred income taxes	25,858	3,097
Prepaid expenses	18,335	12,730
Other	38,554	20,872
Total prepaid and other current assets	$128,319	$36,699
On July 16, 2014, the Company completed the acquisition of Sheridan which resulted in the inclusion of certain current assets and an income tax receivable primarily due transaction costs and other expenses associated with the acquisition of Sheridan.

Item 1. Financial Statements - (continued)	Table of Contents

(5)  Acquisitions

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

Sheridan Acquisition

On July 16, 2014 (the “acquisition date”), the Company completed the acquisition of Sheridan, in a cash and stock transaction. At closing, the Company paid approximately $2.1 billion in cash and issued 5,713,909 shares of its common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. The shares issued to Sheridan were valued at approximately $272.0 million based on the closing price of the Company's common stock on July 16, 2014. The acquisition of Sheridan enhances the growth profile and diversity of the Company focusing on complementary specialties across the healthcare continuum.

To fund the transaction, the Company completed offerings of common stock and mandatory convertible preferred stock resulting in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of transaction fees, were approximately $421.0 million and $166.4 million, respectively. In addition, on July 16, 2014, the Company entered into a new senior secured credit facility, which includes an $870.0 million term loan and a $300.0 million revolving credit facility, and completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022.

Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to the Company's equity issuances and debt financings, was approximately $135.7 million during the nine months ended September 30, 2014. Approximately $52.9 million was capitalized as deferred financing costs, $24.4 million was related to the equity offerings and recorded as a reduction to equity, $28.7 million was expensed as transaction costs, $12.8 million was amortized through interest expense and $16.9 million was recorded as debt extinguishment costs during the nine months ended September 30, 2014. The Company is still evaluating these fees and expenses to determine a final allocation between that which will be capitalized and amortized over the life of the financings, charged against the proceeds of the equity offerings or expensed immediately as a cost of the transaction.

The initial accounting for the acquisition of Sheridan is currently incomplete. The Company is in the process of obtaining information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction. The valuation of the acquired assets and assumed liabilities will include, but not be limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations will consist of appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The Company expects to finalize the purchase price allocation for Sheridan as soon as practical.

ASC Acquisitions

As a significant part of its growth strategy, the Company primarily acquires controlling interests in centers. During each of the nine months ended September 30, 2014 and 2013, the Company, through a wholly-owned subsidiary, acquired a controlling interest in two and four centers, respectively. The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the nine months ended September 30, 2014 and 2013 was approximately $24.4 million and $59.5 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Item 1. Financial Statements - (continued)	Table of Contents

During the nine months ended September 30, 2013, the Company paid $2.7 million as final settlement of a contingent earn out fee resulting from the purchase of 17 centers from National Surgical Care, Inc. during 201l.

Purchase Price Allocations:

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the nine months ended September 30, 2014 and 2013, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

	Nine Months Ended September 30,
	2014		2013
		Individual	Individual
	Sheridan (1)	Acquisitions	Acquisitions
Accounts receivable	$129,234	$1,023	$3,082
Other current assets	110,335	892	1,801
Property and equipment	14,258	2,481	5,357
Goodwill	1,512,663	44,374	91,545
Intangible assets	1,200,028	—	—
Other long-term assets	50,533	—	—
Accounts payable	(5,776)	(2,341)	(1,482)
Other accrued liabilities	(117,159)	(527)	(416)
Deferred income taxes	(411,881)	—	—
Other long-term liabilities	(72,623)	—	—
Long-term debt	—	(214)	(2,561)
Total fair value	2,409,612	45,688	97,326
Less: Fair value attributable to noncontrolling interests	23,361	21,251	38,123
Acquisition date fair value of total consideration transferred	$2,386,251	$24,437	$59,203

(1)	The allocation of fair value of acquired assets and liabilities associated with the Sheridan acquisition is preliminary at September 30, 2014.

Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market.  Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests primarily from acquisitions of centers.  Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability.  The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets.

During the three and nine months ended September 30, 2014, the Company incurred approximately $25.1 million and $28.7 million of transaction costs, respectively, primarily related to the acquisition of Sheridan. During the three and nine months ended September 30, 2013, the Company incurred approximately $0.1 million and $0.3 million of transaction costs, respectively.

Revenues and net earnings included in the nine months ended September 30, 2014 and 2013 associated with completed acquisitions are as follows (in thousands):

	Nine Months Ended September 30,
	2014		2013
		Individual	Individual
	Sheridan	Acquisitions	Acquisitions
Net revenues	$226,545	$9,925	$6,422

Net earnings	19,684	2,293	1,922
Less: Net earnings attributable to noncontrolling interests	164	1,412	1,081
Net earnings attributable to AmSurg Corp. common shareholders	$19,520	$881	$841

Item 1. Financial Statements - (continued)	Table of Contents

The unaudited consolidated pro forma results for the nine months ended September 30, 2014 and 2013, assuming all acquisitions completed prior to September 30, 2014 had been consummated on January 1, 2013, all 2013 acquisitions had been consummated on January 1, 2012 and exclude nonrecurring items, such as transaction costs and debt extinguishment costs, that are directly attributable to the acquisitions and that are not expected to have a continuing impact, are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Revenues	$1,617,342	$1,611,110
Net earnings	204,675	195,624
Amounts attributable to AmSurg Corp. shareholders:
Net earnings	62,914	51,613
Net earnings per common share:
Basic	$1.20	$0.96
Diluted	$1.18	$0.95

(6) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of operations.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

Partnerships with Health Systems - Ambulatory Services

During the nine months ended September 30, 2014, the Company entered into certain transactions whereby it contributed its controlling interests in four centers in exchange for approximately $1.7 million and noncontrolling interests in three separate entities each jointly owned by a hospital that, after the completion of the transactions, controls the contributed centers. Additionally, during the nine months ended September 30, 2014, the Company paid $0.5 million in exchange for a noncontrolling interest in an entity jointly owned by a hospital that controls a center. During the nine months ended September 30, 2013, the Company entered into a transaction whereby it contributed $0.3 million plus a controlling interest in one center in exchange for a noncontrolling interest in an entity jointly owned by a hospital that, after the completion of the transaction, controlled the contributed center and one additional center. Management of the Company believes these structures provide both economies of scale and potential future growth opportunities in the markets in which the centers are located.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the noncontrolling interest in the entities which control the contributed centers of approximately $7.0 million and $5.2 million as of the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company also recorded its share of the profits and losses from these investments of $2.1 million and $2.2 million, as a component of equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of operations, during the nine months ended September 30, 2014 and 2013, respectively.

In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. During the nine months ended September 30, 2014, the fair value of the Company’s noncontrolling interest was based on estimates of the expected future earnings, and in certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 5% to 35%. Accordingly, the Company recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $3.4 million and $2.2 million during the nine months ended September 30, 2014 and 2013, respectively. There was no deconsolidation activity during the three months ended September 30, 2014 and 2013, respectively.

Partnerships with Health Systems - Physician Services

As part of the Sheridan acquisition, the Company acquired an interest in an arrangement with HCA Holdings, Inc. (“HCA”) in which each company shares ownership of an entity that was formed to provide hospital-based physician services to HCA affiliates. In

Item 1. Financial Statements - (continued)	Table of Contents

conjunction with the acquisition of Sheridan, the Company recorded its preliminary estimate of the fair value of its investment of $49.1 million on the acquisition date. The Company's investment in this entity is reflected in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates. The Company owns 51% of the entity and, under the terms of the limited liability and related agreements, earns billing and management fees and receives its share of earnings distributions. The Company has no other material obligations or guarantees related to the entity. The Company determined that the entity is a variable interest entity due to the Company’s equity interest, billing and management fees, and earnings distributions received; however, it is not the primary beneficiary of the entity as it does not have the power to direct the activities that most significantly impact the entity's economic performance as a result of its shared control with HCA. Therefore, the Company has accounted for its investment in the entity under the equity method of accounting.

The Company has recorded its share of the entity's earnings of $1.4 million as a component of equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of operations during the three months ended September 30, 2014. In addition, the Company recognized management and billing fees totaling $2.2 million during the three months ended September 30, 2014, which are included in net revenue in the accompanying consolidated statement of operations. Additionally, the Company has recorded a receivable from the entity in the amount of $4.3 million as of September 30, 2014 for certain operating expenses incurred on behalf of the entity. This receivable is included in other current assets in the accompanying condensed balance sheets.

(7)  Dispositions

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company initiated the disposition of certain of its centers due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers. The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.

Results of operations and associated gain (loss) on disposal of the centers discontinued for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$394	$5,198	$6,014	$16,923
Earnings (loss) before income taxes	(323)	1,280	457	4,056

Results of discontinued operations, net of tax:
Earnings (loss) from operations of discontinued interests in surgery centers	(257)	1,017	363	3,215
Loss on disposal of discontinued interests in surgery centers	(1,425)	(278)	(1,780)	(278)
Net earnings (loss) from discontinued operations	(1,682)	739	(1,417)	2,937
Less: Net earnings (loss) from discontinued operations attributable to noncontrolling interests	(313)	627	69	1,984
Net earnings (loss) from discontinued operations attributable to AmSurg Corp.	$(1,369)	$112	$(1,486)	$953

Cash proceeds from disposal for the nine months ended September 30, 2014 and 2013 were $5.0 million and $0.2 million, respectively.

(8)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

Balance at December 31, 2013	$1,758,970
Goodwill acquired, including post acquisition adjustments	1,557,032
Goodwill disposed, including impact of deconsolidation transactions	(12,184)
Balance at September 30, 2014	$3,303,818

Although the determination of goodwill generated as a result of the Sheridan transaction is still preliminary as of September 30, 2014, the ambulatory services segment and the physician services segment had approximately $1.8 billion and $1.5 billion, respectively, of

Item 1. Financial Statements - (continued)	Table of Contents

goodwill. During the nine months ended September 30, 2014, goodwill increased $75.6 million for the ambulatory services segment due to acquisitions of centers, including those purchased as part of Sheridan, net of dispositions and deconsolidations. During the nine months ended September 30, 2014, all goodwill included in the physician services segment was generated as a result of the Sheridan acquisition. For the nine months ended September 30, 2014 and 2013, respectively, approximately $25.1 million and $56.2 million of goodwill recorded was deductible for tax purposes. The acquisition of Sheridan did not result in tax deductible goodwill.

Intangible assets at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$957,000	$(9,969)	$947,031	$—	$—	$—
Deferred financing cost	59,441	(3,086)	56,355	15,814	(4,953)	10,861
Capitalized software	37,519	(17,716)	19,803	21,036	(14,831)	6,205
Agreements, contracts and other	3,448	(2,680)	768	3,448	(2,472)	976
Total amortizable intangible assets	1,057,408	(33,451)	1,023,957	40,298	(22,256)	18,042
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	—	—	—
Restrictive covenant arrangements	9,995	—	9,995	9,825	—	9,825
Total non-amortizable intangible assets	237,995	—	237,995	9,825	—	9,825
Total intangible assets	$1,295,403	$(33,451)	$1,261,952	$50,123	$(22,256)	$27,867

As a result of the financing for the Sheridan acquisition, the Company recorded an additional $52.9 million of deferred financing costs during the three months ended September 30, 2014. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument. Approximately $1.2 billion of intangible assets, primarily customer relationships and trade names, were recorded during the three months ended September 30, 2014, of which approximately $1.0 billion are estimated to be amortized over a weighted average period of 20 years with no expected residual values. These acquired intangibles represent the Company’s initial estimate of the fair value of the intangible assets related to the customer relationships with hospitals, capitalized software and Sheridan's trade name obtained in the Sheridan acquisition. As previously discussed, this estimated amount is subject to change pending the completion of the valuation and appraisal analysis currently in process.

Amortization of intangible assets for the three months ended September 30, 2014 and 2013 was $13.7 million and $1.2 million, respectively, and $16.2 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.  During the three months ended September 30, 2014, the Company recorded $12.8 million in interest expense on the accompanying statements of operations related to fees paid to obtain a commitment for bridge financing in order to effect the Sheridan transaction. During the three months ended September 30, 2014, the Company was able to obtain permanent financing and therefore expensed the commitment fee.

Estimated amortization of intangible assets for the remainder of 2014 and each of the following five years and thereafter is $16.1 million, $64.2 million, $63.5 million, $58.4 million, $56.7 million, $55.7 million and $709.4 million, respectively.  The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.7 years with no expected residual values.

Item 1. Financial Statements - (continued)	Table of Contents

(9) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Refunds payable	$15,946	$—
Accrued professional liabilities	15,601	3,189
Other	27,657	4,157
Total other accrued liabilities	$59,204	$7,346

(10) Accrued Professional Liabilities

At September 30, 2014, the Company had total accrued professional liabilities of $64.5 million, which are included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and consisted of the following (in thousands):

September 30,
2014
Estimated losses under self-insured programs	$25,700
Incurred but not reported losses	38,780
Total accrued professional liabilities	64,480
Less estimated losses payable within one year	15,601
Total	$48,879

The changes to the Company's estimated losses under self-insured programs as of September 30, 2014 were as follows (in thousands):

Balance at December 31, 2013	$3,189
Assumed liabilities through acquisitions	65,430
Provision related to current period reserves	2,769
Payments for current period reserves	(1,377)
Payments for prior period reserves	(3,332)
Other, net	(2,199)
Balance at September 30, 2014	$64,480

(11)  Long-term Debt

Long-term debt at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Revolving credit agreement	$—	$252,500
Term loan	867,825	—
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	—
8.04% Senior Secured Notes due 2020	—	69,643
Other debt due through 2025	19,915	21,149
Capitalized lease arrangements due through 2026	10,942	10,850
	2,248,682	604,142
Less current portion	18,368	20,844
Long-term debt	$2,230,314	$583,298

Item 1. Financial Statements - (continued)	Table of Contents

a.     Term Loan and Credit Facility

On July 16, 2014, the Company terminated its existing revolving credit facility and entered into a new credit facility that was comprised of an $870.0 million term loan and a $300.0 million revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (“ABR”) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on September 30, 2014). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The new revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $300.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. The Company has the option to increase borrowings under the new senior secured credit facility by an aggregate amount not to exceed the greater of $300.0 million and an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The new senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s partnership and membership interests in the limited partnerships and limited liability companies. As of September 30, 2014, the Company was in compliance with the covenants contained in the term loan and credit facility. As of September 30, 2014, the Company had not drawn upon the revolving credit facility.

Prior to entering into the Company's new credit facility, the Company maintained a revolving credit facility which had a maturity of June 2018 and permitted the Company to borrow up to $475.0 million at an interest rate equal to either the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof. On July 3, 2014, the Company utilized proceeds received from its common and preferred stock offerings to repay its outstanding obligation under the existing revolving credit facility. As a result of the early termination, the Company recognized approximately $4.5 million as debt extinguishment costs in the accompanying statements of operations related to the write-off of net deferred loan costs.

b.     Senior Unsecured Notes

2020 Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “2020 Senior Unsecured Notes”).  On May 31, 2013, the Company completed an offer to exchange the outstanding 2020 Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2020 Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit agreement. The 2020 Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2020 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2020 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.
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

Period	Redemption Price
2015	104.219%
2016	102.813%
2017	101.406%
2018 and thereafter	100.000%

Item 1. Financial Statements - (continued)	Table of Contents

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at September 30, 2014.

2022 Senior Unsecured Notes

On July 16, 2014, the Company completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the “2022 Senior Unsecured Notes”). The 2022 Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries (the “Guarantors”). The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022.

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at September 30, 2014.

In connection with the issuance of the 2022 Senior Unsecured Notes, the Company entered into a registration rights agreement, dated July 16, 2014 (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, the Company and the Guarantors will use their commercially reasonable efforts to file an exchange offer registration statement with respect to the 2022 Senior Unsecured Notes with the Securities and Exchange Commission and complete an offer to exchange the outstanding 2022 Senior Unsecured Notes for an equal amount of such notes that have been registered under the Securities Act within 270 days from the date of the agreement. If the exchange offer is not completed within the allotted period, the Company would be obligated to pay certain liquidated damages, not to exceed a maximum amount of 1.0% per annum.

c.     Senior Secured Notes

On May 28, 2010, the Company issued $75.0 million principal amount of senior secured notes (the “Senior Secured Notes”) pursuant to a note purchase agreement.  The Senior Secured Notes had a maturity date of May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the 2020 Senior Unsecured Notes, which resulted in an increase in the annual interest rate to 8.04%, and included certain other adjustments to the existing covenants.  Principal payments on the Senior Secured Notes did not begin until August 2013.  On July 3, 2014, the Company redeemed the Senior Secured Notes utilizing proceeds received from its common and preferred stock offerings. As a result of the early extinguishment, the Company paid an early termination fee of approximately $12.3 million to the holders of the Senior Secured Notes, which is recognized as a component of debt extinguishment costs in the accompanying statements of operations.

Item 1. Financial Statements - (continued)	Table of Contents

(12)  Fair Value Measurements

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at September 30, 2014 and December 31, 2013, the Company utilized Level 2 inputs to perform such measurements methods, which were commensurate with the market approach.  As of September 30, 2014 and December 31, 2013, the fair value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets in the accompanying consolidated balance sheets, was $16.8 million and $13.3 million, respectively. The fair values were determined using the calculated net asset values obtained from the plan administrator and observable inputs of similar public mutual fund investments (Level 2). There were no transfers to or from Levels 1 and 2 during the three months ended September 30, 2014.

Cash and cash equivalents, receivables and payables are reflected in the financial statements at cost, which approximates fair value. At September 30, 2014, the Company had $3.5 million of restricted marketable securities which are certificates of deposit with maturities less than 90 days which approximate fair value. The fair value of fixed rate long-term debt, with a carrying value of $1,378.7 million, was $1,362.0 million at September 30, 2014. The fair value of variable rate long-term debt approximates its carrying value of $870.0 million at September 30, 2014.  With the exception of the Company’s 2020 and 2022 Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s 2020 and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

(13)  Shareholders’ Equity

a.   Common Stock

On July 2, 2014, the Company issued 9,775,000 shares of its common stock in a public offering, at $45.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $18.5 million. Proceeds from the issuance were used to satisfy certain debt obligations with the remaining amount utilized to fund a portion of the Sheridan acquisition. In addition, on July 16, 2014, the Company issued 5,713,909 shares of its common stock directly to the former owners of Sheridan as part of the total consideration for the Sheridan acquisition.

In connection with the Sheridan transaction, the Company entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the former owners of Sheridan, which provides certain demand and piggy-back registration rights with respect to the shares of Company common stock issued pursuant to the Sheridan transaction. Under the Equity Registration Rights Agreement, the Company may be required, at the demand of the former owners of Sheridan, to file a shelf registration statement to register the shares of common stock issued pursuant to the Sheridan transaction. The Equity Registration Rights Agreement provides certain demand rights for registrations of marketed, underwritten offerings; provided, that such demands for marketed, underwritten offerings involve the lesser of (i) securities with a minimum anticipated offering price of at least $100.0 million or (ii) all remaining registrable securities. The Equity Registration Rights Agreement also provides for unlimited demand rights for registrations of non-marketed, underwritten offerings; provided, that such demands involve the lesser of (i) securities with a minimum anticipated offering price of at least $50.0 million or (ii) all remaining registrable securities then held by certain holders of registrable securities. The Company is not obligated to effect more than three demand registrations in a 360 day period (whether marketed or not) or more than one demand registration in any 90 day period (whether marketed or not). The Company may delay the filing or effectiveness of any registration statement for up to 60 days in the event that the Company’s board of directors determines a valid business purpose exists for such delay or suspension; provided, the Company cannot delay or suspend more than three times in any 12 month period and not more than 120 days in the aggregate in any 12 month period.

Item 1. Financial Statements - (continued)	Table of Contents

On October 22, 2014, pursuant to a request under the Equity Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the common stock to certain of the former owners of Sheridan.
On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock.  The Company completed this repurchase program in August 2013.  On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock to be purchased through February 9, 2015.  As of September 30, 2014, there was approximately $27.1 million available under the stock repurchase program.

During the nine months ended September 30, 2014, the Company did not purchase any shares under the stock repurchase program.  During the nine months ended September 30, 2013, the Company purchased 920,851 shares of the Company’s common stock for approximately $32.2 million, at an average price of $34.91 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements.  During the nine months ended September 30, 2014 and 2013, the Company repurchased 68,748 shares and 102,252 shares, respectively, of common stock for approximately $2.9 million and $3.3 million, respectively.

b. Mandatory Convertible Preferred Stock

On July 2, 2014, the Company issued 1,725,000 shares of its mandatory convertible preferred stock in a public offering, at $100.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $5.9 million.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate from the date of issuance and, to the extent lawful and declared by the Company's Board of Directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at the Company's election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of the Company's common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. If any holder elects to convert shares of mandatory convertible preferred stock during a specified period beginning on the effective date of a fundamental change, as defined in the Description of the Mandatory Convertible Preferred Stock (the “Preferred Stock Agreement”), the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a fundamental change dividend make-whole amount (as defined in the Preferred Stock Agreement).

On August 29, 2014, the Company's Board of Directors declared its first dividend of $1.2979 per share in cash, or $2.2 million, for the Company’s 5.25% Mandatory Convertible Preferred Stock. As of September 30, 2014, the dividend was funded to the paying agent to shareholders of record as of September 15, 2014. Subsequent quarterly dividends, to the extent lawful and declared by the Company’s Board of Directors, will be $1.3125 per share of Mandatory Convertible Preferred Stock.

c.   Stock Incentive Plans

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan.  The Company also has options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, and the AmSurg Corp. 1997 Stock Incentive Plan, as amended, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At September 30, 2014, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 1,132,862 shares were available for future equity grants.  Restricted stock granted to outside directors vests over a one year period.  Restricted stock granted to employees vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  Under Company policy, shares held by outside directors and senior management are subject to certain holding restrictions and anti-pledging activities.

Item 1. Financial Statements - (continued)	Table of Contents

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense	$2,424	$2,104	$7,388	$6,070
Fair value of shares vested	123	1,242	10,481	11,743
Cash received from option exercises	504	9,561	2,150	23,289
Tax benefit from option exercises	198	680	2,288	1,890

As of September 30, 2014, the Company had total unrecognized compensation cost of approximately $10.9 million related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.2 years.

For the three and nine months ended September 30, 2014 and 2013, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at September 30, 2014 and changes during the nine months ended September 30, 2014 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2013	743,869	$26.54
Shares granted	272,780	43.12
Shares vested	(249,854)	23.39
Shares forfeited	(12,380)	38.94
Non-vested shares at September 30, 2014	754,415	$33.38

A summary of stock option activity for the nine months ended September 30, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2013	270,464	$23.16	2.5
Options exercised with total intrinsic value of $2.2 million	(89,481)	24.03
Outstanding, Vested and Exercisable at September 30, 2014 with an aggregate intrinsic value of $4.9 million	180,983	$22.73	1.8

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2014 exercised their options at the Company’s closing stock price on September 30, 2014.

d. Earnings per Share

Basic net earnings (loss) attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings (loss) attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) attributable to AmSurg common stockholders, per common share is computed by dividing net earnings (loss) attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's 5.250% Mandatory Convertible Preferred Stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings (loss) from continuing operations

Item 1. Financial Statements - (continued)	Table of Contents

attributable to AmSurg Corp. and net earnings (loss) attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the three and nine months ended September 30, 2014, 3.4 million common share equivalents related to the Mandatory Convertible Preferred Stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2014:
Net earnings (loss) from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$(10,704)	46,320	$(0.23)	$25,569	36,620	$0.70
Effect of dilutive securities options and non-vested shares	—	—		—	406
Net earnings (loss) from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$(10,704)	46,320	$(0.23)	$25,569	37,026	$0.69

2013:
Net earnings (loss) from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$16,659	31,376	$0.53	$52,192	31,267	$1.67
Effect of dilutive securities options and non-vested shares	—	615		—	645
Net earnings (loss) from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$16,659	31,991	$0.52	$52,192	31,912	$1.64

(14)  Income Taxes

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

The Company's effective tax rate during the nine months ended September 30, 2014 was 13.4% of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings, the impact of state income taxes and the non-deductibility for tax purposes of certain transaction costs resulting from the Sheridan transaction.

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes.  In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statement of operations.  The Company does not expect significant changes to its tax positions or liability for tax uncertainties during the next 12 months.

The Company and its subsidiaries file U.S. federal and various state tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2011.

Item 1. Financial Statements - (continued)	Table of Contents

(15)  Commitments and Contingencies

Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company's management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

Insurance Programs

Given the nature of the services provided, the Company and its subsidiaries are subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer subject to a self-insured retention which is transferred and funded to a captive insurance company. In addition, the captive provides stop loss coverage for the Company’s self-insured employee health program. The assets, liabilities and results of operations of the captive are consolidated in the accompanying consolidated financial statements. The liabilities for self-insurance in the accompanying consolidated balance sheets include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. The Company also obtains professional liability insurance on a claims-made basis from third party insurers for its surgery centers and certain of its owned practices and employed physicians.

The Company’s reserves for professional liability claims within the self-insured retention are based upon periodic actuarial calculations. These actuarial estimates consider historical claims frequency and severity, loss development patterns and other actuarial assumptions and are not discounted to present value.

The Company also maintains insurance for director and officer liability, workers’ compensation liability and property damage.  Certain policies are subject to deductibles.  In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its subsidiaries.

Redeemable Noncontrolling Interests

Certain of the Company’s wholly-owned subsidiaries, as general partners in the LPs, are responsible for all debts incurred but unpaid by the LPs. As manager of the operations of the LPs, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2014. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Corporate Headquarters Operating Lease

On December 27, 2012, the Company entered into a lease agreement with an initial term of 15 years plus renewal options, pursuant to which the Company has agreed to lease an approximately 110,000 square foot building to be constructed in Nashville, Tennessee. The Company intends that the building will serve as its corporate headquarters beginning in 2015. Prior to taking possession, the Company may terminate the agreement if the landlord fails to satisfy certain construction milestones.  The Company’s annual rental obligation at the inception of the lease, which will occur upon completion of construction currently estimated to occur in late 2014, is approximately $2.3 million and increases by 1.9% annually thereafter during the initial term. In addition to base rent, the Company will pay additional rent consisting of, among other things, operating expenses, real estate taxes and insurance costs. The landlord will provide the Company with an allowance of approximately $4.4 million for certain interior tenant improvements.

Item 1. Financial Statements - (continued)	Table of Contents

(16) Segment Reporting

Prior to the Sheridan acquisition, the Company operated its centers as individual components and as one reportable segment. Upon completion of the Sheridan acquisition, the Company operates in primarily two major lines of business - the operation of ambulatory surgery centers and providing multi-specialty outsourced physician services.

The Company's ambulatory surgery centers represent individual components that have similar economic characteristics and are aggregated into a single operating segment which the Company refers to as its ambulatory services segment. The Company operates the ambulatory services segment as one reportable business segment, the ownership and operation of ambulatory surgery centers.

The Company provides physician services in the following specialties; anesthesia, children’s services, radiology, and emergency medicine services. These specialties are components of the physician services segment which provide healthcare services to hospitals and ambulatory surgery facilities on a fee for service or contract basis that aggregate into one reportable segment. The aggregation of these components into one reportable segment is due to their similar economic characteristics, services and customers.

The Company’s operating segment financial information is prepared on an internal management reporting basis that the chief operating decision maker uses to allocate resources and analyze the performance of the operating segments. The chief operating decision maker for the Company is its Chief Executive Officer.

Item 1. Financial Statements - (continued)	Table of Contents

The following table presents financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenue:
Ambulatory Services	$277,302	$263,035	$816,942	$780,714
Physician Services	225,931	—	225,931	—
Total	$503,233	$263,035	$1,042,873	$780,714

Adjusted Segment EBITDA:
Ambulatory Services	$47,871	$45,566	$145,738	$138,523
Physician Services	48,016	—	48,016	—
Total	$95,887	$45,566	$193,754	$138,523

Adjusted Segment EBITDA:	$95,887	$45,566	$193,754	$138,523
Earnings from continuing operations attributable to noncontrolling interests	47,570	44,869	139,318	135,247
Interest expense, net	(39,055)	(7,293)	(52,909)	(22,346)
Depreciation and amortization	(20,866)	(8,239)	(37,620)	(24,152)
Share-based compensation	(2,424)	(2,104)	(7,388)	(6,070)
Transaction costs	(25,102)	(110)	(28,681)	(285)
Debt extinguishment costs	(16,887)	—	(16,887)	—
Gain on deconsolidation	—	—	3,411	2,237
Earnings from continuing operations before income taxes	$39,123	$72,689	$192,998	$223,154

Acquisition and Capital Expenditures:
Ambulatory Services (1)	$5,759	$49,348	$45,207	$80,166
Physician Services	2,339	—	2,339	—
Total	$8,098	$49,348	$47,546	$80,166

	September 30, 2014	December 31, 2013
Assets:
Ambulatory Services	$2,450,543	$2,177,944
Physician Services	2,970,814	—
Total	$5,421,357	$2,177,944

(1)	Excludes the purchase price to acquire Sheridan.

Item 1. Financial Statements - (continued)	Table of Contents

(17)  Financial Information for the Company and Its Subsidiaries

The 2020 and 2022 Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries.  The 2020 and 2022 Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Condensed Consolidating Balance Sheet - September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$123,829	$25,270	$44,982	$—	$194,081
Restricted cash and marketable securities	—	—	30,251	—	30,251
Accounts receivable, net	—	118,984	110,266	—	229,250
Supplies inventory	45	451	18,564	—	19,060
Prepaid and other current assets	46,467	68,766	12,108	978	128,319
Total current assets	170,341	213,471	216,171	978	600,961
Property and equipment, net	10,294	11,412	154,190	—	175,896
Investments in and receivables from unconsolidated affiliates	3,875,039	1,567,902	—	(5,369,815)	73,126
Goodwill	—	1,469,197	—	1,834,621	3,303,818
Intangible assets, net	66,349	1,192,678	2,925	—	1,261,952
Other assets	2,831	1,780	2,991	(1,998)	5,604
Total assets	$4,124,854	$4,456,440	$376,277	$(3,536,214)	$5,421,357
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$9,668	$—	$18,368
Accounts payable	3,493	—	25,148	(4,188)	24,453
Accrued salaries and benefits	18,677	99,198	15,175	—	133,050
Accrued interest	18,697	—	20	—	18,717
Other accrued liabilities	5,132	45,536	9,198	(662)	59,204
Total current liabilities	54,699	144,734	59,209	(4,850)	253,792
Long-term debt	2,209,125	—	51,835	(30,646)	2,230,314
Deferred income taxes	199,194	413,903	—	(1,999)	611,098
Other long-term liabilities	7,160	52,862	32,044	—	92,066
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	62,259	114,257	176,516
Equity:
Total AmSurg Corp. equity	1,654,676	2,594,477	129,273	(2,723,750)	1,654,676
Noncontrolling interests – non-redeemable	—	22,307	41,657	338,931	402,895
Total equity	1,654,676	2,616,784	170,930	(2,384,819)	2,057,571
Total liabilities and equity	$4,124,854	$4,456,440	$376,277	$(3,536,214)	$5,421,357

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,710	$—	$44,130	$—	$50,840
Accounts receivable, net	—	—	105,072	—	105,072
Supplies inventory	33	—	18,381	—	18,414
Prepaid and other current assets	27,090	—	13,971	(4,362)	36,699
Total current assets	33,833	—	181,554	(4,362)	211,025
Property and equipment, net	6,024	—	157,666	—	163,690
Investments in and receivables from unconsolidated affiliates	1,484,108	1,453,596	—	(2,922,178)	15,526
Goodwill	—	—	—	1,758,970	1,758,970
Intangible assets, net	24,489	—	3,378	—	27,867
Other assets	866	—	—	—	866
Total assets	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$—	$10,130	$—	$20,844
Accounts payable	1,972	—	29,487	(3,958)	27,501
Accrued salaries and benefits	21,115	—	11,179	—	32,294
Accrued interest	1,847	—	38	—	1,885
Other accrued liabilities	4,457	—	3,293	(404)	7,346
Total current liabilities	40,105	—	54,127	(4,362)	89,870
Long-term debt	561,429	—	53,246	(31,377)	583,298
Deferred income taxes	176,020	—	—	—	176,020
Other long-term liabilities	7,569	—	17,934	—	25,503
Noncontrolling interests – redeemable	—	—	63,704	113,993	177,697
Equity:
Total AmSurg Corp. equity	764,197	1,453,596	114,671	(1,568,267)	764,197
Noncontrolling interests – non-redeemable	—	—	38,916	322,443	361,359
Total equity	764,197	1,453,596	153,587	(1,245,824)	1,125,556
Total liabilities and equity	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$5,551	$221,013	$281,472	$(4,803)	$503,233
Operating expenses:
Salaries and benefits	14,961	153,653	72,094	(123)	240,585
Supply cost	—	816	41,425	—	42,241
Other operating expenses	6,424	19,127	60,661	(4,680)	81,532
Transaction costs	23,111	1,991	—	—	25,102
Depreciation and amortization	790	12,320	7,756	—	20,866
Total operating expenses	45,286	187,907	181,936	(4,803)	410,326
Equity in earnings of unconsolidated affiliates	58,649	48,225	—	(104,716)	2,158
Operating income	18,914	81,331	99,536	(104,716)	95,065
Interest expense, net	23,864	14,631	560	—	39,055
Debt extinguishment costs	16,887	—	—	—	16,887
Earnings (loss) from continuing operations before income taxes	(21,837)	66,700	98,976	(104,716)	39,123
Income tax expense (benefit)	(8,442)	8,051	409	—	18
Net earnings (loss) from continuing operations	(13,395)	58,649	98,567	(104,716)	39,105
Net earnings (loss) from discontinued operations	3,561	—	(5,243)	—	(1,682)
Net earnings (loss)	(9,834)	58,649	93,324	(104,716)	37,423
Net earnings attributable to noncontrolling interests	—	—	47,257	—	47,257
Net earnings (loss) attributable to AmSurg Corp. shareholders	(9,834)	58,649	46,067	(104,716)	(9,834)
Preferred stock dividends	(2,239)	—	—	—	(2,239)
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$(12,073)	$58,649	$46,067	$(104,716)	$(12,073)
Amounts attributable to AmSurg Corp. common shareholders:
Earnings (loss) from continuing operations, net of income tax	$(15,634)	$58,649	$50,997	$(104,716)	$(10,704)
Discontinued operations, net of income tax	3,561	—	(4,930)	—	(1,369)
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$(12,073)	$58,649	$46,067	$(104,716)	$(12,073)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Nine Months Ended September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$18,042	$221,013	$818,007	$(14,189)	$1,042,873
Operating expenses:
Salaries and benefits	44,728	153,653	209,235	(369)	407,247
Supply cost	—	816	120,576	—	121,392
Other operating expenses	15,440	19,127	171,264	(13,820)	192,011
Transaction costs	26,690	1,991	—	—	28,681
Depreciation and amortization	2,429	12,320	22,871	—	37,620
Total operating expenses	89,287	187,907	523,946	(14,189)	786,951
Gain on deconsolidation	3,411	3,411	—	(3,411)	3,411
Equity in earnings of unconsolidated affiliates	161,340	150,916	—	(308,795)	3,461
Operating income	93,506	187,433	294,061	(312,206)	262,794
Interest expense, net	36,658	14,630	1,621	—	52,909
Debt extinguishment costs	16,887	—	—	—	16,887
Earnings from continuing operations before income taxes	39,961	172,803	292,440	(312,206)	192,998
Income tax expense	16,687	8,051	1,134	—	25,872
Net earnings from continuing operations	23,274	164,752	291,306	(312,206)	167,126
Net earnings (loss) from discontinued operations	3,048	—	(4,465)	—	(1,417)
Net earnings	26,322	164,752	286,841	(312,206)	165,709
Net earnings attributable to noncontrolling interests	—	—	139,387	—	139,387
Net earnings attributable to AmSurg Corp. shareholders	26,322	164,752	147,454	(312,206)	26,322
Preferred stock dividends	(2,239)	—	—	—	(2,239)
Net earnings attributable to AmSurg Corp. common shareholders	$24,083	$164,752	$147,454	$(312,206)	$24,083
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$21,035	$164,752	$151,988	$(312,206)	$25,569
Discontinued operations, net of income tax	3,048	—	(4,534)	—	(1,486)
Net earnings attributable to AmSurg Corp. common shareholders	$24,083	$164,752	$147,454	$(312,206)	$24,083

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended September 30, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$6,273	$—	$261,043	$(4,281)	$263,035
Operating expenses:
Salaries and benefits	16,087	—	67,447	(118)	83,416
Supply cost	—	—	37,360	—	37,360
Other operating expenses	5,427	—	53,759	(4,163)	55,023
Transaction costs	110	—	—	—	110
Depreciation and amortization	847	—	7,392	—	8,239
Total operating expenses	22,471	—	165,958	(4,281)	184,148
Equity in earnings of unconsolidated affiliates	50,969	50,969	—	(100,843)	1,095
Operating income	34,771	50,969	95,085	(100,843)	79,982
Interest expense	6,711	—	582	—	7,293
Earnings from continuing operations before income taxes	28,060	50,969	94,503	(100,843)	72,689
Income tax expense	10,747	—	414	—	11,161
Net earnings from continuing operations	17,313	50,969	94,089	(100,843)	61,528
Net earnings (loss) from discontinued operations	(542)	—	1,281	—	739
Net earnings	16,771	50,969	95,370	(100,843)	62,267
Net earnings attributable to noncontrolling interests	—	—	45,496	—	45,496
Net earnings attributable to AmSurg Corp. common shareholders	$16,771	$50,969	$49,874	$(100,843)	$16,771
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,313	$50,969	$49,220	$(100,843)	$16,659
Discontinued operations, net of income tax	(542)	—	654	—	112
Net earnings attributable to AmSurg Corp. common shareholders	$16,771	$50,969	$49,874	$(100,843)	$16,771

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Nine Months Ended September 30, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues	$17,449	$—	$776,137	$(12,872)	$780,714
Operating expenses:
Salaries and benefits	45,940	—	197,995	(348)	243,587
Supply cost	—	—	112,329	—	112,329
Other operating expenses	15,483	—	156,332	(12,524)	159,291
Transaction costs	285	—	—	—	285
Depreciation and amortization	2,379	—	21,773	—	24,152
Total operating expenses	64,087	—	488,429	(12,872)	539,644
Gain on deconsolidation	2,237	2,237	—	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	153,850	153,850	—	(305,507)	2,193
Operating income	109,449	156,087	287,708	(307,744)	245,500
Interest expense	20,661	—	1,685	—	22,346
Earnings from continuing operations before income taxes	88,788	156,087	286,023	(307,744)	223,154
Income tax expense	34,532	—	1,183	—	35,715
Net earnings from continuing operations	54,256	156,087	284,840	(307,744)	187,439
Net earnings (loss) from discontinued operations	(1,111)	—	4,048	—	2,937
Net earnings	53,145	156,087	288,888	(307,744)	190,376
Net earnings attributable to noncontrolling interests	—	—	137,231	—	137,231
Net earnings attributable to AmSurg Corp. common shareholders	$53,145	$156,087	$151,657	$(307,744)	$53,145
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$54,256	$156,087	$149,593	$(307,744)	$52,192
Discontinued operations, net of income tax	(1,111)	—	2,064	—	953
Net earnings attributable to AmSurg Corp. common shareholders	$53,145	$156,087	$151,657	$(307,744)	$53,145

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$103,091	$225,098	$309,033	$(361,171)	$276,051
Cash flows from investing activities:
Acquisitions and related transactions	(2,147,585)	(2,142,611)	1,574	2,149,974	(2,138,648)
Acquisition of property and equipment	(3,653)	(2,337)	(17,119)	—	(23,109)
Proceeds from sale of interests in surgery centers	—	4,969	—	—	4,969
Purchases of marketable securities	—	—	(3,486)	—	(3,486)
Other	(2,555)	(648)	5,285	—	2,082
Net cash flows used in investing activities	(2,153,793)	(2,140,627)	(13,746)	2,149,974	(2,158,192)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,040,000	—	6,399	—	2,046,399
Repayment on long-term borrowings	(394,318)	—	(8,725)	—	(403,043)
Distributions to owners, including noncontrolling interests	—	(206,580)	(294,034)	361,171	(139,443)
Capital contributions	—	2,147,585	—	(2,147,585)	—
Proceeds from preferred stock offering	172,500	—	—	—	172,500
Cash dividends for preferred shares	(2,239)	—	—	—	(2,239)
Proceeds from common stock offering	439,875	—	—	—	439,875
Payments of equity issuance costs	(24,366)	—	—	—	(24,366)
Financing cost incurred	(65,673)	—	—	—	(65,673)
Changes in intercompany balances with affiliates, net	731	—	(731)	—	—
Other financing activities, net	1,311	(206)	2,656	(2,389)	1,372
Net cash flows provided by (used in) financing activities	2,167,821	1,940,799	(294,435)	(1,788,803)	2,025,382
Net increase in cash and cash equivalents	117,119	25,270	852	—	143,241
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$123,829	$25,270	$44,982	$—	$194,081

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$29,083	$153,382	$314,172	$(247,704)	$248,933
Cash flows from investing activities:
Acquisitions and related transactions	—	(59,899)	—	444	(59,455)
Acquisition of property and equipment	(3,264)	—	(17,447)	—	(20,711)
Proceeds from sale of interests in surgery centers	—	151	—	—	151
Other	107	—	—	—	107
Net cash flows used in investing activities	(3,157)	(59,748)	(17,447)	444	(79,908)
Cash flows from financing activities:
Proceeds from long-term borrowings	122,200	—	7,235	—	129,435
Repayment on long-term borrowings	(141,403)	—	(10,273)	—	(151,676)
Distributions to owners, including noncontrolling interests	—	(94,322)	(290,463)	247,704	(137,081)
Changes in intercompany balances with affiliates, net	1,899	—	(1,899)	—	—
Other financing activities, net	(11,620)	688	778	(444)	(10,598)
Net cash flows used in financing activities	(28,924)	(93,634)	(294,622)	247,260	(169,920)
Net increase (decrease) in cash and cash equivalents	(2,998)	—	2,103	—	(895)
Cash and cash equivalents, beginning of period	7,259	—	39,139	—	46,398
Cash and cash equivalents, end of period	$4,261	$—	$41,242	$—	$45,503

(18)  Subsequent Events

The Company assessed events occurring subsequent to September 30, 2014 for potential recognition and disclosure in the consolidated financial statements.  In November 2014, the Company, through a wholly-owned subsidiary, acquired a majority interest in a surgery center for a purchase price of approximately $13.5 million and acquired two physician practices for an aggregate purchase price of approximately $19.0 million. Other than the items described above, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

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

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Item 1A. – Risk Factors”, in our Current Report on Form 8-K filed on June 23, 2014 as well as other unknown risks and uncertainties:

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	the potential loss of collections and revenue if we are unable to timely enroll providers in the Medicare and Medicaid programs;

•	our ability to acquire and develop additional surgery centers and our ability to acquire or develop additional relationships with providers for outsourced physician services on favorable terms;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	adverse developments affecting the medical practices of our physician partners and affiliated practices;

•	our ability to maintain favorable relations with our physician partners, affiliated practices and clients;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability within our existing ambulatory services and physician services operations;

•	our ability to manage the growth in our business, successfully integrate and operate acquired businesses and achieve expected benefits from acquisitions;

•	our ability to obtain sufficient capital resources to complete acquisitions and develop new surgery centers or operations related to our outsourced physician services;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	adverse weather and other factors beyond our control that may affect our surgery centers or operations of our outsourced physician services;

•	our failure to comply with applicable laws and regulations;

•	our failure to effectively and timely transition to the ICD-10 coding system;

•	the risk of changes in legislation, regulations or regulatory interpretations that may negatively affect us;

•	the risk of becoming subject to federal and state investigation;

•	the risk from an unpredictable impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”);

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	the risk that non-competition agreements in place with our physicians or other clinical employees may not be enforceable;

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

Executive Overview

On July 16, 2014, we completed the acquisition of Sheridan Healthcare (or “Sheridan”) in a cash and stock transaction. At closing, we paid approximately $2.1 billion in cash and issued 5,713,909 shares of our common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. Our common stock was valued at approximately $272.0 million based on the closing price of our common stock on July 16, 2014.

Sheridan is a leading national provider of multi-specialty outsourced physician services to hospitals, ambulatory surgery centers and other healthcare facilities. Sheridan is one of the largest and most experienced providers of outsourced anesthesia services and children’s services, and has strong operations in radiology and emergency medicine services. We believe the combined operations of AmSurg and Sheridan will be better positioned to capitalize on current and anticipated trends in healthcare in the United States and meet the needs of physicians, health systems, communities and payors. See “— Liquidity and Capital Resources” for further discussion regarding the impact of the Sheridan transaction and associated financing transactions on our cash flows and debt financings.

Prior to July 16, 2014, our business was the acquisition, operation and development of surgery centers in partnership with physicians. As a result of the Sheridan acquisition, our operations now consist primarily of two major lines of business, ambulatory services and physician services.

Ambulatory Services Overview

We are the largest owner and operator of outpatient ambulatory surgery centers (“centers” or “ASCs”) in the United States based upon total number of facilities. We acquire, develop and operate ambulatory surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. We operate 243 ASCs in 34 states and the District of Columbia in partnership with approximately 2,100 physicians. We generally own a majority interest, primarily 51%, in the facilities we operate. Of the continuing centers in operation at September 30, 2014, 149 centers performed gastrointestinal endoscopy procedures, 51 centers performed procedures in multiple specialties, 36 centers performed ophthalmology procedures and seven centers performed orthopaedic procedures. We also own a minority interest in certain facilities in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Physician Services Overview

We are a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. We deliver physician services, primarily in the areas of anesthesiology, children’s services, radiology and emergency medical services, to more than 300 healthcare facilities. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established when reimbursement from third-party payors is inadequate to support the costs of providing our services. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology. Today, we employ more than 2,600 physicians and other healthcare professionals in our physician services business who apply a care centric approach to medical care. We own practices in 25 states, with a significant presence in Florida, New Jersey, Texas and California. We believe our scale and ability to leverage our administrative and support infrastructure enable us to effectively recruit and retain physicians, provide our services at lower costs and achieve favorable managed care contract terms.

Sources of Revenues

Ambulatory Services

Our ambulatory services revenues are derived from facility fees charged for surgical procedures performed in our centers and, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers.  These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physicians that perform the surgical procedures.  Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from

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

Physician Services

Physician services revenue, net of contractual discounts and provision for uncollectibles, consists of fee for service revenue, contract revenue and management fees. Physician services revenue, net of contractual discounts, is derived principally from the provision of physician services to patients of the healthcare facilities we serve.

Fee for service revenue is billed to patients for services provided, and we receive payments for these services from patients or their third-party payors. Payments for services provided are generally less than our billed charges. We recognize fee for service revenue, net of contractual discounts and provision for uncollectibles, at the time services are provided by healthcare providers. Services provided but not yet billed are estimated and recognized in the period services are provided. We record revenue net of an allowance for contractual discounts, which represents the net revenue we expect to collect from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries).

A significant portion of our uninsured patients are unable or unwilling to pay for the services provided. Net revenue from uninsured patients is recognized at its estimated realizable value. A provision for uncollectibles is recorded related to the uninsured patients based on historical cash collections (net of recoveries) from these patients.

Estimating physician services net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. In the period services are provided, we estimate gross charges based on billed services plus an estimate for unbilled services based on pending case data collected, we estimate contractual allowances based on our contracted rates and historical or actual cash collections (net of recoveries), when available, and we estimate our provision for uncollectibles based on historical cash collections (net of recoveries) from uninsured patients. The relationship between gross charges and the allowances for both contractual discounts and provision for uncollectibles are significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients we provide services to in the period are insured, and the contractual relationships with their payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. Therefore, our estimates of net revenue also incorporate an estimate for future development of payor mix over time. All of these estimates are subject to change. We periodically assess the estimates of unbilled revenue, contractual discounts, provision for uncollectibles and payor mix for a period of at least one year following the date of service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of operations in the period that the assessment is made.

Operating Environment

ASCs and our physician services depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients.  We derived approximately 25% of our revenues for each of the nine months ended September 30, 2014 and 2013, respectively, from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules.  We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

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

sequestration, as discussed below. CMS has announced that ASC reimbursement rates will increase by 1.9% for 2015, which we estimate will positively impact our 2014 revenues by approximately $9.0 million. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician services are paid under the Medicare program based upon the Medicare Physician Fee Schedule (“PFS”), under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, is intended to control growth in aggregate Medicare expenditures for physicians’ services. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the PFS. We cannot predict whether Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by approximately 24% effective March 1, 2015. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment may adversely impact our revenues.

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (“Medicaid-Medicare Parity”). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. During 2013, state agencies were required to submit their state plan amendments (“SPAs”) outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved for enhanced Medicaid-Medicare Parity reimbursement through December 2014. Legislation has been proposed and has passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. If those states that have yet to extend the Medicaid-Medicare Parity fail to do so, we estimate our 2015 Medicaid Program revenues would be negatively impacted by approximately $4.0 million.

The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. These reductions have been extended through FFY 2024. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our centers.  Based on current volumes, we estimate that the imposed spending reductions will have a negative impact on 2014 revenues of approximately $1.5 million, which occurred in the first quarter of 2014.

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

Health insurance market reforms that expand insurance coverage may result in an increased volume of certain procedures at our centers. Most of the provisions of the Health Reform Law that are reducing the number of uninsured individuals are in effect, but, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, will not be fully implemented until January 1, 2016. Also, the federal online insurance marketplace and certain state exchanges experienced significant technical issues during their initial implementation that negatively impacted the ability of individuals to purchase health insurance. Additional implementation issues could lead to suspension of the individual mandate tax penalties, delays in individuals obtaining health insurance and a reduction in the number of individuals choosing to purchase health insurance rather than paying the individual mandate tax penalties.

Because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, amendments, repeal, or further implementation delays, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect us. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on us at this time.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2013 Annual Report on Form 10-K.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.  As a result of the acquisition of Sheridan on July 16, 2014, the Company has added the following policies to its critical accounting policies.

Business Combinations - We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations, financial condition and cash flows.

Accrued Professional Liabilities - Given the nature of the services provided, we are subject to professional and general liability claims and related lawsuits in the ordinary course of business. We maintain professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional liability loss risks are being provided by a third-party insurer subject to a self-insured retention which is transferred and funded to a captive insurance company. In addition, the captive provides stop loss coverage for our self-insured employee health program. The assets, liabilities and results of operations of the captive are included in our consolidated financial statements.

The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtains professional liability insurance on a claims-made basis from third party insurers for certain of its owned practices and employed physicians.

Our reserves for professional liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically reevaluates our accruals for professional liabilities, and our actual results may vary significantly from our estimates as the key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Results of Operations

Our consolidated statements of operations includes the results of both our ambulatory services segment and our physician services segment. Our consolidated revenue consists of both facility fees charged for surgical procedures performed in our ASC's and fee for service revenue, contract revenue and management fees derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own less than 100% of each of the entities that own the centers, and our consolidated statements of operations include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center.  With few exceptions, we generally own 100% of the entities included in our physician services segment. On a consolidated basis, our share of the profits and losses of non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of operations.

Our revenues are influenced by national surgery trends, hospital specific factors, and other factors affecting patient needs for medical services. National surgery trends can change based on changes in patient utilization, population growth and demographics, weather related disruptions, as well as general economic factors. We believe patient utilization can be affected by changes in the portion of medical costs for which the patients themselves bear financial responsibility, by general economic conditions, and by other factors. Hospital-specific elements include changes in local availability of alternative sites of care to the patient, changes in surgeon utilization of the facility, construction and regulations that affect patient flow through the hospital.

Our ambulatory services revenues are directly related to the number of procedures performed at our centers.  Our overall growth in ASC procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased market share of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.

Our physician services revenues are comprised of fee for service revenue, contract revenue and other ancillary revenue. Fee for service revenue is generated through the provision of anesthesiology, children's services, radiology and emergency medical services at the healthcare facilities we serve. Contract revenue reflects payments received or receivable directly from certain of the facilities where we provide medical services, and typically arise in cases where our reimbursement from third-party payors is not sufficient to cover the costs of our medical services. We also earn other revenue for certain ancillary services performed.

Expenses associated with our ambulatory services segment relate directly and indirectly to procedures performed at our centers and include clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth in our number of centers in operation. Our centers also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

Salaries and benefits are a significant component of our physician services segment and includes compensation and benefits for our employed physicians and other professional providers as well as the salaries and benefits of our administrative support staff. Other operating expenses of our physician services segment includes professional liability costs, costs of business development and marketing, information technology, dues and licenses, occupancy costs and other administrative functions that are indirectly related to the operations of our physician group practices. Our professional liability costs include provisions for paid and estimated losses for actual claims and estimates of claims likely to be incurred in the period, based on its past loss experience and actuarial analysis provided by a third party, as well as actual direct costs, including investigation and defense costs, and other costs related to provider professional liability. We have grown and plan to continue to expand our investment in administrative support initiatives as a result of our planned future growth from new contracts and acquisitions.

Neither our ambulatory services, nor our physician services segment are considered to be capital intensive. Our depreciation expense relates primarily to charges for equipment and leasehold improvements. Amortization expense relates primarily to intangible assets recorded for customer relationships, computer software and hardware, and other technologies arising from acquisitions that we have made.

Profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests and are presented after net earnings. The noncontrolling partners

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

are typically organized as general partnerships, LPs or LLCs that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the entity of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our LPs and LLCs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

The effective tax rate on pre-tax earnings as presented is approximately 13% for the nine months ended September 30, 2014. However, after removing the earnings attributable to non-controlling interest our adjusted effective tax rate increases to approximately 48%. This differs from our historical percentage of 40% due to non-deductibility for tax purposes of certain transaction costs resulting from the Sheridan transaction and from the impact of gains and losses from the deconsolidation and disposal of certain of our centers which were recognized during the nine months ended September 30, 2014. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates. Our income tax expense reflects the blending of these rates.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases and the amortization of deferred financing costs.

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of revenues for the three and nine months ended September 30, 2014 and 2013. The operating results of Sheridan are included in our operating results effective July 16, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	47.8	31.7	39.1	31.2
Supply cost	8.4	14.2	11.6	14.4
Other operating expenses	16.2	20.9	18.4	20.4
Transaction costs	5.0	—	2.8	—
Depreciation and amortization	4.1	3.1	3.6	3.1
Total operating expenses	81.5	70.0	75.5	69.1
Gain on deconsolidation	—	—	0.3	0.3
Equity in earnings of unconsolidated affiliates	0.4	0.4	0.3	0.3
Operating income	18.9	30.4	25.2	31.4
Interest expense	7.8	2.8	5.1	2.9
Debt extinguishment costs	3.4	—	1.6	—
Earnings from continuing operations before income taxes	7.8	27.6	18.5	28.6
Income tax expense	—	4.2	2.5	4.6
Net earnings from continuing operations	7.8	23.4	16.0	24.0
Net earnings (loss) from discontinued operations	(0.3)	0.3	(0.1)	0.4
Net earnings	7.4	23.7	15.9	24.4
Net earnings attributable to noncontrolling interests	9.4	17.3	13.4	17.6
Net earnings (loss) attributable to AmSurg Corp. shareholders	(2.0)%	6.4%	2.5%	6.8%

Revenues increased $240.2 million, or 91%, to $503.2 million and $262.2 million, or 34%, to $1.043 billion in the three and nine months ended September 30, 2014, respectively, from $263.0 million and $780.7 million in the comparable 2013 periods.  Our revenue was impacted during the three and nine months ended September 30, 2014 primarily due to the following:

•	an increase of $225.9 million during the three and nine months ended September 30, 2014, of additional revenues associated with the business acquired from Sheridan on July 16 ,2014; and

•	an increase of $14.2 million and $36.2 million of additional revenues during the three and nine months ended September 30, 2014, respectively, associated with our ambulatory services operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Operating income increased $15.1 million, or 19%, to $95.1 million and $17.3 million, or 7%, to $262.8 million in the three and nine months ended September 30, 2014, respectively, from $80.0 million and $245.5 million in the comparable 2013 periods.  Our operating income was impacted during the three and nine months ended September 30, 2014 primarily due to the following:

•	an increase of $33.8 million during the three and nine months ended September 30, 2014, of additional operating income associated with the business acquired from Sheridan on July 16, 2014; and

•
a decline of operating income due to transaction costs associated with the acquisition of Sheridan of $25.1 million and $28.7 million for the three and nine months ended September 30, 2014, respectively.

Interest expense increased to $39.1 million and to $52.9 million in the three and nine months ended September 30, 2014, respectively, from $7.3 million and $22.3 million in the comparable 2013 periods, primarily due to the financings associated with the acquisition of Sheridan during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. See “- Liquidity and Capital Resources.” for additional information.

On July 3, 2014, we redeemed our senior secured notes due 2020 and terminated our obligation under our existing revolving credit facility utilizing proceeds received from our common and preferred stock offerings. As a result, we recognized debt extinguishment costs of $16.9 million from paying an early termination fee of approximately $12.3 million to the holders of the senior secured notes due 2020 and writing-off net deferred loan costs of approximately $4.6 million primarily related to the existing revolving credit facility.

We recognized minimal income tax expense for the three months ended September 30, 2014 and an income tax expense of $25.9 million for the nine months ended September 30, 2014, compared to $11.1 million and $35.7 million in the three and nine months ended September 30, 2013, respectively. Our reduction in tax expense for the three months ended September 30, 2014 is due to the fact we recognized a loss attributable to the recognition of the Sheridan transaction costs whose tax benefit substantially offset the tax expense derived from our physician services segment. Our effective tax rate during the nine months ended September 30, 2014 was 13.4% of earnings from continuing operations before income taxes. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings, the impact of state income taxes and the non-deductibility for tax purposes of certain transaction costs resulting from the Sheridan transaction.

Noncontrolling interests in net earnings for the three and nine months ended September 30, 2014 increased $1.8 million and $2.2 million, respectively, from the comparable 2013 periods, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations.  As a percentage of revenues, noncontrolling interests decreased to 17.3% in the nine months ended September 30, 2014 from 17.6% in the comparable 2013 period as a result of the Company’s higher ownership percentage in centers acquired in the prior year. Substantially all of the results of operations related to noncontrolling interests relate to our ownership of ambulatory services.

Ambulatory Services Operations

The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three and nine months ended September 30, 2014 and 2013. An ASC is deemed to be under development when a limited partnership (“LP”) or limited liability company (“LLC”) has been formed with the physician partners to develop the ASC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Procedures	411,244	399,537	1,214,602	1,192,112
Continuing centers in operation, end of period (consolidated)	234	233	234	233
Continuing centers in operation, end of period (unconsolidated)	9	3	9	3
Average number of continuing centers in operation, during period	234	234	232	231
New centers added, during period	4	2	6	4
Centers discontinued, during period	4	1	5	1
Centers under development, end of period	1	—	1	—
Centers under letter of intent, end of period	8	5	8	5

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is our ambulatory services same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

with a LP or LLC. Ambulatory services revenues at our 2014 same-center group, comprising 225 centers and constituting approximately 93% of our total number of consolidated centers, increased by 2% during the three months ended September 30, 2014 compared to the prior period and increased by 1% during the nine months ended September 30, 2014 compared to the prior period. We expect a 1% to 2% increase in our ambulatory services same-center revenue for 2014, which reflects positive rate adjustments from CMS.

Of the continuing centers in operation at September 30, 2014, 149 centers performed gastrointestinal endoscopy procedures, 51 centers performed procedures in multiple specialties, 36 centers performed ophthalmology procedures and seven centers performed orthopaedic procedures. We anticipate the acquisition and development of additional centers during 2014 would generate additional operating income of $25 million to $29 million on an annual basis. We expect that the majority of these ASC acquisitions will occur in the latter part of 2014; therefore, their contribution to our 2014 operating income will not be significant.  We also expect a 1% increase in our same-center ASC revenue for 2014, which includes positive rate adjustments from CMS in 2014. Our same-center revenue guidance also reflects the expected impact of sequestration. During the nine months ended September 30, 2014 compared to the same 2013 period, our same-center revenues increased 1% primarily due to the impact of inclement winter weather that impacted our centers during the first quarter and adversely affected our procedure volumes.

The following table presents selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net revenue	$277,302	100.0%	$263,035	100.0%	$816,942	100.0%	$780,714	100.0%
Operating expenses:
Salaries and benefits	85,631	30.9	83,416	31.7	252,293	30.9	243,587	31.2
Supply cost	41,424	14.9	37,360	14.2	120,576	14.8	112,329	14.4
Other operating expenses	58,190	21.0	55,023	20.9	168,669	20.6	159,291	20.4
Transaction costs	23,111	8.3	110	—	26,690	3.3	285	—
Depreciation and amortization	8,479	3.1	8,239	3.1	25,233	3.1	24,152	3.1
Total operating expenses	216,835	78.2	184,148	70.0	593,461	72.6	539,644	69.1
Gain on deconsolidation	—	—	—	—	3,411	0.4	2,237	0.3
Equity in earnings of unconsolidated affiliates	795	0.3	1,095	0.4	2,098	0.3	2,193	0.3
Operating income	$61,262	22.1%	$79,982	30.4%	$228,990	28.0%	$245,500	31.4%

The number of procedures performed in our ASCs remained relatively flat during the three and nine months ended September 30, 2014 with 411,244 and 1,214,602 procedures being performed in the three and nine months ended September 30, 2014, respectively, compared to 399,537 and 1,192,112 procedures being performed in the three and nine months ended September 30, 2013, respectively. Ambulatory services revenues increased $14.3 million, or 5%, to $277.3 million and $36.2 million, or 5%, to $816.9 million in the three and nine months ended September 30, 2014, respectively, from $263.0 million and $780.7 million in the comparable 2013 periods. Our ambulatory services revenues were impacted during the three and nine months ended September 30, 2014 primarily due to the following:

•
centers acquired or opened in 2013, which contributed $7.7 million and $28.4 million of additional revenues in the three and nine months ended September 30, 2014, respectively, due to having a full period of operations in 2014;

•	centers acquired in 2014, which generated $6.7 million and $10.5 million in revenues during the three and nine months ended September 30, 2014, respectively;

•
ambulatory services revenues declined $3.0 million and $6.6 million resulting from centers that were deconsolidated during the three and nine months ended September 30, 2014, respectively. Our share of the results of operations from the deconsolidated centers are now reflected in equity in earnings in unconsolidated affiliates in our consolidated statement of operations; and

•
ambulatory services revenues growth of $4.1 million for three months ended September 30, 2014 recognized by our 2014 same-center group and $4.6 million of revenue growth for the nine months ended September 30, 2014, reflecting a 2% and 1%, respectively, increase in our 2014 same-center group, due in part to increases in CMS reimbursement rates for certain procedures performed at our centers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Salaries and benefits increased by 3% and 4% to $85.6 million and $252.3 million in the three and nine months ended September 30, 2014, respectively, from $83.4 million and $243.6 million in the comparable 2013 periods. The increase was a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers. Furthermore, salaries and benefits at our corporate offices decreased 7% and 3% in the three and nine months ended September 30, 2014, respectively compared to the same periods in 2013 due to the yearly salary increases being offset by lower bonus and deferred compensation expense.

Supply cost increased $4.1 million, or 11%, to $41.4 million and $8.2 million, or 7%, to $120.6 million in the three and nine months ended September 30, 2014, respectively, from $37.4 million and $112.3 million in the comparable 2013 periods. The increase was primarily the result of an increase in our average supply cost per procedure of 5% due in part to higher cost per procedure at certain of our multispecialty centers.

Other operating expenses increased $3.2 million, or 6%, to $58.2 million and $9.4 million, or 6%, to $168.7 million in the three and nine months ended September 30, 2014, respectively, from $55.0 million and $159.3 million in the comparable 2013 periods. The additional expense in the 2014 periods resulted primarily from:

•	an increase of $1.5 million and $6.5 million in other operating expenses at our 2014 same-center group in the three and nine months ended September 30, 2014, respectively;

•
centers acquired or opened during 2013, which resulted in an increase of $1.0 million and $4.2 million in other operating expenses in the three and nine months ended September 30, 2014, respectively; and

•	centers acquired or opened during 2014, which resulted in an increase of $1.0 million and $1.5 million in other operating expenses in the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2014, we recognized in operating expenses transaction costs primarily associated with the acquisition of Sheridan of $23.1 million and $26.7 million, respectively. See “— Liquidity and Capital Resources” for further discussion

Depreciation and amortization expense increased $0.2 million, or 3%, and $1.1 million, or 5%, in the three and nine months ended September 30, 2014, respectively, primarily as a result of centers acquired during 2013 and 2014.

We anticipate further increases in operating expenses of our ASCs in 2014, primarily due to additional acquired centers.

Equity in earnings of unconsolidated affiliates was $0.8 million and $2.1 million during the three and nine months ended September 30, 2014, respectively as compared to $1.1 million and $2.2 million during the three and nine months ended September 30, 2013. During the nine months ended September 30, 2014, we contributed our controlling interest in four centers in exchange for $1.7 million and a noncontrolling interest in three separate entities, each jointly owned by hospitals in their respective markets, that after the completion of the transactions, control the contributed centers. As a result of the transactions, we recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $3.4 million during the nine months ended September 30, 2014. The net gain was determined based on the difference between the fair value of the retained noncontrolling interests under the new ownership and operating structure and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. In addition, we recorded a tax asset valuation allowance during the nine months ended September 30, 2014 of approximately $0.7 million related to one of the centers deconsolidated during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Operations

The following table summarizes our approximate payor mix as a percentage of our net fee for physician service revenue, with the provision for uncollectibles allocated and netted by payor category, for the period July 16, 2014 through September 30, 2014. As illustrated below, commercial and managed care insurance have consistently represented our largest payor group for our physician services segment comprising approximately 73.6% of such net fee for service revenue, net of applicable provision for uncollectibles, for the period July 16, 2014 through September 30, 2014.

	July 16, 2014 - September 30, 2014 (1)
Medicare	$29,163	12.9%
Medicaid	13,217	5.9
Commercial and managed care	166,340	73.6
Self-pay	45,233	20.0
Net fee for service revenue	253,953	112.4

Contract and other revenue	25,171	11.1

Provision for uncollectibles	(53,193)	(23.5)
Net revenue for physician services	$225,931	100.0%

(1)	Net revenue by payor is from the period July 16, 2014, the date of the acquisition, through September 30, 2014. As such, historical amounts are not included.

We evaluate our physician services revenue net of contractual discounts and provisions for uncollectible charges. Payors generally receive discounts from standard charges, which we refer to as contractual allowances. In addition, patients our physicians treat may be personally responsible for the payment of the medical services they receive. Our contracts with hospitals and other facilities typically require us to provide care to all patients who present at our locations. While we seek to bill for all medical services we provide, a portion of our medical services are delivered to patients that have no insurance and for whose treatment we cannot collect full compensation. As a result, we establish a provision for uncollectible charges. Our net revenue from our physician services operations represents gross billings after provisions for contractual allowances and uncollectibles.

We expect to utilize certain measures for our physician services operations to monitor our net revenue growth, which include same-contract revenue and net new contract revenue. Our same-contract revenue reflects revenue received from services provided through contracts in existence for the entire current period and the entire comparable period. Our net new contract growth reflects revenue growth from new contracts that have not been in effect for both the entire current and comparable periods minus the amount of revenue decline relating to contracts terminated during such periods. Net new contract revenue growth excludes the effect of revenue arising in both comparable periods from acquisitions that were completed during such periods.

The following table shows selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment for the period July 16, 2014 through September 30, 2014.

	July 16, 2014 - September 30, 2014
Net revenue	$225,931	100.0%
Operating expenses:
Salaries and benefits	154,953	68.6
Supply cost	816	0.4
Other operating expenses	23,343	10.3
Transaction costs	1,991	0.9
Depreciation and amortization	12,387	5.5
Total operating expenses	193,490	85.6
Equity in earnings of unconsolidated affiliates	1,363	0.6
Operating income	$33,804	15.0%

Included in total operating expenses above is $164.3 million incurred for direct practice expenses, which includes primarily the salaries and benefits costs of our physicians and other professional medical personnel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Also included in depreciation and amortization for our physician services segment is $10.0 million of amortization resulting from acquired customer relationships.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $194.1 million and $50.8 million, respectively. The increase in cash is due to the following:

•
during the nine months ended September 30, 2014, we closed on our $870.0 million term loan and placed our $1.1 billion 2022 Senior Unsecured Notes. All of the cash proceeds, except approximately $30.0 million, were used to fund the acquisition of Sheridan and related transaction costs.

•
interest is payable on our 2020 senior unsecured notes semi-annually in May and in November and on our 2022 senior unsecured notes in January and July. As of September 30, 2014, we have accrued interest of approximately $17.6 million associated with our senior unsecured notes.

•
as a result of the Sheridan transaction, we incurred approximately $135.7 million of transaction related costs of which approximately $95.0 million will be deductible for tax purposes either currently or in a future period. As a result, our cash paid for federal income taxes was substantially lower in the current period.

•
due to our current debt structure, which limits our ability to pay down principal, coupled with the absence of a sizable acquisition subsequent to the acquisition of Sheridan, the operating cash flow generated from both operating segments remains available for future acquisitions.

We believe that the cash provided by our operating activities, amounts available under our revolving credit facility and our current cash and cash equivalents will provide us with sufficient liquidity to maintain our current operations, capital expenditures and future acquisition activity.

At September 30, 2014, we had working capital of $347.2 million, compared to $121.2 million at December 31, 2013, of which the increase is primarily due to the acquisition of Sheridan. Operating activities for the nine months ended September 30, 2014 generated $276.1 million in cash flow from operations, compared to $248.9 million for the nine months ended September 30, 2013. The increase in operating cash flow resulted primarily from the acquisition earnings from Sheridan. Reflective in the operating cash flow is $28.7 million of transaction costs primarily related to the acquisition of Sheridan. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $139.4 million and $137.1 million during the nine months ended September 30, 2014 and 2013, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our subsidiaries bills for services as delivered, usually within a few days following the date the service is rendered. Generally, unpaid amounts that are 30 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At September 30, 2014 and 2013, our ambulatory services net accounts receivable represented 39 and 35 days of revenue outstanding, respectively. At September 30, 2014, our physician services net accounts receivable represented 42 days of revenue outstanding.

During the nine months ended September 30, 2014, we had total acquisition and capital expenditures of $2.2 billion, which included:

•	$2.1 billion cash paid for the acquisition of Sheridan;

•	$24.4 million for the acquisition of interests in ASCs and related transactions; and

•	$24.3 million for new or replacement property, including $1.2 million in new capital leases.

At September 30, 2014, we had unfunded construction and equipment purchase commitments for our new corporate headquarters and for surgery centers under development or under renovation of approximately $7.7 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

During the nine months ended September 30, 2014, we received approximately $2.2 million from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options and restricted stock vested was approximately $2.3 million.

On July 16, 2014, we completed the acquisition of Sheridan in a cash and stock transaction valued at approximately $2.35 billion. To fund the transaction, we completed offerings of common stock and mandatory convertible preferred stock on July 2, 2014, which resulted in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of estimated transaction fees, were approximately $421.0 million and $166.4 million, respectively. In addition, on July 16, 2014, we entered into a new senior secured credit facility comprised of an $870.0 million term loan and a $300.0 million revolving credit facility and completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the “2022 Senior Unsecured Notes”). As a result of these transactions, the obligations related to our previously existing revolving credit facility and Senior Secured Notes were satisfied and terminated.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends will accrue and cumulate from the date of issuance and, to the extent lawful and declared by our board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. On July 1, 2017, all outstanding shared of our mandatory convertible preferred stock will convert into common stock. On August 29, 2014, our Board of Directors declared its first dividend of $1.2979 per share in cash, or $2.2 million which was funded to the paying agent as of September 30, 2014.

On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock to be purchased through February 9, 2015. As of September 30, 2014, there was approximately $27.1 million available under the stock repurchase program. We intend to fund the purchase price for shares acquired under the plan using cash generated from the proceeds received when employees exercise stock options, cash generated from our operations or borrowings under our revolving credit facility.

During the nine months ended September 30, 2014, we repurchased 68,748 shares by withholding a portion of employee restricted stock that vested, with a value of approximately $2.9 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During 2012, we completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “2020 Senior Unsecured Notes”). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020. At September 30, 2014, we had approximately $4.7 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in November 2014. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement, (“ABR”) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on July 16, 2014). The new revolving credit facility, matures on July 16, 2019, permits us to borrow up to $300.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the new senior secured credit facility beyond the initial terms under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

During 2014, we completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the “2022 Senior Unsecured Notes”). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022. At September 30, 2014, we had approximately $12.9 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in January 2015.

At September 30, 2014, we had net borrowings on long-term debt of $2.2 billion. At September 30, 2014, we had no balance outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

billion outstanding pursuant to our 2022 Senior Unsecured Notes and $867.8 million outstanding pursuant to our new term loan. As of September 30, 2014, we were in compliance with all covenants contained in our revolving credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes. As discussed above, we repaid in full and terminated our then existing credit and term loan facilities and our Senior Secured Notes in connection with the Sheridan acquisition.

As a result of the new senior secured credit facility and the 2022 Senior Unsecured Notes, we expect our interest expense to increase by approximately $90.0 million on an annual basis and plan to fund the additional interest expense through our increased operating cash flow as a result of the acquisition of Sheridan.

The net proceeds from the senior secured credit facility, the 2022 Senior Unsecured Notes offering, common stock offering, mandatory convertible preferred stock offering and cash on hand, were used to finance the cash consideration paid to consummate the Sheridan transaction, as well as repay borrowings under our and Sheridan’s existing credit and term loan facilities, repay the outstanding balance of our senior secured notes due 2020 of $64.3 million and pay fees and expenses related to the Sheridan transaction. Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to our equity issuances and debt financings, was approximately $135.7 million during the nine months ended September 30, 2014. We are still evaluating these fees and expenses to determine a final allocation between that which will be capitalized and amortized over the life of the financings, charged against the proceeds of the equity offerings or expensed immediately as a cost of the transaction and expect to incur future transaction related expenses of approximately $5 million to $10.0 million.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation.  The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on our operations and financial results rather than routine disposals that are not a change in our strategy.  The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, we will dispose of certain of our entities due to management’s assessment of our strategy in the market and due to limited growth opportunities at those entities.  Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations.  When adopted, this ASU will require us to record the results of operations and the associated gain or loss from similar dispositions as a component of continuing operations.  We do not believe this ASU will have a material impact on our consolidated financial position or cash flows.

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. We have yet to assess the impact, if any, this ASU will have on our consolidated financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at September 30, 2014, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $5.2 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2014 based on our indebtedness at September 30, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the Sheridan acquisition on July 16, 2014, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of Sheridan and to integrate them within our broader framework of controls. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of Sheridan within the required time frames and report management’s assessment of our internal control over financial reporting, in our first annual report in which such assessment is required for this acquisition.
Other than the Sheridan acquisition, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings we previously described in our 2013 Annual Report on Form 10-K during the nine months ended September 30, 2014.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.   Exhibits

2.1
Letter Agreement, dated July 16, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP, LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders Rep, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on July 22, 2014)

3.1	Second Amended and Restated Charter of AmSurg Corp., as amended (Restated for SEC filing purposes only)

4.1
Indenture, dated as of July 16, 2014, among AmSurg Escrow Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on July 22, 2014)

4.2
First Supplemental Indenture, dated as of July 16, 2014, between AmSurg Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed on July 22, 2014)

4.3
Supplemental Indenture, dated as of July 16, 2014, among AmSurg Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed on July 22, 2014)

4.4
Registration Rights Agreement, dated as of July 16, 2014, AmSurg Corp., the subsidiary guarantors listed therein, and Citigroup Global Markets Inc., acting on behalf of itself and as the representative of the several Initial Purchasers listed therein (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K, filed on July 22, 2014)

4.5	Form of 5.625% Rule 144A Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on July 22, 2014)

4.6	Form of 5.625% Regulation S Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on July 22, 2014)

47

4.7
Registration Rights Agreement, dated July 16, 2014, among AmSurg Corp. and each of the other signatories from time to time a party thereto (incorporated by reference to Exhibit 4.7 of the Current Report on Form 8-K, filed on July 22, 2014)

10.1
Credit Agreement, dated as of July 16, 2014, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and Citibank, N.A., in its capacity as Administrative Agent for the lenders

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013 and (v) the notes to the Unaudited Consolidated Financial Statements for the nine month periods ended September 30, 2014 and 2013.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	November 7, 2014

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

49