Form 10-K
period 2014-12-31
AMSURG CORP
filed 2015-02-27
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
Commission File Number 001-36531

AMSURG CORP.
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1493316
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1A Burton Hills Boulevard
Nashville, Tennessee	37215
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, no par value

5.250% Mandatory Convertible Preferred Stock, Series A-1, no par value
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
Yes [  ]                     No [X]

As of February 26, 2015, 48,367,128 shares of the Registrant’s common stock were outstanding.  The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2014 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2014) was approximately $1,438,900,000.  This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Year Ended December 31, 2014

i

Part I

Item 1.  Business

Company Overview

We operate in two lines of business: ambulatory surgery services and outsourced physician services. Through our Ambulatory Services Division, we acquire, develop and operate ambulatory surgery centers (ASCs, surgery centers, or centers) in partnership with physicians. Through our Physician Services Division, we provide outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, children’s services, emergency medicine and radiology. We are the largest owner and operator of ASCs in the United States based upon total number of facilities, and are a leading provider of outsourced physician services in the areas of anesthesiology, children’s services, emergency medicine and radiology. At December 31, 2014, we operated 246 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians, and provided physician services to more than 320 healthcare facilities in 24 states, employing more than 2,800 physicians and other healthcare professionals.

Our company was formed in 1992 for the purpose of developing, acquiring, and operating ASCs in partnership with physicians. On July 16, 2014, we acquired Sheridan Healthcare (Sheridan), a privately-owned leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. At closing, we paid approximately $2.1 billion in cash and issued approximately 5.7 million shares of our common stock to the former owners of Sheridan. Following the acquisition of Sheridan, we believe we are now a leading, physician-centric surgical center and physician outsourcing company with a diversified, complementary business mix and a significantly enhanced growth profile. By combining two market leaders, we believe the transaction created a company well-positioned to address the challenges facing physicians, health systems, payors and communities. We believe our scale and ability to leverage administrative and support infrastructure enable us to effectively recruit and retain physicians and provide services at lower costs. Additionally, we believe the combined strategy can accomplish the following:

•	improve integration of anesthesia and surgery in the ambulatory episode of care;

•	expand relationships with health systems and payors;

•	increase Physician Services Division new contract wins by leveraging our Ambulatory Services Division footprint;

•	revenue opportunities within our gastroenterology and multi-specialty facilities; and

•	increase new hospital/ASC joint ventures.

The operating results of Sheridan are included in our 2014 operating results effective July 16, 2014. For the year ended December 31, 2014, on a pro forma basis assuming the acquisition of Sheridan had been completed on January 1, 2014, approximately 51% and 49% of our revenues were generated by our Ambulatory Services Division and Physician Services Division, respectively. For information about our reportable segments, please read “Note 20 - Segment Reporting” to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this report.

Ambulatory Services Division

Our surgery centers are typically located adjacent to or in proximity to the medical practices of our partner physicians. We generally own a majority interest, primarily 51%, in the facilities we operate. We also own a minority interest in certain centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Our surgery centers primarily provide elective, high volume, lower-risk surgical procedures across multiple specialties, including, among others, gastroenterology, ophthalmology, and orthopaedics. Our ASCs are designed with a cost structure that creates significant savings for patients and payors when compared to surgical services performed in hospital outpatient departments (HOPDs). We acquire, develop and operate ASCs through the formation of strategic partnerships with physicians to better serve the communities in our markets. Since physicians are critical to the delivery of healthcare, we have developed our operating model to encourage physicians to affiliate with us. We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician efficiency. We believe that our focus on physician satisfaction combined with providing safe, high-quality healthcare in a friendly and convenient environment for patients will continue to make our ASCs an attractive alternative to HOPDs for physicians, patients and payors. We believe our facilities (1) enhance the quality of care for our patients, (2) provide significant administrative, clinical and efficiency benefits to physicians, and (3) offer a low cost alternative for patients and payors.

Item 1. Business - (continued)	Table of Contents

The types of procedures performed at each surgery center depend on the specialty of the practicing physicians that use the surgery center. The procedures most commonly performed at our surgery centers are:

•	gastroenterology - colonoscopy and other endoscopy procedures;

•	ophthalmology - cataracts and retinal laser surgery; and

•	orthopaedic - knee and shoulder arthroscopy and carpal tunnel repair.

The following table presents the number of our surgery centers by specialty and revenue mix for the years ended December 31, 2014, 2013 and 2012.

	Specialty Count			Revenue Mix
	2014	2013	2012	2014	2013	2012
Gastroenterology	150	149	146	51%	51%	55%
Multispecialty	51	44	43	30	30	12
Ophthalmology	37	35	34	12	12	24
Orthopaedic	8	8	8	7	7	9
Total	246	236	231	100%	100%	100%

The following table presents certain information with respect to our Ambulatory Services Division for the years ended December 31, 2014, 2013 and 2012. An ASC is deemed to be under development when a limited partnership (LP) or limited liability company (LLC) has been formed with the physician partners to develop the ASC.

	2014	2013	2012
Procedures	1,645,350	1,609,761	1,478,888
Centers in operation, end of period (consolidated)	237	233	229
Centers in operation, end of period (unconsolidated)	9	3	2
Average number of continuing centers in operation, during period	233	230	216
New centers added, during period	10	6	18
Centers discontinued, during period	6	3	4
Centers under development, end of period	2	—	—
Centers under letter of intent, end of period	5	5	2

Ambulatory Services Industry Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospital settings to more cost-effective alternate sites, including ASCs. ASCs have been widely viewed as a successful way to increase efficiency by improving the quality of, and access to, healthcare and increasing patient satisfaction, while simultaneously reducing costs. According to data issued by the Centers for Medicare and Medicaid Services (CMS) during 2014, there are approximately 5,400 Medicare-certified ASCs. We believe that approximately 65% of those ASCs performed procedures in a single specialty and approximately 35% performed procedures in more than one specialty (multispecialty). Among the single specialty centers, we believe over 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat (ENT), and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. Of our preferred specialties, we believe approximately 70% of single specialty ASCs and 30% of multi-specialty ASCs are independently owned.

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

Item 1. Business - (continued)	Table of Contents

physicians, including those involved with emergency procedures, which can result in postponed or delayed surgeries for non-emergency procedures. Many patients prefer ASCs as a result of more convenient locations, shorter waiting times and more convenient scheduling and registration than HOPDs.

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

Competitive Strengths for our Ambulatory Services Division

We believe our Ambulatory Services Division is distinguished by the following competitive strengths:

Market Leading ASC Provider with Broad Geographic Presence.  We are currently the largest outpatient surgical facility operator in the United States based upon the total number of facilities. We operate 246 surgery centers in 34 states and the District of Columbia. We believe our geographic diversification provides us with a strong competitive position within the highly fragmented ASC industry, and our national scale and position as a large, public company ASC operator makes us an attractive partner for physicians.

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

Diversified Procedure and Payor Mix.  At our 246 ASCs, our physician partners perform a number of different types of surgical procedures. For the year ended December 31, 2014, 51% of our Ambulatory Services Division revenues were generated at our gastroenterology centers, 30% of our revenues were generated at our multi-specialty centers, which includes our orthopaedic centers, and 12% of our revenues were generated at our ophthalmology centers. For the year ended December 31, 2014, we derived approximately 75% of our Ambulatory Services Division revenues from commercial and private payors. Over the same period, we derived approximately 25% of our Ambulatory Services Division revenues from governmental healthcare programs, primarily Medicare. Medicaid represents less than 2% of our Ambulatory Services Division revenues. Each of our ASCs contracts individually with the payors in its market area. This contracting diversification reduces our risk with respect to the termination of payor contracts. Because of our payor mix and the non-emergent nature of procedures performed in our ASCs, our Ambulatory Services Division bad debt expense has averaged less than 2.5% of our Ambulatory Services Division revenues over the last three years. For information about our classification of bad debt expense for our Ambulatory Services Division, please read “Note 3 - Accounts Receivable” to our consolidated financial statements included in this report.

While we cannot predict how changes in reimbursement trends will impact our Ambulatory Services Division, we believe we are well positioned with respect to possible changes in Medicare reimbursement for several reasons:

•
Low Cost Provider: The delivery of healthcare will continue to be directed to low cost venues, including ASCs; therefore, we believe governmental healthcare programs will favor ASCs compared to hospitals because of the lower reimbursement rates for the procedures performed in our surgery centers.

•
Reimbursement of Procedures Performed in ASCs Comprise a Small Percentage of the Overall Medicare Budget: Reimbursement for procedures performed in ASCs make up less than 1% of the overall Medicare budget, and any future Medicare ASC rate cuts would not likely generate meaningful savings for governmental healthcare programs.

Proven Ability to Identify and Rapidly Integrate Acquisitions.  We pursue acquisitions of ASCs through transactions involving single ASCs as well as acquisitions of companies that own and manage multiple ASCs. Over the last five years, we have acquired an ownership interest in 66 ASCs for a combined acquisition price of approximately $700 million. A majority of these ASCs were acquired in individual transactions; however, we also pursue the acquisition of companies that own and operate multiple ASCs including the three ASCs acquired as a result of the acquisition of Sheridan.

We use experienced teams of operations and financial personnel to conduct a review of all aspects of a target center’s operations, including (1) the quality and reputation of the physicians affiliated with the center, (2) the market position of the center and the

Item 1. Business - (continued)	Table of Contents

physicians affiliated with the center, (3) the center’s payor contracts and case mix, (4) competition and growth opportunities in the market, (5) the center’s staffing and supply policies, (6) an assessment of the center’s equipment, and (7) opportunities for operational efficiencies. We also have a dedicated team responsible for the integration of acquired centers. This team is responsible for converting acquired ASCs to our reporting, staffing, and performance measurement systems and other operating systems. Once an acquisition is consummated, the acquired surgery center is generally fully integrated within 60 days.

Ambulatory Services Division Strategy

We believe we are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:

•	attract and retain physicians that are leaders in their specialty and community;

•	increase same-center revenues and profitability at our existing surgery centers;

•	expand our national network of ASCs by selectively acquiring both single-specialty ASCs and multi-specialty ASCs, and developing new ASCs in partnership with physicians and health systems; and

•	pursue the acquisition of companies that own and operate multiple ASCs.

Attract and Retain Physicians that are Leaders in Their Specialty and Community.  Physicians are critical to the delivery of healthcare and are a valuable component of our operating model. At December 31, 2014 we operated 246 ASCs with approximately 2,000 physician partners. We typically structure partnerships with physicians in a 51% / 49% ownership relationship, which we believe is mutually beneficial to us and our physician partners. Under our partnership structure, physicians gain a partner in AmSurg who provides management services, including clinical and regulatory support, financial reporting, performance measurement, group purchasing, contracting, and marketing services. According to Syndics Research Corporation, our net promoter score, as defined by their most recent annual survey to measure overall physician satisfaction, was 84% and exceeded industry benchmarks for physician satisfaction. We believe our focus on physician satisfaction, combined with providing safe, high quality healthcare in a patient friendly and convenient environment helps us attract and retain physician partners.

Increase Same-Center Revenue Growth.  We grow revenues in our existing centers primarily through increasing procedure volume by (1) increasing the number of physicians performing procedures at our centers, (2) marketing our centers to referring physicians, payors and patients, and (3) achieving efficiencies in center operations. For the year ended December 31, 2014, we achieved same-center revenue growth of 0.7%.

Growth in the Number of Physicians Performing Procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians who use our centers through:

•	the physicians affiliated with the ASCs recruiting new physicians to their practices;

•	identifying additional physicians to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use the ASCs.

Marketing Our Centers to Referring Physicians, Payors and Patients.  We market our ASCs to referring physicians and payors by emphasizing the quality, high patient satisfaction and lower cost at our ASCs. We have a dedicated business development team that is responsible for negotiating contracts on behalf of our centers with third party payors. They are responsible for obtaining new contracts for our ASCs with payors that do not currently contract with us and negotiating increases to reimbursement rates pursuant to existing contracts. We also increase awareness of the benefits of our ASCs with employers and patients through public awareness programs, health fairs and screening programs, including programs designed to educate employers and patients as to the health and cost benefits of our services.

Achieving Efficiencies in Center Operations: We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our ASCs. The implementation of these best practices allows the ASCs to improve operating efficiencies through:

•	physician scheduling enhancements;

•	improved patient flow; and

•	improved operating room turnover.

We also enhance the profitability of our ASCs through benefits we receive from economies of scale such as group purchasing, staffing and clinical efficiencies, and cost containment initiatives. We also track center performance relative to certain benchmarks in order to maximize center-level revenues and profitability. The information we gather and collect from our ASCs and Ambulatory Services

Item 1. Business - (continued)	Table of Contents

Division operations team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques and cost containment measures.

Expand Our National Network of ASCs.  While we have been an active acquirer of ASCs historically, the market remains fragmented, providing many opportunities for additional acquisitions. We target ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures, as well as multi-specialty ASCs that are equipped and staffed to perform surgical procedures in more than one specialty. As of December 31, 2014, approximately 63% of our Ambulatory Services Division revenues were from single-specialty centers that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the U.S. population will be a source of procedure growth for gastroenterology and ophthalmology ASCs. We will also opportunistically pursue the acquisition of companies that own and operate multiple ASCs.

We also plan to expand our network of ASCs through partnerships with hospitals and hospital systems.  As a result of recent trends in the healthcare industry, in part influenced by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, many hospitals and hospital systems are seeking to enter or improve their operations within the ASC market in order to offer a complete continuum of care as well as to establish better relationships with physicians who have a need to operate in both in-patient and out-patient environments.  We have already established relationships in many markets with either a hospital or a hospital-owned entity and have proven to bring both quality and efficiency to such relationships as a result of our deep experience in ASC operations.  We also have many markets in which we currently own existing fully developed centers that are located at or near existing hospital systems which could result in a network of expanded providers benefiting the hospital partner, our existing physician partners and the patients we collectively serve.  Additionally,  we seek to collaborate with our hospital partners on the identification of opportunities for the acquisition or development of new facilities within a defined market, now leveraging our expanded continuum of care through our physician services line of business.

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

The development staff of our Ambulatory Services Division identifies existing centers that are potential acquisition candidates and physicians who are potential partners for new center development. We begin our acquisition process with a due diligence review of the target center and its market. We use experienced teams of operations and financial personnel to conduct a review of all aspects of the center’s operations, including the following:

•	quality and reputation of the physicians affiliated with the center;

•	market position of the center and the physicians affiliated with the center;

•	payor and case mix;

•	competition and growth opportunities in the market;

•	staffing and supply review;

•	equipment assessment; and

•	opportunities for operational efficiencies.

In presenting the advantages to physicians of developing a new ASC in partnership with us, our development staff emphasizes the proximity of a surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating centers, including contracting with vendors and third-party payors. In a development project, we provide services, such as financial feasibility pro forma analysis, site selection, financing for construction, equipment and build out, and architectural oversight. Capital contributed by the physicians and our company plus debt financing provides the funds necessary to construct and equip a new surgery center and initial working capital.

As part of each surgery center acquisition or development transaction, we form a LP or LLC and enter into a LP agreement or operating agreement with our physician partners. We generally own 51% of the LPs or LLCs. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the

Item 1. Business - (continued)	Table of Contents

right to the same percentage of the proceeds upon a sale or liquidation of the entity. In the LP structure, as the sole general partner, one of our affiliates is generally liable for the debts of the LP. However, the physician partners are generally required to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the LP.

Except in limited instances, we manage each LP and LLC and oversee the business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the LP or LLC may lease the services of certain non-physician personnel from entities affiliated with the physician partners, who will provide services at the center. Certain significant aspects of the LP’s or LLC’s governance are overseen by an operating board, which is typically comprised of equal representation by AmSurg and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.

A majority of the LP and operating agreements for our surgery centers provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the LPs or LLCs to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the LPs or LLCs to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having expertise in healthcare law chosen by both parties. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “– Government Regulation.”

Ambulatory Services Division Revenues
Revenues from our ASCs are derived from facility fees charged for surgical procedures performed and, at certain of our surgery centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include professional fees charged by the physicians that perform the surgical procedures. Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide us historical trends of the surgery centers’ cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly for each of our surgery centers as revenues are recognized. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, the range of reimbursement for those procedures within each surgery center specialty is very narrow and payments are typically received within 15 to 45 days of billing. Except in certain limited instances, these estimates are not established from billing system generated contractual adjustments based on fee schedules for each patient encounter.
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. We derived approximately 25% of our Ambulatory Services Division revenue in each of the years ended December 31, 2014 and 2013, and 27% of our revenues in the year ended December 31, 2012 from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.
ASCs are paid under the Medicare program based upon a percentage of the payments to HOPDs pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are updated annually based on changes in the consumer price index, or CPI. Effective for federal fiscal year (FFY) 2011 and subsequent years the Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2012, ASC reimbursement rates increased by 1.6%, which positively impacted our 2012 revenues by approximately $5.0 million and our net earnings per diluted share by $0.05. In 2013, ASC reimbursement rates increased by 0.6%, which positively impacted our 2013 revenues by approximately $2.5 million and our net earnings per diluted share by $0.02. In 2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 Ambulatory Services Division revenues by approximately $6.5 million and our net earnings per diluted share by $0.05, net of the continued effects of sequestration, as discussed below. CMS has announced that ASC

Item 1. Business - (continued)	Table of Contents

reimbursement rates will increase by 1.9% for 2015, which we estimate will positively impact our 2015 Ambulatory Services Division revenue by approximately $9.0 million and our net earnings per diluted share by $0.05. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.
The Budget Control Act of 2011 (BCA) requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as “sequestration.” These reductions have been extended through FFY 2024. However, on February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for FFY 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would end sequestration but would also reduce Medicare spending by approximately $400 billion over the next 10 years. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our surgery centers.
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor (RAC) program. RACs are private contractors that have historically conducted post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. CMS has also established the Recovery Audit Prepayment Review (RAPR) demonstration that allows RACs to perform pre-payment reviews on certain types of claims that historically result in high rates of improper payments, beginning with claims for certain hospital services, but potentially including other facility types in the future. The RAPR demonstration began in 2012 and runs for a three year period. The U.S. Department of Health and Human Services (HHS), has suspended the assignment of new Medicare appeals to Administrative Law Judges for at least two years beginning July 16, 2013, so that HHS may work through a backlog of appeals. Thus, we will experience a significant delay in appealing any RAC payment denials that occur during the suspension period. The Health Reform Law expands the RAC program’s scope to include Medicaid claims. In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. CMS established a quality reporting program for ASCs under which ASCs that fail to report on certain required quality measures will receive a 2% reduction in reimbursement. We have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS. Further, as required by the Health Reform Law, HHS reported to Congress on its plan for implementing a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficiency measures. As required by the Health Reform Law, HHS studied whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay and reported to Congress that it may not be feasible to expand the policy in its current form, but that further exploration of other payment policies aimed at this same goal should be undertaken.
In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private healthcare insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and health maintenance organizations. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenues of our Ambulatory Services Division. Some of our competitors have greater financial resources and market penetration than we do. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our centers to compete effectively in the evolving healthcare marketplace.

Ambulatory Services Division Competition

We encounter competition in our ASC business in three separate areas: competition with other providers for physicians to utilize our surgery centers, patients and managed care contracts; competition with other companies for acquisitions of surgery centers; and competition for joint venture development of new centers.

Item 1. Business - (continued)	Table of Contents

Competition for Physicians to Utilize Our Surgery Centers, Patients and Managed Care Contracts. We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. In some of the markets in which we operate, there are shortages of physicians in certain specialties. In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in certain specialties. In many cases the hospitals have restricted those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. In addition, physicians, hospitals, payors and other providers may form integrated delivery systems that restrict the physicians who may treat certain patients or the facilities at which patients may be treated, and payors may utilize plan structures, such as narrow networks and tiered networks, that further restrict patient facility choice. Competition with hospitals and other surgery centers may limit our ability to contract with payors or negotiate favorable payment rates.
Competition for Acquisitions. There are several companies that compete with us for the acquisition of existing ASCs and companies that own and manage ASCs, including HCA Healthcare Corporation, Surgery Partners, Surgical Care Affiliates, Inc. and United Surgical Partners, Inc. We may also compete with other national healthcare providers or local or regional hospitals in certain transactions. Some of these competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to complete acquisitions are price, experience and reputation, and access to capital.

Competition for Joint Venture Development of Centers. We believe that we do not have a direct corporate competitor in the development of single-specialty ASCs across the specialties of gastroenterology and ophthalmology. There are, however, several publicly and privately held companies that develop multi-specialty surgery centers, and these companies may compete with us in the development of multi-specialty centers. Further, many physicians develop surgery centers without a corporate partner, utilizing consultants who typically perform these services for a fee and who take a small equity interest or no equity interest in the ongoing operations of the surgery center. We also compete with national, regional and local hospital systems for the development of new surgery centers.

Accreditation

Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care (AAAHC) or The Joint Commission.  We expect that each of our ASCs will obtain accreditation and we support this initiative through our corporate quality department, which assists our ASCs in the process. We believe that undergoing and maintaining voluntary accreditation signifies our commitment to quality. Currently, 243 of our 246 surgery centers are accredited by AAAHC or The Joint Commission, and three of our surgery centers are scheduled for initial accreditation surveys during 2015.  All of our accredited centers received three-year certifications.

Item 1. Business - (continued)	Table of Contents

Ambulatory Services Division Locations

The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet.  The size of our typical multi-specialty ASC is approximately 8,000 to 12,000 square feet.  Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners.  Our surgery centers perform an average of approximately 6,700 procedures per year, though there is a wide range among centers from a low of approximately 1,000 procedures per year to a high of approximately 32,000 procedures per year.

The following table details the location and specialty of our surgery centers as of December 31, 2014:

State Location	Gastroenterology	Multispecialty	Ophthalmology	Orthopaedic	Total
Alabama	—	—	1	—	1
Arizona	7	3	2	2	14
Arkansas	1	1	1	—	3
California	13	10	1	1	25
Colorado	—	1	1	—	2
Connecticut	2	1	2	—	5
Delaware	3	1	—	—	4
Florida	18	11	5	1	35
Idaho	—	1	1	—	2
Illinois	3	—	—	—	3
Indiana	2	—	1	—	3
Kansas	3	—	3	1	7
Kentucky	2	—	2	—	4
Louisiana	4	2	2	—	8
Maryland	13	1	1	—	15
Massachusetts	3	3	—	1	7
Michigan	1	—	1	1	3
Minnesota	—	1	3	—	4
Missouri	3	1	—	1	5
Nevada	1	—	1	—	2
New Hampshire	—	1	—	—	1
New Jersey	7	4	—	—	11
New Mexico	1	—	—	—	1
North Carolina	5	—	—	—	5
Ohio	9	1	1	—	11
Oklahoma	2	—	1	—	3
Oregon	1	2	1	—	4
Pennsylvania	8	1	1	—	10
South Carolina	4	1	1	—	6
Tennessee	8	1	3	—	12
Texas	18	3	1	—	22
Utah	1	—	—	—	1
Washington D.C.	1	—	—	—	1
Washington	5	—	—	—	5
Wyoming	1	—	—	—	1
Total	150	51	37	8	246

Item 1. Business - (continued)	Table of Contents

Physician Services Division

We acquired Sheridan Healthcare, a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities on July 16, 2014. At December 31, 2014 we provided physician services, primarily in the areas of anesthesiology, children’s services, radiology and emergency medicine services, to more than 320 healthcare facilities in 24 states and employed more than 2,800 physicians and other healthcare professionals. Our Physician Services Division operates with a significant presence in Florida and New Jersey. We believe our scale and ability to leverage administrative and support infrastructure enable us to effectively recruit and retain physicians and provide physician services at lower costs. Sheridan has grown organically through same-contract revenue growth and new contract wins, as well as through acquisitions of complementary medical practice groups.

Our primary Physician Services Division specialties include:

Anesthesiology services

We are one of the two largest and most experienced providers of outsourced anesthesia services in the United States. We have many long standing customer relationships, some of which have a history of over 50 years of continuously provided anesthesia services. Throughout 2014, our more than 2,100 anesthesia professionals serviced over 1 million anesthetic cases at more than 230 facilities. Our anesthesia care teams provide anesthesiology services to hospitals, ASCs and other healthcare facilities in 17 states. These teams are comprised of board-certified or board-eligible physicians and allied health professionals which include certified registered nurse anesthetists (CRNAs) and Anesthesia Assistants. Our anesthesiologists are a key part of the effective management and productivity of hospital surgery departments, ASCs and other healthcare facilities. Anesthesiology services involve the selection and delivery of drugs in order to induce a state of unconsciousness or numbness, in preparation for medical and surgical procedures, as well as for pain management purposes. Anesthesia services are provided by anesthesiologists, as well as other healthcare professionals, who are typically CRNAs. They are responsible for selecting the correct anesthesia drug and dosage for each patient and, typically, for administering the anesthesia and monitoring the patient.

Children’s services

We are one of the largest providers of children’s services in the United States. In 2014, we supported over 60 children’s services programs in 12 states with more than 220,000 patient days. We principally provide neonatal management services, specializing in acute inpatient care and treatment of infants. We continue to increasingly expand our provision of children’s services in pediatric hospitalist, pediatric intensivist and pediatric emergency medicine subspecialties. Our children’s services teams, led by dedicated on-site medical directors, consist of physicians and Advanced Registered Nurse Practitioners (ARNPs) who collaborate with community obstetricians, pediatricians, hospital nursing staff and hospital administration. These teams staff the neonatal intensive care units (NICUs) at our clients’ facilities. We also provide specialists in pediatric intensivist services in pediatric emergency department settings and pediatric intensivist care units in hospitals. Additionally, our children's services staff administers our universal newborn hearing screening program called Healthy Hearing.

Neonatologists are pediatricians that have additional training and certifications to care for premature or newborn infants with low birth weight or other potential medical complications. Our neonatologists are staffed in NICUs and are responsible for daily rounds, ongoing newborn care, and coverage of all neonatal and pediatric emergencies, including C-sections and deliveries. We also employ perinatologists that are obstetricians that have additional training and certifications to care for women with high risk or complicated pregnancies and their unborn babies.

Radiology services

We are a leading provider of radiology services, including diagnostic, interventional and teleradiology services, to hospitals, imaging centers and physician group practices in the United States. In 2014, our radiologists interpreted approximately 1.8 million studies. All of our radiologists are fellowship-trained or board-certified, locally licensed physicians based in the United States. Many of our radiologists provide their services at healthcare facilities where they interpret all modalities of radiology images and can consult directly with attending physicians, providing prompt, accurate interpretations, which promotes the professional development of our radiologists as they interact constantly with the physicians at our clients’ facilities. The practice of radiology involves the interpretation of images of the human body to aid in the diagnosis and treatment of diseases, conditions and injuries. Diagnostic radiologists correlate findings from imaging procedures with clinical information and other medical examinations to make diagnoses or recommend further examinations or treatments in consultation with the patient’s attending physician. Interventional radiology, which is also referred to as vascular and interventional radiology, is a sub-specialty of radiology that utilizes minimally-invasive image-guided procedures to diagnose and treat diseases in nearly every organ system. Teleradiology is the process whereby digital

Item 1. Business - (continued)	Table of Contents

radiologic images are sent from one point to another, which allows hospitals to have 24/7 access to full-time radiology support even when access to on-site radiologists may be limited. We provide teleradiology services from remote reading facilities staffed by radiologists from our affiliated practice groups to improve the productivity of our radiologists and expand access to 24/7 diagnoses and interpretations (also known as “studies”) and increase availability of sub-specialty consultations.

Emergency medicine services

We are a leading provider of emergency medicine services to hospitals. These services are performed by physicians with emergency department specializations and other healthcare professionals such as ARNP's and Physician Assistants. In 2014, we had annual volume of approximately 350,000 visits in five states. We continue to provide high-quality care that is also cost-effective, supporting our clients’ facilities as well as their communities.

Emergency medicine services involve the immediate diagnosis and treatment of patients. The emergency department is one of the most challenging areas to manage given the immediate and often acute nature of patients’ conditions and the required treatment. Emergency departments are an essential access point for medical services and are a primary source of patient admissions. Consequentially, hospitals require efficient and effectively operated emergency departments, often turning to providers of outsourced physician services with greater experience and resources.

Other services

We operate a small group of office-based medical practices in South Florida and Texas that primarily focus on women’s health and provide services in the areas of gynecology and obstetrics. We maintain and operate our office-based practices in communities where the practices support and integrate with our facilities-based specialties, providing additional value to our healthcare facility clients through coordination of care.

We provide management services to our joint ventures, affiliated physician group practices and other office-based practices and specialties. Under our management services agreements, we typically manage all aspects of the practice other than the provision of medical services except in jurisdictions where we are permitted to also provide clinical management services. In exchange for these services, we are paid a management fee.

Key Constituents

We are dedicated to achieving the best outcomes for our patients. Sheridan has been able to successfully and profitably grow its business by delivering strong and consistent value to two key constituents.

Clients, Including Hospitals, ASCs and Other Healthcare Facilities. Our physicians usually lead the daily operations of their specialty departments and integrate themselves into the clinical leadership at our clients’ facilities. This integration allows us to collaborate with hospitals, ASCs and other healthcare facilities to improve their operations. We believe our national scale and footprint enable us to provide better coordination of care, better physician coverage, stronger recruiting services, more professional and experienced management and improved patient throughput and outcomes as compared to smaller independent physician groups or directly affiliated facility practices with which we compete.

Physicians and Other Healthcare Professionals. We employ approximately 2,800 healthcare professionals nationwide, including approximately 1,400 physicians. We provide clinical resources and handle administrative support functions for our healthcare professionals, allowing them to focus on providing quality medical care. We employ approximately 1,400 non-clinical support staff to manage these administrative functions, including client and payor contracting, billing and reimbursement, employee benefits, technology support, regulatory compliance, professional liability and other administrative activities associated with supporting a modern-day physician group practice. Our healthcare professionals receive competitive compensation, job stability and the opportunity for upward career mobility on our physician management teams. We believe that the level of clinical autonomy, attractive compensation and infrastructure support we provide to our healthcare professionals makes us a more attractive alternative in comparison to smaller provider groups.

Item 1. Business - (continued)	Table of Contents

Physician Services Industry Overview

The growing complexity of the healthcare delivery system has led many healthcare facilities to increasingly outsource medical coverage and administrative functions to improve productivity, increase the overall quality of care and reduce administrative costs. We believe the primary clinical areas we serve, which include anesthesiology, children’s services, radiology and emergency medicine, are specialties that are extremely important lines of service for the overall provision of care. The market for outsourced services in our specialties tends to be highly fragmented and is predominantly served by small group practices.

We believe our Physician Services Division is well-positioned to benefit from certain industry trends including the following:

Rising demand for healthcare services. From 2013 to 2022, national healthcare expenditures are projected to increase at a nominal annual growth rate of 6.1% and hospital care expenditures are projected to increase at a nominal annual growth rate of 6.3%, based on projections from CMS. The increased demand on our healthcare system is being driven in part due to ongoing growth in the population of the United States and has been further accelerated by an aging population and longer life expectancy. According to CMS, the population of the United States is expected to grow 8% between 2013 and 2022, and the percentage of individuals over the age of 65 in the United States is expected to grow from 14% in 2013 to 17% in 2022. We believe these trends will contribute to an increasing number of medical procedures and a growing need for all of our physician services. According to the American Hospital Association, an estimated 51 million inpatient procedures and 57 million outpatient procedures are performed annually in the United States, and the number of outpatient procedures is expected to increase 17% (a 3.2% compound annual growth rate) over the next five years. Any increase in the number of surgical procedures would be expected to bolster our anesthesiology business.

Shift towards national providers of physician outsourcing. Hospitals, ASCs and other healthcare facilities are increasingly utilizing national providers of outsourced healthcare professionals as a means of reducing operating expenses; achieving targeted physician coverage levels, including by addressing difficulties in hiring and retaining physicians; and increasing operational efficiency to improve patient flow, reduce wait times, coordinate care, shorten lengths of stay and reduce readmission rates, all of which lead to lower costs and promote improved patient care. Historically, hospitals, ASCs and other healthcare facilities have relied on local practice groups to provide outsourced physician services, but an increasing number have been turning to national outsourced physician groups to meet their increasingly complex needs. We are a direct beneficiary of this continuing shift from smaller local groups to larger national provider organizations.

Consolidation of healthcare providers. Historically, healthcare has predominantly been provided through smaller, fragmented local provider groups. However, due to changes in reimbursement, increasing regulatory compliance requirements and growing client demands for quality measurement and cost efficiencies, hospitals, ASCs and other healthcare facilities, in some instances, are increasingly consolidating with one another, provider groups are consolidating into larger groups and individual physicians are seeking larger partners. A significant portion of our growth has come from consolidation with regional provider groups, other acquisitions of smaller physician group practices and new contract wins, all of which have in part been driven by these industry consolidation trends.

Opportunities created by healthcare reform. We believe the Health Reform Law and other measures of healthcare reform should increase the number of people with access to healthcare insurance over time. These measures are expected to reduce the number of uninsured and underinsured, which we believe will in turn lead to increased demand for healthcare services. The Health Reform Law also increases the obligation of healthcare providers to provide coordinated care and holds provider accountable for showing measurable patient outcomes. As a national provider group, we believe that we are in a favorable position to serve the expected growth in patient populations and to meet our clients’ needs for increased coordination and outcomes measurement.

Increased competition for specialty physicians. With a growing and aging population in the United States, demands for specialty physician services are increasingly outpacing the supply of qualified practitioners, a trend that is currently anticipated to continue over the next fifteen years. According to the Association of American Medical Colleges, there will be an estimated shortage of up to 130,600 physicians by 2025, including shortages in anesthesiology, radiology and emergency medicine. This growing shortage has led to increasing challenges in recruiting and retaining specialty physicians among hospitals, ASCs and other healthcare facilities, which we believe we can service in part by utilizing other healthcare professionals, such as CRNAs, ARNPs and physician assistants. Given our expertise in recruiting healthcare professionals in our specialty fields and the attractiveness of our business model to such specialists, we believe we are well-positioned to continue to recruit and retain healthcare professionals and, thus, meet increasing demands for their services in the years to come.

Item 1. Business - (continued)	Table of Contents

Competitive Strengths of our Physician Services Division

We believe the following competitive strengths position our Physician Services Division favorably to capitalize on healthcare industry trends:

Leading multi-specialty provider with national scale. We are one of the largest providers of multispecialty outsourced healthcare services in the United States. Our multi-specialty offering positions us well to adapt to the particular needs of our clients by providing attractive economic solutions. Further, when a client contracts with us for more than one of our specialties, it helps alleviate their administrative burden of managing multiple physician group relationships. Our infrastructure not only improves productivity and quality of care while reducing the cost of care, but also provides operating leverage to drive economies of scale as we continue to expand. We believe our scale also enables us to achieve more favorable managed care contract terms and to efficiently manage the operations and billing and collections processes. While we have a national footprint serving more than 320 healthcare facilities in 24 states, we also have a strong local presence. Our local presence fosters our community-based relationships with healthcare facilities and administrators, which we believe results in high retention with both our clients and our physicians.

Proven ability to grow organically and through acquisitions. Sheridan has historically grown Physician Services Division revenue through (1) strong same-contract growth driven by increases in payment rates and patient volume, (2) new contract wins and (3) acquisitions. We have driven substantial new contract growth by bidding and competing for new contracts and providing existing clients with high-quality service. We believe our expertise in effectively managing and deploying physician resources, negotiating more favorable contracts with payors, providing high quality outcomes and delivering service more efficiently has contributed significantly to the organic growth of our Physician Services Division. In addition, given that the market for outsourced physician services is highly fragmented and predominantly served by small provider groups, we believe there is significant opportunity for further growth through new contract wins from smaller provider groups and through select, targeted acquisitions. Our Physician Services Division infrastructure allows us to successfully integrate new contract wins and newly acquired physician group practices while achieving economies of scale.

Focus on clinical excellence. Our Physician Services Division is focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership structure and the monitoring of our clinical quality measures.

•	We are certified by the National Committee for Quality Assurance, a leading nationally recognized independent organization that evaluates the quality and credentials of physician organizations.

•
Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills. Our healthcare professionals are supported through our specialty-specific networks, which are led by our physician senior leadership. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions.

•
We have developed and implemented quality measurement systems which track multiple key indicators which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes.

Our ability to deliver high levels of client service and patient care is a direct result of this focus, and helps us to attract and retain clients.

Proven ability to recruit and retain healthcare professionals. Sheridan has a 50-year track record of recruiting, credentialing and retaining qualified physicians and other healthcare professionals. We offer our physicians and other healthcare professionals the clinical autonomy of working in a group practice with the financial and administrative support of a large, national organization. This support allows them to focus on patients and quality of care, while we handle the demanding administrative burdens of a modern healthcare practice. We also offer our healthcare professionals scheduling and location flexibility, employment stability and competitive compensation.

Recurring diversified revenue stream from long-standing client base. Our Physician Services Division revenue is highly diversified across the broad base of medical services that we provide. Net revenue from our Physician Services Division in 2014 was derived from approximately 3.4 million patient encounters across more than 320 healthcare facilities. Many of our client relationships exceed 15 years, and our original physician services client has been with Sheridan for more than 50 years. In addition, our Physician Services Division has a well-diversified payor mix. From July 16, 2014 through December 31, 2014, we estimate approximately 71% of our physician services net revenue was derived from commercial and managed care contracts, approximately 19% was from Medicare, Medicaid and self-pay and approximately 10% was from other services. Most of our significant managed care payors are under multi-

Item 1. Business - (continued)	Table of Contents

year contracts, which typically include contractual annual rate escalators. Importantly, although our strategy is to participate with all relevant payors, payment for our services is not contingent on us having a contract with any given payor; if we perform services for a patient who carries insurance from a payor with whom we have not contracted, we still bill and generally collect for those services.

Physician Services Division Strategy

We intend to capitalize on our competitive strengths and favorable industry trends to grow the revenue and profitability of our Physician Services Division by:

Delivering distinctive service to our existing client base to drive strong same-contract growth. The foundation of our Physician Services Division business lies in how we service our existing base of healthcare facilities. To ensure that we maintain and further strengthen these client relationships, we pursue the following key strategies:

•	expand our national physician services capabilities through investment in advanced reimbursement technologies, increases in our internal physician recruiting, credentialing and onboarding organizations, and further development of our provider quality metrics capabilities;

•	work with our clients to develop increased operating room efficiencies through the application of best practice information regarding physician staffing and procedural turnaround; and

•	further advance our relationships with national managed care plans to facilitate favorable contract terms and more efficient reimbursement.

Organically expanding through new contract wins. The market for outsourced physician services is highly fragmented and predominantly served by smaller local and regional provider groups. Such fragmentation creates significant opportunities for organic growth, as we believe that we can provide better solutions for hospitals, ASCs and other healthcare facilities than those that are offered by smaller provider groups. Our differentiated capabilities and market presence has enabled us to win contracts with both new and existing clients, and we expect to continue to capitalize on these trends within our industry. Within our existing client base, there is a significant opportunity to win new contracts by cross-selling additional specialties, as we currently provide two or more lines of service at only one in five clients. We have significantly invested in expanding the breadth and focus of our Physician Services Division business development functions. We believe our expanded efforts and dedicated internal resources will position us well to continue to win new contracts.

Executing accretive acquisitions to augment our organic growth. As the physician services industry continues to consolidate, we believe we will have the opportunity to augment the organic growth of our Physician Services Division through opportunistic and accretive acquisitions of regional and local providers. We will target strategic “platform” practices to catalyze future growth in new markets and “in-market” practices in geographies where we have an established presence. Since 2010, Sheridan has successfully acquired and integrated 16 physician group practices, adding more than 600 healthcare professionals.

Enhancing profitability by achieving further operating efficiencies. We believe that we can improve the operating efficiency of our Physician Services Division as we grow. Our infrastructure is designed to achieve economies of scale by enhancing profitability with revenue growth without compromising the quality of operations or clinical care. We believe our processes related to managed care contracting, billing, coding, collection and compliance have driven a track record of strong revenue cycle management. We have made a significant investment in infrastructure including management information systems that we believe will continue to enable us to improve the clinical results and key client metrics while reducing the cost of providing patient care.

Physician Services Division Revenues

Our Physician Services Division revenue primarily consists of fee for service revenue and contract revenue and is derived principally from the provision of physician services to patients of the healthcare facilities we serve. Contract revenue represents income earned from our hospital customers to subsidize contract costs when payments from third-party payors are inadequate to support such costs.

We record revenue at the time services are provided, net of a contractual allowance and a provision for uncollectibles. Revenue less the contractual allowance represents the net revenue expected to be collected from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors.

We also recognize revenue for services provided during the period but are not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections.

Item 1. Business - (continued)	Table of Contents

Our provision for uncollectibles includes the estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. We record net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections (net of recoveries).
Many of our most significant managed care payor contracts in our Physician Services Division are for a term of three to five years, terminable only for cause. They often provide for annual increases in reimbursement rates. These contracts may be national or state-wide and are most often applicable to all lines of service. Most other payor contracts are terminable without cause with short term notice. We participate with most large managed care payors.

Our Physician Services Division performs substantially all of the billing for our affiliated physicians and employs a billing staff of approximately 550 employees. Additionally, we have invested in several applications that provide the foundation for the day-to-day operations of our Physician Services Division, including facilities-based billing and office-based billing.

We derive approximately 18% of our Physician Services Division net revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. From July 16, 2014 through December 31, 2014, we received approximately 12% and 6% of our Physician Services Division net revenue from Medicare and Medicaid, respectively. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

Reimbursement to our Physician Services Division typically is conditioned on our providing accurate procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, were for services provided that were not medically necessary, lacked sufficient supporting documentation, or were disallowed for a number of other reasons.

Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors and retroactive adjustments to amounts previously reimbursed can and do occur on a regular basis as a result of reviews and audits. Additional factors that could complicate our Physician Services Division billing include:

•	disputes between payors as to which party is responsible for payment;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government; and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Due to the nature of our business and our participation in the Medicare and Medicaid programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a determination is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital.

Medicare Physician Fee Schedule (MPFS). Medicare pays for all physician services based upon the MPFS which contains a list of uniform rates. The payment rates under the MPFS are determined based on: (i) national uniform relative value units for the services provided, (ii) a geographic adjustment factor, and (iii) a conversion factor. Payment rates under the MPFS are updated annually. The initial element in each year’s update calculation is the Medicare Economic Index (MEI), which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the sustainable growth rate (SGR). The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. The MPFS update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product (GDP), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the MPFS which has led Congress to take legislative action to reverse the scheduled payment cuts. The most recent Congressional Act delayed the scheduled reduction in physician payments of approximately 24% through March 31, 2015. There can be no assurance that Congress will pass a bill that permanently repeals and replaces the SGR formula, or that significant cuts to physician payment rates will not be implemented.

Item 1. Business - (continued)	Table of Contents

Physician Services Division Competition

The markets in which we compete are highly fragmented. We consider our primary competitors to be local physician group practices. On a regional and national basis, we compete with companies such as Envision Healthcare (formerly Emcare), Mednax, and Team Health.

Physician Services Division Locations

As of December 31, 2014 we served a diverse group of more than 320 healthcare facilities in 24 states with a concentration in Florida, New Jersey, Texas and California. There is limited concentration among existing clients, with the largest client accounting for less than 10% of our Physician Services Division net revenue; however, some of our clients are affiliated with one another or owned and operated by the same entity. Our Physician Services Division has contracts in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Louisiana, Massachusetts, Maryland, Minnesota, Missouri, North Carolina, New Jersey, New Mexico, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Vermont, Washington and West Virginia.

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

Health Reform. The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including the annual productivity adjustment previously discussed, that reduces payment updates to ASCs and various initiatives that may reduce payments for physician services. However, the Health Reform Law also expands coverage of previously uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law has expanded eligibility under existing Medicaid programs in states that have not opted out of the expansion, created financial penalties on certain individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, resulted in the establishment of federal and state health insurance exchanges and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also required a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Health insurance market reforms under the Health Reform Law that expand insurance coverage may result in an increased volume for certain procedures at our centers. Medicare now covers and many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies. States that provide Medicaid coverage of these preventive services without cost-sharing receive a one percentage point increase in their federal medical assistance percentage for these services. Our centers may also benefit from increased numbers of individuals with insurance. However, other aspects of the Health Reform Law could have a negative impact on our Ambulatory Services Division. For example, the Health Reform Law established a Medicare Shared Savings Program, which created Accountable Care Organizations (ACOs) to allow groups of providers, hospitals and suppliers to come together voluntarily to provide coordinated high quality care to Medicare patients. The formation of ACOs or other coordinated care models could make competing for patients more difficult and negatively impact our centers and the medical practices of our physician partners.

We derive a significant portion of our fee for service revenue, particularly within our Physician Services Division, from payments made by government healthcare programs, including Medicare and Medicaid. CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. These efforts directly impact hospitals, but may also affect the level of utilization of and payments received for our physician staffing services. These programs include financially rewarding hospitals that meet quality performance standards established by CMS, penalizing hospitals that do not meet those performance standards, experience “excess readmissions” for certain conditions, denying reimbursement for hospital acquired conditions (HACs) and reducing payments to hospitals with high rates of HACs. In addition, hospitals may be penalized for non-compliance with the new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” The ultimate impact of these initiatives is not certain, but may lead to hospitals increasingly tying payments for our physician services to obtaining certain quality measures or negotiations to reduce payment rates for our Physician Services Division. Our Physician Services Division may also experience increased compensation from ACOs and other coordinated care models.

Item 1. Business - (continued)	Table of Contents

It is unclear what the ultimate resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges. Further, the Health Reform Law remains subject to legislative efforts to repeal or modify the law, further delay and a number of court challenges to its constitutionality and interpretation. For example, the U.S. Supreme Court will hear King v. Burwell during the 2015 session, which challenges the extension of premium subsidies to health insurance policies purchased through federally-operated health insurance exchanges. Further, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines, was delayed until January 1, 2015 and will not be fully implemented until January 1, 2016. Because of the many variables involved, including the law’s complexity, lack of comprehensive implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, the possibility of amendments, repeal, or further implementation delays, uncertainty regarding how individuals and employers will respond to the choices afforded them by the law, we are unable to predict the net effect of the Health Reform Law. In addition, efforts to reform the healthcare industry continue to attract attention at both the federal and state levels.

Certification. We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ASCs and by our outsourced physicians in various care settings. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions for coverage set forth by HHS relating to the type of facility, its equipment, personnel and standard of medical care, as well as its compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. Each of our existing surgery centers is certified as a Medicare provider. Our outsourced physicians participate in Medicare, but are not subject to certification surveys or on-site inspections. While we intend for our outsourced physicians and centers to participate in Medicare and other government reimbursement programs, there can be no assurance that our physicians or centers will continue to qualify for participation.
Medicare-Medicaid Fraud and Abuse Provisions. The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) in return for, or to induce, referrals or orders for services or items covered by a federal healthcare program. The Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reduction in revenues and would have a material adverse effect on our business. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (FCA).
Congress and HHS have published safe harbors that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Failure to meet the requirements of a safe harbor does not necessarily render the conduct or business arrangement illegal under the Anti-Kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by governmental enforcement authorities. In addition, the HHS Office of Inspector General (OIG) is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. Although advisory opinions are not binding on any entity other than the parties who submitted the requests, advisory opinions provide some guidance as to how the OIG would analyze a particular arrangement.
HHS has published regulations for safe harbors that relate to investment interests in general and to investments in certain types of ASCs. The limited partnerships and limited liability companies that own our surgery centers do not meet all of the criteria of a safe harbor. However, a business arrangement that does not substantially comply with a safe harbor is not necessarily illegal under the Anti-Kickback Statute.

We believe that our surgery centers and the related limited partnerships and limited liability companies are in compliance with the current requirements of applicable federal and state law because, among other factors:

•
the limited partnerships and limited liability companies exist to effect legitimate business purposes, including the ownership, operation and continued improvement of high quality, cost-effective and efficient services to the patients served;

Item 1. Business - (continued)	Table of Contents

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
The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our limited partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practices, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing, payroll and other ancillary services. The consideration payable by a limited partnership or limited liability company for certain of these services may be based on the volume of services provided by the practice, which is measured by the limited partnership’s or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, we believe the fees payable to the physician practices are equal to the fair market value of the services provided.

In addition, certain of our limited partnerships and limited liability companies have entered into certain arrangements for professional services, including arrangements for anesthesia services. The OIG has issued advisory opinions in which it concluded that proposed arrangements between anesthesia groups and facilities, including, physician-owned ASCs could result in prohibited remuneration under the federal Anti-Kickback Statute. We believe our arrangements for anesthesia services are unlike those described in the OIG advisory opinions and are in compliance with the requirements of the federal Anti-Kickback Statute.

In connection with our outsourced physician services, we have a variety of financial relationships with physicians, hospitals, ASCs, and other healthcare services, including joint venture arrangements. These financial relationships do not meet all of the criteria of the personal services and management contracts safe harbor, but we believe that the arrangements are in compliance with the current requirements of applicable federal and state law because, among other factors, we believe the fees payable under the arrangements are consistent with fair market value of the services provided.

We believe we have structured our relationships with physicians and other providers to comply with the Anti-Kickback Statute, but we cannot assure you that a federal or state agency charged with enforcement of the Anti-Kickback Statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause these arrangements to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.
Many of the states in which we operate have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal Anti-Kickback Statute, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure.
In addition to the Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.
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

Item 1. Business - (continued)	Table of Contents

formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.
Prohibition on Certain Self-Referrals and Physician Ownership of Healthcare Facilities. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. Through a series of rulemakings, CMS has issued final regulations interpreting the Stark Law. While the regulations help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine how the government will interpret many of these exceptions for enforcement purposes.
A number of provisions of the Stark Law implemented regulations to limit how the Stark Law affects ASCs. Under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. The so-called ASC exemption to the Stark Law also applies to any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day). Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are “covered as ancillary services” under the revised ASC payment system. These drugs include those furnished during the immediate postoperative recovery period to a patient to reduce suffering from nausea or pain. CMS cautioned, however, that only those radiology, imaging and outpatient prescription drug items and services that are integral to an ASC procedure and performed on the same day as the covered surgical procedure will qualify for the ASC exemption. The Stark Law prohibition continues to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home. In addition, there is a Stark Law exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Because of these exemptions, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients.

With respect to our outsourced physician services, we contract with hospitals and other providers of designated health services. Our physician practices also provide services, such as imaging and laboratory services, that constitute designated health services. Thus, we are required to structure our financial relationships involving providers of designated health services in a manner that complies with a Stark Law exception. There are a number of exceptions that may apply to our outsourced physician services, including the exceptions for bona fide employment relationships, indirect compensation arrangements, in-office ancillary services. We attempt to structure our relationships to meet an exception to the Stark Law when required, but the regulations implementing the exceptions are detailed and complex, and we cannot guarantee that every relationship complies fully with the Stark Law.
Several states in which we operate have self-referral statutes similar to the Stark Law. Often these state laws are broad in scope and may apply regardless of the source of payment for care. Little precedent exists for the interpretation or enforcement of these state laws. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes.
The Stark Law and similar state statutes are subject to different interpretations. Violations of the Stark Law and any state self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers or physician groups from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give you no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in, or financial relationships with, healthcare entities will not be issued that could have a material adverse effect on us.
The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. One of the most prominent of these laws is the federal FCA, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. There are many

Item 1. Business - (continued)	Table of Contents

potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The Health Reform Law expanded the scope of the federal FCA to cover payments in connection to the exchanges created under the Health Reform Law, if those payments include any federal funds. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. The Health Reform Law provides that submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. The private plaintiff may receive a share of any settlement or judgment. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are complex and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.
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
Healthcare Industry Investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral relationships and billing practices. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight healthcare fraud, waste and abuse, including $30 million for FFY 2015. From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
Privacy and Security Requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable protected health information and require “covered entities,” including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in criminal penalties and civil penalties of up to $50,000 per violation and a maximum civil penalty of $1.5 million in a calendar year for violations of the same requirement. HHS enforces HIPAA and is required to perform compliance audits. State attorneys general are also authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. A covered entity may be subject to penalties as a result of a business associate (an entity that handles identifiable health information on behalf of a covered entity) violating HIPAA if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to certain provisions of the HIPAA security and privacy regulations and may be penalized for violations of the regulations. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days following discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. There is a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.
In addition, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our facilities remain subject to any federal or state laws that encompass privacy concerns or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA. These laws vary and could impose additional penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In some cases, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

Item 1. Business - (continued)	Table of Contents

HIPAA Administrative Simplification Requirements. Pursuant to HIPAA, HHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, CMS has published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2015, we will be modifying our payment systems and processes to prepare for the implementation. Use of the ICD-10 code sets will require significant administrative changes. In addition to these upfront costs of transition to ICD-l0, it is possible that our ASCs and outsourced physicians could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified with lower levels of reimbursement than assigned under the previous system, however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
Obligations to Buy Out Physician Partners. Under many of our agreements with physician partners of our surgery centers, we are obligated to purchase the interests of the physicians at an amount as specified in the limited partnership and operating agreements in the event that their continued ownership of interests in the limited partnerships and limited liability companies becomes prohibited by the statutes or regulations described above. The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners or, if they cannot concur, by a nationally recognized law firm with expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the law or regulation causing such prohibition.
Certificates of Need (CONs) and State Licensing. CON statutes and regulations control the development of certain facilities and services, such as ASCs in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new health care facilities, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. Our development of ASCs focuses on states that do not require CONs. Acquisitions of existing surgery centers usually do not require CON approval.

State licensing of ASCs, is generally a prerequisite to the operation of each of our centers and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians, such as those who provide services in our ASCs or through our outsourced physician services, and many states impose licensing requirements on facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.
Corporate Practice of Medicine. The laws of several states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as employing physicians and certain non-physician practitioners. Similarly, many states prohibit fee-splitting arrangements with physicians where professional fees of physicians are shared with other persons or entities. The physicians who perform procedures at the surgery centers or who perform contracted physician services are individually licensed to practice medicine. In most instances within our surgery center line of business, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. We directly employ nearly all of the physicians who provide outsourced services. The laws in many states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation, and interpretation and enforcement of these laws vary significantly from state to state. Therefore, we cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.

Employees

As of December 31, 2014, we and our affiliated entities employed approximately 10,500 persons, approximately 7,600 of whom were full-time employees and 2,900 of whom were part-time employees. Of those employees, we lease the services of approximately 1,000 full-time employees and 500 part-time employees from entities affiliated with our physician partners. We employ approximately 1,400 corporate employees or other employees performing support functions, primarily based at our headquarters in Nashville, Tennessee and in Sunrise, Florida. In addition, none of these employees are represented by a union. We believe our relationships with our employees to be good.

Item 1. Business - (continued)	Table of Contents

Environmental Matters

We are subject to federal, state and local laws and regulations relating to hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. These laws and regulations frequently change and have become increasingly stringent over time. Non-compliance with these laws and regulations may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. Certain environmental laws and regulations impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site.

Support Infrastructure and Technology

To support our clinical staff and client facilities, we maintain an infrastructure that provides clinical, administrative and business support services to physicians, other healthcare professionals and administrative staff. These support services include but are not limited to:

•	non-clinical operation management;

•	physician and allied care recruiting;

•	revenue cycle management;

•	compliance, education and oversight;

•	managed care contracting with third-party payors;

•	information technology;

•	human resources;

•	risk management;

•	quality improvement; and

•	credentialing.

These support services are critical to the success of our physician partners and employed healthcare professionals. We have a well-established support staff that assist in the efforts to obtain accreditation at each of our ASCs. Personnel located at our corporate headquarters primarily provide these services, but we also have regional offices where we have substantial operations. These services allow us to leverage our operational excellence and existing infrastructure to provide services to our clients, employees and physician partners. Our infrastructure has enabled us to integrate newly developed or acquired ASCs or physician group practices while achieving significant economies of scale.

We have invested in and developed management information systems that support our current operations and that management believes will support our projected growth. We purchase hardware and software that has been customized for us, as well as develop our own technology in both our clinical and administrative areas, which we believe may provide a competitive advantage over local, regional and emerging national providers. There are several applications currently in use and under development that provide the foundation for our day-to-day operations, including:

•	Billing services- Billing systems that perform facilities-based revenue cycle management for each of the specialties in which we provide physician services, as well as for many of our ASCs.

•
Enterprise management- Enterprise-wide reporting systems that are used for all essential accounting and finance functions, which include both integrated human resource and payroll functions, as well as third party solutions primarily related to our payroll function, which can be tailored for each of our ASC operations.

•
Recruitment and business development- A third-party database used by our business development departments and our physician recruitment subsidiary, Tiva Healthcare. This application is primarily used to develop a database of medical professionals that can be targeted in the recruitment process and also to manage other aspects of the recruitment and hiring process.

•
Web-based applications- Our web-based comprehensive neonatal clinical electronic health record system, which is used in each of the facilities where we provide NICU and newborn nursery services to gather all pertinent clinical data from our patients to determine outcomes. Our web-based portal providing physician partners with access to financial information, financial and quality benchmarking reports along with best practices from the Ambulatory Services Division community of centers and peer, physician-to-physician, insights on latest technologies and therapies.

Item 1. Business - (continued)	Table of Contents

Insurance and Legal Proceedings

From time to time, we may be named a party to other legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that we believe will have a material financial impact on our consolidated financial condition, results of operations or cash flows.
Our Ambulatory Services Division maintains professional and general liability insurance that, subject to certain deductibles, provides coverage on a claims-made basis of generally $1.0 million per incident and $3.0 million in annual aggregate coverage per surgery center, including the facility and employed staff. In addition, physicians who provide professional services in our surgery centers are generally required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain insurance for general liability, director and officer liability, business interruption and property damage, as well as an additional umbrella liability insurance policy in the aggregate amount of $25.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred.

Given the nature of the services provided, our Physician Services Division is subject to professional and general liability claims and related lawsuits in the ordinary course of business. We maintain professional insurance for our Physician Services Division with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional liability loss risks are being provided by a third-party insurer which is fully reinsured by our wholly-owned captive. In addition, our wholly-owned captive provides stop loss coverage for the self-insured employee health program for employees of our Physician Services Division. The assets, liabilities and results of operations of our wholly-owned captive insurance subsidiary are included in our consolidated financial statements. The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance for our Physician Services Division on a claims-made basis from third party insurers for certain of our owned practices and employed physicians.

Our reserves for professional liability claims are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically reevaluates our accruals for professional liabilities, and our actual results may vary significantly from our estimates as the key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

Antitrust

The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the health care industry is currently a priority of the Federal Trade Commission and the Department of Justice. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Seasonality

Historically, the impact of seasonal effects on our revenues and operating results have been dampened due to growth from acquisitions as well as our geographic diversification. Without giving effect to these growth and diversification factors and with the exception of emergency medicine, our net revenue would fluctuate based on the number of business days in each calendar quarter, because the majority of medical services provided by our anesthesiology, office-based practices and ambulatory surgery centers consist of scheduled procedures and office visits that occur during business hours. Our net revenue would also be impacted by unpredictable weather events such as snowstorms or hurricanes that reduce the number of days of operations as well as the number of patients. Revenue in the fourth quarter could also be impacted by an increased utilization of services as patients try to utilize their healthcare benefits before they expire at year-end. In addition, we incur a significantly higher payroll tax expense during the first and second quarters due to a significant number of our employees exceeding the level of taxable wages for social security contributions during the second half of the year.

Item 1. Business - (continued)	Table of Contents

Available Information

We file reports with the Securities and Exchange Commission (SEC) including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information filed electronically. Our website address is:  http://www.amsurg.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  In addition we use our Facebook page (https://www.facebook.com/AMSURG) and Twitter account (https://twitter.com/amsurgcorp) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information provided on our website and social media channels is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this annual report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the persons serving as our executive officers.  Our executive officers serve at the pleasure of the Board of Directors.

Name	Age	Experience
Christopher A. Holden	50	Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007.
Claire M. Gulmi	61
Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

Robert J. Coward	50
President - Physician Services Division and Chief Development Officer since November 2014; President and Chief Operating Officer of Sheridan Healthcare from January 2010 to July 2014; Chief Financial Officer and Senior Vice President of Operations of Sheridan Healthcare from January 2000 to December 2009.

Phillip A. Clendenin	50
President - Ambulatory Services Division since November 2014; Executive Vice President-Operations since February 2013; Senior Vice President of Corporate Services from March 2009 to February 2013; Chief Executive Officer of River Region Health System, a hospital located in Vicksburg, Mississippi, from July 2001 to July 2008;  Chief Executive Officer of Greenview Regional Hospital, a hospital located in Bowling Green, Kentucky, from November 1997 to June 2001.

Kevin D. Eastridge	49	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.

Item 1A. Risk Factors	Table of Contents

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

Risk Related to Our Overall Business and Ownership of Our Common Stock

Our Physician Services Division operates in a different line of business from our historical operations, and we may face challenges managing our Physician Service Division as a new business and may not realize anticipated benefits. As a result of the Sheridan acquisition, we are now significantly engaged in the outsourced physician services business, which is a new line of business for us. We may not have the expertise, experience, and resources necessary to successfully operate both our Ambulatory Services Division and Physician Services Division. The administration of our Physician Services Division will require implementation of appropriate operations, management, and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems. The management of our Physician Services Division will require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If our Physician Services Division operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise, or the resources to operate all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected.

We have been and could become the subject of federal and state investigations and compliance reviews.  Health care companies are subject to numerous investigations by various governmental agencies. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, the federal FCA permits private parties to bring qui tam or “whistleblower” lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries.  For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, some of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. Governmental agencies and their agents conduct audits of health care providers, and private payers may conduct similar audits, investigations and monitoring activities. An investigation or audit of us, our executives or our managers could result in significant expense to us, adverse publicity, and divert management’s attention from our business, regardless of the outcome, and could result in significant penalties. Depending on nature of the conduct and whether the underlying conduct under investigation or audit could be considered systemic, the resolution of any review could have a material adverse effect on our financial position, results of operations and liquidity.

We are unable to predict the impact of the Health Reform Law. The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms, which may result in an increased volume for certain procedures and in patients seeking care from us. The law also contains requirements and incentives that increase coverage, without cost-sharing, of certain preventive services performed at our centers, including screening colonoscopies. However, the impact of any increased volume in patients and procedures or additional coverage of our services by third-party payors could be offset by other provisions of the law. The Health Reform Law provides for reductions in reimbursement under the Medicare program, including an annual payment update, such as the annual productivity adjustment that reduces payments to ASCs and reductions in payments to hospitals, which could indirectly impact our Physician Services business. Further, ACOs or other coordinated care models may increase competition for patients and negatively impact our centers and the medical practices of our physician partners. In addition, the law requires CMS to implement a number of programs and requirements intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. These efforts directly impact hospitals, but may also potentially reduce the level of utilization by, and payments received from, hospitals for our Physician Services business. We are unable to predict the net effect of the reductions in Medicare spending, potential increases in revenues from a rise in procedure volume and individuals with health insurance, and an increase in other models care delivery and service providers.

Further, the Health Reform Law remains subject to legislative efforts to repeal, modify or delay the law, and a number of court challenges to its constitutionality and interpretation. For example, the U.S. Supreme Court will hear King v. Burwell during the 2015 session, which challenges the extension of premium subsidies to health insurance policies purchased through federally-operated health insurance exchanges. If decided in favor of the plaintiffs, who contend that subsidies must be limited to state-operated health insurance

Item 1A. Risk Factors - (continued)	Table of Contents

exchanges, the case could make it more difficult for uninsured individuals in states that do not operate an exchange to purchase coverage and otherwise significantly affect implementation of the Health Reform Law, in a manner that results in less than projected numbers of newly insured individuals. In addition, while most of the provisions of the Health Reform Law are in effect, certain delays have occurred. For example, the employer mandate was delayed until January 1, 2015, and will not be fully implemented until January 1, 2016.

Because of the many variables involved, including the law’s complexity, lack of comprehensive implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, the possibility of amendments, repeal, or further implementation delays, uncertainty regarding how individuals and employers will respond to the choices afforded them by the law, and numerous other provisions in the law that may affect the Company, we cannot predict the full impact of the Health Reform Law on the Company at this time.

If we fail to successfully maintain an effective internal control over financial reporting or if the internal control of our Physician Services Division over financial reporting is found to be ineffective, the integrity of the financial reporting for the Company or the Physician Services Division could be compromised, which could result in a material adverse effect on our reported financial results. Before its acquisition by the Company, Sheridan did not have any publicly traded debt or equity and therefore was not required to conform to the rules and regulations of the SEC, especially as it related to its internal control structure. As such, upon acquisition, Sheridan may not have had in place all the necessary controls as required by the Public Company Accounting Oversight Board. The integration of Sheridan into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. We are required to include our assessment of the effectiveness of Sheridan’s internal control over financial reporting in our overall assessment for the Company no later than in our Annual Report on Form 10-K for the fiscal year ending December 31, 2015. We plan to complete the evaluation and integration of Sheridan’s internal controls over financial reporting and report our assessment within the required time frame. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business and our stock price.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected. Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including maintaining our existing relationships with our physician partners at our surgery centers, our Physician Services Division clients and our employed healthcare professionals; acquiring additional surgery centers and physician practices; winning contracts with new physician services clients; pursuing joint ventures with local and regional health systems; capitalizing on organic growth opportunities in both our Ambulatory Services Division and Physician Services Division; and enhancing operational efficiencies. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business strategy. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, regulatory developments, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. If we are unable to execute our strategy, our long-term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

Our success depends on our ability to manage growth effectively. Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth, and if we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner.

We may make acquisitions which could divert the attention of management and may not be integrated successfully into our existing business. A portion of our growth has resulted from, and is expected to continue to result from, the acquisition of surgery centers, physician groups and other healthcare providers and businesses. We may continue to pursue acquisitions to increase our presence in existing markets, enter new geographic markets and expand the scope of services we provide. We have evaluated and expect to continue to evaluate possible acquisition targets on an ongoing basis, and such acquisition targets may be of significant size and involve operations in multiple jurisdictions. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses and/or we will obtain all necessary or expected consents from third parties. We cannot assure you that we will be able to integrate successfully the operations of any acquired business into our existing business. In particular, we may experience challenges relating to the retention of physicians and

Item 1A. Risk Factors - (continued)	Table of Contents

other healthcare professionals of our acquired businesses or the integration of such healthcare professionals. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business and managing the cost of acquisitions could adversely affect our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our growth strategy, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our obligations under our indebtedness. As of December 31, 2014, our total indebtedness was approximately $2.232 billion, of which approximately $867.6 million is exposed to variable rates. We have an additional $300.0 million available for borrowings under our senior secured revolving credit facility which is also subject to a variable rate. Our substantial indebtedness could have important consequences for you, including:

•	increasing our vulnerability to adverse economic, industry, or competitive developments;

•
requiring a substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flows to fund acquisitions of additional surgery centers and physician practice groups, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates to the extent of any future borrowings, including borrowings under our senior secured credit facility, at variable rates of interest;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our senior secured credit facility, our 2020 senior notes and our 2022 senior notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under our senior secured credit facility, the indentures governing the notes and the agreements governing other indebtedness;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting.

Despite our indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, including secured debt, which could further exacerbate the risks associated with our substantial indebtedness. We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facility and the indentures governing our senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. As of December 31, 2014, we had approximately $300.0 million available for additional borrowing under our senior secured revolving credit facility. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we now face would increase. In addition, our senior secured credit facility and the indentures governing our senior notes will not prevent us from incurring obligations that do not constitute prohibited indebtedness thereunder.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the senior secured credit facility, the indentures governing our senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Item 1A. Risk Factors - (continued)	Table of Contents

Restrictive covenants in our senior secured credit facility and the indentures governing our senior notes may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt. The operating and financial restrictions and covenants in our senior secured credit facility and the indentures governing our senior notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to:

•	incur additional indebtedness or issue certain preferred equity;

•	pay dividends on, repurchase or make distributions in respect of our common stock, prepay, redeem, or repurchase certain debt or make other restricted payments;

•	make certain investments;

•	create certain liens;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, loan money, or transfer assets to us;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of the senior secured credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facility or the indentures governing our senior notes, the creditors thereunder could elect to declare all amounts outstanding to be immediately due and payable and, in the case of our revolving credit facility, which is a part of the senior secured credit facility, terminate all commitments to extend further credit. Such action by our creditors could cause cross defaults under the indentures governing our senior notes.

If our operating performance declines, we may be required to obtain waivers from the lenders under the senior secured credit facility, from the holders of our senior notes or from the holders of other obligations, to avoid defaults thereunder. If we are not able to obtain such waivers, our creditors could exercise their rights upon default, and we could be forced into bankruptcy or liquidation.

Furthermore, if we were unable to repay the amounts due and payable under our secured obligations, the creditors thereunder could proceed against the collateral granted to them to secure our obligations thereunder. We have pledged a significant portion of our assets, including our ownership interests in certain of our directly owned subsidiaries, as collateral under our senior secured credit facility. If the creditors under our senior secured credit facility accelerate the repayment of our debt obligations, we cannot assure you that we will have sufficient assets to repay our senior secured credit facility, our senior notes and our other indebtedness, or will have the ability to borrow sufficient funds to refinance such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.  The health care industry is heavily regulated and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

•	billing and coding for services, including documentation of care, appropriate treatment of overpayments and credit balances, and the submission of false statements or claims;

•
relationships and arrangements with physicians and other referral sources and referral recipients, including self-referral restrictions, prohibitions on kickbacks and other non-permitted forms of remuneration and prohibitions on the payment of inducements to Medicare and Medicaid beneficiaries in order to influence their selection of a provider;

•	licensure, certification, enrollment in government programs and CON approval, including requirements affecting the operation, establishment and addition of services and facilities;

•	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services;

•	quality of care and data reporting;

•	restrictions on ownership of surgery centers;

•	operating policies and procedures;

•	qualifications, training and supervision of medical and support personnel;

•	fee-splitting and the corporate practice of medicine;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	workplace health and safety;

•	debt collection practices;

•	anti-competitive conduct;

Item 1A. Risk Factors - (continued)	Table of Contents

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records; and

•	environmental protection.

Because of the breadth of these laws and the narrowness of available exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws. For example, failure to bill properly for services or return overpayments and violations of other statutes, such as the federal Anti-Kickback Statute or the federal Stark Law, may be the basis for actions under the FCA or similar state laws. Under HIPAA, criminal penalties may be imposed for healthcare fraud offenses involving not just federal healthcare programs but also private health benefit programs.

Enforcement actions under some statutes, including the FCA, may be brought by the government as well as by a private person under a qui tam or “whistleblower” lawsuit. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including bringing civil actions under the Civil Monetary Penalty Law, which has a lower burden of proof than criminal statutes.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, and loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government sponsored and third-party healthcare programs. Federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

Many of these laws and regulations have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses to comply with the evolving rules. Any enforcement action against us, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The laws and regulations governing the provision of healthcare services are frequently subject to change and may change significantly in the future. We cannot assure you that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us. We cannot assure you that a review of our business by judicial, regulatory or accreditation authorities will not subject us to fines or penalties, require us to expend significant amounts, reduce the demand for our services or otherwise adversely affect our operations.

Our relationships with referral sources and recipients, including healthcare providers, facilities and patients, are subject to the federal Anti-Kickback Statute and similar state laws.  The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for, or to induce, referrals or orders for services or items covered by a federal healthcare program. In addition, many of the states in which we operate also have adopted laws, similar to the Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. The Anti-Kickback Statute and similar state laws are broad in scope and many of their provisions have not been uniformly or definitively interpreted by case law or regulations.  Courts have found a violation of the federal Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes.  Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the Anti-Kickback Statute.  Congress and HHS have established narrow safe harbor provisions that outline practices deemed protected from prosecution under the federal Anti-Kickback Statute. While we endeavor to comply with applicable safe harbors, certain of our current arrangements, including the ownership structures of our surgery centers, do not satisfy all of the requirements of a safe harbor. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Violations of the Anti-Kickback Statute and similar state laws may result in substantial civil or criminal penalties, exclusion from participation in the Medicare and Medicaid programs and loss of licensure, which could have a material adverse effect on our business.

If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who are minority owners of our surgery centers. A majority of our limited partnership and operating agreements provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that:

•	make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal;

Item 1A. Risk Factors - (continued)	Table of Contents

•	create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies to the affiliated physicians will be illegal; or

•	cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal.

The cost of repurchasing these noncontrolling interests would be substantial if a triggering event were to result in simultaneous purchase obligations at a substantial number or at all of our surgery centers.  The purchase price to be paid in such event would be determined as specified in each of the limited partnership and operating agreements, which also provide for the payment terms, generally over four years.  There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control.  The triggering of these obligations could have a material adverse effect on our financial condition and results of operations.  We believe physician ownership of ASCs as structured within our limited partnerships and limited liability companies is in compliance with applicable law, but from time to time, the issue of physician ownership in ASCs is considered by some state legislatures and federal and state regulatory agencies. We can give no assurances that legislative or regulatory changes will not occur that would have an adverse impact on us.

We are a holding company and rely on our operating subsidiaries to provide us with funds necessary to meet our financial obligations. We are a holding company, and our principal assets are the ownership interests in our subsidiaries that own substantially all of our operating assets. As a result, we are dependent on dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If we are unable to obtain funds from our subsidiaries, we may be unable to meet our financial obligations.

We depend on numerous complex information systems and processes, and any failure to successfully maintain them or implement new systems and processes could materially harm our business. We depend on complex, integrated information systems and procedures for operational, billing and financial information. We may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems, which involve a variety of different processes. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in delayed cash flow. Additionally, unanticipated complications or disruptions in our systems or processes could delay or adversely affect our ability to report our required financial information in a timely and accurate manner, or we may not have the necessary resources to further enhance our information systems or implement new systems where necessary to handle our volume and changing needs. We also use the development and implementation of sophisticated and specialized technology to improve our profitability. The failure to successfully develop, implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

If we fail to effectively and timely transition to the ICD-10 coding system, our operations could be adversely affected. Health plans and providers, including our surgery centers and professionals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for third-party claims. Use of the ICD-10 system is required beginning October 1, 2015. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that we could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the extent to which the transition to the more detailed ICD-10 coding system could result in decreased reimbursement, because the use of ICD-10 codes results in conditions being reclassified to payment groupings with lower levels of reimbursement than assigned under the previous system, is unknown at this time.

If we are unable to effectively manage information security risks, or the security measures protecting our information technology systems are breached , we could suffer a loss of confidential data, which may subject us to liability, or a disruption of our operations. We rely on our information systems to securely transmit, store, and manage confidential data. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to liability under privacy and security laws, litigation, governmental inquiries, fines and financial losses. As a result, cyber security and the continued development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us, and we must continue to focus on any security risks in connection with the transition and integration of information systems as we pursue our growth and acquisition strategy. Although we believe that we have appropriate information security procedures and other safeguards in place, there can be no

Item 1A. Risk Factors - (continued)	Table of Contents

assurance that we will not be subject to a cyber-attack. We continue to prioritize the security of our information technology systems and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from cyber-attack, damage or unauthorized access. As cyber threats continue to evolve due to the proliferation of new technologies and the increased activities by perpetrators of such attacks, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities or breaches.

Disruptions in our disaster recovery systems or management continuity planning could limit our ability to operate our business effectively. Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or weather related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

We may become involved in litigation which could harm the value of our business. From time-to-time we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. We may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the acquisition. These lawsuits, claims, audits or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows. Our operations and how we manage the Company may subject us, as well as our officers and directors to whom we owe certain defense and indemnity obligations, to litigation and liability for damages. Our business, profitability and growth prospects could suffer if we face negative publicity or we pay damages or defense costs in connection with a claim that is outside the scope or limits of coverage of any applicable insurance coverage, including claims related to adverse patient events, contractual disputes, professional and general liability, and directors’ and officers’ duties. We currently maintain insurance coverage for those risks we deem are appropriate. However, a successful claim, including a professional liability, malpractice or negligence claim which is in excess of any applicable insurance coverage, could have a material adverse effect on our earnings and cash flows.

In addition, if our costs of insurance and claims increase, then our earnings could decline. Market rates for insurance premiums and deductibles have been steadily increasing. Our earnings and cash flows could be materially and adversely affected by any of the following:

•	the collapse or insolvency of our insurance carriers;

•	further increases in premiums and deductibles;

•	increases in the number of liability claims against us or the cost of settling or trying cases related to those claims; or

•	an inability to obtain one or more types of insurance on acceptable terms, if at all.

We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2014 contained intangible assets designated as either goodwill or intangibles totaling approximately $3.381 billion in goodwill and approximately $1.274 billion in intangibles.  Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets.  On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1A. Risk Factors - (continued)	Table of Contents

Risks Related to Our Ambulatory Services Business

If payments from third-party payors, including government healthcare programs, decrease or do not increase as our costs increase, the operating margins and profitability of our surgery centers would be adversely affected. Our surgery centers depend on private and governmental third-party sources of payment for the services provided to patients. We derived approximately 25% of our Ambulatory Services Division revenues in 2014 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. Although the Health Reform Law expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending. It is impossible to predict how the various components of the Health Reform Law, some of which are not currently in effect, will affect our Ambulatory Services Division and the businesses of our physician partners. Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.

The BCA requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These reductions have been extended through 2024. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, or whether Congress will attempt to restructure or suspend sequestration. Based on current volumes, we estimate that the imposed spending reductions reduced our annual Ambulatory Services Division revenues by approximately $6.0 million.

Managed care plans have increased their market share in many areas in which we operate surgery centers, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting and may limit the ability of healthcare providers to negotiate favorable payment rates. In addition, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Health Reform Law or future reductions in Medicare reimbursement rates. Further, payors may utilize plan structures, such as narrow networks or tiered networks that limit patient provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future Ambulatory Services Division revenues, operating margins or profitability.

Our Ambulatory Services Division may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers.  Our ambulatory services business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians.  The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors (including Medicare), actions taken by referring physicians, other providers and payors, and other factors impacting their practices.  Adverse economic conditions, including high unemployment rates, could cause patients of our physician partners and our ASCs to cancel or delay procedures.  Our physician partners that use our ASCs are not required to use our surgery centers and may perform procedures at other facilities.  From time to time, we have had and may have future disputes with physicians who use or own interests in our surgery centers.  The revenues and profitability of our Ambulatory Services Division may be adversely affected if a key physician or group of physicians stops using or reduces their use of our surgery centers as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us.  In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.

If we are unable to increase procedure volume at our existing surgery centers, the operating margins and profitability of our Ambulatory Services Division could be adversely affected.  Our growth strategy for our Ambulatory Services Division includes increasing our revenues and earnings primarily by increasing the number of procedures performed at our surgery centers.  We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, increasing the capacity at our centers, promoting screening programs and increasing patient and physician awareness of our centers.  Procedure volume at our centers may be adversely impacted by economic conditions, high unemployment rates, physicians who no longer utilize our centers and other factors that may cause patients to delay or cancel procedures.  We can give you no assurances that we will be successful at increasing or maintaining procedure volumes, revenues and operating margins at our centers.

Item 1A. Risk Factors - (continued)	Table of Contents

If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our Ambulatory Services Division would be adversely affected. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors.  In some of the markets in which we operate, there are shortages of physicians in the targeted specialties of our surgery centers.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in the targeted specialties of our surgery centers, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital.  In addition, physicians, hospitals, payors and other providers may form integrated delivery systems or utilize plan structures that restrict the physicians who may treat certain patients or the facilities at which patients may be treated.  These restrictions may impact our surgery centers and the medical practices of our physician partners.  Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

We compete with public and private companies in the development and acquisition of ASCs. Further, many physician groups develop ASCs without a corporate partner.  We can give you no assurances that we will be able to compete effectively in any of these areas or that our results of operations will not be adversely impacted.

Our surgery centers may be negatively impacted by weather and other factors beyond our control.  The results of operations of our Ambulatory Services Division may be adversely impacted by adverse weather conditions, including hurricanes and widespread winter storms, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, or force certain of our surgery centers to close temporarily. In certain geographic areas, we have a large concentration of surgery centers that may be simultaneously affected by adverse weather conditions or events. The future financial and operating results of our surgery centers may be adversely affected by weather and other factors that disrupt the operation of our surgery centers.

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

We have a legal responsibility to the minority owners of the entities through which we own our surgery centers, which may conflict with our interests and prevent us from acting solely in our own best interests.  As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the noncontrolling interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the governing board of each partnership or joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as manager of the limited partnership or limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement.  The agreements provide for arbitration as a dispute resolution process in some circumstances.  We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.

Risks Related to Our Physician Services Business

Our Physician Services Division bears the risk of changes in patient volume and patient mix. Our Physician Services Division bears the risk of changes in patient volume and the mix of patients for whom we provide services: uninsured and underinsured patients, patients covered by government healthcare programs and beneficiaries of commercial and employer insurance programs. A substantial decrease in patient volume, an increase in the number of uninsured or underinsured patients or an increase in the number of patients covered by government healthcare programs, as opposed to commercial plans that have higher reimbursement levels, could reduce the profitability of our Physician Services Division and adversely impact future growth.

Our Physician Services Division has several significant client relationships that result in concentration of revenue. Although we negotiate and enter into separate contracts with facilities to which we deliver physician services, many facilities are affiliated with one

Item 1A. Risk Factors - (continued)	Table of Contents

another or owned and operated by the same entity. As a result, although no single contract represents more than 10% of our Physician Services Division revenue, we have several significant client relationships with groups of affiliated facilities that result in concentration of revenue. The loss or reduction of business from any of our significant client relationships could materially adversely affect the revenues and results of operations of our Physician Services Division.

Our Physician Services Division revenue would be adversely affected if our contracts are canceled or not renewed or if we are not able to enter into additional contracts under terms that are acceptable to us. Substantially all of our physician services are provided under contracts with facilities, many of which have a limited duration. Many of our contracts, including contracts with several of our significant client relationships, are terminable upon notice of as little as 30 days. Furthermore, certain of our physician services contracts expire during each fiscal year. Any of those contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing physician services contracts or that any loss of contracts would not have a material adverse effect on the business, financial condition and results of operations of our Physician Services Division.

Our Physician Services Division is subject to potential decreases in our reimbursement rates, revenue and profit margin under our fee for service payor contracts. We provide physician services through fee for service payor arrangements. Under these arrangements, we collect fees directly or through our affiliated physicians or through the entities where the physician services are provided. These arrangements accounted for approximately 90% of our physician services net revenue for the fiscal year ended December 31, 2014. Under these arrangements, we assume the risks related to changes in third party reimbursement rates.

We are dependent on the reimbursements by third-party payors, such as managed care payors and governmental payors, for the physician services we provide. There are significant private and public sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services and we believe that such pressures will continue. Both private insurers and government-sponsored programs have taken and may continue to take steps to control costs, eligibility for and use and delivery of healthcare services. During the past several years, major payors of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to monitor healthcare costs, increase the cost sharing of individual patients and revise payment methodologies. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted or global fee structures or the assumption by healthcare providers of all or a portion of the financial risk through shared risk, capitation and care management arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our physician services. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise, and to the extent we are not able to do so, such reductions in reimbursements could materially adversely affect our revenues, financial condition and results of operations.

Failure to timely or accurately bill for services could have a negative impact on our Physician Services Division net revenue, bad debt expense and cash flow. Billing for physician-related services is complex. The current practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have significant negative impact on our Physician Services Division net revenue, bad debt expense and cash flow. We bill numerous and varied payors, such as self-pay patients, managed care payors and Medicare and Medicaid. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our Physician Services Division billing include:

•	disputes between payors as to which party is responsible for payment;

•	failure of information systems and processes to submit and collect claims in a timely manner;

•	variation in coverage for similar services among various payors;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors; and

•	failure to obtain proper physician credentialing and documentation in order to bill various payors.

To the extent that the complexity associated with billing for our Physician Services Division causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debt expense.

Item 1A. Risk Factors - (continued)	Table of Contents

Laws and regulations that regulate payments for medical services made by government healthcare programs could cause our Physician Services Division revenues to decrease. We derive a significant portion of our Physician Services Division net fee-for-service revenue from payments made to us by government healthcare programs such as Medicare and Medicaid. During the year ended December 31, 2014, Medicare and Medicaid represented approximately 12% and 6%, respectively, of our Physician Services Division net revenues. Further, the reimbursement rates of the Medicare program are increasingly used by certain private payors as benchmarks to establish their reimbursement rates and any adjustment in Medicare reimbursement rates may impact our reimbursement rates from such private payors as well. Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which could materially increase or decrease payments we receive from these government programs for our physician services in the future. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients. Reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment could cause our Physician Services Division revenues and profits to decline.

Physician payments under the MPFS are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would have resulted in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. The most recent Congressional Act delayed the scheduled reduction in physician payments of approximately 24% through March 31, 2015. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment may adversely impact our Physician Services Division.

Other changes to the Medicare program intended to implement Medicare’s new “pay for performance” initiatives may require us to make investments to receive maximum Medicare reimbursement for our Physician Services Division. These initiatives include the Medicare Physician Quality Reporting System which provides additional Medicare compensation to physicians who implement and report certain quality measures.

In addition, we cannot assure you that federal, state and local governments will not impose reductions in fee schedules or mandate global fees or rate regulations applicable to our Physician Services Division in the future. Many states are continuing to collect less revenue than they did in prior years, and as a result may face ongoing budget shortfalls and underfunded pension and other liabilities. Deteriorating financial conditions in the states where we operate could lead to reduced or delayed funding for Medicaid programs, and we may experience reduced or delayed reimbursement for physician services provided. Any such reductions could have a material adverse effect on the business, financial condition or results of operations.

If we are unable to timely enroll our Physician Services Division providers in the Medicare and Medicaid programs, the collections and revenue of our Physician Services Division will be harmed. We are required to enroll our Physician Services Division providers who are not otherwise already enrolled with Medicare and Medicaid in order to bill these programs for the physician services they provide. With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our Physician Services Division net revenue and have a material adverse effect on the business, financial condition or results of operations of our Physician Services Division.

In addition, the Health Reform Law added additional enrollment requirements for Medicare and Medicaid. Those statutory requirements have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare could deny continued future enrollment or revoke our enrollment and billing privileges.

We have partnerships with certain healthcare providers, including risk-based partnerships under the Health Reform Law. If this strategy is not successful, our Physician Services Division business could be adversely affected. We have strategic business partnerships with hospital systems to take advantage of commercial opportunities in our facility-based physician services business. However, joint venture and strategic partnership models may expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership may be only partially under our operational and legal

Item 1A. Risk Factors - (continued)	Table of Contents

control and the opportunity cost of not pursuing the specific venture independently or with other partners. In addition, under certain joint venture or strategic partnership arrangements, the hospital system partner could have the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, could lead to the loss of our associated revenue and profits which might not be offset fully by the immediate proceeds of the sale of our stake. Additionally, under certain joint venture partnership arrangements, the hospital system partner has the right of first refusal should we desire to acquire an unrelated provider who derives 40% or more of their revenues from services provided to that hospital system or its affiliates. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the Anti-Kickback Statute if one purpose of the arrangement is to encourage referrals.

In addition, we may take advantage of various opportunities afforded by the Health Reform Law to enter into risk-based partnerships designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both in the hospital and after discharge. Advancing such initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas would ultimately be successful. In addition, if we succeed in our efforts to enter into these risk-based partnerships but fail to deliver quality care at a cost consistent with our expectations, we may be subject to significant financial penalties depending on the program, and an unsuccessful implementation of such initiatives could materially and adversely affect the business, financial condition or results of operations of our Physician Services Division.

The high level of competition in our segments of the market for medical services could adversely affect our contract and revenue base for our Physician Services Division. The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new facility contracts, retain existing contracts and increase or maintain profit margins. We compete with national and regional enterprises, some of which may have greater financial and other resources available, greater access to physicians or greater access to potential clients. We also compete against local physician groups and self-operated facility-based physician services departments that also provide staffing and scheduling services. Many of these competitors provide healthcare services that are similar in scope to the services we provide. Moreover, in certain regions, some of our competitors have already established a significant network of physician groups and it may be more difficult for us to compete in such areas.

Our Physician Services Division may not be able to successfully recruit and retain physicians, nurses and other clinical providers with the qualifications and attributes desired by us and our clients. Our ability to recruit and retain qualified physicians and other healthcare professionals to work in our Physician Services Division is critical for delivery of clinical services under our contracts. Our clients increasingly demand a greater degree of specialized skills and higher training and experience levels for the healthcare professionals providing services under their contracts with us. Moreover, because of the scope of the geographic diversity of our Physician Services Division operations, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals due to limits on compensation, facility and equipment availability, reduced back-up staffing by other specialists, local cost of living and lifestyle preferences. In some instances, we may not be able to recruit physicians and healthcare professionals quickly enough to permanently staff all openings. Further, we compete with other providers of physician services for such qualified physicians and other healthcare professionals and must offer competitive wages and benefits. The anticipated expansion of new patients covered by health insurance resulting from implementation of the Health Reform Law may further constrain the markets for qualified physicians to staff our Physician Services Division operations. If we raise wages in response to wages increases of our competitors and are unable to negotiate for increased fees from our clients, such increases may adversely affect the business, financial condition and results of operations of our Physician Services Division. In addition, our ability to recruit physicians is closely regulated and limitations imposed by various federal and state statutes may create additional challenges in recruiting and retaining physicians. The physician population of each of our specialties is subject to unique supply and demand dynamics, including the demographics of the physician population and graduation rates for residency and fellowship programs. Our future success in retaining and winning new physician services contracts depends in part on our ability to recruit and retain physicians and other healthcare professionals to maintain and expand our Physician Services Division operations.

We may not accurately assess the costs we will incur under new contracts. Our new physician services contracts with hospitals and other health care facilities and health systems increasingly involve a competitive bidding process. As a result, it is critical for us to accurately assess the costs to be incurred in providing physician services in order to price new contracts accurately so that we may realize adequate profit margins and otherwise meet financial and strategic objectives. Increasing pressures from third-party payors to restrict or reduce reimbursement rates as well as pressures from healthcare facilities to eliminate or reduce contractual subsidies and income guarantees at a time when the costs of providing medical services continue to increase make assessing the costs associated with new contracts, as well as maintenance of existing contracts, more difficult. In addition, servicing new physician services contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we

Item 1A. Risk Factors - (continued)	Table of Contents

anticipate. Our failure to accurately predict costs or to negotiate adequate profit margins could adversely affect the business, financial condition and results of operations of our Physician Services Division.

The margins in our Physician Services Division business may be negatively impacted by cross-selling to existing clients or selling bundled services to new clients. One of our growth strategies for our physician services business involves the continuation and expansion of our efforts to sell complementary physician services across our multi-specialty practice and related management services businesses. There can be no assurance that we will be successful in our cross-selling efforts. As part of our cross-selling efforts, we may need to offer a bundled package of physician services at a lower price point in general than individual services and such efforts may result in downward price pressure on our services. Such price pressure may have a negative impact on our operating margins. In addition, if a complementary service offered as part of a bundled package underperforms as compared to the other physician services included in such package, we could face reputational harm which could negatively impact our relationships with our clients and ultimately our results of operations.

Some jurisdictions preclude us from employing non-compete agreements with our physicians, and other non-compete agreements and restrictive covenants applicable to our physicians and other clinical employees may not be enforceable. Our Physician Services Division has contracts with physicians and other health professionals in many states. Some of our physician services contracts, as well as many of our physician services contracts with hospitals, include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from using non-compete covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to affiliated physicians and other health professionals will be found enforceable if challenged in certain states. In such event, we would be unable to prevent former affiliated physicians and other health professionals from competing with us, potentially resulting in the loss of some of our hospital contracts and other business. Additionally, certain facilities have the right to employ or engage our providers after the termination or expiration of our contract with those facilities and cause us not to enforce our non-compete provisions related to those providers.

Unfavorable changes in regulatory, economic and other conditions could occur in the states where our operations are concentrated. During the year ended December 31, 2014, Florida and New Jersey accounted for approximately 64% and 12%, respectively, of our Physician Services Division net revenue. This concentration increases the risk that, should our Physician Services Division programs in these states be adversely affected by changes in regulatory, economic and other conditions, our Physician Services Division revenue and profitability could materially decline. Furthermore, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration.

Our Physician Services Division could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for. In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. We maintain professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional liability loss risks are being provided by a third-party insurer which is fully reinsured by our wholly-owned captive. In addition, our wholly-owned captive provides stop loss coverage for our self-insured employee health program related to our Physician Services Division. The assets, liabilities and results of operations of our wholly-owned captive insurance company subsidiary are included in our consolidated financial statements. The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third party insurers for certain of our owned practices and employed physicians.

Our reserves for professional liability claims are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically reevaluate our reserves for professional liabilities, and our actual results may vary significantly from our estimates as the key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. There can be no assurance that our reserves will not be exceeded by actual losses and related expenses of our Physician Services

Item 1A. Risk Factors - (continued)	Table of Contents

Division in the future. Claims, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

Our captive insurance company is subject to government regulation, and legislative or regulatory action may make our captive insurance company arrangement less feasible or otherwise reduce our profitability. We own a captive insurance company located in a foreign country. Insurance companies are subject to government regulation, the primary purpose of which is generally to protect policyholders and not necessarily to protect creditors and investors. The nature and extent of such regulation typically involve such items as: standards of solvency and minimum amounts of statutory capital surplus that must be maintained, regulation of reinsurance, methods of accounting and filing of annual and other reports with respect to financial condition and other matters. Such regulation may increase our costs of regulatory compliance, restrict our ability to access cash held in our captive insurance company and otherwise impede our ability to take actions we deem advisable.

Insurance regulators and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. The use of captive insurance companies in particular has come under scrutiny by insurance regulators in the United States. Any regulatory action that prohibits or limits our use of or materially increases our cost of using our captive reinsurance company, either retroactively or prospectively, could have a material adverse effect on the financial condition or results of operations of our Physician Services Division.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties. In connection with our insurance programs, we establish reserves for losses and related expenses of our Physician Services Division, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We refer to these actuarial estimates as part of the process by which we determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our combined consolidated financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in the net income of our Physician Services Division in the period in which the deficiency is determined.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices, which also house our Ambulatory Services Division's operations, are located in Nashville, Tennessee and contain an aggregate of approximately 110,000 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring in February 2030. Our Physician Services Division's operates from offices located in Sunrise, Florida and contains an aggregate of approximately 130,000 square feet of office space, which we lease from a third-party pursuant to an agreement in which the initial term expires in February 2024. We also lease office space for our regional offices in Tempe, Arizona; Miami, Florida; Conshohocken, Pennsylvania; Nashville, Tennessee and Dallas, Texas which include offices for both our regional operations and our central billing services.  Our affiliated limited partnerships and limited liability companies lease space for their surgery centers ranging from 1,000 to 29,000 square feet, with expected remaining lease terms ranging from 1 to 20 years.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our Physician Services Division. We expect to occupy approximately 167,000 square feet of office space by September 1, 2016 and an additional approximately 55,000 square feet of space commencing May 1, 2017. The initial term of this lease agreement is set to expire in February 2029.

Item 3.    Legal Proceedings

On November 1, 2013, the United States District Court for the Eastern District of California in Sacramento issued an order unsealing a qui tam lawsuit filed against the Company, Gastroenterology Associates Endoscopy Center, LLC (GAEC), an entity that owns and operates an ambulatory surgery center located in Redding, California in which the Company owns a majority ownership interest, and certain other defendants.  The lawsuit was filed in August 2012 by two CRNAs who provided services as independent contractors to GAEC during the period from September 2010 through December 2010.  GAEC terminated its contracts with the plaintiffs in December 2010. In the lawsuit, the plaintiffs assert claims pursuant to the Federal False Claims Act and the California False Claims Act relating to the alleged failure by GAEC to comply with applicable Federal and state regulatory requirements relating to pre-procedure medical histories and physical assessments. The lawsuit also asserts a claim for retaliatory discharge.  According to the order entered by the District Court, both the United States and the State of California declined to intervene in the case.  The plaintiffs filed an amended complaint in January 2014.  The Company filed a motion to dismiss the case in March 2014, and the court issued an order denying the motion in December 2014. The Company believes the claims in the lawsuit have no merit, and intends to vigorously defend the lawsuit.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market.  The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2013 and 2014, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2013:
High	$33.78	$36.76	$41.00	$48.71
Low	$29.02	$31.72	$35.11	$39.31
2014:
High	$47.75	$52.81	$54.48	$55.65
Low	$40.05	$40.00	$45.19	$47.68

At February 18, 2015, there were approximately 41,325 holders of our common stock, including 247 shareholders of record.  We have never declared or paid a cash dividend on our common stock.  We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends in the foreseeable future.  The declaration of dividends is within the discretion of our Board of Directors, subject to certain covenants which limit, but may not restrict, the Company’s ability to pay dividends.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
					(d) Maximum
					Number (or
					Approximate Dollar
	(a) Total			(c) Total Number of	Value) of Shares (or
	Number of		(b) Average	Shares (or Units)	Units) That May Yet
	Shares		Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)		per Share	Publicly Announced	the Plans or
Period	Purchased		(or Unit)	Plans or Programs	Programs
October 1, 2014 through
October 31, 2014	—		$—	—	$27,078,575 (1)
November 1, 2014 through
November 30, 2014	5,293	(2)	50.11	—	27,078,575
December 1, 2014 through
December 31, 2014	26,679	(2)	54.73	—	27,078,575
Total	31,972		$53.97	—	$27,078,575

(1)
On August 9, 2013, we announced that our board of directors had authorized a stock repurchase program, allowing for the purchase of up to $40,000,000 of our outstanding common stock over an 18 month period through February 9, 2015.

(2)	Represents shares repurchased upon vesting of restricted stock to cover payroll withholding taxes in accordance with the restricted stock agreements.

Item 6. Selected Financial Data	Table of Contents

The following tables summarize selected financial data and should be read in conjunction with our related consolidated financial statements and notes thereto. The 2014 columns in the tables below include results of operations for Sheridan Healthcare (Sheridan) and its consolidated subsidiaries effective July 16, 2014. Certain prior year amounts below have been reclassified to reflect the impact of discontinued operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and operating data)
Consolidated Statement of Earnings Data:
Net revenues	$1,621,949	$1,057,196	$899,245	$748,447	$664,484
Operating expenses	1,238,034	729,912	627,268	517,903	449,089
Gain on deconsolidation	3,411	2,237	—	—	—
Equity in earnings of unconsolidated affiliates	7,038	3,151	1,564	613	—
Operating income	394,364	332,672	273,541	231,157	215,395
Interest expense, net	83,285	29,525	16,950	15,311	13,446
Debt extinguishment costs	16,887	—	—	—	—
Earnings from continuing operations before income taxes	294,192	303,147	256,591	215,846	201,949
Income tax expense	48,103	48,654	40,893	33,457	31,367
Net earnings from continuing operations	246,089	254,493	215,698	182,389	170,582
Net earnings (loss) from discontinued operations	(1,296)	7,051	7,945	7,725	9,914
Net earnings	244,793	261,544	223,643	190,114	180,496
Less net earnings attributable to noncontrolling interests	191,092	188,841	161,080	140,117	130,671
Net earnings attributable to AmSurg Corp. shareholders	53,701	72,703	62,563	49,997	49,825
Preferred stock dividends	(4,503)	—	—	—	—
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$72,703	$62,563	$49,997	$49,825

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$50,777	$71,009	$60,037	$47,760	$47,655
Earnings (loss) from discontinued operations, net of tax	(1,579)	1,694	2,526	2,237	2,170
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$72,703	$62,563	$49,997	$49,825
Basic earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$1.29	$2.27	$1.95	$1.57	$1.58
Net earnings	$1.25	$2.32	$2.03	$1.64	$1.65
Diluted earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$1.28	$2.22	$1.90	$1.53	$1.55
Net earnings	$1.24	$2.28	$1.98	$1.60	$1.62
Weighted average number of shares and share equivalents outstanding:
Basic	39,311	31,338	30,773	30,452	30,255
Diluted	39,625	31,954	31,608	31,211	30,689

Consolidated Balance Sheet and Cash Flow Data:
Cash and cash equivalents	$208,079	$50,840	$46,398	$40,718	$34,147
Working capital	300,602	121,155	107,768	109,561	89,393
Total assets	5,523,524	2,177,944	2,044,586	1,573,018	1,165,878
Long-term debt and other long-term liabilities	2,321,629	608,801	646,677	476,094	307,619
Non-redeemable and redeemable noncontrolling interests (1)	602,783	539,056	486,360	302,858	160,539
AmSurg Corp. shareholders’ equity	1,679,547	764,197	689,488	616,245	564,068
Cash flows provided by operating activities	412,371	332,824	295,652	243,423	230,575
Cash flows used in investing activities	(2,225,135)	(98,738)	(298,943)	(254,367)	(72,905)
Cash flows provided by (used in) financing activities	1,970,003	(229,644)	8,971	17,515	(152,900)
Other Operating Data:
Continuing centers at end of year	246	236	231	215	189
Procedures performed during year	1,645,350	1,609,761	1,478,888	1,321,618	1,198,968
Same-center revenue increase (decrease)	0.7%	0.6%	2.5%	0.7%	(2.0)%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

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

Executive Overview

Prior to July 16, 2014, our business was solely the acquisition, operation and development of surgery centers in partnership with physicians. On July 16, 2014, we completed the acquisition of Sheridan in a cash and stock transaction. At closing, we paid approximately $2.1 billion in cash and issued approximately 5.7 million shares of our common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. The 5.7 million shares of our common stock were valued at approximately $272.0 million in the aggregate based on the closing price of our common stock on July 16, 2014. We believe the combined operations of AmSurg and Sheridan will be better positioned to capitalize on current and anticipated trends in healthcare in the United States and meet the needs of physicians, health systems, communities and payors. See “— Liquidity and Capital Resources” for further discussion regarding the impact of the Sheridan transaction and associated financing transactions on our cash flows and debt financings.

As a result of the Sheridan acquisition, our operations now consist primarily of two major divisions, ambulatory services and physician services.

Ambulatory Services Overview

We are the largest owner and operator of outpatient ambulatory surgery centers (ASCs, surgery centers or centers) in the United States based upon total number of surgery centers. We acquire, develop and operate ambulatory surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At December 31, 2014 we operated 246 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. Of the continuing centers in operation at December 31, 2014, 150 centers performed gastrointestinal endoscopy procedures, 51 centers performed procedures in multiple specialties, 37 centers performed ophthalmology procedures and 8 centers performed orthopaedic procedures. We also own a minority interest in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Physician Services Overview

We are a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. At December 31, 2014 we delivered physician services, primarily in the areas of anesthesiology, children’s services, radiology and emergency medical services, to more than 320 healthcare facilities in 24 states. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established when reimbursement from third-party payors is inadequate to support the costs of providing our services. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology. At December 31, 2014, we employed more than 2,800 physicians and other healthcare professionals in our physician services business who apply a care centric approach to medical care. At December 31, 2014, we owned physician practices in 24 states, with a significant presence in Florida, New Jersey, Texas and California. We believe our scale and ability to leverage our administrative and support infrastructure enable us to effectively recruit and retain physicians, provide our services at lower costs and achieve favorable managed care contract terms.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Operating Environment

Our ASCs and physician services depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the year ended December 31, 2014, we derived approximately 25% and 18%, respectively, of our ambulatory services and physician services net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules.  We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (CPI). Effective for federal fiscal year (FFY) 2011 and subsequent years, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2013, ASC reimbursement rates increased by 0.6%, which positively impacted our 2013 revenues by approximately $2.5 million and our net earnings per diluted share by $0.02. In 2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 Ambulatory Services revenues by approximately $6.5 million, net of the continued effects of sequestration, as discussed below. The Centers for Medicare and Medicaid Services (CMS) has announced that ASC reimbursement rates will increase by 1.9% for 2015, which we estimate will positively impact our 2014 revenues by approximately $9.0 million. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician services are paid under the Medicare program based upon the Medicare Physician Fee Schedule (MPFS), under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs, then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (SGR)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the MPFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The MPFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, mandated by statute, is intended to control growth in aggregate Medicare expenditures for physicians’ services. Since 2003, Congress has passed multiple legislative acts delaying application of the SGR to the MPFS. We cannot predict whether Congress will intervene to prevent this reduction to payments in the future. Barring delay or repeal of the SGR by Congress, Medicare payments to physicians are scheduled to be cut by approximately 24% effective March 1, 2015. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment would adversely impact our revenues.

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (Medicaid-Medicare Parity). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. During 2013, state agencies were required to submit their state plan amendments (SPAs) outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved for enhanced Medicaid-Medicare Parity reimbursement through December 2014. Legislation has been proposed and has passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. Currently, we estimate our 2015 Medicaid Program revenues would be negatively impacted by approximately $3.4 million.

The Budget Control Act of 2011 (BCA) requires automatic spending reductions of $1.2 trillion for FFYs 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. These reductions have been extended through FFY 2024. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our centers.

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

Critical Accounting Policies

Our accounting policies are described in the notes of our consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Principles of Consolidation

Ambulatory Services

The consolidated financial statements include our accounts, our subsidiaries' accounts, the consolidated limited partnerships (LPs) and limited liability companies (LLCs). Consolidation of such LPs and LLCs is necessary as our wholly-owned subsidiaries have primarily 51% or more of the financial interest, are generally the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities. The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances are eliminated. We also have an ownership interest of less than 51% in ten of our LPs and LLCs, one of which we consolidate as we have substantive participation rights and nine of which we do not consolidate as our rights are limited to protective rights only.

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

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of our partnership and operating agreements to purchase the noncontrolling interests related to a majority of our partnerships. We believe that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2014, and the occurrence of such regulatory changes is outside of our control. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

Center profits and losses are allocated to our partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of our center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of our consolidated partnerships are generally determined on a pre-tax basis. Total net earnings attributable to noncontrolling interests are presented after net earnings. However, we consider the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which we must determine our tax expense. In addition, distributions from the partnerships are made to both our wholly-owned subsidiaries and the partners on a pre-tax basis.

Physician Services

On July 16, 2014, we completed our acquisition of Sheridan. Our consolidated financial statements include the accounts of Sheridan and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which Sheridan currently has management arrangements. Our agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by us, except in the case of gross negligence, fraud or bankruptcy by us. These arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at our sole discretion. We have a contractual right to transfer the ownership of the PCs at any time to any person we designates as the nominee shareholder. We have the right to receive income, both as ongoing fees and as proceeds from the sale of our interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of our interest in the PCs. We have exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that we have the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the PCs for a nominal amount. Separately, in our sole discretion, we have the right to assign our interest in the management and purchase agreements. Based upon the provisions of these agreements, we have determined that the PCs are variable interest entities and that we are the primary beneficiary as defined in the accounting guidance for consolidation.

In both our Ambulatory Services Division and Physician Services Division, the investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method. These investments are included as investments in unconsolidated affiliates in our consolidated balance sheets. Our share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings. We monitor each investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and record a reduction in carrying value when necessary.

Revenue Recognition

Ambulatory Services

Our ambulatory services revenues, net of adjustments, are derived from facility fees charged for surgical procedures performed in our centers and, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our centers.  These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications.  Facility fees do not include professional fees charged by the physicians that perform the surgical procedures.  Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors. Our billing and accounting systems provide

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the years ended December 31, 2014, 2013 and 2012, we derived approximately 25%, 25% and 27%, respectively, of our ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Physician Services

Physician services revenue primarily consists of fee for service revenue and contract revenue and is derived principally from the provision of physician services to patients of the healthcare facilities we serve. Contract revenue represents income earned from our hospital customers to subsidize contract costs when payments from third-party payors are inadequate to support such costs.

Fee for service revenue is billed to patients for services provided, and we receive payments for these services from patients or their third-party payors. Payments for services provided are generally less than our billed charges. We recognize fee for service revenue, net of contractual adjustments and provision for uncollectibles, at the time services are provided by healthcare providers. Services provided but not yet billed are estimated and recognized in the period services are provided. We record revenue net of an allowance for contractual adjustments, which represents the net revenue we expect to collect from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries).

Our provision for uncollectibles includes our estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. We record net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections (net of recoveries).

We also recognize revenue for services provided during the period but are not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections.

Estimating physician services net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. In the period services are provided, we estimate gross charges based on billed services plus an estimate for unbilled services based on pending case data collected, we estimate contractual allowances based on our contracted rates and historical or actual cash collections (net of recoveries), when available, and we estimate our provision for uncollectibles based on historical cash collections (net of recoveries) from uninsured patients. The relationship between gross charges and the allowances for both contractual adjustments and provision for uncollectibles is significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients we provide services to in the period are insured, and the contractual relationships with their payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. We periodically assess the estimates of unbilled revenue, contractual adjustments, provision for uncollectibles and payor mix for a period of at least one year following the date of service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of earnings in the period that the assessment is made.

Allowance for Contractual Adjustments, Provision for Uncollectibles and Bad Debt Expense

We manage accounts receivable by regularly reviewing our accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. We test our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by our billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. We supplement our allowance for doubtful accounts policy for our physician services division quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimate may result from unforeseen write-offs of patient or third party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by us. Significant changes in payor mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our results of operations and cash flows.

Due to the nature of our Ambulatory Services Division operations, we are required to separate the presentation of the bad debt expense on the consolidated statement of operations. We record the portion of our bad debts associated with our physician services segment as a component of net revenue in our consolidated statement of operations, and the remaining portion, which is associated with our ambulatory services segment, is recorded as a component of other operating expenses in our consolidated statement of operations. The bifurcation is a result of our ability to assess the ultimate collection of the patient service revenue associated with our ambulatory services segment before services are provided. Our ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors. Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

While we believe that our allowances for contractual adjustments, provision for uncollectibles and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2014, 2013 and 2012, we had no significant adjustments to our allowances for contractual adjustments, provisions for uncollectibles and bad debt expense related to prior periods. At December 31, 2014 and 2013, allowances for uncollectibles and bad debt expense of $113.4 million and $27.9 million, respectively. The increase in our contractual allowance and our allowances for uncollectibles and bad debt expense is primarily related to allowances established as a result of the acquisition of Sheridan and for new centers acquired during 2014.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations and financial condition.

Indefinite Lived Intangibles

We evaluate our indefinite lived intangibles, which includes goodwill, for impairment at least on an annual basis. Impairment of carrying value will also be evaluated more frequently if certain indicators are encountered. Indefinite lived intangibles are required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including indefinite lived intangibles. If the fair value of a reporting unit exceeds its carrying amount, the indefinite lived intangibles of the reporting unit are not considered to be impaired.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

In the fourth quarter of 2014, we prospectively changed our annual goodwill impairment testing date from the last day of our fiscal year to the first day of October. The voluntary change was to better align our goodwill impairment testing procedures with the completion of our annual financial and strategic planning process and to provide us with adequate time to evaluate goodwill for impairment. As a result, during 2014, we tested the goodwill of all of our reporting units for impairment as of October 1, 2014 and concluded that there was no impairment of the carrying value of goodwill.  The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, avoid, or cause an impairment charge. This change was not applied retrospectively, as it is impracticable to objectively determine the assumptions that would have been used as of each October 1 for periods prior to October 1, 2014 without the use of hindsight. Accordingly, the change will be applied prospectively.

We completed our annual impairment test as required as of October 1, 2014, and have determined that it is not necessary to recognize impairment in our indefinite lived intangibles as the fair value of our reporting units are in excess of their carrying value. Due to our recent acquisition of Sheridan on July 16, 2014, and as a result of purchase accounting, the book value of the indefinite lived intangibles associated with our Physician Services segment was recorded at fair value as of the acquisition date. As such, the excess of fair value over carrying value of the indefinite lived intangibles as of December 31, 2014 is minimal. Therefore, subsequent period declines in operating results of our Physician Services segment could result in potential impairment of the indefinite lived intangibles associated with this segment.

Accrued Professional Liabilities

Given the nature of the services provided, we are subject to professional and general liability claims and related lawsuits in the ordinary course of business. We maintain professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional liability loss risks are being provided by a third-party insurer which is fully reinsured by our wholly-owned captive. In addition, our wholly-owned captive provides stop loss coverage for our self-insured employee health program related to our physician services division. The assets, liabilities and results of operations of our wholly-owned captive insurance company subsidiary are included in our consolidated financial statements.

The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third party insurers for certain of our owned practices and employed physicians.

Our reserves for professional liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically reevaluate our accruals for professional liabilities, and our actual results may vary significantly from our estimates if future claims differ from expected trends. The key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

Results of Operations

Our consolidated statement of operations includes the results of both our ambulatory services segment and our physician services segment. Our consolidated revenue consists of both facility fees charged for surgical procedures performed in our ASCs and fee for service revenue, contract revenue and other revenue derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own less than 100% of each of the entities that own the centers, and our consolidated statements of operations include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center.  With few exceptions, we generally own 100% of the entities included in our physician services segment. On a consolidated basis, our share of the profits and losses of non-consolidated entities are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.

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

Our ambulatory services revenues are directly related to the number of procedures performed at our centers.  Our overall growth in ASC procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased numbers of procedures performed by of our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.

Our physician services revenues consist of fee for service revenue, contract revenue and other revenue. Fee for service revenue is generated through the provision of anesthesiology, children's services, radiology and emergency medical services at the healthcare facilities we serve. Contract revenue reflects payments received or receivable directly from certain of the facilities where we provide medical services, and typically arise in cases where our reimbursement from third-party payors is not sufficient to cover the costs of our medical services. We also earn other revenue for certain ancillary services performed.

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

Salaries and benefits expense is a significant component of the total expenses associated with our physician services segment and includes compensation and benefits for our employed physicians and other professional providers as well as the salaries and benefits of our administrative support staff. Other operating expenses of our physician services segment includes professional liability costs, costs of business development and marketing, information technology, dues and licenses, occupancy costs and other administrative functions that are indirectly related to the operations of our physician group practices. Our professional liability costs include provisions for paid and estimated losses for actual claims and estimates of claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third party, as well as actual direct costs, including investigation and defense costs, and other costs related to provider professional liability. We have grown and plan to continue to expand our investment in administrative support initiatives as a result of our planned future growth from new contracts and acquisitions.

Our depreciation expense relates primarily to charges for equipment and leasehold improvements. Amortization expense relates primarily to intangible assets recorded for customer relationships, computer software and hardware, and other technologies arising from acquisitions that we have made.

Profits are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests and are presented after net earnings. The noncontrolling partners are typically organized as general partnerships, LPs or LLCs that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings of the entity of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our LPs and LLCs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

Our effective tax rate on pre-tax earnings has historically been approximately 16%. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%, except in the current year, as further discussed in the following consolidated results of operations. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases and the amortization of deferred financing costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Consolidated Operations

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2014, 2013 and 2012. The operating results of Sheridan are included in our operating results effective July 16, 2014.

	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	42.8	31.0	31.6
Supply cost	10.1	14.5	14.1
Other operating expenses	17.6	20.5	20.7
Transaction costs	2.1	—	0.1
Depreciation and amortization	3.7	3.1	3.3
Total operating expenses	76.3	69.0	69.8
Gain on deconsolidation	0.2	0.2	—
Equity in earnings of unconsolidated affiliates	0.4	0.3	0.2
Operating income	24.3	31.5	30.4
Interest expense	5.1	2.8	1.9
Debt extinguishment costs	1.0	—	—
Earnings from continuing operations before income taxes	18.1	28.7	28.5
Income tax expense	3.0	4.6	4.5
Net earnings from continuing operations	15.2	24.1	24.0
Net earnings (loss) from discontinued operations	(0.1)	0.7	0.9
Net earnings	15.1	24.7	24.9
Net earnings attributable to noncontrolling interests	11.8	17.9	17.9
Net earnings attributable to AmSurg Corp. shareholders	3.3%	6.9%	7.0%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

We experienced significant changes in our consolidated operations primarily due to the following factors:

•	operating results of Sheridan for the period from July 16, 2014 through December 31, 2014;

•	transaction costs associated with the acquisition of Sheridan;

•	additional interest expense and related charges associated with the new debt financing required to complete the acquisition of Sheridan; and

•	acquisitions of ASCs and growth in same-center results.

Net revenues increased $564.8 million, or 53%, to $1.622 billion in 2014 from $1.057 billion in 2013. Our consolidated net revenue was impacted during 2014 primarily due to the following:

•	an increase of $512.0 million associated with the business acquired from Sheridan on July 16, 2014; and

•	an increase of $52.7 million associated with our Ambulatory Services Division.

Operating income increased $61.7 million, or 19%, to $394.4 million during the year ended December 31, 2014, from $332.7 million in 2013.  Our operating income was impacted during the year ended December 31, 2014 primarily due to the following:

•	an increase of $76.7 million associated with the business acquired from Sheridan on July 16, 2014; and

•	a decrease of operating income due to transaction costs primarily associated with the acquisition of Sheridan of $33.9 million for the year ended December 31, 2014.

Interest expense increased to $83.3 million in the year ended December 31, 2014 from $29.5 million in 2013, primarily due to increased indebtedness as a result of the financings associated with the acquisition of Sheridan during the year ended December 31, 2014. See “- Liquidity and Capital Resources.” for additional information.

On July 3, 2014, we redeemed our senior secured notes due 2020 and terminated our obligation under our existing revolving credit

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

facility utilizing proceeds received from our common and preferred stock offerings. As a result, we recognized debt extinguishment costs of $16.9 million, which included an early termination fee of approximately $12.4 million to the holders of the senior secured notes due 2020 and the write-off of net deferred loan costs of approximately $4.5 million primarily related to the existing revolving credit facility.

We recognized income tax expense of $48.1 million for the year ended December 31, 2014, compared to $48.7 million in the year ended December 31, 2013. Our reduction in tax expense for the year ended December 31, 2014 is due to the fact we recorded a loss attributable to the recognition of certain of the Sheridan transaction costs in which the tax benefit substantially offset the tax expense derived from our physician services segment. Our effective tax rate during the year ended December 31, 2014 was approximately 16% of earnings from continuing operations. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. For the year ended December 31, 2014, our effective tax rate was 46% which differs from our historical percentage of approximately 40% due to the non-deductibility for tax purposes of certain transaction costs as well as other deferred tax adjustments resulting from the Sheridan transaction and from the impact of gains and losses from the deconsolidation and disposals of certain of our centers which were recognized during the year.

Noncontrolling interests in net earnings for the year ended December 31, 2014 increased $2.3 million from the year ended December 31, 2013, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. All of the results of operations related to noncontrolling interests relate to our ownership of ambulatory services. Due to the inclusion of Sheridan's revenue in 2014, noncontrolling interests in earnings of surgery centers as a percentage of revenues decreased to 12% in the year ended December 31, 2014 from 18% in 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net revenues increased $158.0 million, or 18%, to $1.057 billion in 2013 from $899.2 million in 2012.  The increase in net revenues resulted primarily from:

•	ASCs acquired or opened in 2012, which contributed $136.8 million of additional revenues during the year ended December 31, 2013 due to having a full period of operations in 2013;

•
$7.2 million of revenue growth for the year ended December 31, 2013, recognized by our 2013 same-center group, reflecting a 0.6% increase, primarily as a result of procedure growth and net of the negative impact of sequestration and the reduced reimbursement rates of the California workers’ compensation program; and

•	centers acquired in 2013, which generated $12.3 million in revenues during the year ended December 31, 2013.

Operating income increased $59.1 million, or 22%, to $332.7 million during 2013, from $273.5 million in 2012 primarily due to the additional operating income associated with the centers acquired in 2013 and increases from the 2013 same-center group.

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

We recognized income tax expense of $48.7 million in 2013 compared to $40.9 million in 2012.  Our effective tax rate in 2013 was 16.0% of earnings from continuing operations before income taxes.  This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.

Noncontrolling interests in net earnings for 2013 increased $27.8 million, or 17%, from 2012, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations.  As a percentage of revenues, noncontrolling interests remained flat at 18% during 2013 and 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Ambulatory Services Operations

The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2014, 2013 and 2012. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	2014	2013	2012
Procedures	1,645,350	1,609,761	1,478,888
Centers in operation, end of period (consolidated)	237	233	229
Centers in operation, end of period (unconsolidated)	9	3	2
Average number of continuing centers in operation, during period	233	230	216
New centers added, during period	10	6	18
Centers discontinued, during period	6	3	4
Centers under development, end of period	2	—	—
Centers under letter of intent, end of period	5	5	2

Of the continuing centers in operation at December 31, 2014, 150 centers performed gastrointestinal endoscopy procedures, 51 centers performed procedures in multiple specialties, 37 centers performed ophthalmology procedures and 8 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is our ambulatory services same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LP or LLC. Ambulatory services revenues at our 2014 same-center group, comprising 224 centers and constituting approximately 91% of our total number of consolidated centers, increased by 0.7% during the year ended December 31, 2014 compared to the prior period.

The following table presents selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	For the Year Ended December 31,
	2014		2013		2012
Net revenue	$1,109,935	100.0%	$1,057,196	100.0%	$899,245	100.0%
Operating expenses:
Salaries and benefits	341,906	30.8	327,585	31.0	284,528	31.6
Supply cost	163,004	14.7	153,126	14.5	126,919	14.1
Other operating expenses	230,307	20.7	216,501	20.5	185,866	20.7
Transaction costs	29,004	2.6	300	—	700	0.1
Depreciation and amortization	34,667	3.1	32,400	3.1	29,255	3.3
Total operating expenses	798,888	72.0	729,912	69.0	627,268	69.8
Gain on deconsolidation	3,411	0.3	2,237	0.2	—	—
Equity in earnings of unconsolidated affiliates	3,199	0.3	3,151	0.3	1,564	0.2
Operating income	$317,657	28.6%	$332,672	31.5%	$273,541	30.4%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The number of procedures performed in our ASCs increased by 35,589, or 2%, to 1,645,350 in 2014 from 1,609,761 in 2013. Ambulatory services revenues increased $52.7 million, or 5%, to $1.110 billion, in the year ended December 31, 2014 from $1.057 billion in 2013. Our ambulatory services revenues were impacted during the year ended December 31, 2014 primarily due to the following:

•	centers acquired or opened in 2013, which contributed $32.7 million of additional revenues in the year ended December 31, 2014, respectively, due to having a full period of operations in 2014;

•	centers acquired in 2014, which generated $23.5 million in revenues during the year ended December 31, 2014;

•
centers that were deconsolidated during the year ended December 31, 2014 which generated $9.5 million in the comparative period (our share of the results of operations from the deconsolidated centers are now reflected in equity in earnings in unconsolidated affiliates in our consolidated statement of earnings); and

•	revenue growth of $7.3 million for the year ended December 31, 2014 recognized by our 2014 same-center group, reflecting a 0.7% increase in our 2014 same-center group

Salaries and benefits increased by 4% to $341.9 million in the year ended December 31, 2014 from $327.6 million in 2013. The increase was a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers.

Supply cost increased $9.9 million, or 6%, to $163.0 million in the year ended December 31, 2014 from $153.1 million in the year ended December 31, 2013. The increase was primarily due the additional supply cost of centers acquired in 2014, which were mainly multi-specialty centers, as well as those centers acquired in 2013 that now have a full period of supplies costs as compared to the prior year.

Other operating expenses increased $13.8 million, or 6%, to $230.3 million in the year ended December 31, 2014 from $216.5 million in the year ended December 31, 2013. The additional expense in the 2014 periods resulted primarily from:

•	an increase of $7.6 million in other operating expenses at our 2014 same-center group in the year ended December 31, 2014;

•	centers acquired or opened during 2013, which resulted in an increase of $4.8 million in other operating expenses in the year ended December 31, 2014; and

•	centers acquired or opened during 2014, which resulted in an increase of $3.9 million in other operating expenses in the year ended December 31, 2014.

During the year ended December 31, 2014, we recognized in operating expenses transaction costs primarily associated with the acquisition of Sheridan of $29.0 million. See “— Liquidity and Capital Resources” for further discussion

Depreciation and amortization expense increased $2.3 million, or 7%, in the year ended December 31, 2014, primarily as a result of centers acquired during 2013 and 2014.

Equity in earnings of unconsolidated affiliates was $3.2 million during each of the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, we contributed our controlling interest in four centers in exchange for $1.7 million and a noncontrolling interest in three separate entities, each jointly owned by hospitals in their respective markets, that after the completion of the transactions, control the contributed centers. As a result of the transactions, we recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $3.4 million during the year ended December 31, 2014. The net gain was determined based on the difference between the fair value of the retained noncontrolling interests under the new ownership and operating structure and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. In addition, we recorded a tax asset valuation allowance during the year ended December 31, 2014 of approximately $0.7 million related to one of the centers deconsolidated during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The number of procedures performed in our ASCs increased by 130,873, or 9%, to 1,609,761 in 2013 from 1,478,888 in 2012.  Revenues increased $158.0 million, or 18%, to $1.057 billion in 2013 from $899.2 million in 2012.  The increase in procedures and revenues resulted primarily from:

•	centers acquired or opened in 2012, which contributed $136.8 million of additional revenues during the year ended December 31, 2013 due to having a full period of operations in 2013;

•
$7.2 million of revenue growth for the year ended December 31, 2013, recognized by our 2013 same-center group, reflecting a 0.6% increase, primarily as a result of procedure growth and net of the negative impact of sequestration and the reduced reimbursement rates of the California workers’ compensation program; and

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

Salaries and benefits increased in total by 15% to $327.6 million in 2013, from $284.5 million in 2012.  Salaries and benefits as a percentage of revenues decreased by 60 basis points in the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the centers acquired in the latter half of 2012, which operate with lower staffing costs as a percentage of revenue than the centers owned in 2012. Staff at newly acquired and developed centers, as well as the additional staffing required at existing centers, resulted in a 16% increase in salaries and benefits at our surgery centers during the year ended December 31, 2013. Furthermore, we experienced a 11% increase in salaries and benefits at our corporate offices during 2013 over 2012 due to additional equity compensation expense, additional staff employed to manage additional centers and the impact of annual salary adjustments.

Supply cost was $153.1 million in 2013, an increase of $26.2 million, or 21%, compared to supply cost in 2012.  This increase was primarily the result of additional procedure volume and an increase in our average supply cost per procedure by 11% in 2013.  The increase in our average supply cost per procedure is a result of the acquisition of nine multi-specialty centers acquired in the latter part of 2012, which generally have higher supply cost per procedure than single specialty centers, due to a higher mix of orthopaedic procedures.

Other operating expenses increased $30.6 million, or 16%, to $216.5 million during 2013, from $185.9 million in 2012.  The additional expense in the 2013 period resulted primarily from:

•	centers acquired or opened during 2012, which resulted in an increase of $23.1 million in other operating expenses during 2013;

•	an increase of $4.5 million in other operating expenses at our 2013 same-center group resulting primarily from general inflationary cost increases; and

•	centers acquired during 2013, which resulted in an increase of approximately $3.0 million in other operating expenses.

Equity in earnings of unconsolidated affiliates was $3.2 million and $1.6 million, respectively, during 2013 and 2012. During 2013, we contributed a controlling interest in one center in exchange for a noncontrolling interest in an entity that, after the completion of the transaction, controls the contributed center and one additional center.  As a result of the transaction, we recognized a gain on deconsolidation of approximately $2.2 million.  Such gain was determined based on the difference between the fair value of our noncontrolling interests in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction.  Subsequent to the completion of this transaction, the center contributed by us was merged into the acquired center.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Operations

We expect to utilize certain measures for our physician services operations to monitor our net revenue growth, which include same-contract revenue and net new contract revenue. Our same-contract revenue reflects revenue received from services provided through contracts in existence for the entire current period and the entire comparable period. Our net new contract growth reflects revenue growth from new contracts that have not been in effect for both the entire current and comparable periods minus the amount of revenue decline relating to contracts terminated during such periods. Net new contract revenue growth excludes the effect of revenue arising in both comparable periods from acquisitions that were completed during such periods. For the entire fiscal year ended December 31, 2014, Sheridan experienced organic growth of 8.5% which reflects a 6.3% increase in same contract revenues and a 2.2% increase in new contract revenues.

We evaluate our physician services revenue net of contractual adjustments and provisions for uncollectible charges. Payors generally receive discounts from standard charges, which we refer to as contractual adjustments. In addition, patients our physicians treat may be personally responsible for the payment of the medical services they receive. Our contracts with hospitals and other facilities typically require us to provide care to all patients who present at our locations. While we seek to bill for all medical services we provide, a portion of our medical services are delivered to patients that have no insurance and for whose treatment we cannot collect full compensation. As a result, we establish a provision for uncollectible charges. Our net revenue from our physician services operations represents gross billings after provisions for contractual allowances and uncollectibles.

The following table shows selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment for the period July 16, 2014 through December 31, 2014.

	July 16, 2014 - December 31, 2014 (1)
Net revenue	$512,014	100.0%
Operating expenses:
Salaries and benefits	352,670	68.9
Supply cost	1,292	0.3
Other operating expenses	54,621	10.7
Transaction costs	4,886	1.0
Depreciation and amortization	25,677	5.0
Total operating expenses	439,146	85.8
Equity in earnings of unconsolidated affiliates	3,839	0.7
Operating income	$76,707	15.0%

(1)	Net revenue and expenses are for the period July 16, 2014, the date of the acquisition, through December 31, 2014. As such, historical amounts are not included.

Included in total operating expenses above is approximately $372.6 million incurred for direct practice expenses, which includes primarily the salaries and benefits costs of our physicians and other professional medical personnel.

Also included in depreciation and amortization for our physician services segment is $22.1 million of amortization resulting from amortizable intangible assets related to our customer relationships with hospitals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2014 and December 31, 2013 were $208.1 million and $50.8 million, respectively. The increase in cash is primarily due to the following:

•
during the year ended December 31, 2014, we closed on our $870.0 million term loan and placed our $1.1 billion 2022 Senior Unsecured Notes. All of the cash proceeds from those financing transactions, except approximately $30.0 million, were used to fund the acquisition of Sheridan and related transaction costs;

•	our current debt structure limits our ability to prepay our indebtedness, and we did not complete a sizable acquisition during 2014 subsequent to the acquisition of Sheridan;

•
interest is payable on our 2020 senior unsecured notes semi-annually in May and November and on our 2022 senior unsecured notes in January and July. As of December 31, 2014, we accrued interest of approximately $29.5 million associated with our senior unsecured notes;

•
as a result of the acquisition of Sheridan, we incurred approximately $139.1 million of transaction related costs of which approximately $98.0 million will be deductible for tax purposes either currently or in a future period. As a result, our cash paid for federal income taxes was substantially lower in the current period; and

•
for the year ended December 31, 2014, we experienced an increase in operating cash flow of approximately $106.0 million, primarily resulting from the acquisition of Sheridan in July 2014 and the operating activity of ASCs acquired in 2014 and ASCs acquired in 2013, which now have a full year of operations.

We believe that the cash provided by our operating activities, amounts available under our revolving credit facility and our current cash and cash equivalents will provide us with sufficient liquidity to maintain our current operations, capital expenditures and currently targeted acquisition activity.

At December 31, 2014, we had working capital of $300.6 million, compared to $121.2 million at December 31, 2013. The increase is primarily due to the acquisition of Sheridan. Operating activities for the year ended December 31, 2014 generated $412.4 million in cash flow from operations, compared to $332.8 million for the year ended December 31, 2013. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the year ended December 31, 2014 was $222.3 million, compared to $148.7 million for the year ended December 31, 2013. The increase in operating cash flow resulted primarily from the additional earnings following the Sheridan transaction. Reflective in the operating cash flow is $33.9 million of transaction costs primarily related to the acquisition of Sheridan. For our Ambulatory Services Division, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our subsidiaries bills for services as delivered, usually within a few days following the date the service is rendered for our Ambulatory Services Division and within five to ten days following the date the service is rendered for our Physician Services Division. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2014 and 2013, our Ambulatory Services Division net accounts receivable represented 37 and 36 days of revenue outstanding, respectively. At December 31, 2014, our Physician Services Division net accounts receivable represented 41 days of revenue outstanding.

During the year ended December 31, 2014, we had total acquisition and capital expenditures of $2.2 billion, which included:

•	$2.1 billion cash paid for the acquisition of Sheridan;

•	$50.9 million for the acquisition of interests in ASCs and related transactions;

•	$42.2 million for new or replacement property, including $1.4 million in new capital leases; and

•	$19.0 million for the acquisition of interests in physician group practices.

At December 31, 2014, we had unfunded construction and equipment purchase commitments for our new corporate headquarters and for surgery centers under development or under renovation of approximately $10.1 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

As of December 31, 2014 we had $10.2 million of restricted cash and marketable securities which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company.

During the year ended December 31, 2014, we received approximately $2.6 million from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options and restricted stock vested was approximately $3.2 million.

On July 16, 2014, we completed the acquisition of Sheridan in a cash and stock transaction valued at approximately $2.35 billion. To fund the transaction, we completed offerings of common stock and mandatory convertible preferred stock on July 2, 2014, which resulted in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of estimated transaction fees, were approximately $421.3 million and $166.6 million, respectively. In addition, on July 16, 2014, we entered into a new senior secured credit facility comprised of an $870.0 million term loan and a $300.0 million revolving credit facility and completed a private offering of $1.1 billion aggregate principal amount of our 2022 Senior Unsecured Notes. As a result of these transactions, the obligations related to our previously existing revolving credit facility and Senior Secured Notes were satisfied and terminated.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends began to accrue from the date of issuance and, to the extent lawful and declared by our board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. For the year ended December 31, 2014, our Board of Directors declared dividend payments in August and November, respectively, totaling $4.5 million. Both declarations had been funded to the paying agent at December 31, 2014.

On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock which expired on February 9, 2015.

During the year ended December 31, 2014, we repurchased 100,720 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $4.6 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During 2012, we completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the “2020 Senior Unsecured Notes”). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020. At December 31, 2014, we had approximately $1.2 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in May 2015. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on December 31, 2014). The new revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $300.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the new senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

On July 16, 2014, we completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the “2022 Senior Unsecured Notes”). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date of July 15, 2022. At December 31, 2014, we had approximately $28.4 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which was paid in January 2015.

For the year ended December 31, 2014, we had borrowings on long-term debt of $2.0 billion. At December 31, 2014, we had no balance outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $865.7 million outstanding pursuant to our term loan. As

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

of December 31, 2014, we were in compliance with all covenants contained in our revolving credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes. As discussed above, we repaid in full and terminated our then existing credit and term loan facilities and our Senior Secured Notes in connection with the Sheridan acquisition.

As a result of the new senior secured credit facility and the 2022 Senior Unsecured Notes, we expect our interest expense to be approximately $120.0 million on an annual basis. We plan to fund the increased interest expense primarily through our increased operating cash flow as a result of the acquisition of Sheridan.

The net proceeds from the senior secured credit facility, the 2022 Senior Unsecured Notes offering, common stock offering, mandatory convertible preferred stock offering and cash on hand, were used to finance the cash consideration paid to consummate the Sheridan transaction, as well as repay borrowings under our and Sheridan’s existing credit and term loan facilities, repay the outstanding balance of our senior secured notes due 2020 of $64.3 million and pay fees and expenses related to the Sheridan transaction. Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to our equity issuances and debt financings, was approximately $139.1 million during the year ended December 31, 2014. We have evaluated these fees and expenses to determine allocation between that which should be capitalized and amortized over the life of the financings, charged against the proceeds of the equity offerings or expensed immediately as a cost of the transaction.

The following schedule summarizes our contractual obligations by period as of December 31, 2014 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest (1)	$3,015,131	$127,653	$247,975	$237,849	$2,401,654
Capital lease obligations, including interest	21,003	2,613	4,047	2,982	11,361
Operating leases, including renewal option periods (2)	606,149	53,007	101,947	94,858	356,337
Liability for unrecognized tax benefits	8,353	—	8,353	—	—
Contingent consideration	20,683	12,213	8,470	—	—
Construction in progress commitments	7,736	7,736	—	—	—
Total contractual obligations	$3,679,055	$203,222	$370,792	$335,689	$2,769,352

(1)	Our long-term debt may increase based on future acquisition activity. We intend to either use our operating cash flow to repay our long-term debt or refinance such obligations as they come due.

(2)	Operating lease obligations do not include common area maintenance, insurance or tax payments for which we were also obligated.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our Physician Services Division. According to the terms of the lease, we will take possession in March of 2015 to begin tenant improvements. As the lease is expected to be operating in nature, we will begin to recognize rent expense on a straight line basis when possession is obtained. Annual rent expense is expected to be approximately $2.7 million per year. Our rent obligation does not require cash payments until September 2016.

In addition, as of February 27, 2015, we had available under our revolving credit agreement $300.0 million for acquisition borrowings.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation.  The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on our operations and financial results rather than routine disposals that are not a change in our strategy.  The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, we will dispose of certain of our entities due to management’s assessment of our strategy in the market and due to limited growth opportunities at those entities.  Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations.  Upon adoption in the first quarter of 2015, this ASU will require us to record the results of operations and the associated gain or loss from similar dispositions as a component of continuing operations.  We do not believe this ASU will have a material impact on our consolidated financial position or cash flows.

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current Generally Accepted Accounting Principles (GAAP) and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. We have yet to assess the impact, if any, this ASU will have on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis". The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. We have yet to assess the impact, if any, this ASU will have on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Table of Contents

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at December 31, 2014, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $5.2 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2015.

On July 2, 2014 we repaid the borrowings under our then existing credit facility and redeemed our outstanding 2020 Senior Notes.

On July 16, 2014 we issued $1.1 billion principal amount of our 2022 Senior Unsecured Notes and entered into a new senior secured credit facility consisting of a $870 million term loan and a $300 million revolving credit facility. As a result of these financing transactions, our interest expense, average interest rates, debt maturities, and outstanding debt balances at December 31, 2014 increased as compared to December 31, 2013.

The table below provides information as of December 31, 2014 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair Value at
	Years Ended December 31,							December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Fixed rate	$9,494	$6,646	$4,666	$2,388	$1,299	$1,358,892	$1,383,385	$1,418,600
Average interest rate	3.6%	3.7%	3.9%	4.4%	5.0%	5.6%
Variable rate	$9,332	$9,278	$9,025	$9,030	$8,811	$822,150	$867,626	$867,626
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	3.8%

Our average interest rates, debt maturities and outstanding balances at December 31, 2014 increased from December 31, 2013 due to the financing to complete the acquisition of Sheridan. We entered into a new senior secured credit facility, which includes a term loan and a revolving credit facility, and issued new senior secured notes.

Item 8. Financial Statements and Supplementary Data	Table of Contents

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of earnings, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 27, 2015

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Balance Sheets (In thousands)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$208,079	$50,840
Restricted cash and marketable securities	10,219	—
Accounts receivable, net of allowance of $113,357 and $27,862, respectively	233,053	105,072
Supplies inventory	19,974	18,414
Prepaid and other current assets	115,362	36,699
Total current assets	586,687	211,025
Property and equipment, net	180,448	163,690
Investments in unconsolidated affiliates	75,475	15,526
Goodwill	3,381,149	1,758,970
Intangible assets, net	1,273,879	27,867
Other assets	25,886	866
Total assets	$5,523,524	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$18,826	$20,844
Accounts payable	29,585	27,501
Accrued salaries and benefits	140,044	32,294
Accrued interest	29,644	1,885
Other accrued liabilities	67,986	7,346
Total current liabilities	286,085	89,870
Long-term debt	2,232,186	583,298
Deferred income taxes	633,480	176,020
Other long-term liabilities	89,443	25,503
Commitments and contingencies
Noncontrolling interests – redeemable	184,099	177,697
Equity:
Mandatory convertible preferred stock, no par value, 5,000 shares authorized, 1,725 and 0 shares issued and outstanding, respectively	166,632	—
Common stock, no par value, 70,000 shares authorized, 48,113 and 32,353 shares outstanding, respectively	885,393	185,873
Retained earnings	627,522	578,324
Total AmSurg Corp. equity	1,679,547	764,197
Noncontrolling interests – non-redeemable	418,684	361,359
Total equity	2,098,231	1,125,556
Total liabilities and equity	$5,523,524	$2,177,944

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (In thousands, except earnings per share)

	Year Ended December 31,
	2014	2013	2012
Revenues	$1,738,950	$1,057,196	$899,245
Provision for uncollectibles	(117,001)	—	—
Net revenues	1,621,949	1,057,196	899,245
Operating expenses:
Salaries and benefits	694,576	327,585	284,528
Supply cost	164,296	153,126	126,919
Other operating expenses	284,928	216,501	185,866
Transaction costs	33,890	300	700
Depreciation and amortization	60,344	32,400	29,255
Total operating expenses	1,238,034	729,912	627,268
Gain on deconsolidation	3,411	2,237	—
Equity in earnings of unconsolidated affiliates	7,038	3,151	1,564
Operating income	394,364	332,672	273,541
Interest expense, net	83,285	29,525	16,950
Debt extinguishment costs	16,887	—	—
Earnings from continuing operations before income taxes	294,192	303,147	256,591
Income tax expense	48,103	48,654	40,893
Net earnings from continuing operations	246,089	254,493	215,698
Net earnings (loss) from discontinued operations	(1,296)	7,051	7,945
Net earnings	244,793	261,544	223,643
Less net earnings attributable to noncontrolling interests	191,092	188,841	161,080
Net earnings attributable to AmSurg Corp. shareholders	53,701	72,703	62,563
Preferred stock dividends	(4,503)	—	—
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$72,703	$62,563

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$50,777	$71,009	$60,037
Earnings (loss) from discontinued operations, net of income tax	(1,579)	1,694	2,526
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$72,703	$62,563

Basic earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$1.29	$2.27	$1.95
Net earnings (loss) from discontinued operations	(0.04)	0.05	0.08
Net earnings	$1.25	$2.32	$2.03
Diluted earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$1.28	$2.22	$1.90
Net earnings (loss) from discontinued operations	(0.04)	0.05	0.08
Net earnings	$1.24	$2.28	$1.98

Weighted average number of shares and share equivalents outstanding:
Basic	39,311	31,338	30,773
Diluted	39,625	31,954	31,608

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
			Mandatory			Noncontrolling		Interests –
			Convertible			Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at January 1, 2012	31,284	$173,187	—	$—	$443,058	$132,222	$748,467	$170,636
Net earnings	—	—	—	—	62,563	26,303	88,866	134,777
Issuance of restricted stock	281	—	—	—	—	—	—	—
Cancellation of restricted stock	(2)	—	—	—	—	—	—	—
Stock options exercised	842	18,214	—	—	—	—	18,214	—
Stock repurchased	(464)	(13,101)	—	—	—	—	(13,101)	—
Share-based compensation	—	6,692	—	—	—	—	6,692	—
Tax benefit related to exercise of stock options	—	1,834	—	—	—	—	1,834	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(26,514)	(26,514)	(136,356)
Acquisitions and other transactions impacting noncontrolling interests	—	252	—	—	—	174,615	174,867	6,957
Disposals and other transactions impacting noncontrolling interests	—	(3,211)	—	—	—	4,352	1,141	(632)
Balance at December 31, 2012	31,941	$183,867	—	$—	$505,621	$310,978	$1,000,466	$175,382
Net earnings	—	—	—	—	72,703	49,789	122,492	139,052
Issuance of restricted stock	292	—	—	—	—	—	—	—
Cancellation of restricted stock	(16)	—	—	—	—	—	—	—
Stock options exercised	1,393	33,349	—	—	—	—	33,349	—
Stock repurchased	(1,257)	(45,964)	—	—	—	—	(45,964)	—
Share-based compensation	—	8,321	—	—	—	—	8,321	—
Tax benefit related to exercise of stock options	—	7,247	—	—	—	—	7,247	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(49,533)	(49,533)	(134,298)
Acquisitions and other transactions impacting noncontrolling interests	—	679	—	—	—	48,115	48,794	(319)
Disposals and other transactions impacting noncontrolling interests	—	(1,626)	—	—	—	2,010	384	(2,120)
Balance at December 31, 2013	32,353	$185,873	—	$—	$578,324	$361,359	$1,125,556	$177,697
Net earnings	—	—	—	—	53,701	56,048	109,749	135,044
Issuance of stock	15,490	693,289	1,725	166,632	—	—	859,921	—
Issuance of restricted stock	272	—	—	—	—	—	—	—
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—
Stock options exercised	111	2,630	—	—	—	—	2,630	—
Stock repurchased	(101)	(4,615)	—	—	—	—	(4,615)	—
Share-based compensation	—	10,104	—	—	—	—	10,104	—
Tax benefit related to exercise of stock options	—	3,177	—	—	—	—	3,177	—
Dividends paid on preferred stock	—	—	—	—	(4,503)	—	(4,503)	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(56,439)	(56,439)	(133,594)
Acquisitions and other transactions impacting noncontrolling interests	—	744	—	—	—	54,725	55,469	6,482
Disposals and other transactions impacting noncontrolling interests	—	(5,809)	—	—	—	2,991	(2,818)	(1,530)
Balance at December 31, 2014	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$244,793	$261,544	$223,643
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	60,344	32,400	29,255
Amortization of deferred loan costs	17,715	1,977	1,215
Provision for uncollectibles	139,274	21,947	20,005
Net (gain) loss on sale of long-lived assets	2,843	(1,468)	(1,065)
Gain on deconsolidation	(3,411)	(2,237)	—
Share-based compensation	10,104	8,321	6,692
Excess tax benefit from share-based compensation	(3,177)	(7,247)	(1,784)
Deferred income taxes	30,780	38,363	24,558
Equity in earnings of unconsolidated affiliates	(7,038)	(3,151)	(1,564)
Debt extinguishment costs	4,536	—	—
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(137,663)	(23,244)	(11,944)
Supplies inventory	(206)	132	110
Prepaid, supplies and other current assets	(9,091)	(5,308)	(4,651)
Accounts payable	(8,440)	441	579
Accrued expenses and other liabilities	66,175	6,693	7,550
Other, net	4,833	3,661	3,053
Net cash flows provided by operating activities	412,371	332,824	295,652
Cash flows from investing activities:
Acquisitions and related expenses	(2,184,058)	(73,594)	(277,388)
Acquisition of property and equipment	(40,217)	(28,856)	(28,864)
Proceeds from sale of interests in surgery centers	7,069	3,553	7,309
Purchases of marketable securities	(6,474)	—	—
Maturities of marketable securities	3,486	—	—
Other	(4,941)	159	—
Net cash flows used in investing activities	(2,225,135)	(98,738)	(298,943)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,048,958	162,204	565,566
Repayment on long-term borrowings	(408,475)	(202,083)	(394,164)
Distributions to noncontrolling interests	(190,097)	(184,149)	(162,941)
Proceeds from preferred stock offering	172,500	—	—
Cash dividends for preferred shares	(4,503)	—	—
Proceeds from common stock offering	439,875	—	—
Proceeds from issuance of common stock upon exercise of stock options	2,630	33,349	18,214
Repurchase of common stock	(4,615)	(45,964)	(13,101)
Excess tax benefit from share-based compensation	3,177	7,247	1,784
Payments of equity issuance costs	(24,494)	—	—
Financing costs incurred	(65,811)	(1,322)	(7,982)
Other	858	1,074	1,595
Net cash flows provided by (used in) financing activities	1,970,003	(229,644)	8,971
Net increase in cash and cash equivalents	157,239	4,442	5,680
Cash and cash equivalents, beginning of year	50,840	46,398	40,718
Cash and cash equivalents, end of year	$208,079	$50,840	$46,398

Supplemental cash flow information:
Interest payments	$38,129	$28,378	$14,786
Income tax payments, net of refunds	$19,224	$7,756	$19,615

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp.
Notes to the Consolidated Financial Statements

(1) Summary of Accounting Policies

Below are a summary of the Company's policies that are not otherwise found within other notes.

a.     Principles of Consolidation

Ambulatory Services

AmSurg Corp. (the “Company”), through its wholly-owned subsidiaries, owns interests, primarily 51%, in LPs and LLCs which own and operate ASCs primarily in the following specialties: gastroenterology; multi-specialty; ophthalmology; and orthopaedics.  The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in ten LPs and LLCs, one of which it consolidates as the Company has substantive participation rights and nine of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated LPs and LLCs.  Consolidation of such LPs and LLCs is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the LPs and LLCs, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

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

As further described in note 19, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2014, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Physician Services

On July 16, 2014, the Company completed its acquisition of Sheridan. Sheridan is a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. Sheridan focuses on delivering comprehensive physician services, primarily in the areas of anesthesiology, children's services, radiology and emergency medicine to healthcare facilities. Through its contracts with healthcare facilities, Sheridan is authorized to bill and collect charges for fee for

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

service medical services rendered by its healthcare professionals and employees in exchange for the provision of services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established when payments from third-party payors are inadequate to support the costs of providing the services required under the contract. Sheridan also provides physician services and manages office-based practices in the areas of gynecology, obstetrics and perinatology. The consolidated financial statements include the accounts of Sheridan and its wholly-owned subsidiaries along with the accounts of affiliated PCs with which Sheridan currently has management arrangements. Sheridan's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. These arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the Company’s interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the agreements provide that the Company has the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of the PCs for a nominal amount. Separately, in its sole discretion, the Company has the right to assign its interest in the management and purchase agreements. Based upon the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in the accounting guidance for consolidation.

b.    Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities of less than three months when purchased. Cash and cash equivalents are reflected in the financial statements at cost, which approximates fair value.

c.    Restricted Cash and Marketable Securities

As of December 31, 2014 the Company had $30.3 million of restricted cash and marketable securities in the accompanying consolidated balance sheets, which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $20.1 million of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheet. The remaining $10.2 million is reflected as a component of total current assets in the accompanying consolidated balance sheet as such amount is available to satisfy the claims payments estimated to occur in the next twelve months. As of December 31, 2014, the Company had $3.0 million included in restricted cash and marketable securities which are certificates of deposit with maturities less than 180 days, which approximates fair value.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2014 and 2013, with the exception of the contingent purchase price payable (further discussed in note 4), the Company utilized Level 1 and 2 inputs to perform such measurements methods, which were commensurate with the market approach. There were no transfers to or from Levels 1 and 2

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

during the year ended December 31, 2014. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

f.    Use of Estimates

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

g.    Reclassifications

Certain amounts in the consolidated financial statements and these notes have been reclassified to conform to the current period presentation. Such reclassifications primarily result from the acquisition of Sheridan and the impact of additional discontinued operations as further discussed in note 6.

h.    Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment,” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation.  The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy.  The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, the Company will dispose of certain of its entities due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those entities.  Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations.  Upon adoption in the first quarter of 2015, this ASU will require the Company to record the results of operations and the associated gain or loss from similar dispositions as a component of continuing operations.  The Company does not believe this ASU will have a material impact on the Company’s consolidated financial position or cash flows.

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis". The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the years ended December 31, 2014, 2013 and 2012, the Company derived approximately 25%, 25% and 27%, respectively, of its ambulatory services revenues from governmental healthcare programs,

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

Net revenue for the physician services segment consists of the following major payors (in thousands):

	July 16, 2014 - December 31, 2014 (1)
Medicare	$61,378	12.0%
Medicaid	28,224	5.5
Commercial and managed care	382,343	74.7
Self-pay	102,727	20.1
Net fee for service revenue	574,672	112.3
Contract and other revenue	54,343	10.6
Provision for uncollectibles	(117,001)	(22.9)
Net revenue for physician services	$512,014	100.0%

(1)	Net revenue by payor is for the period July 16, 2014, the date of the acquisition of Sheridan, through December 31, 2014. As such, historical amounts are not included.

(3) Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. The Company tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its allowance for doubtful accounts policy for its physician services quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, business office operations, general economic conditions and health care coverage

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statement of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statement of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statement of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for the ambulatory services segment is included in other operating expenses and was approximately $21.9 million, $21.7 million and $19.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Bad debt expense related to physician services was $117.0 million during the period from July 16, 2014 through December 31, 2014 and is included as a reduction to revenues in the accompanying consolidated statements of earnings.

At December 31, 2014 and 2013 allowances for doubtful accounts were $113.4 million and $27.9 million, respectively. The significant increase in the Company's allowance for doubtful accounts as of December 31, 2014 was primarily due to the Sheridan acquisition. At December 31, 2014, approximately 73% of the Company’s allowance for doubtful accounts was related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of hospitals, patients, payors and by the geographic dispersion of the Company’s operations.

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

Sheridan Acquisition

On July 16, 2014 (the “acquisition date”), the Company completed the acquisition of Sheridan in a cash and stock transaction. At closing, the Company paid approximately $2.1 billion in cash and issued 5,713,909 shares of its common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. The shares issued to Sheridan were valued at approximately $272.0 million based on the closing price of the Company's common stock on July 16, 2014. The acquisition of Sheridan enhances the growth profile and diversity of the Company focusing on complementary specialties across the healthcare continuum.

To fund the transaction, the Company completed offerings of common stock and mandatory convertible preferred stock resulting in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of transaction fees, were approximately $421.3 million and $166.6 million, respectively. In addition, on July 16, 2014, the Company entered into a new senior secured credit facility, which includes an $870.0 million term loan and a $300.0 million revolving credit facility, and completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022.

Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to the Company's equity issuances and debt financings, was approximately $139.1 million during the year ended December 31, 2014. Approximately $53.0 million was capitalized as deferred financing costs, $24.5 million was related to the equity offerings and recorded as a reduction to equity, $31.9 million was expensed as transaction costs, $12.8 million was amortized through interest expense and $16.9 million was recorded as debt extinguishment costs during the year ended December 31, 2014.

The accounting for the acquisition of Sheridan is currently preliminary. The Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction. Acquired assets and assumed liabilities include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

Ambulatory Services Acquisitions

As a significant part of its growth strategy, the Company seeks to acquire interests in surgery centers. During 2014 and 2013, the Company, through a wholly-owned subsidiary, acquired a controlling interest in eight and five surgery centers, respectively. Of the centers acquired during 2014, three were acquired as part of the Sheridan transaction and five were individually acquired in separate transactions. The aggregate amount paid for the individually acquired centers and for settlement of purchase price payable obligations during December 31, 2014 and 2013 was approximately $50.9 million and $73.6 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

During the year ended December 31, 2013, the Company paid $2.7 million as final settlement of a contingent earn out fee resulting from the purchase of 17 centers from National Surgical Care, Inc. during 2011.

Physician Services Acquisitions

The Company completed the acquisition of two physician group practices in 2014 following the acquisition of Sheridan. The total consideration consisted of cash of $19.0 million, which was funded at closing through operating cash flow, plus contingent consideration payable in the future based on meeting certain performance targets which include new contract, volume and other performance metrics.

As a result of recent acquisitions, the Company has agreed to pay as additional consideration, certain amounts which are dependent on the acquired entity achieving future performance metrics. As of December 31, 2014, the Company has accrued $20.7 million as a component of accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheet which represents management's estimate of the fair values of the contingent consideration. As of December 31, 2014, the Company estimates it may have to pay between $18 to $23 million in future contingent payments for acquisitions made prior to December 31, 2014 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over each respective measurement period. At December 31, 2013, the Company had no liability recorded related to contingent consideration.

The Company utilizes Level 3 inputs, which includes unobservable data, to measure the fair value of the contingent consideration related to the physician practices acquired during the year ended December 31, 2014. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. In estimating the fair value, management developed various scenarios and weighted the probable outcome of each scenario using a range of expected probability specific to each agreement. Management utilized a market rate to discount the results of such analysis in order to record the present value of the expected future payout. During the year ended December 31, 2014, there was no change in the fair value of the Company's contingent liabilities primarily due to the fact that the acquisitions occurred in the latter half of the year. The timing of the payments of the additional consideration varies by agreement but are expected to occur within one to three years from the date of acquisition.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2014 and 2013, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

	2014		2013
		Individual	Individual
	Sheridan (1)	Acquisitions (1)	Acquisitions
Accounts receivable	$130,260	$1,816	$4,011
Other current assets	105,757	1,075	2,014
Property and equipment	20,185	3,294	6,894
Goodwill	1,534,656	101,865	116,243
Intangible assets	1,200,028	14,207	—
Other long-term assets	50,304	—	—
Accounts payable	(5,862)	(2,519)	(2,214)
Other accrued liabilities	(118,548)	(626)	(532)
Deferred income taxes	(432,792)	—	—
Other long-term liabilities	(69,456)	(8,588)	(254)
Long-term debt	(4,594)	(717)	(3,028)
Total fair value	2,409,938	109,807	123,134
Less: Fair value attributable to noncontrolling interests	24,365	39,371	49,792
Acquisition date fair value of total consideration transferred	$2,385,573	$70,436	$73,342

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at December 31, 2014.

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

During 2014, the Company expensed transaction costs of approximately $33.9 million primarily associated with the acquisition of Sheridan. Such costs excluded those amounts that were either capitalized or expensed as part of the financing transactions associated with the acquisition. During 2013, the Company expensed transaction costs of approximately $0.3 million associated with its acquisition of surgery centers.

Revenues and net earnings included in the years ended December 31, 2014 and 2013 associated with completed acquisitions are as follows (in thousands):

	2014		2013
		Individual	Individual
	Sheridan	Acquisitions	Acquisitions
Net revenues	$517,213	$20,844	$15,616

Net earnings	26,776	5,155	4,596
Less: Net earnings attributable to noncontrolling interests	459	2,859	2,603
Net earnings attributable to AmSurg Corp. common shareholders	$26,317	$2,296	$1,993

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The unaudited consolidated pro forma results for the years ended December 31, 2014 and 2013, assuming all 2014 acquisitions had been consummated on January 1, 2013, all 2013 acquisitions had been consummated on January 1, 2012 are as follows (in thousands):

	2014	2013
Revenues	$2,217,682	$2,171,999
Net earnings	295,156	243,675
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	97,538	39,980
Net earnings per common share:
Basic	$1.88	$0.66
Diluted	$1.86	$0.65

(5) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method.  Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest.  Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings.  The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary. The Company has recorded in the accompanying consolidated balance sheets, in investments in unconsolidated affiliates, approximately $75.5 million and $15.5 million as of December 31, 2014 and 2013, respectively, which represents the carrying value of the Company's equity method investments. During 2014 and 2013, the Company also recorded its share of the profits and losses from these investments of $7.0 million and $3.2 million, respectively, as a component of equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings, respectively.

Partnerships with Health Systems - Ambulatory Services

During 2014, the Company entered into certain transactions whereby it contributed its controlling interests in four centers in exchange for approximately $1.7 million and noncontrolling interests in three separate entities each jointly owned by a hospital that, after the completion of the transactions, controls the contributed centers. Additionally, during 2014, the Company paid $0.5 million in exchange for a noncontrolling interest in an entity jointly owned by a hospital that controls a center. As part of the Sheridan acquisition, the Company acquired a noncontrolling interest in an entity jointly owned by physician partners that control a center. During 2013, the Company entered into a transaction whereby it contributed $0.3 million plus a controlling interest in one center in exchange for a noncontrolling interest in an entity jointly owned by a hospital that, after the completion of the transaction, controlled the contributed center and one additional center. Management of the Company believes these structures provide both economies of scale and potential future growth opportunities in the markets in which the centers are located.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the noncontrolling interest in the entities which control the contributed centers of approximately $7.0 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively. Additionally, the Company also recorded its share of the profits and losses from these investments of $0.7 million and $0.2 million, as a component of equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings, for the years ended December 31, 2014 and 2013, respectively.

In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. During 2014, the fair value of the Company’s noncontrolling interest was based on estimates of the expected future earnings, and in certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 5% to 35%. Accordingly, the Company recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $3.4 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Partnerships with Health Systems - Physician Services

As part of the Sheridan acquisition, the Company acquired an interest in a joint venture with HCA Holdings, Inc. (HCA) that provides hospital-based physician services to certain HCA affiliates. In conjunction with the acquisition of Sheridan, the Company recorded its estimate of the fair value of its investment of $49.4 million on the acquisition date. The Company's investment in this entity is reflected in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates. The Company owns 51% of the entity and, under the terms of the limited liability company and related agreements, earns billing and management fees and receives its share of earnings distributions. The Company has no other material obligations or guarantees related to the entity. The Company determined that the entity is a variable interest entity due to the Company’s equity interest, billing and management fees, and earnings distributions received; however, it is not the primary beneficiary of the entity as it does not have the power to direct the activities that most significantly impact the entity's economic performance as a result of its shared control with HCA. Therefore, the Company has accounted for its investment in the entity under the equity method of accounting.

The Company has recorded its share of the entity's earnings of $3.4 million as a component of equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings during 2014. In addition, the Company recognized management and billing fees totaling $4.7 million during 2014, which are included in net revenue in the accompanying consolidated statement of earnings. Additionally, the Company has recorded a receivable from the entity in the amount of $3.5 million as of December 31, 2014 for certain operating expenses incurred on behalf of the entity. This receivable is included in other current assets in the accompanying consolidated balance sheets.

(6)  Dispositions

The Company initiated the disposition of certain of its centers due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers. The results of operations of discontinued centers have been classified as discontinued operations in all periods presented.

Results of operations and associated gain (loss) on disposal of the centers discontinued for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Revenues	$9,545	$25,373	$34,911
Earnings before income taxes	893	5,607	9,919

Results of discontinued operations, net of tax:
Earnings from operations of discontinued interests in surgery centers	710	4,449	7,920
Gain (loss) on disposal of discontinued interests in surgery centers	(2,006)	2,602	25
Net earnings (loss) from discontinued operations	(1,296)	7,051	7,945
Less: Net earnings from discontinued operations attributable to noncontrolling interests	283	5,357	5,419
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	$(1,579)	$1,694	$2,526

Cash proceeds from disposal for the years ended December 31, 2014, 2013 and 2012 were $7.1 million, $3.6 million and $7.3 million, respectively.

As further described in note 1, beginning in 2015, dispositions of centers similar to those disposed of in prior years will no longer qualify for classification in discontinued operations.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Income taxes receivable	$28,694	$1,865
Prepaid expenses	18,682	12,730
Deferred compensation plan assets	17,320	13,313
Deferred income taxes	22,462	3,097
Other	28,204	5,694
Total prepaid and other current assets	$115,362	$36,699

(8)  Property and Equipment

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

Property and equipment at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Building and improvements	$170,420	$161,805
Movable equipment	215,444	207,176
Construction in progress	11,940	2,321
	397,804	371,302
Less accumulated depreciation	(217,356)	(207,612)
Property and equipment, net	$180,448	$163,690

At December 31, 2014, the Company and its partnerships had unfunded construction and equipment purchases of approximately $7.7 million in order to complete construction in progress.  Depreciation expense for continuing and discontinued operations for the years ended December 31, 2014, 2013 and 2012 was $33.2 million, $29.8 million and $26.7 million, respectively. The Company's capitalized interest for the years ended December 31, 2014, 2013 and 2012 was not significant.

(9)  Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and other intangibles, which include the fair value of both the customer relationships with hospitals and trade names acquired in our physician services segment. The Company's indefinite lived intangibles include goodwill and trade names. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates indefinite-lived intangible assets, including goodwill, for impairment at least on an annual basis and more frequently if certain indicators are encountered. Indefinite lived intangibles are to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the indefinite lived intangibles associated with the reporting unit is not considered to be impaired. The Company completed its annual impairment test as of October 1, 2014, and determined that its indefinite lived intangibles were not impaired. The Company's finite lived intangibles includes its customer relationship with hospitals. The Company tests its finite lived intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company's policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value. During the year ended December 31, 2014, there were no events or circumstances that indicated a potential impairment in the Company's finite lived intangibles.

In the fourth quarter of 2014, the Company prospectively changed its annual goodwill impairment testing date from the last day of its fiscal year to the first day of October. The voluntary change was to better align its goodwill impairment testing procedures with the completion of its annual financial and strategic planning process and to provide the Company with adequate time to evaluate goodwill

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

for impairment. As a result, during 2014, the Company tested the goodwill of all of its reporting units for impairment as of October 1, 2014 and concluded that there was no impairment of the carrying value of goodwill.  The change in accounting principle related to changing the annual goodwill impairment testing date did not accelerate, delay, avoid, or cause an impairment charge. This change was not applied retrospectively, as it is impracticable to objectively determine the assumptions that would have been used as of each October 1 for periods prior to October 1, 2014 without the use of hindsight. Accordingly, the change will be applied prospectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance, beginning of year	$1,758,970	$1,652,002
Goodwill acquired, including post acquisition adjustments	1,636,521	112,951
Goodwill disposed, including impact of deconsolidation transactions	(14,342)	(5,983)
Balance, end of year	$3,381,149	$1,758,970

Although the determination of goodwill generated as a result of the Sheridan transaction is still preliminary as of December 31, 2014, the ambulatory services segment and the physician services segment had approximately $1.9 billion and $1.5 billion, respectively, of goodwill. During the year ended December 31, 2014, goodwill increased $131.2 million for the ambulatory services segment due to acquisitions of centers, including those purchased as part of Sheridan, net of dispositions and deconsolidations. During the year ended December 31, 2014, the majority of goodwill included in the physician services segment was generated as a result of the Sheridan acquisition with the remainder attributable to two acquisitions completed during the fourth quarter of 2014. For the years ended December 31, 2014 and 2013 approximately $51.7 million and $70.2 million, respectively, of goodwill recorded was deductible for tax purposes that relates to the ambulatory services segment. As of December 31, 2014, approximately $12.8 million of goodwill recorded was deductible for tax purposes related to the physician services segment. The acquisition of Sheridan did not result in additional tax deductible goodwill.

Intangible assets consist primarily of customer relationships with hospitals, deferred financing costs, capitalized software and certain amortizable and non-amortizable non-compete and customer agreements.  Customer relationships with hospitals are initially recorded at their estimated fair value and typically amortized on a straight-line basis over 20 years. Deferred financing costs and amortizable non-compete agreements and customer agreements are amortized over the term of the related debt as interest expense and the contractual term or estimated life (five to ten years) of the agreements as amortization expense. Capitalized software is amortized over estimated useful lives of three to eight years.

Intangible assets at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014			2013
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$971,645	$(22,145)	$949,500	$—	$—	$—
Deferred financing costs	59,574	(5,151)	54,423	15,814	(4,953)	10,861
Capitalized software	50,387	(19,197)	31,190	21,036	(14,831)	6,205
Agreements, contracts and other	3,523	(2,752)	771	3,448	(2,472)	976
Total amortizable intangible assets	1,085,129	(49,245)	1,035,884	40,298	(22,256)	18,042
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	—	—	—
Restrictive covenant arrangements	9,995	—	9,995	9,825	—	9,825
Total non-amortizable intangible assets	237,995	—	237,995	9,825	—	9,825
Total intangible assets	$1,323,124	$(49,245)	$1,273,879	$50,123	$(22,256)	$27,867

As a result of the financing for the Sheridan acquisition, the Company recorded an additional $53.0 million and a write-off of $4.5 million of deferred financing costs during the year ended December 31, 2014. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument. Approximately $1.2 billion of intangible assets, primarily customer relationships and trade names, were recorded during the year ended December 31, 2014, of which approximately $1.0 billion are estimated to be amortized over a weighted average period of 20 years with no expected residual values. These acquired intangibles represent the Company’s preliminary estimate of the fair value of the intangible assets related to the customer relationships with

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

hospitals, capitalized software and Sheridan's trade name obtained in the Sheridan acquisition. As previously discussed, this estimated amount is subject to change pending the completion of the valuation and appraisal analysis currently in process.

Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $32.5 million, $2.2 million and $1.4 million, respectively, and reflects amounts expensed to depreciation and amortization as well as the portion of amortized deferred financing cost charged to interest expense. Included in the 2014 amount above is also $12.8 million that was charged to interest expenses related to a write-off of a commitment fee for bridge financing, which the Company had secured in order to complete the acquisition of Sheridan but did not require upon obtaining permanent financing.

Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2014 is $64.7 million, $63.8 million, $62.5 million, $61.6 million, $59.1 million and $724.2 million, respectively.  The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.3 years with no expected residual values.

(10) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Refunds payable	$17,752	$—
Accrued professional liabilities	11,983	1,171
Contingent purchase price payable	12,213	—
Other	26,038	6,175
Total other accrued liabilities	$67,986	$7,346

(11) Accrued Professional Liabilities

The Company maintains professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. The Company’s self-insured retention under its professional liability insurance program is also maintained through a wholly-owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns and are not discounted.

At December 31, 2014, the Company had total accrued professional liabilities of $53.8 million, which are included in other accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets and consisted of the following (in thousands):

2014
Estimated losses under self-insured programs	$25,337
Incurred but not reported losses	28,448
Total accrued professional liabilities	53,785
Less estimated losses payable within one year	11,983
Total	$41,802

The changes to the Company's estimated losses under self-insured programs as of December 31, 2014 were as follows (in thousands):

Balance at December 31, 2013	$1,171
Assumed liabilities through acquisitions	53,512
Provision related to current period reserves	5,423
Payments for current period reserves	(1,595)
Benefit related to changes in prior period reserves	(661)
Payments for prior period reserves	(6,055)
Other, net	1,990
Balance at December 31, 2014	$53,785

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(12)  Long-term Debt

Long-term debt at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Revolving credit agreement	$—	$252,500
Term loan	865,650	—
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	—
8.04% Senior Secured Notes due 2020	—	69,643
Other debt at an average rate of 3.4%, due through 2025	20,156	21,149
Capitalized lease arrangements at an average rate of 5.4%, due through 2031	15,206	10,850
	2,251,012	604,142
Less current portion	18,826	20,844
Long-term debt	$2,232,186	$583,298

Principal payments required on the Company’s long-term debt and capital leases in the five years and thereafter subsequent to December 31, 2014 are $18.8 million, $15.9 million, $13.7 million, $11.4 million, $10.2 million, and $2,181.0 million. The fair value of fixed rate long-term debt, with a carrying value of $1,383.4 million, was $1,418.6 million at December 31, 2014. The fair value of variable rate long-term debt approximates its carrying value of $867.6 million at December 31, 2014.  With the exception of the Company’s 2020 and 2022 Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s 2020 and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a.     Term Loan and Credit Facility

On July 16, 2014, the Company terminated its existing revolving credit facility and entered into a new credit facility that was comprised of an $870.0 million term loan and a $300.0 million revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on December 31, 2014). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The new revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $300.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. The Company has the option to increase borrowings under the new senior secured credit facility by an aggregate amount not to exceed the greater of $300.0 million and an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The new senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s partnership and membership interests in the limited partnerships and limited liability companies. As of December 31, 2014, the Company was in compliance with the covenants contained in the term loan and credit facility. As of December 31, 2014, the Company had not drawn upon the revolving credit facility.

Prior to entering into the Company's new credit facility, the Company maintained a revolving credit facility which had a maturity of June 2018 and permitted the Company to borrow up to $475.0 million at an interest rate equal to either the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof. On July 3, 2014, the Company utilized proceeds received from its common and preferred stock offerings to repay its outstanding obligation under the existing revolving credit facility. As a result of the early termination, the Company recognized approximately $4.5 million as debt extinguishment costs in the accompanying statements of operations during the year ended December 31, 2014 related to the write-off of net deferred loan costs.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock.  The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at December 31, 2014.

In connection with the issuance of the 2022 Senior Unsecured Notes, the Company entered into a registration rights agreement, dated July 16, 2014 (the “Registration Rights Agreement”). On January 16, 2015, under the terms of the Registrations Rights Agreement, the Company commenced an offer to exchange the outstanding 2022 Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended. The exchange offer was completed on February 19, 2015, and all holders of the 2022 Senior Unsecured Notes participated in the exchange.

c.     Senior Secured Notes

On May 28, 2010, the Company issued $75.0 million principal amount of senior secured notes (the “Senior Secured Notes”) pursuant to a note purchase agreement.  The Senior Secured Notes had a maturity date of May 28, 2020.  The Senior Secured Notes, which were originally issued with a stated interest rate of 6.04%, were amended on November 7, 2012 to allow for the Company’s issuance of the 2020 Senior Unsecured Notes, resulting in an increase in the annual interest rate to 8.04%, and certain other adjustments to the existing covenants.  Principal payments on the Senior Secured Notes did not begin until August 2013.  On July 16, 2014, the Company redeemed the Senior Secured Notes utilizing proceeds received from its common and preferred stock offerings. As a result of the early extinguishment, the Company paid an early termination fee of approximately $12.4 million to the holders of the Senior Secured Notes, which is recognized as a component of debt extinguishment costs during the year ended December 31, 2014 in the accompanying statements of operations.

d.     Other debt

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the surgery centers with a book value of approximately $47.8 million. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

(13) Other Long-term Liabilities

The following table presents a summary of items comprising other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Accrued professional liabilities	$41,802	$—
Contingent purchase price payable	8,470	—
Deferred rent	16,814	14,637
Tax-effected unrecognized benefits	8,353	6,888
Other	14,004	3,978
Other long-term liabilities	$89,443	$25,503

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Total income taxes expense (benefit) for the years ended December 31, 2014, 2013 and 2012 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2014	2013	2012
Income from continuing operations	$48,103	$48,654	$40,893
Discontinued operations	(643)	9	3,045
Shareholders’ equity	(3,177)	(7,381)	(1,581)
Total	$44,283	$41,282	$42,357

Income tax expense from continuing operations for the years ended December 31, 2014, 2013 and 2012 was comprised of the following (in thousands):

	2014	2013	2012
Current:
Federal	$8,640	$7,895	$14,602
State	4,396	3,598	4,806
Deferred:
Federal	27,505	31,509	18,018
State	7,562	5,652	3,467
Income tax expense	$48,103	$48,654	$40,893

Income tax expense from continuing operations for the years ended December 31, 2014, 2013 and 2012 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2014	2013	2012
Statutory federal income tax	$102,967	$106,101	$89,806
Less federal income tax assumed directly by noncontrolling interests	(66,783)	(64,219)	(56,378)
State income taxes, net of federal income tax benefit	6,616	5,539	7,020
Increase in valuation allowances	4,662	924	419
Interest related to unrecognized tax benefits	(161)	(155)	(109)
Other	802	464	135
Income tax expense	$48,103	$48,654	$40,893

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  Decreases in interest and penalty obligations of $0.1 million, $0.2 million and $0.1 million were recognized in the consolidated statement of earnings for the years ended December 31, 2014, 2013 and 2012, respectively, resulting in a total recognition of interest and penalty obligations of approximately $1.2 million and $0.9 million in the consolidated balance sheet at December 31, 2014 and 2013, respectively.

The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature.  A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$6,330	$9,235	$7,252
Additions for tax positions of current year	204	46	119
Increases for tax positions taken during a prior period	1,069	—	1,985
Lapse of statute of limitations	(267)	(2,951)	(121)
Balance at end of year	$7,336	$6,330	$9,235

The Company believes that the total amount of increases in unrecognized tax benefits within the next 12 months will not be significant.  The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $0.4 million.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for uncollectible accounts	$1,096	$897
Accrued assets and other	27,537	5,292
Valuation allowances	(3,736)	(2,021)
Total current deferred tax assets	24,897	4,168
Share-based compensation	7,719	7,635
Interest on unrecognized tax benefits	245	230
Accrued liabilities and other	3,931	3,629
Medical malpractice	16,240	—
Operating and capital loss carryforwards	22,709	9,185
Valuation allowances	(13,721)	(7,665)
Total non-current deferred tax assets	37,123	13,014
Total deferred tax assets	62,020	17,182
Deferred tax liabilities:
Prepaid expenses	2,435	1,071
Property and equipment, principally due to differences in depreciation	15,235	4,137
Goodwill, intangible assets and other, principally due to differences in amortization	655,368	184,897
Total deferred tax liabilities	673,038	190,105
Net deferred tax liabilities	$611,018	$172,923

The net deferred tax liabilities at December 31, 2014 and 2013 were recorded as follows (in thousands):

	2014	2013
Current deferred income tax assets	$22,462	$3,097
Non-current deferred income tax liabilities	633,480	176,020
Net deferred tax liabilities	$611,018	$172,923

The Company has provided valuation allowances on its gross deferred tax assets to the extent that management does not believe that it is more likely than not that such asset will be realized.  Capital loss carryforwards began to expire in 2014, and state net operating losses will begin to expire in 2015.

(15)  Shareholders’ Equity

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

In connection with the Sheridan transaction, the Company entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the former owners of Sheridan, which provides certain demand and piggy-back registration rights with respect to the shares of Company common stock issued pursuant to the Sheridan transaction. Under the Equity Registration Rights Agreement, the Company was required, at the demand of the former owners of Sheridan, to file a shelf registration statement to register the shares of common stock issued pursuant to the Sheridan transaction. On October 22, 2014, pursuant to a request under the Equity Registration Rights Agreement, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the common stock to certain of the former owners of Sheridan. During November 2014, the shares registered on Form S-3 were sold. As a result of that transaction, the Company has no future obligation to register additional shares under the Equity Registration Rights Agreement.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

On April 24, 2012, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock.  The Company completed this repurchase program in August 2013.  On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock which expired on February 9, 2015.  As of December 31, 2014, there was approximately $27.1 million available under the stock repurchase program.

During the year ended 2014, the Company did not purchase any shares under the stock repurchase program.  During the year ended 2013, the Company purchased 1,154,378 shares of the Company’s common stock for approximately $42.7 million, at an average price of $36.93 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company’s stock incentive plans.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements.  During 2014 and 2013, the Company repurchased 100,720 shares and 102,252 shares, respectively, of common stock for approximately $4.6 million and $3.3 million, respectively.

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

On August 29, 2014, the Company's Board of Directors declared its first dividend of $1.2979 per share in cash, or $2.2 million, for the Company’s 5.25% Mandatory Convertible Preferred Stock. Subsequent quarterly dividends, to the extent lawful and declared by the Company’s Board of Directors, will be $1.3125 per share, or $2.3 million, of Mandatory Convertible Preferred Stock. For the year ended December 31, 2014, the Company's Board of Directors declared dividend payments in August and November, respectively, totaling $4.5 million.

c.   Stock Incentive Plans

Transactions in which the Company receives employee and non-employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities are accounted using a fair value method. The Company applies the Black-Scholes method of valuation in determining share-based compensation expense for option awards.

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increasing its financing cash flows by $3.2 million, $7.2 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

rates and forward-looking factors for each population identified.  The Company will adjust the estimated forfeiture rate to its actual experience.  The Company intends to retain its earnings to finance growth and development of the business and does not expect to declare or pay any cash dividends in the foreseeable future except as required in accordance with the terms of the Company's mandatory convertible preferred stock.

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan.  The Company also has unvested restricted stock and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, and the AmSurg Corp. 1997 Stock Incentive Plan, as amended, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At December 31, 2014, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 1,132,862 shares were available for future equity grants.  Restricted stock granted to outside directors vests over a one year period.  Restricted stock granted to employees vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  Under Company policy, shares held by outside directors and senior management are subject to certain holding restrictions and anti-pledging activities.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	2014	2013	2012
Share-based compensation expense	$10,104	$8,321	$6,692
Fair value of shares vested	15,126	11,742	6,425
Cash received from option exercises	2,630	33,349	18,214
Tax benefit from option exercises	3,177	7,247	1,784

As of December 31, 2014, the Company had total unrecognized compensation cost of approximately $8.4 million related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.2 years.

Average outstanding share-based awards to purchase approximately 20,000 shares of common stock that had an exercise price in excess of the average market price of the common stock during the year ended December 31, 2012 were not included in the calculation of diluted securities under the treasury method for purposes of determining diluted earnings per share due to their anti-dilutive impact. During the years ended December 31, 2014 and 2013, there were no options that were anti-dilutive.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2014, is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at January 1, 2012	732,412	$21.91
Shares granted	281,429	26.78
Shares vested	(183,019)	25.98
Shares forfeited	(2,136)	26.26
Non-vested shares at December 31, 2012	828,686	$22.50
Shares granted	291,863	31.66
Shares vested	(360,337)	21.55
Shares forfeited	(16,343)	23.11
Non-vested shares at December 31, 2013	743,869	$26.54
Shares granted	272,780	43.12
Shares vested	(336,160)	25.69
Shares forfeited	(12,380)	38.94
Non-vested shares at December 31, 2014	668,109	$33.51

A summary of stock option activity for the three years ended December 31, 2014 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at January 1, 2012	2,510,054	$23.09	3.4
Options exercised with total intrinsic value of $6.3 million	(841,599)	21.64
Options terminated	(5,625)	21.85
Outstanding at December 31, 2012	1,662,830	$23.82	2.9
Options exercised with total intrinsic value of $33.3 million	(1,392,366)	23.95
Outstanding at December 31, 2013	270,464	$23.16	2.5
Options exercised with total intrinsic value of $2.6 million	(111,743)	23.53
Outstanding, Vested and Exercisable at December 31, 2014 with an aggregate intrinsic value of $3.6 million	158,721	$22.89	1.7

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2014 exercised their options at the Company’s closing stock price on December 31, 2014.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

d. Earnings per Share

Basic net earnings attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to AmSurg common stockholders, per common share is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's 5.250% Mandatory Convertible Preferred Stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings from continuing operations attributable to AmSurg Corp. and net earnings attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the year ended December 31, 2014, 1.8 million common share equivalents related to the Mandatory Convertible Preferred Stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2014:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$50,777	39,311	$1.29
Effect of dilutive securities options and non-vested shares	—	314
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$50,777	39,625	$1.28

For the year ended December 31, 2013:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$71,009	31,338	$2.27
Effect of dilutive securities options and non-vested shares	—	616
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$71,009	31,954	$2.22

For the year ended December 31, 2012:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$60,037	30,773	$1.95
Effect of dilutive securities options and non-vested shares	—	835
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$60,037	31,608	$1.90

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(16)  Leases

The Company has entered into various building and equipment capital and operating leases in operation and under development and for office space, expiring at various dates through 2036.  Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2014 were as follows (in thousands):

Year Ended December 31,	Capital Leases	Operating Leases
2015	$2,613	$53,007
2016	2,146	51,687
2017	1,901	50,260
2018	1,594	47,978
2019	1,388	46,880
Thereafter	11,361	356,337
Total minimum rentals	21,003	$606,149
Less amounts representing interest at rates ranging from 2.7% to 11.8%	5,797
Capital lease obligations	$15,206

At December 31, 2014, buildings and equipment with a cost of approximately $19.2 million and accumulated depreciation of approximately $4.7 million were held under capital leases.  The Company and the partners in the partnerships have guaranteed payment of certain of these leases.  Rental expense for operating leases for the years ended December 31, 2014, 2013 and 2012 was approximately $66.1 million, $52.6 million and $47.3 million, respectively.

(17)  Related Party Transactions

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

Related party payments for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	2014	2013	2012
Operating leases	$27,559	$29,240	$29,079
Salaries and benefits	66,763	72,892	65,908
Billing fees	9,899	11,591	11,126
Medical advisory services	2,811	2,993	2,671

The Company also reimburses their physician partners for operating expenses paid by the physician partners to third party providers on the behalf of the surgery center. The Company believes that the foregoing transactions are reasonably expected to benefit the Company and that the amount of reimbursed expenses included in other operating expenses in the accompanying consolidated statements of earnings for each of the years ended December 31, 2014, 2013 and 2012 were not significant.

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

(18)  Employee Benefit Programs

The Company maintains the AmSurg 401(k) Plan and Trust.  This plan is a defined contribution plan covering substantially all employees of the Company and provides for voluntary contributions by these employees, subject to certain limits.  Company contributions are based on specified percentages of employee compensation.  The Company funds contributions as accrued.  The Company’s contributions for the years ended December 31, 2014, 2013 and 2012 were approximately $1.6 million, $1.1 million and $1.0 million, respectively, and vest immediately or incrementally over five years, depending on the tenures of the respective employees for which the contributions were made.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

As part of the Sheridan acquisition, the Company maintains qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code. In addition, in connection with certain acquisitions, the Company continues to maintain defined contribution savings plans allowed under the Internal Revenue Code. The plans permit participant contributions and allow elective Company contributions or required Company contributions subject to the limits defined by each of the Plans. For the year ended December 31, 2014, the Company has recorded expense of approximately $5.6 million related to the Company's contributions to these plans. Employees generally vest incrementally over four years, depending on the tenures of the respective employees for which the contributions were made.

The Company maintains the Supplemental Executive and Director Retirement Savings Plan.  This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation.  Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years.  The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets.  Employer contributions to this plan for the years ended December 31, 2014, 2013 and 2012 were approximately $0.8 million, $2.3 million and $1.7 million, respectively. As of December 31, 2014 and 2013, the cash surrender value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets in the accompanying consolidated balance sheets, was $17.3 million and $13.3 million, respectively.

(19)  Commitments and Contingencies

Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company's management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

Insurance Programs

Given the nature of the services provided, the Company and its subsidiaries are subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer which is fully reinsured by the Company's wholly-owned captive. In addition, the wholly-owned captive provides stop loss coverage for the Company’s self-insured employee health program. The assets, liabilities and results of operations of the wholly-owned captive are consolidated in the accompanying consolidated financial statements. The liabilities for self-insurance in the accompanying consolidated balance sheets include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. The Company also obtains professional liability insurance on a claims-made basis from third party insurers for its surgery centers and certain of its owned practices and employed physicians.

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

Redeemable Noncontrolling Interests

Certain of the Company’s wholly-owned subsidiaries, as general partners in the LPs, are responsible for all debts incurred but unpaid by the LPs. As manager of the operations of the LPs, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2014. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Corporate Headquarters Operating Lease

On December 27, 2012, the Company entered into a lease agreement to lease an approximately 110,000 square foot building in Nashville, Tennessee that will serve as its corporate headquarters. The Company took possession of the building in the fourth quarter of 2014.

(20) Segment Reporting

Prior to the Sheridan acquisition, the Company operated its centers as individual components of one operating and reportable segment. Upon completion of the Sheridan acquisition, the Company operates in two major lines of business - the operation of ambulatory surgery centers and providing multi-specialty outsourced physician services, which have been identified as its operating and reportable segments. Through the ambulatory services segment, the Company acquires, develops and operates ambulatory surgery centers in partnership with physicians. Through the physician services segment, the Company provides outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, children’s services, emergency medicine and radiology.

The Company’s financial information by operating segment is prepared on an internal management reporting basis that the chief operating decision maker uses to allocate resources and assess the performance of the operating segments. The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker which is its Chief Executive Officer.

The following table presents financial information for each reportable segment (in thousands):

	Year ended December 31,
	2014	2013	2012
Net Revenue:
Ambulatory Services	$1,109,935	$1,057,196	$899,245
Physician Services	512,014	—	—
Total	$1,621,949	$1,057,196	$899,245

Adjusted Segment EBITDA:
Ambulatory Services	$197,377	$187,972	$154,527
Physician Services	107,105	—	—
Total	$304,482	$187,972	$154,527

Adjusted Segment EBITDA:	$304,482	$187,972	$154,527
Earnings from continuing operations attributable to noncontrolling interests	190,809	183,484	155,661
Interest expense, net	(83,285)	(29,525)	(16,950)
Depreciation and amortization	(60,344)	(32,400)	(29,255)
Share-based compensation	(10,104)	(8,321)	(6,692)
Transaction costs	(33,890)	(300)	(700)
Debt extinguishment costs	(16,887)	—	—
Gain on deconsolidation	3,411	2,237	—
Earnings from continuing operations before income taxes	$294,192	$303,147	$256,591

Acquisition and Capital Expenditures:
Ambulatory Services (1)	$81,156	$102,450	$306,252
Physician Services	28,909	—	—
Total	$110,065	$102,450	$306,252

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

	2014	2013
Assets:
Ambulatory Services	$2,528,525	$2,177,944
Physician Services	2,994,999	—
Total	$5,523,524	$2,177,944

(1)	Excludes the purchase price to acquire Sheridan.

(21)  Financial Information for the Company and Its Subsidiaries

The 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized 100% owned domestic subsidiaries.  The 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,351	$23,471	$50,257	$—	$208,079
Restricted cash and marketable securities	—	—	10,219	—	10,219
Accounts receivable, net	—	123,772	109,281	—	233,053
Supplies inventory	—	301	19,673	—	19,974
Prepaid and other current assets	47,997	58,388	13,795	(4,818)	115,362
Total current assets	182,348	205,932	203,225	(4,818)	586,687
Property and equipment, net	10,391	9,972	160,085	—	180,448
Investments in and receivables from unconsolidated affiliates	3,912,804	1,587,881	—	(5,425,210)	75,475
Goodwill	—	1,490,981	—	1,890,168	3,381,149
Intangible assets, net	67,678	1,203,218	2,983	—	1,273,879
Other assets	3,323	943	23,086	(1,466)	25,886
Total assets	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$10,126	$—	$18,826
Accounts payable	1,849	35	31,781	(4,080)	29,585
Accrued salaries and benefits	25,035	101,395	13,614	—	140,044
Accrued interest	29,621	—	23	—	29,644
Other accrued liabilities	8,051	44,305	16,368	(738)	67,986
Total current liabilities	73,256	145,735	71,912	(4,818)	286,085
Long-term debt	2,206,950	—	53,648	(28,412)	2,232,186
Deferred income taxes	209,400	425,546	—	(1,466)	633,480
Other long-term liabilities	7,391	63,616	18,436	—	89,443
Intercompany payable	—	1,219,979	8,010	(1,227,989)	—
Noncontrolling interests – redeemable	—	—	63,544	120,555	184,099
Equity:
Total AmSurg Corp. equity	1,679,547	2,644,051	130,206	(2,774,257)	1,679,547
Noncontrolling interests – non-redeemable	—	—	43,623	375,061	418,684
Total equity	1,679,547	2,644,051	173,829	(2,399,196)	2,098,231
Total liabilities and equity	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$6,710	$—	$44,130	$—	$50,840
Accounts receivable, net	—	—	105,072	—	105,072
Supplies inventory	33	—	18,381	—	18,414
Prepaid and other current assets	27,090	—	13,971	(4,362)	36,699
Total current assets	33,833	—	181,554	(4,362)	211,025
Property and equipment, net	6,024	—	157,666	—	163,690
Investments in and receivables from unconsolidated affiliates	1,484,108	1,453,596	—	(2,922,178)	15,526
Goodwill	—	—	—	1,758,970	1,758,970
Intangible assets, net	24,489	—	3,378	—	27,867
Other assets	866	—	—	—	866
Total assets	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$10,714	$—	$10,130	$—	$20,844
Accounts payable	1,972	—	29,487	(3,958)	27,501
Accrued salaries and benefits	21,115	—	11,179	—	32,294
Accrued interest	1,847	—	38	—	1,885
Other accrued liabilities	4,457	—	3,293	(404)	7,346
Total current liabilities	40,105	—	54,127	(4,362)	89,870
Long-term debt	561,429	—	53,246	(31,377)	583,298
Deferred income taxes	176,020	—	—	—	176,020
Other long-term liabilities	7,569	—	17,934	—	25,503
Noncontrolling interests – redeemable	—	—	63,704	113,993	177,697
Equity:
Total AmSurg Corp. equity	764,197	1,453,596	114,671	(1,568,267)	764,197
Noncontrolling interests – non-redeemable	—	—	38,916	322,443	361,359
Total equity	764,197	1,453,596	153,587	(1,245,824)	1,125,556
Total liabilities and equity	$1,549,320	$1,453,596	$342,598	$(1,167,570)	$2,177,944

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenues	$24,773	$508,572	$1,112,940	$(24,336)	$1,621,949
Operating expenses:
Salaries and benefits	65,697	350,615	284,050	(5,786)	694,576
Supply cost	—	1,292	163,004	—	164,296
Other operating expenses	18,667	53,413	231,398	(18,550)	284,928
Transaction costs	29,004	4,886	—	—	33,890
Depreciation and amortization	4,044	25,610	30,690	—	60,344
Total operating expenses	117,412	435,816	709,142	(24,336)	1,238,034
Gain on deconsolidation	3,411	3,411	—	(3,411)	3,411
Equity in earnings of unconsolidated affiliates	234,246	211,889	—	(439,097)	7,038
Operating income	145,018	288,056	403,798	(442,508)	394,364
Interest expense, net	47,997	33,026	2,262	—	83,285
Debt extinguishment costs	16,887	—	—	—	16,887
Earnings from continuing operations before income taxes	80,134	255,030	401,536	(442,508)	294,192
Income tax expense	29,166	17,373	1,564	—	48,103
Net earnings from continuing operations	50,968	237,657	399,972	(442,508)	246,089
Net earnings (loss) from discontinued operations	2,733	—	(4,029)	—	(1,296)
Net earnings	53,701	237,657	395,943	(442,508)	244,793
Net earnings attributable to noncontrolling interests	—	21	191,071	—	191,092
Net earnings attributable to AmSurg Corp. shareholders	53,701	237,636	204,872	(442,508)	53,701
Preferred stock dividends	(4,503)	—	—	—	(4,503)
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$237,636	$204,872	$(442,508)	$49,198
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$46,465	$237,636	$209,184	$(442,508)	$50,777
Earnings (loss) from discontinued operations, net of income tax	2,733	—	(4,312)	—	(1,579)
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$237,636	$204,872	$(442,508)	$49,198

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenues	$24,167	$—	$1,050,547	$(17,518)	$1,057,196
Operating expenses:
Salaries and benefits	61,038	—	267,014	(467)	327,585
Supply cost	—	—	153,126	—	153,126
Other operating expenses	22,360	—	211,192	(17,051)	216,501
Transaction costs	300	—	—	—	300
Depreciation and amortization	3,186	—	29,214	—	32,400
Total operating expenses	86,884	—	660,546	(17,518)	729,912
Gain on deconsolidation	2,237	2,237	—	(2,237)	2,237
Equity in earnings of unconsolidated affiliates	204,962	204,962	—	(406,773)	3,151
Operating income	144,482	207,199	390,001	(409,010)	332,672
Interest expense, net	27,282	—	2,243	—	29,525
Earnings from continuing operations before income taxes	117,200	207,199	387,758	(409,010)	303,147
Income tax expense	47,139	—	1,515	—	48,654
Net earnings from continuing operations	70,061	207,199	386,243	(409,010)	254,493
Net earnings from discontinued operations	2,642	—	4,409	—	7,051
Net earnings	72,703	207,199	390,652	(409,010)	261,544
Net earnings attributable to noncontrolling interests	—	—	188,841	—	188,841
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$70,061	$207,199	$202,759	$(409,010)	$71,009
Earnings (loss) from discontinued operations, net of income tax	2,642	—	(948)	—	1,694
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2012 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenues	$19,907	$—	$894,239	$(14,901)	$899,245
Operating expenses:
Salaries and benefits	54,895	—	230,083	(450)	284,528
Supply cost	—	—	126,919	—	126,919
Other operating expenses	19,799	—	180,518	(14,451)	185,866
Transaction costs	700	—	—	—	700
Depreciation and amortization	2,860	—	26,395	—	29,255
Total operating expenses	78,254	—	563,915	(14,901)	627,268
Equity in earnings of unconsolidated affiliates	178,137	178,137	—	(354,710)	1,564
Operating income	119,790	178,137	330,324	(354,710)	273,541
Interest expense, net	14,803	—	2,147	—	16,950
Earnings from continuing operations before income taxes	104,987	178,137	328,177	(354,710)	256,591
Income tax expense	39,339	—	1,554	—	40,893
Net earnings from continuing operations	65,648	178,137	326,623	(354,710)	215,698
Net earnings (loss) from discontinued operations	(3,085)	—	11,030	—	7,945
Net earnings	62,563	178,137	337,653	(354,710)	223,643
Net earnings attributable to noncontrolling interests	—	—	161,080	—	161,080
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$65,648	$178,137	$170,962	$(354,710)	$60,037
Earnings (loss) from discontinued operations, net of income tax	(3,085)	—	5,611	—	2,526
Net earnings attributable to AmSurg Corp. common shareholders	$62,563	$178,137	$176,573	$(354,710)	$62,563

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$96,681	$298,415	$430,880	$(413,605)	$412,371
Cash flows from investing activities:
Acquisitions and related transactions	(2,124,124)	(2,188,191)	1,520	2,126,737	(2,184,058)
Acquisition of property and equipment	(7,877)	(9,933)	(22,407)	—	(40,217)
Proceeds from sale of interests in surgery centers	—	7,069	—	—	7,069
Purchases of marketable securities	—	—	(6,474)	—	(6,474)
Maturities of marketable securities	—	—	3,486	—	3,486
Other	(3,068)	(6,594)	4,721	—	(4,941)
Net cash flows used in investing activities	(2,135,069)	(2,197,649)	(19,154)	2,126,737	(2,225,135)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,040,000	—	8,958	—	2,048,958
Repayment on long-term borrowings	(396,493)	—	(11,982)	—	(408,475)
Distributions to owners, including noncontrolling interests	—	(202,247)	(401,455)	413,605	(190,097)
Capital contributions	—	2,124,124	—	(2,124,124)	—
Proceeds from preferred stock offering	172,500	—	—	—	172,500
Cash dividends for preferred shares	(4,503)	—	—	—	(4,503)
Proceeds from common stock offering	439,875	—	—	—	439,875
Payments of equity issuance costs	(24,494)	—	—	—	(24,494)
Financing cost incurred	(65,811)	—	—	—	(65,811)
Changes in intercompany balances with affiliates, net	2,965	—	(2,965)	—	—
Other financing activities, net	1,990	828	1,845	(2,613)	2,050
Net cash flows provided by (used in) financing activities	2,166,029	1,922,705	(405,599)	(1,713,132)	1,970,003
Net increase in cash and cash equivalents	127,641	23,471	6,127	—	157,239
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$134,351	$23,471	$50,257	$—	$208,079

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$45,127	$208,773	$426,572	$(347,648)	$332,824
Cash flows from investing activities:
Acquisitions and related transactions	—	(74,288)	—	694	(73,594)
Acquisition of property and equipment	(3,693)	—	(25,163)	—	(28,856)
Proceeds from sale of interests in surgery centers	—	3,553	—	—	3,553
Other	—	159	—	—	159
Net cash flows used in investing activities	(3,693)	(70,576)	(25,163)	694	(98,738)
Cash flows from financing activities:
Proceeds from long-term borrowings	152,700	—	9,504	—	162,204
Repayment on long-term borrowings	(188,081)	—	(14,002)	—	(202,083)
Distributions to owners, including noncontrolling interests	—	(138,875)	(392,922)	347,648	(184,149)
Changes in intercompany balances with affiliates, net	88	—	(88)	—	—
Other financing activities, net	(6,690)	678	1,090	(694)	(5,616)
Net cash flows used in financing activities	(41,983)	(138,197)	(396,418)	346,954	(229,644)
Net increase (decrease) in cash and cash equivalents	(549)	—	4,991	—	4,442
Cash and cash equivalents, beginning of period	7,259	—	39,139	—	46,398
Cash and cash equivalents, end of period	$6,710	$—	$44,130	$—	$50,840

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2012 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$(83,605)	$182,851	$379,257	$(182,851)	$295,652
Cash flows from investing activities:
Acquisitions and related transactions	(90,029)	(280,189)	—	92,830	(277,388)
Acquisition of property and equipment	(3,681)	—	(25,183)	—	(28,864)
Proceeds from sale of interests in surgery centers	—	7,309	—	—	7,309
Net cash flows used in investing activities	(93,710)	(272,880)	(25,183)	92,830	(298,943)
Cash flows from financing activities:
Proceeds from long-term borrowings	560,000	—	5,566	—	565,566
Repayment on long-term borrowings	(381,220)	—	(12,944)	—	(394,164)
Distributions to owners, including noncontrolling interests	—	—	(345,792)	182,851	(162,941)
Capital contributions	—	90,029	—	(90,029)	—
Changes in intercompany balances with affiliates, net	(2,666)	—	2,666	—	—
Other financing activities, net	(70)	—	3,381	(2,801)	510
Net cash flows provided by (used in) financing activities	176,044	90,029	(347,123)	90,021	8,971
Net increase (decrease) in cash and cash equivalents	(1,271)	—	6,951	—	5,680
Cash and cash equivalents, beginning of period	8,530	—	32,188	—	40,718
Cash and cash equivalents, end of period	$7,259	$—	$39,139	$—	$46,398

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(22)  Subsequent Events

The Company assessed events occurring subsequent to December 31, 2014 for potential recognition and disclosure in the consolidated financial statements. In January and February 2015, the Company, through a wholly-owned subsidiary, acquired a majority interest in a surgery center for a purchase price of approximately $42.0 million and acquired two physician practices for an aggregate purchase price of approximately $35.0 million.

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which it intends to be the future headquarters of the Company’s Physician Services Division. The Company expects to occupy approximately 167,000 square feet of office space by September 1, 2016 and an additional approximately 55,000 square feet of space commencing May 1, 2017. The initial term of this lease agreement is set to expire in February 2029. According to the terms of the lease, the Company will take possession in March of 2015 to begin tenant improvements. As the lease is expected to be operating in nature, the Company will begin to recognize rent expense on a straight line basis when possession is obtained. Annual rent expense is expected to be approximately $2.7 million per year.

Other than the items described above, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2014 and 2013.  The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof.  Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2014				2013
	Q1	Q2	Q3 (2)	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share data)
Net revenues	$259,561	$278,227	$502,350	$581,811	$253,364	$262,497	$262,240	$279,095
Earnings from continuing operations before income taxes	73,029	80,487	39,141	101,535	73,069	77,100	72,615	80,363
Net earnings from continuing operations	60,047	67,689	39,119	79,234	61,068	64,607	61,470	67,348
Net earnings (loss) from discontinued operations(1)	68	483	(1,697)	(150)	1,205	1,229	797	3,820
Net earnings	60,115	68,172	37,422	79,084	62,273	65,836	62,267	71,168
Net earnings (loss) attributable to AmSurg Corp. common shareholders:
Continuing	17,392	18,771	(10,697)	25,311	17,349	18,093	16,636	18,931
Discontinued	(197)	190	(1,376)	(196)	462	470	135	627
Net earnings (loss)	$17,195	$18,961	$(12,073)	$25,115	$17,811	$18,563	$16,771	$19,558
Basic net earnings (loss) from continuing operations per share	$0.55	$0.59	$(0.23)	$0.53	$0.56	$0.58	$0.53	$0.60
Basic net earnings (loss) per share	$0.54	$0.60	$(0.26)	$0.53	$0.57	$0.59	$0.53	$0.62
Diluted net earnings (loss) from continuing operations per share	$0.54	$0.58	$(0.23)	$0.53	$0.54	$0.57	$0.52	$0.59
Diluted net earnings (loss) per share	$0.54	$0.59	$(0.26)	$0.53	$0.56	$0.58	$0.52	$0.61

(1)      Certain previously reported amounts have been reclassified for current year presentation for discontinued operations.
(2)     The results of operations for Sheridan are effective July 16, 2014. Additionally, $16.9 million of debt extinguishment costs and $25.1 million of transaction costs were incurred during the quarter.

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

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation.  Our review excluded the acquisition of Sheridan, whose consolidated assets of approximately $2,995 million and whose net revenues of approximately $512 million, were included in the Company’s consolidated balance sheet and statement of earnings as of and for the year ended December 31, 2014. We expect that our internal control system will be fully implemented at Sheridan during 2015 and correspondingly evaluated by us for effectiveness. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2014.

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

/s/ Christopher A. Holden
Christopher A. Holden
President and Chief Executive Officer

/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer

Item 9A. Controls and Procedures - (continued)	Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sheridan, which was acquired on July 16, 2014 and whose financial statements constitute approximately $2,995 million of consolidated assets and approximately $512 million of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Sheridan. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 27, 2015

Item 9A. Controls and Procedures - (continued)	Table of Contents

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2014.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the Sheridan acquisition on July 16, 2014, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of Sheridan and the integration of Sheridan's internal controls within our broader framework of controls. The Securities and Exchange Commission's rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of Sheridan's internal controls within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Election of Directors,” is incorporated herein by reference.  Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the captions “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.

Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Election of Directors,” is incorporated herein by reference.

Item 11.      Executive Compensation

Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2014, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2014 and 2013,” is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated February 27, 2015; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 27, 2015

S-1

AmSurg Corp.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Balance at	Charged to	Charge-off	Balance
	Beginning	Cost and	Against	at End of
	of Period	Expenses	Allowances	Period
Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:
Year ended December 31, 2014	$27,862	$139,274	$(53,779)	$113,357
Year ended December 31, 2013	$22,379	$21,983	$(16,500)	$27,862
Year ended December 31, 2012	$18,844	$20,340	$(16,805)	$22,379

S-2

(3) Exhibits	Table of Contents

Exhibit	Description

2.1
Purchase Agreement and Agreement and Plan of Merger, dated as of May 29, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders’ Rep LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated June 2, 2014)

2.2
Amendment No. 1 to Purchase Agreement and Agreement and Plan of Merger, dated as of June 12, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders’ Rep LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated June 18, 2014)

2.3
Letter Agreement, dated July 16, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP, LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders Rep, LLC (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, dated July 22, 2014)

3.1	Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

3.2	Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, dated May 22, 2012)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

4.2
Indenture, dated as of November 20, 2012, among AmSurg Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated November 20, 2012)

4.4
Indenture, dated as of July 16, 2014, among AmSurg Escrow Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated July 22, 2014)

4.5
First Supplemental Indenture, dated as of July 16, 2014, between AmSurg Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated July 22, 2014)

4.6
Supplemental Indenture, dated as of July 16, 2014, among AmSurg Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, dated July 22, 2014)

4.7
Registration Rights Agreement, dated as of July 16, 2014, AmSurg Corp., the subsidiary guarantors listed therein, and Citigroup Global Markets Inc., acting on behalf of itself and as the representative of the several Initial Purchasers listed therein (incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K, dated July 22, 2014)

4.8	Form of 5.625% Rule 144A Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated July 22, 2014)

4.9	Form of 5.625% Regulation S Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated July 22, 2014)

4.10
Registration Rights Agreement, dated as of July 16, 2014, among AmSurg Corp. and each of the other signatories from time to time a party thereto (incorporated by reference to Exhibit 4.7 of the Current Report on Form 8-K, dated July 22, 2014)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.1	*
Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (filed with the Commission on February 4, 2014))

10.2
Revolving Credit Agreement, dated as of May 28, 2010, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, dated June 2, 2010)

10.3
First Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial  institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated April 12, 2011)

10.4
Second Amendment to Revolving Credit Agreement, dated as of April 6, 2011, among AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated April 12, 2011)

10.5
Third Amendment to Revolving Credit Agreement, dated as of August 30, 2011, among  AmSurg, SunTrust Bank, as Administrative Agent, and various banks and other financial institutions (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated September 2, 2011)

10.6
Fourth Amendment to Revolving Credit Agreement, dated as of June 29, 2012, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated June 29, 2012)

10.7
Fifth Amendment to Revolving Credit Agreement, dated as of November 7, 2012, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated November 20, 2012)

10.8
Sixth Amendment to Revolving Credit Agreement and First Amendment to Subsidiary Guarantee Agreement, dated as of June 14, 2013, among AmSurg Corp., each of the wholly-owned subsidiaries of the Company a party thereto, the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 18, 2013)

10.9
Seventh Amendment to Revolving Credit Agreement and Limited Consent, dated as of June 27, 2014, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and SunTrust Bank, in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated July 2, 2014)

10.10
Note Purchase Agreement, dated as of May 28, 2010 among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 99.2 of the Current Report on  Form 8-K, dated  June 2, 2010)

10.11
First Amendment to Note Purchase Agreement, dated as of April 6, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K, dated April 12, 2011)

10.12
Second Amendment to Note Purchase Agreement, dated as of August 30, 2011, among AmSurg, The Prudential Life Insurance Company of America, and various other financial institutions (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated September 2, 2011)

10.13
Third Amendment to Note Purchase Agreement, dated as of June 29, 2012, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated June 29, 2012)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.14
Fourth Amendment to Note Purchase Agreement, dated as of November 7, 2012, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated November 20, 2012)

10.15
Fifth Amendment to Note Purchase Agreement and Limited Consent, dated as of June 27, 2014, among AmSurg Corp. and the holders of Notes party thereto (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated July 2, 2014)

10.16	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.17	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.18	*	Form of Non-Qualified Stock Option Agreement – 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.19	*	Form of Restricted Stock Agreement for Non-Employee Directors – 1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated May 24, 2005)

10.20		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.21
First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.22
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

10.24
Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.25
Fifth Amendment to Lease Agreement, dated November 9, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2012)

10.26
Sixth Amendment to Lease Agreement, dated December 27, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated January 3, 2013)

10.27		Lease Agreement, dated December 27, 2012, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated January 3, 2013)

10.28
First Amendment to Lease Agreement, dated February 15, 2013, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2012)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.29		Second Amendment to Lease Agreement, dated April 11, 2013, between Burton 6, LLC and AmSurg Corp.

10.30		Third Amendment to Lease Agreement, dated October 13, 2013, between Burton 6, LLC and AmSurg Corp.

10.31	*	Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 6, 2012)

10.32	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated November 22, 2013)

10.33	*	Form of Restricted Share Award Agreement for Non-Employee Directors – 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.34	*	Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.35	*	Form of Restricted Share Award for Employees – 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 26, 2010)

10.36	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.37	*
Second Amended and Restated Employment Agreement, dated November 21, 2013, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 22, 2013)

10.38	*
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

10.41	*
Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated February 4, 2014)

10.42	*	Schedule of Non-employee Director Compensation

10.43
Credit Agreement, dated as of July 16, 2014, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and Citibank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.44	*	AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 21, 2014)

10.45	*	Form of Restricted Stock Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

12.1		Statement of Computation of Ratios of Earnings to Fixed Charges

18.1		Preferability Letter Provided by Deloitte and Touche LLP

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in the signature page hereto)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.

	*	Management contract or compensatory plan, contract or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMSURG CORP.

Date: February 27, 2015

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

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Christopher A. Holden

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 27, 2015
Claire M. Gulmi

/s/ Steven I. Geringer	Chairman of the Board	February 27, 2015
Steven I. Geringer

/s/ Thomas G. Cigarran	Director	February 27, 2015
Thomas G. Cigarran

/s/ James A. Deal	Director	February 27, 2015
James A. Deal

/s/ John T. Gawaluck	Director	February 27, 2015
John T. Gawaluck

/s/ Henry D. Herr	Director	February 27, 2015
Henry D. Herr

/s/ Joey A. Jacobs	Director	February 27, 2015
Joey A. Jacobs

/s/ Kevin P. Lavender	Director	February 27, 2015
Kevin P. Lavender

/s/ Cynthia S. Miller	Director	February 27, 2015
Cynthia S. Miller

/s/ John W. Popp, Jr., M.D.	Director	February 27, 2015
John W. Popp, Jr., M.D.