Form 10-Q
period 2015-03-31
AMSURG CORP
filed 2015-05-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Yes [  ]                    No [X]

As of May 6, 2015 there were outstanding 48,413,184 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Three Months Ended March 31, 2015

i

Part I

Item 1.  Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$116,156	$208,079
Restricted cash and marketable securities	10,957	10,219
Accounts receivable, net of allowance of $124,606 and $113,357, respectively	244,002	233,053
Supplies inventory	20,473	19,974
Prepaid and other current assets	97,361	115,362
Total current assets	488,949	586,687
Property and equipment, net	183,446	180,448
Investments in unconsolidated affiliates	79,311	75,475
Goodwill	3,500,668	3,381,149
Intangible assets, net	1,306,267	1,273,879
Other assets	25,368	25,886
Total assets	$5,584,009	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$18,858	$18,826
Accounts payable	25,808	29,585
Accrued salaries and benefits	144,607	140,044
Accrued interest	17,857	29,644
Other accrued liabilities	75,701	67,986
Total current liabilities	282,831	286,085
Long-term debt	2,229,994	2,232,186
Deferred income taxes	648,444	633,480
Other long-term liabilities	92,485	89,443
Commitments and contingencies
Noncontrolling interests – redeemable	183,459	184,099
Equity:
Mandatory convertible preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 70,000 shares authorized, 48,413 and 48,113 shares issued and outstanding, respectively	888,748	885,393
Retained earnings	646,296	627,522
Total AmSurg Corp. equity	1,701,676	1,679,547
Noncontrolling interests – non-redeemable	445,120	418,684
Total equity	2,146,796	2,098,231
Total liabilities and equity	$5,584,009	$5,523,524

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (unaudited) (In thousands, except earnings per share)

	Three Months Ended March 31,
	2015	2014
Revenues	$638,197	$259,561
Provision for uncollectibles	(67,752)	—
Net revenue	570,445	259,561
Operating expenses:
Salaries and benefits	302,179	82,149
Supply cost	42,584	37,805
Other operating expenses	90,570	54,169
Transaction costs	1,471	—
Depreciation and amortization	22,818	8,259
Total operating expenses	459,622	182,382
Gain (loss) on deconsolidation	(223)	2,045
Equity in earnings of unconsolidated affiliates	2,651	764
Operating income	113,251	79,988
Interest expense, net	30,247	6,960
Earnings from continuing operations before income taxes	83,004	73,028
Income tax expense	14,249	12,982
Net earnings from continuing operations	68,755	60,046
Net earnings from discontinued operations	—	68
Net earnings	68,755	60,114
Less net earnings attributable to noncontrolling interests	47,717	42,919
Net earnings attributable to AmSurg Corp. shareholders	21,038	17,195
Preferred stock dividends	(2,264)	—
Net earnings attributable to AmSurg Corp. common shareholders	$18,774	$17,195

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$18,774	$17,392
Loss from discontinued operations, net of income tax	—	(197)
Net earnings attributable to AmSurg Corp. common shareholders	$18,774	$17,195
Basic earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$0.39	$0.55
Net loss from discontinued operations	—	(0.01)
Net earnings	$0.39	$0.54
Diluted earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$0.39	$0.54
Net loss from discontinued operations	—	(0.01)
Net earnings	$0.39	$0.54
Weighted average number of shares and share equivalents outstanding:
Basic	47,572	31,716
Diluted	47,905	32,120

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
			Mandatory			Noncontrolling		Interests –
			Convertible			Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2014	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	21,038	15,037	36,075	32,680
Issuance of restricted stock	296	—	—	—	—	—	—	—
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—
Stock options exercised	77	1,746	—	—	—	—	1,746	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	3,709	—	—	—	—	3,709	—
Tax benefit related to exercise of stock options	—	3,317	—	—	—	—	3,317	—
Dividends paid on preferred stock	—	—	—	—	(2,264)	—	(2,264)	—
Acquisitions and other transactions impacting noncontrolling interests	—	144	—	—	—	23,012	23,156	(646)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(14,564)	(14,564)	(32,544)
Disposals and other transactions impacting noncontrolling interests	—	(1,877)	—	—	—	2,951	1,074	(130)
Balance at March 31, 2015	48,413	$888,748	1,725	$166,632	$646,296	$445,120	$2,146,796	$183,459

Balance at January 1, 2014	32,353	$185,873	—	$—	$578,324	$361,359	$1,125,556	$177,697
Net earnings	—	—	—	—	17,195	12,219	29,414	30,700
Issuance of restricted stock	200	—	—	—	—	—	—	—
Stock options exercised	20	488	—	—	—	—	488	—
Stock repurchased	(68)	(2,857)	—	—	—	—	(2,857)	—
Share-based compensation	—	2,458	—	—	—	—	2,458	—
Tax benefit related to exercise of stock options	—	1,727	—	—	—	—	1,727	—
Acquisitions and other transactions impacting noncontrolling interests	—	286	—	—	—	3,690	3,976	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(12,753)	(12,753)	(30,441)
Disposals and other transactions impacting noncontrolling interests	—	(1,081)	—	—	—	(1,291)	(2,372)	(273)
Balance at March 31, 2014	32,505	$186,894	—	$—	$595,519	$363,224	$1,145,637	$177,683

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$68,755	$60,114
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	22,818	8,259
Amortization of deferred loan costs	2,074	498
Provision for uncollectibles	73,999	5,216
Net loss on sale of long-lived assets	—	604
Loss (gain) on deconsolidation	223	(2,045)
Share-based compensation	3,709	2,458
Excess tax benefit from share-based compensation	(3,317)	(1,727)
Deferred income taxes	3,334	11,933
Equity in earnings of unconsolidated affiliates	(2,651)	(764)
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(74,214)	(6,867)
Supplies inventory	(30)	(245)
Prepaid and other current assets	13,842	(3,638)
Accounts payable	(2,526)	(3,578)
Accrued expenses and other liabilities	(7,886)	(606)
Other, net	697	207
Net cash flows provided by operating activities	98,827	69,819
Cash flows from investing activities:
Acquisitions and related expenses	(126,578)	(5,038)
Acquisition of property and equipment	(14,783)	(7,038)
Proceeds from sale of interests in surgery centers	—	1,111
Other	(220)	(418)
Net cash flows used in investing activities	(141,581)	(11,383)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,227	31,945
Repayment on long-term borrowings	(5,213)	(50,853)
Distributions to noncontrolling interests	(47,202)	(43,194)
Cash dividends for preferred shares	(2,264)	—
Proceeds from issuance of common stock upon exercise of stock options	1,746	488
Repurchase of common stock	(3,684)	(2,857)
Excess tax benefit from share-based compensation	3,317	1,727
Other	1,904	584
Net cash flows used in financing activities	(49,169)	(62,160)
Net decrease in cash and cash equivalents	(91,923)	(3,724)
Cash and cash equivalents, beginning of period	208,079	50,840
Cash and cash equivalents, end of period	$116,156	$47,116

Supplemental cash flow information:
Interest payments	$40,043	$3,132
Income tax paid (received)	$(88)	$65

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all adjustments, consisting of only normal recurring accruals, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

Ambulatory Services

AmSurg Corp. (the Company), through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited partnerships (LPs) and limited liability companies (LLCs) which own and operate ambulatory surgery centers (ASCs, surgery centers or centers).  The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in 13 LPs and LLCs, 2 of which it consolidates as the Company has substantive participation rights and 11 of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated LPs and LLCs.  Consolidation of such LPs and LLCs is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the LPs and LLCs, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net income attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of earnings; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

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

Physician Services

On July 16, 2014, the Company completed its acquisition of Sheridan Healthcare (Sheridan). Sheridan is a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. Sheridan focuses on delivering comprehensive physician services, primarily in the areas of anesthesiology, children's services, radiology and emergency medicine to healthcare facilities. Through its contracts with healthcare facilities, Sheridan is authorized to bill and collect charges for fee for service medical services rendered by its healthcare professionals and employees in exchange for the provision of services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established when payments from third-party payors are inadequate to support the costs of providing the services

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

Restricted Cash and Marketable Securities

As of March 31, 2015, the Company had $30.3 million of restricted cash and marketable securities in the accompanying consolidated balance sheets, which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $19.3 million of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. The remaining $11.0 million is reflected as a component of total current assets in the accompanying consolidated balance sheets as such amount is available to satisfy the claims payments estimated to occur in the next twelve months. As of March 31, 2015, the Company had $3.0 million included in restricted cash and marketable securities, consisting of certificates of deposit with maturities less than 180 days, which approximates fair value.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and these notes have been reclassified to reflect the impact of additional discontinued operations as further discussed in note 6.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment,” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation. The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy. The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, the Company will dispose of certain of its entities due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those entities. Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations. The Company adopted this ASU effective January 1, 2015 and did not have any disposals during the three months ended March 31, 2015.  The Company does not believe this ASU will have a material impact on the Company’s consolidated financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In April 2015, the FASB proposed a one-year deferral of the ASU. The guidance in ASU 2014-09 would be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim

Item 1. Financial Statements - (continued)	Table of Contents

periods therein. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the three months ended March 31, 2015 and 2014, the Company derived approximately 25% of its ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Physician Services

Physician services revenues primarily consists of fee for service revenue and contract revenue and are derived principally from the provision of physician services to patients of the healthcare facilities the Company serves. Contract revenue represents income earned from the Company's hospital customers to subsidize contract costs when payments from third-party payors are inadequate to support such costs.

The Company records revenue at the time services are provided, net of a contractual allowance and a provision for uncollectibles. Revenue less the contractual allowance represents the net revenue expected to be collected from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. The Company also recognizes revenue for services provided during the period that have not been billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections.

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

Item 1. Financial Statements - (continued)	Table of Contents

Net revenue for the physician services segment consists of the following major payors (in thousands):

	Three Months Ended March 31, 2015 (1)
Medicare	$38,173	13.3%
Medicaid	13,972	4.9
Commercial and managed care	212,027	74.0
Self-pay	59,126	20.6
Net fee for service revenue	323,298	112.8
Contract and other revenue	30,989	10.8
Provision for uncollectibles	(67,752)	(23.6)
Net revenue for physician services	$286,535	100.0%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. As such, historical amounts for periods prior to that date are not included.

(3) Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. The Company tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its allowance for doubtful accounts policy for its physician services quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates are charged or credited to the consolidated statements of earnings in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statement of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statement of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statement of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for the ambulatory services segment is included in other operating expenses and was approximately $6.2 million for the three months ended March 31, 2015 and $5.2 million for the three months ended March 31, 2014. Bad debt expense related to physician services was $67.8 million for the three months ended March 31, 2015.

At March 31, 2015 and December 31, 2014 allowances for doubtful accounts were $124.6 million and $113.4 million, respectively. The change in the allowance for doubtful accounts is primarily a result of subsequent operations from acquisitions completed during the period. At March 31, 2015, approximately 72% of the Company’s allowance for doubtful accounts was related to receivables for fee for service patient visits. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors, and by the geographic dispersion of the Company's operations.

Item 1. Financial Statements - (continued)	Table of Contents

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

Sheridan Acquisition

On July 16, 2014, the Company completed the acquisition of Sheridan in a cash and stock transaction. At closing, the Company paid approximately $2.1 billion in cash and issued 5,713,909 shares of its common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. The shares issued to Sheridan were valued at approximately $272.0 million based on the closing price of the Company's common stock on July 16, 2014. The acquisition of Sheridan enhances the growth profile and diversity of the Company focusing on complementary specialties across the healthcare continuum.

The accounting for the acquisition of Sheridan is expected to be completed during the second quarter of 2015. The Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction. Acquired assets and assumed liabilities include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed.

Ambulatory Services Acquisitions

During each of the three months ended March 31, 2015 and 2014, the Company, through a wholly-owned subsidiary, acquired a controlling interest in one surgery center. The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the three months ended March 31, 2015 and 2014 was approximately $41.9 million and $5.0 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Physician Services Acquisitions

The Company completed the acquisition of three physician group practices in the three months ended March 31, 2015. The total consideration consisted of cash of $84.7 million, which was funded at closing through operating cash flow. As a result of certain acquisitions completed during the year ended December 31, 2014, the Company has agreed to pay as additional consideration, the exact amounts of which are contingent on the acquired entity achieving future performance metrics. As of March 31, 2015 and December 31, 2014, the Company had accrued $24.6 million and $20.7 million, respectively, as a component of accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets which represents management's estimate of the fair values of the contingent consideration. As of March 31, 2015, the Company estimates it may have to pay between $21.0 to $26.0 million in future contingent payments for acquisitions made prior to December 31, 2014 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over each respective measurement period. The acquisitions completed during the three months ended March 31, 2015 did not result in any contingent consideration.

The Company utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. In estimating the fair value, management developed various scenarios and weighted the probable outcome of each scenario using a range of expected probability specific to each agreement. Management utilized a market rate to discount the results of such analysis in order to record the present value of the expected future payout. The timing of the payments of the additional consideration varies by agreement but is expected to occur within one to three years from the date of acquisition.

Item 1. Financial Statements - (continued)	Table of Contents

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the three months ended March 31, 2015 and 2014, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

	Three Months Ended March 31,
	2015 (1)	2014
Accounts receivable	$11,355	$417
Other current assets	4,091	81
Property and equipment	3,465	429
Goodwill	117,141	8,260
Intangible assets	44,663	—
Other long-term assets	35	—
Accounts payable	(1,023)	(125)
Other accrued liabilities	(6,774)	(39)
Deferred income taxes	(12,190)	—
Other long-term liabilities	(4,301)	—
Long-term debt	(735)	—
Total fair value	155,727	9,023
Less: Fair value attributable to noncontrolling interests	23,649	3,985
Acquisition date fair value of total consideration transferred	$132,078	$5,038

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at March 31, 2015.

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

During the three months ended March 31, 2015, the Company incurred approximately $1.5 million of transaction costs. During the three months ended March 31, 2014, the transaction costs incurred by the Company were not significant.

Net revenue and net earnings included in the three months ended March 31, 2015 and 2014 associated with completed acquisitions are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue	$14,989	$1,031

Net earnings	2,613	245
Less: Net earnings attributable to noncontrolling interests	761	151
Net earnings attributable to AmSurg Corp. common shareholders	$1,852	$94

Item 1. Financial Statements - (continued)	Table of Contents

The unaudited consolidated pro forma results for the three months ended March 31, 2015 and 2014, assuming all acquisitions completed prior to March 31, 2015 had been consummated on January 1, 2014, and all 2014 acquisitions had been consummated on January 1, 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue	$581,696	$551,877
Net earnings	71,267	59,152
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	23,140	13,571
Net earnings per common share:
Basic	$0.44	$0.24
Diluted	$0.44	$0.24

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

As of March 31, 2015 and December 31, 2014, the Company has recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $79.3 million and $75.5 million, respectively. The Company's earnings from these investments during the three months ended March 31, 2015 and 2014, which are reflected in the accompanying consolidated statements of earnings, were approximately $2.7 million and $0.8 million, respectively.

During the three months ended March 31, 2015, the Company's ambulatory services division entered into a transaction whereby it contributed its controlling interest in one center in exchange for a noncontrolling interest in an entity that owned one ASC prior to the transaction and, after the completion of the transaction, controls the contributed center and the center it previously owned. During the three months ended March 31, 2014, the Company's ambulatory services division entered into a transaction whereby it contributed a controlling interest in one center in exchange for $0.6 million and a noncontrolling interest in an entity jointly owned by a hospital that, after the completion of the transaction, controls the contributed center and one additional center. Management of the Company believes these structures provide both economies of scale and potential future growth opportunities in the markets in which the centers are located.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in the entities which control the contributed centers of approximately $1.3 million and $1.2 million as of the three months ended March 31, 2015 and 2014, respectively.

In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s noncontrolling interest in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. During the three months ended March 31, 2015, the fair value of the Company’s noncontrolling interest was based on estimates of the expected future earnings. Accordingly, the Company recognized a net loss on deconsolidation in the accompanying consolidated statements of earnings of approximately $0.2 million during the three months ended March 31, 2015, which resulted primarily from the allocation of $1.1 million of goodwill, and a net gain of $2.0 million during the three months ended March 31, 2014.

Item 1. Financial Statements - (continued)	Table of Contents

(6)  Dispositions

During the three months ended March 31, 2014, the Company initiated the disposition of centers due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers. The Company did not dispose of any centers during the three months ended March 31, 2015. For disposals occurring in 2014 and prior, the results of operations of discontinued centers have been classified as discontinued operations in all periods presented. As of January 1, 2015, the Company adopted ASU 2014-08 which raised the threshold for a disposal to qualify as a discontinued operation. As a result, the Company expects that such future disposals of its centers will no longer meet the definition to be accounted for as discontinued operations, and any gain or loss from such disposals will be included in continuing operations.

Results of operations and associated gain (loss) on disposal of the centers discontinued for the three months ended March 31, 2014 are as follows (in thousands):

Three Months Ended March 31, 2014
Revenues	$4,594
Earnings before income taxes	540

Results of discontinued operations, net of tax:
Earnings from operations of discontinued interests in surgery centers	430
Loss on disposal of discontinued interests in surgery centers	(362)
Net earnings from discontinued operations	68
Less: Net earnings from discontinued operations attributable to noncontrolling interests	265
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	$(197)

Cash proceeds from disposal for the three months ended March 31, 2014 were $1.1 million.

(7)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

Balance at December 31, 2014	$3,381,149
Goodwill acquired, including post acquisition adjustments	120,588
Goodwill disposed, including impact of deconsolidation transactions	(1,069)
Balance at March 31, 2015	$3,500,668

Although the determination of goodwill generated as a result of the Sheridan transaction is still under evaluation as of March 31, 2015, the ambulatory services segment and the physician services segment had approximately $2.0 billion and $1.5 billion, respectively, of goodwill. During the three months ended March 31, 2015, goodwill increased $60.5 million for the ambulatory services segment primarily due to the acquisition of a center, net of one deconsolidation. During the three months ended March 31, 2015, goodwill increased by $59.0 million for the physician services segment primarily due to the acquisition of three physician practices. For the three months ended March 31, 2015 and 2014, respectively, approximately $49.4 million and $4.7 million of goodwill recorded was deductible for tax purposes.

Item 1. Financial Statements - (continued)	Table of Contents

Intangible assets at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,015,763	$(34,545)	$981,218	$971,645	$(22,145)	$949,500
Deferred financing cost	59,660	(7,225)	52,435	59,574	(5,151)	54,423
Capitalized software	54,529	(21,136)	33,393	50,387	(19,197)	31,190
Agreements, contracts and other	4,068	(2,842)	1,226	3,523	(2,752)	771
Total amortizable intangible assets	1,134,020	(65,748)	1,068,272	1,085,129	(49,245)	1,035,884
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	9,995	—	9,995	9,995	—	9,995
Total non-amortizable intangible assets	237,995	—	237,995	237,995	—	237,995
Total intangible assets	$1,372,015	$(65,748)	$1,306,267	$1,323,124	$(49,245)	$1,273,879

Approximately $44.1 million of intangible assets related to customer relationships were recorded during the three months ended March 31, 2015 and are estimated to be amortized over a weighted average period of 20 years with no expected residual values.

Amortization of intangible assets for the three months ended March 31, 2015 and 2014 was $16.6 million and $0.6 million, respectively. Estimated amortization of intangible assets for the remainder of 2015 and each of the following five years and thereafter is $50.8 million, $67.0 million, $65.7 million, $64.7 million, $62.0 million, $59.6 million and $698.5 million, respectively.  The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.1 years with no expected residual values.

(8) Accrued Professional Liabilities

The Company maintains professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer which is fully reinsured by the Company's wholly-owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns, which are not discounted.

At March 31, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

March 31, 2015
Estimated losses under self-insured programs	$26,199
Incurred but not reported losses	31,342
Total accrued professional liabilities	57,541
Less estimated losses payable within one year	10,957
Total	$46,584

Item 1. Financial Statements - (continued)	Table of Contents

The changes to the Company's estimated losses under self-insured programs as of March 31, 2015 were as follows (in thousands):

Balance at December 31, 2014	$53,785
Assumed liabilities through acquisitions	4,301
Provision related to current period reserves	3,300
Payments for current period reserves	(1,551)
Payments for prior period reserves	(2,294)
Balance at March 31, 2015	$57,541

(9)  Long-term Debt

Long-term debt at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term loan	$863,475	$865,650
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	1,100,000
Other debt due through 2025	19,854	20,156
Capitalized lease arrangements due through 2026	15,523	15,206
	2,248,852	2,251,012
Less current portion	18,858	18,826
Long-term debt	$2,229,994	$2,232,186

The fair value of fixed rate long-term debt, with a carrying value of $1,383.6 million, was $1,419.3 million at March 31, 2015. The fair value of variable rate long-term debt approximates its carrying value of $865.3 million at March 31, 2015.  With the exception of the Company’s 2020 and 2022 Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s 2020 and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a.     Term Loan and Credit Facility

On July 16, 2014, the Company terminated its revolving credit facility and entered into a new credit facility that is comprised of an $870.0 million term loan and a $300.0 million revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on March 31, 2015). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The new revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $300.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the new senior secured credit facility by an aggregate amount not to exceed the greater of $300.0 million and an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The new senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s partnership and membership interests in the LPs and LLCs. As of March 31, 2015, the Company was in compliance with the covenants contained in the term loan and credit facility and had not drawn upon the revolving credit facility.

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

Item 1. Financial Statements - (continued)	Table of Contents

b.     Senior Unsecured Notes

2020 Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes).  On May 31, 2013, the Company completed an offer to exchange the outstanding 2020 Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended (the Securities Act). The net proceeds from the issuance of the 2020 Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit agreement. The 2020 Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2020 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2020 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.
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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2020 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory convertible preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at March 31, 2015.

2022 Senior Unsecured Notes

On July 16, 2014, the Company completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). On February 19, 2015, the Company completed an offer to exchange the outstanding 2022 Senior Unsecured Notes, for an equal amount of such notes that are registered under the Securities Act. The 2022 Senior Unsecured Notes are general unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries (the Guarantors). The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022.

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict, the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at March 31, 2015.

c.     Senior Secured Notes

During 2010, the Company issued $75.0 million principal amount of senior secured notes (the Senior Secured Notes) pursuant to a note purchase agreement.  The Senior Secured Notes had a maturity date of May 28, 2020. On July 16, 2014, the Company redeemed the Senior Secured Notes utilizing proceeds received from its common and preferred stock offerings.

(10)  Shareholders’ Equity

a.   Common Stock

On July 2, 2014, the Company issued 9,775,000 shares of its common stock in a public offering, at $45.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $18.5 million. Proceeds from the issuance were used to satisfy certain debt obligations with the remaining amount utilized to fund a portion of the Sheridan acquisition. In addition, on July 16, 2014, the Company issued 5,713,909 shares of its common stock in a private offering to the former owners of Sheridan as part of the total consideration for the Sheridan acquisition.

On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock which expired on February 9, 2015. During the three months ended March 31, 2015, the Company did not purchase any shares under the stock repurchase program.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements.  During the three months ended March 31, 2015 and 2014, the Company repurchased 67,000 shares and 68,014 shares, respectively, of common stock for approximately $3.7 million and $2.9 million, respectively.

b. Mandatory Convertible Preferred Stock

On July 2, 2014, the Company issued 1,725,000 shares of its mandatory convertible preferred stock in a public offering, at $100.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $5.9 million.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate from the date of issuance and, to the extent lawful and declared by the Company's Board of Directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at the Company's election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of the Company's common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. If any holder elects to convert shares of mandatory convertible preferred stock during a specified period beginning on the effective date of a fundamental change the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a fundamental change dividend make-whole amount.

On March 3, 2015, the Company's Board of Directors declared a dividend of $1.3125 per share in cash, or $2.3 million, for the Company’s 5.25% Mandatory Convertible Preferred Stock. As of March 31, 2015, the dividend was funded to the paying agent to be paid to shareholders of record as of March 15, 2015.

Item 1. Financial Statements - (continued)	Table of Contents

c.   Stock Incentive Plans

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan.  The Company also has unvested restricted stock and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, and the AmSurg Corp. 1997 Stock Incentive Plan, as amended, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At March 31, 2015, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 773,718 shares were available for future equity grants.  Restricted stock granted to outside directors vests on the first anniversary of the date of grant.  Restricted stock granted to employees vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  Under Company policy, shares held by outside directors and senior management are subject to certain holding restrictions and anti-pledging activities.

No options have been issued subsequent to 2008 and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense	$3,709	$2,458
Fair value of shares vested	11,474	9,175
Cash received from option exercises	1,746	488
Tax benefit from option exercises	3,317	1,727

As of March 31, 2015, the Company had total unrecognized compensation cost of approximately $24.9 million related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.4 years.

For the three months ended March 31, 2015 and 2014, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at March 31, 2015 and changes during the three months ended March 31, 2015 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2014	668,109	$33.51
Shares granted	295,527	55.40
Shares vested	(208,701)	26.62
Shares forfeited	(5,328)	35.06
Non-vested shares at March 31, 2015	749,607	$44.05

In addition to the non-vested restricted shares, during the three months ended March 31, 2015, the Company granted 68,945 performance-based restricted stock units to certain of its officers and physician employees. The fair value of our common stock on the grant date of these performance-based units was $55.40. The vesting of these restricted stock units is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2015. The performance-based restricted stock units will vest ratably over a three year period from the grant date. If the financial performance goal is not achieved, the restricted stock units will be forfeited. The number of performance-based units that ultimately vest will range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At March 31, 2015, the Company believes the performance-based units will vest at approximately 100%.

Item 1. Financial Statements - (continued)	Table of Contents

A summary of stock option activity for the three months ended March 31, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2014	158,721	$22.89	1.7
Options exercised with total intrinsic value of $2.9 million	(76,962)	22.68
Options terminated	(5,000)	25.76
Outstanding, Vested and Exercisable at March 31, 2015 with an aggregate intrinsic value of $3.0 million	76,759	$22.92	0.7

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2015 exercised their options at the Company’s closing stock price on March 31, 2015.

d. Earnings per Share

Basic net earnings attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to AmSurg common stockholders, per common share is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's 5.250% Mandatory Convertible Preferred Stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings from continuing operations attributable to AmSurg Corp. and net earnings attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the three months ended March 31, 2015, approximately 3.2 million common share equivalents related to the Mandatory Convertible Preferred Stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2015:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$18,774	47,572	$0.39
Effect of dilutive securities, options and non-vested shares	—	333
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$18,774	47,905	$0.39

2014:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$17,392	31,716	$0.55
Effect of dilutive securities, options and non-vested shares	—	404
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$17,392	32,120	$0.54

Item 1. Financial Statements - (continued)	Table of Contents

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

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes.  In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statement of earnings.  The Company does not expect significant changes to its tax positions or liability for tax uncertainties during the next 12 months.

The Company and its subsidiaries file U.S. federal and various state tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2011.

(12)  Commitments and Contingencies

Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company's management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

Insurance Programs

Given the nature of the services provided, the Company and its subsidiaries are subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer which is fully reinsured by the Company's wholly-owned captive insurance subsidiary. In addition, the captive provides stop loss coverage for the Company’s self-insured employee health program. The assets, liabilities and results of operations of the wholly-owned captive are consolidated in the accompanying consolidated financial statements. The liabilities for self-insurance in the accompanying consolidated balance sheets include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. The Company also obtains professional liability insurance on a claims-made basis from third party insurers for its surgery centers and certain of its owned practices and employed physicians.

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a pre-defined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2015. As a result, the

Item 1. Financial Statements - (continued)	Table of Contents

noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Physician Services Division Headquarters Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which it intends to be the future headquarters of the Company’s Physician Services Division. The Company expects to occupy approximately 167,000 square feet of office space by September 1, 2016 and an additional approximately 55,000 square feet of space commencing May 1, 2017. The initial term of this lease agreement is set to expire in February 2029. The Company expects to take possession in June of 2015 to begin tenant improvements. As the lease is expected to be operating in nature, the Company will begin to recognize rent expense on a straight line basis when possession is obtained. Annual rent expense is expected to be approximately $2.7 million.

(13) Segment Reporting

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

	Three Months Ended March 31,
	2015	2014
Net Revenue:
Ambulatory Services	$283,910	$259,561
Physician Services	286,535	—
Total	$570,445	$259,561

Adjusted EBITDA:
Ambulatory Services	$47,308	$46,006
Physician Services	46,447	—
Total	$93,755	$46,006

Adjusted EBITDA:	$93,755	$46,006
Earnings from continuing operations attributable to noncontrolling interests	47,717	42,654
Interest expense, net	(30,247)	(6,960)
Depreciation and amortization	(22,818)	(8,259)
Share-based compensation	(3,709)	(2,458)
Transaction costs	(1,471)	—
Gain (loss) on deconsolidation	(223)	2,045
Earnings from continuing operations before income taxes	$83,004	$73,028

Acquisition and Capital Expenditures:
Ambulatory Services	$54,096	$12,076
Physician Services	87,265	—
Total	$141,361	$12,076

Item 1. Financial Statements - (continued)	Table of Contents

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

Condensed Consolidating Balance Sheet - March 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$30,118	$38,681	$47,357	$—	$116,156
Restricted cash and marketable securities	—	—	10,957	—	10,957
Accounts receivable, net	—	130,807	113,195	—	244,002
Supplies inventory	—	286	20,187	—	20,473
Prepaid and other current assets	51,155	32,196	19,729	(5,719)	97,361
Total current assets	81,273	201,970	211,425	(5,719)	488,949
Property and equipment, net	11,910	8,665	162,871	—	183,446
Investments in and receivables from unconsolidated affiliates	4,025,683	1,635,845	—	(5,582,217)	79,311
Goodwill	—	1,549,964	—	1,950,704	3,500,668
Intangible assets, net	66,001	1,237,487	2,779	—	1,306,267
Other assets	3,734	1,040	20,594	—	25,368
Total assets	$4,188,601	$4,634,971	$397,669	$(3,637,232)	$5,584,009
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$10,158	$—	$18,858
Accounts payable	2,255	224	28,256	(4,927)	25,808
Accrued salaries and benefits	19,652	111,525	13,430	—	144,607
Accrued interest	17,840	—	17	—	17,857
Other accrued liabilities	7,272	39,909	29,312	(792)	75,701
Total current liabilities	55,719	151,658	81,173	(5,719)	282,831
Long-term debt	2,204,775	—	56,204	(30,985)	2,229,994
Deferred income taxes	218,564	429,880	—	—	648,444
Other long-term liabilities	7,867	65,622	18,996	—	92,485
Intercompany payable	—	1,228,136	21	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	62,793	120,666	183,459
Equity:
Total AmSurg Corp. equity	1,701,676	2,759,675	132,731	(2,892,406)	1,701,676
Noncontrolling interests – non-redeemable	—	—	45,751	399,369	445,120
Total equity	1,701,676	2,759,675	178,482	(2,493,037)	2,146,796
Total liabilities and equity	$4,188,601	$4,634,971	$397,669	$(3,637,232)	$5,584,009

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,351	$23,471	$50,257	$—	$208,079
Restricted cash and marketable securities	—	—	10,219	—	10,219
Accounts receivable, net	—	123,772	109,281	—	233,053
Supplies inventory	—	301	19,673	—	19,974
Prepaid and other current assets	47,997	58,388	13,795	(4,818)	115,362
Total current assets	182,348	205,932	203,225	(4,818)	586,687
Property and equipment, net	10,391	9,972	160,085	—	180,448
Investments in and receivables from unconsolidated affiliates	3,912,804	1,587,881	—	(5,425,210)	75,475
Goodwill	—	1,490,981	—	1,890,168	3,381,149
Intangible assets, net	67,678	1,203,218	2,983	—	1,273,879
Other assets	3,323	943	23,086	(1,466)	25,886
Total assets	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$10,126	$—	$18,826
Accounts payable	1,849	35	31,781	(4,080)	29,585
Accrued salaries and benefits	25,035	101,395	13,614	—	140,044
Accrued interest	29,621	—	23	—	29,644
Other accrued liabilities	8,051	44,305	16,368	(738)	67,986
Total current liabilities	73,256	145,735	71,912	(4,818)	286,085
Long-term debt	2,206,950	—	53,648	(28,412)	2,232,186
Deferred income taxes	209,400	425,546	—	(1,466)	633,480
Other long-term liabilities	7,391	63,616	18,436	—	89,443
Intercompany payable	—	1,219,979	8,010	(1,227,989)	—
Noncontrolling interests – redeemable	—	—	63,544	120,555	184,099
Equity:
Total AmSurg Corp. equity	1,679,547	2,644,051	130,206	(2,774,257)	1,679,547
Noncontrolling interests – non-redeemable	—	—	43,623	375,061	418,684
Total equity	1,679,547	2,644,051	173,829	(2,399,196)	2,098,231
Total liabilities and equity	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - For the Three Months Ended March 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7,091	$285,579	$286,629	$(8,854)	$570,445
Operating expenses:
Salaries and benefits	17,643	211,601	73,063	(128)	302,179
Supply cost	—	396	42,188	—	42,584
Other operating expenses	6,634	29,611	63,051	(8,726)	90,570
Transaction costs	268	1,203	—	—	1,471
Depreciation and amortization	834	14,307	7,677	—	22,818
Total operating expenses	25,379	257,118	185,979	(8,854)	459,622
Loss on deconsolidation	(188)	(188)	(35)	188	(223)
Equity in earnings of unconsolidated affiliates	60,387	54,583	—	(112,319)	2,651
Operating income	41,911	82,856	100,615	(112,131)	113,251
Interest expense, net	11,886	17,754	607	—	30,247
Earnings from operations before income taxes	30,025	65,102	100,008	(112,131)	83,004
Income tax expense	8,987	4,903	359	—	14,249
Net earnings	21,038	60,199	99,649	(112,131)	68,755
Net earnings attributable to noncontrolling interests	—	—	47,717	—	47,717
Net earnings attributable to AmSurg Corp. shareholders	21,038	60,199	51,932	(112,131)	21,038
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$18,774	$60,199	$51,932	$(112,131)	$18,774

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - For the Three Months Ended March 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$6,127	$—	$258,043	$(4,609)	$259,561
Operating expenses:
Salaries and benefits	14,485	—	67,785	(121)	82,149
Supply cost	—	—	37,805	—	37,805
Other operating expenses	4,166	—	54,491	(4,488)	54,169
Depreciation and amortization	825	—	7,434	—	8,259
Total operating expenses	19,476	—	167,515	(4,609)	182,382
Gain on deconsolidation	2,045	2,045	—	(2,045)	2,045
Equity in earnings of unconsolidated affiliates	48,052	48,052	—	(95,340)	764
Operating income	36,748	50,097	90,528	(97,385)	79,988
Interest expense	6,452	—	508	—	6,960
Earnings from continuing operations before income taxes	30,296	50,097	90,020	(97,385)	73,028
Income tax expense	12,704	—	278	—	12,982
Net earnings from continuing operations	17,592	50,097	89,742	(97,385)	60,046
Net earnings (loss) from discontinued operations	(397)	—	465	—	68
Net earnings	17,195	50,097	90,207	(97,385)	60,114
Net earnings attributable to noncontrolling interests	—	—	42,919	—	42,919
Net earnings attributable to AmSurg Corp. common shareholders	$17,195	$50,097	$47,288	$(97,385)	$17,195
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$17,592	$50,097	$47,088	$(97,385)	$17,392
Discontinued operations, net of income tax	(397)	—	200	—	(197)
Net earnings attributable to AmSurg Corp. common shareholders	$17,195	$50,097	$47,288	$(97,385)	$17,195

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(33,779)	$91,981	$102,821	$(62,196)	$98,827
Cash flows from investing activities:
Acquisitions and related expenses	(62,056)	(127,047)	—	62,525	(126,578)
Acquisition of property and equipment	(2,678)	(2,538)	(9,567)	—	(14,783)
Other	—	(1,322)	1,102	—	(220)
Net cash flows used in investing activities	(64,734)	(130,907)	(8,465)	62,525	(141,581)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	2,227	—	2,227
Repayment on long-term borrowings	(2,175)	—	(3,038)	—	(5,213)
Distributions to owners, including noncontrolling interests	—	(10,241)	(99,157)	62,196	(47,202)
Capital contributions	—	62,056	—	(62,056)	—
Cash dividends for preferred shares	(2,264)	—	—	—	(2,264)
Changes in intercompany balances with affiliates, net	(2,573)	—	2,573	—	—
Other financing activities, net	1,292	2,321	139	(469)	3,283
Net cash flows provided by (used in) financing activities	(5,720)	54,136	(97,256)	(329)	(49,169)
Net increase (decrease) in cash and cash equivalents	(104,233)	15,210	(2,900)	—	(91,923)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$30,118	$38,681	$47,357	$—	$116,156

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$18,482	$48,096	$96,257	$(93,016)	$69,819
Cash flows from investing activities:
Acquisitions and related expenses	—	(5,082)	—	44	(5,038)
Acquisition of property and equipment	(1,237)	—	(5,801)	—	(7,038)
Proceeds from sale of interests in surgery centers	—	1,111	—	—	1,111
Other	(629)	211	—	—	(418)
Net cash flows used in investing activities	(1,866)	(3,760)	(5,801)	44	(11,383)
Cash flows from financing activities:
Proceeds from long-term borrowings	30,000	—	1,945	—	31,945
Repayment on long-term borrowings	(47,679)	—	(3,174)	—	(50,853)
Distributions to owners, including noncontrolling interests	—	(44,920)	(91,290)	93,016	(43,194)
Changes in intercompany balances with affiliates, net	556	—	(556)	—	—
Other financing activities, net	(641)	584	43	(44)	(58)
Net cash flows used in financing activities	(17,764)	(44,336)	(93,032)	92,972	(62,160)
Net decrease in cash and cash equivalents	(1,148)	—	(2,576)	—	(3,724)
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$5,562	$—	$41,554	$—	$47,116

(15)  Subsequent Events

The Company assessed events occurring subsequent to March 31, 2015 for potential recognition and disclosure in the consolidated financial statements.  In April 2015, the Company acquired one physician practice for an aggregate purchase price of approximately $16.5 million. Other than the items described above, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. – Risk Factors” as well as other unknown risks and uncertainties:

•	the risk that we may face challenges managing our Physician Services Division as a new business and may not realize anticipated benefits;

•
the risk of becoming subject to investigations by federal and state entities and unpredictable impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Health Reform Law);

•	our ability to successfully maintain effective internal controls over financial reporting;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;

•
the risk that our substantial indebtedness and restrictions in our debt instruments could adversely affect our business or our ability to implement our growth strategy or limit our ability to react to changes in the economy or our industry;

•	our ability to generate sufficient cash to service all of our indebtedness, including any future indebtedness;

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	our failure to successfully maintain numerous complex information systems and processes, implement new systems and processes, and maintain the security of those systems and processes;

•	our failure to effectively and timely transition to the ICD-10 coding system;

•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;

•	potential write-offs of the impaired portion of intangible assets;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	adverse developments affecting the medical practices of our physician partners;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability at our existing surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	adverse weather and other factors beyond our control that may affect our surgery centers;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	the risk of changes in patient volume and patient mix;

•	the risk related to revenue concentration resulting from several significant client relationships;

•	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us;

•	the risk of potential decreases in our reimbursement rates, revenue and profit margin under our fee for service payor contracts;

•	failure to timely or accurately bill for services;

•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;

•	our ability to enroll our providers in the Medicare and Medicaid programs on a timely basis;

•	the risk that our strategic partnerships with certain healthcare providers are not successful;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	the high level of competition in our segments of the market for medical services;

•	our ability to successfully recruit and retain physicians, nurses and other clinical providers with the qualifications and attributes desired by us and our clients;

•	our ability to accurately assess the costs we will incur under new contracts;

•	the risk that margins may be negatively impacted by cross-selling to existing clients or selling bundled services to new clients;

•	our ability in some jurisdictions to enforce non-compete agreements with our physicians and other clinical employees;

•	the risk of unfavorable changes in regulatory, economic and other conditions in the states where we operate;

•	the risk that legislative or regulatory action may make our captive insurance company arrangement less feasible or otherwise reduce our profitability; and

•	the inherent uncertainties relating to the reserves we establish with respect to our losses covered under our insurance programs.

Executive Overview

Prior to July 16, 2014, our business was solely the acquisition, operation and development of surgery centers in partnership with physicians. On July 16, 2014, we completed the acquisition of Sheridan, a physician services company, in a cash and stock transaction. At closing, we paid approximately $2.1 billion in cash and issued approximately 5.7 million shares of our common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. The 5.7 million shares of our common stock were valued at approximately $272.0 million in the aggregate based on the closing price of our common stock on July 16, 2014. See “— Liquidity and Capital Resources” for further discussion regarding the impact of the Sheridan transaction and associated financing transactions on our cash flows and debt financings.

Our operations consist primarily of two major divisions, ambulatory services and physician services.

Ambulatory Services Overview

We are the largest owner and operator of outpatient ambulatory surgery centers (ASCs, surgery centers or centers) in the United States based upon total number of surgery centers. We acquire, develop and operate surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At March 31, 2015, we operated 248 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.
Of the continuing centers in operation at March 31, 2015, 150 centers performed gastrointestinal endoscopy procedures, 51 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures.

Physician Services Overview

We are a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. At March 31, 2015, we delivered physician services, primarily in the areas of anesthesiology, children’s services, radiology and emergency medical services, to more than 330 healthcare facilities in 27 states. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established when reimbursement from third-party payors is inadequate to support the costs of providing our services. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology. At March 31, 2015, we employed more than 2,900 physicians and other healthcare professionals in our physician services business who apply a care centric approach to medical care. At March 31, 2015, we owned physician practices in 27 states, with a significant presence in Florida, New Jersey, Texas and California.

Operating Environment

Our ASCs and physician services depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the three months ended March 31, 2015, we derived approximately 25% and 18%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently reimburses physician services and ASCs in accordance with

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

predetermined fee schedules.  We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (CPI). Effective for federal fiscal year (FFY) 2011 and subsequent years the Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 ambulatory services revenues by approximately $6.5 million, net of the continued effects of sequestration, as discussed below. In 2015, ASC reimbursement rates increased by 1.9%, which we estimate will positively impact our 2015 ambulatory services revenues by approximately $9.0 million. There can be no assurance that the Centers for Medicare and Medicaid Services will not revise the ASC payment system or that any annual CPI increases will be material.

Physician services are paid under the Medicare program based upon the Medicare Physician Fee Schedule (MPFS), under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs, then aggregated. Historically, the aggregated amount was multiplied by a conversion factor calculated by the sustainable growth rate (SGR) to arrive at the payment amount for each service. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0% update to the MPFS through June 2015 and a 0.5% payment update for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (MIPS) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, including payments to physicians for the meaningful use of electronic health records. MACRA also requires CMS beginning in 2019 to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (Medicaid-Medicare Parity). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. During 2013, state agencies were required to submit their state plan amendments (SPAs) outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved for enhanced Medicaid-Medicare Parity reimbursement through December 2014. Legislation has been proposed and has passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. Accordingly, we estimate our 2015 Medicaid program revenues will be reduced by approximately $3.4 million compared to a full fiscal 2014 if Medicaid-Medicare Parity is not extended for 2015.

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

The Health Reform Law represents significant change across the healthcare industry and contains a number of provisions designed to reduce Medicare program spending. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law has expanded eligibility under existing Medicaid programs in states that have not opted out of the expansion, created financial penalties on individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, resulted in the establishment of, or participation in, a health insurance exchange for each state and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also required a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates and increased dependent coverage.

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2014 Annual Report on Form 10-K.  Our critical accounting policies are further described under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

Results of Operations

Our consolidated statement of earnings includes the results of both our ambulatory services segment and our physician services segment. Our consolidated revenue consists of both facility fees charged for surgical procedures performed in our ASCs and fee for service revenue, contract revenue and other revenue derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own less than 100% of each of the entities that own the centers, and our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center.  With few exceptions, we generally own 100% of the entities included in our physician services segment. On a consolidated basis, our share of the profits and losses of non-consolidated entities is reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings.

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

Our ambulatory services revenues are directly related to the number of procedures performed at our centers.  Our overall growth in ASC procedure volume is impacted directly by the increase in the number of centers in operation and the growth in procedure volume at existing centers. We increase our number of centers through both acquisitions and developments. Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased numbers of procedures performed by our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.

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

Expenses associated with our ambulatory services segment relate directly and indirectly to procedures performed at our centers and include clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth in our number of centers in operation. We also incur operating expenses resulting from our corporate oversight which includes salaries and benefits of our operators and administrative support infrastructure. Our centers also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

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

The effective tax rate on pre-tax earnings as presented is approximately 17% for the three months ended March 31, 2015. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates.  Our income tax expense reflects the blending of these rates.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases and the amortization of deferred financing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Consolidated Operations

The following table shows certain statement of earnings items expressed as a percentage of revenues for the three months ended March 31, 2015 and 2014. The operating results of Sheridan are included in our operating results effective July 16, 2014.

	Three Months Ended March 31,
	2015	2014
Net revenue	100.0%	100.0%
Operating expenses:
Salaries and benefits	53.0	31.6
Supply cost	7.5	14.6
Other operating expenses	15.9	20.9
Transaction costs	0.3	—
Depreciation and amortization	4.0	3.2
Total operating expenses	80.6	70.3
Gain (loss) on deconsolidation	—	0.8
Equity in earnings of unconsolidated affiliates	0.5	0.3
Operating income	19.9	30.8
Interest expense, net	5.3	2.7
Earnings from continuing operations before income taxes	14.6	28.1
Income tax expense	2.5	5.0
Net earnings	12.1	23.2
Net earnings attributable to noncontrolling interests	8.4	16.5
Net earnings attributable to AmSurg Corp. shareholders	3.7%	6.6%

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

We experienced significant changes in our consolidated operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of the following:

•	our operating results for the three months ended March 31, 2015 include the operating results of Sheridan, which are not included in the prior quarter results;

•	we incurred additional interest expense associated with the debt financing required to complete the acquisition of Sheridan;

•	we completed acquisitions in both our Ambulatory Services and Physician Services Divisions; and

•	we experienced positive same center and contract organic growth during the period.

Net revenue increased $310.9 million, or 119.8%, to $570.4 million in the three months ended March 31, 2015 from $259.6 million in the three months ended March 31, 2014. Our consolidated net revenue was impacted primarily due to the following:

•	an increase of $286.5 million associated with the business acquired from Sheridan; and

•	an increase of $24.3 million associated with our Ambulatory Services Division.

Operating income increased $33.3 million, or 41.6%, to $113.3 million during the three months ended March 31, 2015, from $80.0 million in the three months ended March 31, 2014. Our operating income was impacted during the three months ended March 31, 2015 primarily due to the following:

•	an increase of $30.0 million associated with the business acquired from Sheridan; and

•	an increase of $2.3 million associated with results of our Ambulatory Services Division.

Interest expense increased to $30.2 million in the three months ended March 31, 2015 from $7.0 million in the three months ended March 31, 2014, primarily due to increased indebtedness as a result of the financings associated with the acquisition of Sheridan during the year ended December 31, 2014. See “- Liquidity and Capital Resources.” for additional information.

We recognized income tax expense of $14.2 million for the three months ended March 31, 2015, compared to $13.0 million in the three months ended March 31, 2014. Our effective tax rate during the three months ended March 31, 2015 was approximately 17.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

of earnings from continuing operations. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes.

Noncontrolling interests in net earnings for the three months ended March 31, 2015 increased $4.8 million from the three months ended March 31, 2014, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. All of the results of operations related to noncontrolling interests relate to our ownership of ASCs. Due to the inclusion of Sheridan's revenue in the three months ended March 31, 2015, noncontrolling interests in earnings as a percentage of revenues decreased to 8.4% in the three months ended March 31, 2015 from 16.5% in the three months ended March 31, 2014.

Ambulatory Services Operations

The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the three months ended March 31, 2015 and 2014. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended March 31,
	2015	2014
Procedures performed during the period at consolidated centers	404,519	384,697
Centers in operation at end of period (consolidated)	237	233
Centers in operation at end of period (unconsolidated)	11	4
Average number of continuing centers in operation (consolidated)	235	234
New centers added during the period	2	1
Centers discontinued during the period	—	1
Centers under development end of period	2	1
Centers under letter of intent, end of period	7	7

Of the continuing centers in operation at March 31, 2015, 150 centers performed gastrointestinal endoscopy procedures, 51 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is our ambulatory services same-center revenue percentage. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LP or LLC. Ambulatory services revenues at our 2015 same-center group, comprising 229 centers and constituting approximately 97% of our total number of consolidated centers, increased by 3.6% during the three months ended March 31, 2015 compared to the prior year period.

The following table presents selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended March 31,
	2015		2014
Net revenue	$283,910	100.0%	$259,561	100.0%
Operating expenses:
Salaries and benefits	89,796	31.6	82,149	31.6
Supply cost	42,188	14.9	37,805	14.6
Other operating expenses	60,359	21.3	54,169	20.9
Transaction costs	268	0.1	—	—
Depreciation and amortization	8,511	3.0	8,259	3.2
Total operating expenses	201,122	70.8	182,382	70.3
Gain (loss) on deconsolidation	(223)	(0.1)	2,045	0.8
Equity in earnings of unconsolidated affiliates	679	0.2	764	0.3
Operating income	$83,244	29.3%	$79,988	30.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Quarter Ended March 31, 2015 compared to Quarter Ended March 31, 2014

The number of procedures performed in our ASCs increased by 19,822, or 5.2%, to 404,519 in the three months ended March 31, 2015 from 384,697 in the three months ended March 31, 2014. Ambulatory services revenues increased $24.3 million, or 9.4%, to $283.9 million, in the three months ended March 31, 2015 from $259.6 million in the three months ended March 31, 2014. Our ambulatory services revenues were impacted during the three months ended March 31, 2015 primarily due to the following:

•	centers acquired in 2014, which contributed $13.3 million of additional revenues in the three months ended March 31, 2015 due to having a full period of operations in 2015;

•	revenue growth of $9.2 million for the three months ended March 31, 2015 recognized by our 2015 same-center group, reflecting a 3.6% increase in our 2015 same-center group;

•	a center acquired in 2015, which generated $4.0 million in revenues during the three months ended March 31, 2015; and

•
reduced revenue recognized during the three months ended March 31, 2015 of $2.7 million resulting from the deconsolidation of centers that were fully consolidated in the prior period. Our share of the results of operations from the deconsolidated centers are now reflected in equity in earnings in unconsolidated affiliates in our consolidated statement of earnings.

Salaries and benefits increased by $7.6 million, or 9.3%, to $89.8 million in the three months ended March 31, 2015 from $82.1 million in the three months ended March 31, 2014. The increase was a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers.

Supply cost increased $4.4 million, or 11.6%, to $42.2 million in the three months ended March 31, 2015 from $37.8 million in the three months ended March 31, 2014. The increase was primarily due to the additional supply cost of centers acquired in 2014, which were mainly multi-specialty centers that now have a full period of supplies costs as compared to the prior year.

Other operating expenses increased $6.2 million, or 11.4%, to $60.4 million in the three months ended March 31, 2015 from $54.2 million in the three months ended March 31, 2014. The additional expense in the three months ended March 31, 2015 resulted primarily from:

•	centers acquired or opened during 2014, which resulted in an increase of $2.7 million in other operating expenses in the three months ended March 31, 2015;

•	an increase of $1.6 million in other operating expenses at our 2015 same-center group in the three months ended March 31, 2015; and

•	a center acquired during 2015, which resulted in an increase of $0.6 million in other operating expenses in the three months ended March 31, 2015.

During the three months ended March 31, 2015, we incurred $0.3 million of transaction costs as a result of ASC acquisition activity. During the three months ended March 31, 2014, the transaction costs incurred were not significant.

Depreciation and amortization expense increased $0.3 million, or 3.1%, to $8.5 million in the three months ended March 31, 2015 from $8.3 million in the three months ended March 31, 2014, primarily as a result of centers acquired during 2014.

Equity in earnings of unconsolidated affiliates was $0.7 million during the three months ended March 31, 2015 and $0.8 million during the three months ended March 31, 2014. During the three months ended March 31, 2015, we contributed our controlling interest in one center in exchange for a noncontrolling interest in an entity that owned one ASC prior to the transaction and, after the completion of the transaction, controls the contributed center and the center it previously owned. As a result of the transaction, we recognized a net loss on deconsolidation in the accompanying consolidated statements of earnings of approximately $0.2 million during the three months ended March 31, 2015.

Physician Services Operations

We expect to utilize certain measures for our physician services operations to monitor our net revenue growth, which include same-contract revenue and net new contract revenue. Our same-contract revenue reflects revenue received from services provided through contracts in existence for the entire current period and the entire comparable period. Our net new contract growth reflects revenue growth from new contracts that have not been in effect for both the entire current and comparable periods minus the amount of revenue decline relating to contracts terminated during such periods. Net new contract revenue growth excludes the effect of revenue arising in both comparable periods from acquisitions that were completed during such periods. For the three months ended March 31, 2015 compared to the prior year period, Sheridan experienced contract organic growth of 9.0% which reflects a 6.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

increase in same contract revenues and a 2.4% increase in new contract revenues.

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

The following table shows selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment for the three months ended March 31, 2015.

	Three Months Ended March 31, 2015 (1)
Net revenue	$286,535	100.0%
Operating expenses:
Salaries and benefits	212,383	74.1
Supply cost	396	0.1
Other operating expenses	30,211	10.5
Transaction costs	1,203	0.4
Depreciation and amortization	14,307	5.0
Total operating expenses	258,500	90.2
Equity in earnings of unconsolidated affiliates	1,972	0.7
Operating income	$30,007	10.5%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. As such, historical amounts for periods prior to that date are not included.

Included in total operating expenses above is approximately $220.4 million incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel and is generally higher in the first quarter due to the concentration of additional payroll taxes and other employee benefits during the period.

Also included in depreciation and amortization for our physician services segment is $12.4 million of amortization primarily resulting primarily from amortizable intangible assets related to our customer relationships with hospitals.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $116.2 million and $208.1 million, respectively. The decrease in cash is primarily due to the following:

•	completed ambulatory services and physician services acquisitions totaling $126.6 million, which were paid with operating cash; and

•	interest payments of $40.0 million, including $30.8 million paid on our 2022 Senior Unsecured Notes and $8.1 million paid on our term loan.

We believe that the cash provided by our operating activities, amounts available under our revolving credit facility and our current cash and cash equivalents will provide us with sufficient liquidity to maintain our current operations, capital expenditures and currently targeted acquisition activity.

At March 31, 2015, we had working capital of $206.1 million, compared to $300.6 million at December 31, 2014. The decrease is primarily due to the cash paid for acquisitions completed during the quarter. Operating activities for the three months ended March 31, 2015 generated $98.8 million in cash flow from operations, compared to $69.8 million for the three months ended March 31, 2014. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the three months ended March 31, 2015 was $51.6 million, compared to $26.6 million for the three months ended March 31, 2014. The increase in operating cash flow resulted primarily from the additional earnings from our Physician Services Division, which we did not operate in the prior year period. Reflective in the operating cash flow is $1.5 million of transaction costs primarily related to recent acquisitions. For our Ambulatory Services Division, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $47.2 million and $43.2 million during the three months ended March 31, 2015 and 2014, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. Each of our subsidiaries bills for services as delivered, usually within a few days following the date the service is rendered for our Ambulatory Services Division and within five to ten days following the date the service is rendered for our Physician Services Division. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2015 and December 31, 2014, our Ambulatory Services Division net accounts receivable represented 40 and 37 days of revenue outstanding, respectively. At March 31, 2015 and December 31, 2014, our Physician Services Division net accounts receivable represented 40 and 41 days of revenue outstanding, respectively.

During the three months ended March 31, 2015, we had total acquisition and capital expenditures of $141.4 million, which included:

•	$84.7 million for the acquisition of physician services practices;

•	$41.9 million for the acquisition of an interest in a surgery center; and

•	$14.8 million for new or replacement property.

At March 31, 2015, we had unfunded construction and equipment purchase commitments for our new corporate headquarters and for surgery centers under development or under renovation of approximately $5.0 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

As of March 31, 2015, we had $30.3 million of restricted cash and marketable securities which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company.

During the three months ended March 31, 2015, we received approximately $1.7 million from the exercise of stock options under our employee stock incentive plans.  The tax benefit received from the exercise of those options and restricted stock vested was approximately $3.3 million.

On July 16, 2014, we completed the acquisition of Sheridan in a cash and stock transaction valued at approximately $2.35 billion. To fund the transaction, we completed offerings of common stock and mandatory convertible preferred stock on July 2, 2014, which resulted in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory convertible preferred stock offering, net of estimated transaction fees, were approximately $421.3 million and $166.6 million, respectively. In addition, on July 16, 2014, we entered into a new senior secured credit facility comprised of an $870.0 million term loan and a $300.0 million revolving credit facility and completed a private offering of $1.1 billion aggregate principal amount of our 2022 Senior Unsecured Notes. As a result of these transactions, the obligations related to our previously existing revolving credit facility and senior secured notes were satisfied and terminated.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends began to accrue from the date of issuance and, to the extent lawful and declared by our board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. On March 3, 2015, the Board of Directors declared a dividend of $1.3125 per share in cash, or $2.3 million, for our 5.25% Mandatory Convertible Preferred Stock. As of March 31, 2015, the dividend was funded to the paying agent to be paid to shareholders of record as of March 15, 2015.

On August 9, 2013, our Board of Directors approved a stock repurchase program for up to $40.0 million of our shares of common stock, which expired on February 9, 2015. During the three months ended March 31, 2015, we did not purchase any shares under the stock repurchase program.

During the three months ended March 31, 2015, we repurchased 67,000 shares of our common stock by withholding a portion of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

employee restricted stock that vested, with a value of approximately $3.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During 2012, we completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020. At March 31, 2015, we had approximately $4.7 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in May 2015. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on March 31, 2015). Our revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $300.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

During 2014, we completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date of July 15, 2022. At March 31, 2015, we had approximately $13.0 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which will be paid in July 2015.

For the three months ended March 31, 2015, we had net repayments on long-term debt of $3.0 million. At March 31, 2015, we had no balance outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $863.5 million outstanding pursuant to our term loan. In addition, as of March 31, 2015, we had available under our revolving credit agreement $300.0 million for acquisition borrowings.
As of March 31, 2015, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

We expect our interest expense to be approximately $120.0 million on an annual basis primarily as a result of the indebtedness incurred in connection with the acquisition of Sheridan. We plan to fund the additional interest expense primarily through our increased operating cash flow as a result of the acquisition of Sheridan.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our Physician Services Division. We expect to take possession in June of 2015 to begin tenant improvements. Annual rent expense is expected to be approximately $2.7 million. Our rent obligation does not require cash payments until September 2016.

Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing ASCs and physician practices, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains or networks of ASCs. Such acquisitions, joint ventures or other opportunities may require an amendment to our current debt agreements or additional external financing. As previously discussed, we cannot assure you that any required financing will be available, or will be available on terms acceptable to us.

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

We adopted this ASU effective January 1, 2015 and did not have any disposals during the three months ended March 31, 2015.  We do not believe this ASU will have a material impact on our consolidated financial position or cash flows.

In May 2014, Financial Accounting Standards Board issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In April 2015, the FASB proposed a one-year deferral of the ASU. The guidance in ASU 2014-09 is now effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption would be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. We have yet to assess the impact, if any, this ASU will have on our consolidated financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at March 31, 2015, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $5.2 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2015 based on our indebtedness at March 31, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the Sheridan acquisition on July 16, 2014, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of Sheridan and to integrate them within our broader framework of controls. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of Sheridan within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings we previously described in our 2014 Annual Report on Form 10-K during the three months ended March 31, 2015.

Item 1A. Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.   Exhibits

Exhibit		Description

10.1		Office lease by and between 8000 Sunrise Lot B, as landlord and AmSurg Corp, as tenant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated January 22, 2015)

10.2	*	Employment Agreement dated, July 16, 2014, between the Company and Robert Coward

10.3	*	Form of Performance Share Unit Award Agreement (incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K, dated February 9, 2015)

31.1		Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for the three month periods ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014 and (v) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2015 and 2014

	*	Management contract or compensatory plan, contract or agreement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	May 6, 2015

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

