Form 10-Q
period 2015-06-30
AMSURG CORP
filed 2015-08-07
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Yes [  ]                    No [X]

As of August 6, 2015 there were outstanding 48,444,750 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Six Months Ended June 30, 2015

i

Part I

Item 1.  Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$126,289	$208,079
Restricted cash and marketable securities	11,581	10,219
Accounts receivable, net of allowance of $125,123 and $113,357, respectively	259,872	233,053
Supplies inventory	20,985	19,974
Prepaid and other current assets	83,857	115,362
Total current assets	502,584	586,687
Property and equipment, net	188,755	180,448
Investments in unconsolidated affiliates	83,679	75,475
Goodwill	3,586,021	3,381,149
Intangible assets, net	1,282,377	1,273,879
Other assets	24,616	25,886
Total assets	$5,668,032	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$19,778	$18,826
Accounts payable	28,514	29,585
Accrued salaries and benefits	141,719	140,044
Accrued interest	29,804	29,644
Other accrued liabilities	97,149	67,986
Total current liabilities	316,964	286,085
Long-term debt	2,229,683	2,232,186
Deferred income taxes	623,667	633,480
Other long-term liabilities	91,954	89,443
Commitments and contingencies
Noncontrolling interests – redeemable	185,177	184,099
Equity:
Preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 120,000 shares authorized, 48,443 and 48,113 shares issued and outstanding, respectively	893,319	885,393
Retained earnings	677,707	627,522
Total AmSurg Corp. equity	1,737,658	1,679,547
Noncontrolling interests – non-redeemable	482,929	418,684
Total equity	2,220,587	2,098,231
Total liabilities and equity	$5,668,032	$5,523,524

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (unaudited) (In thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$707,733	$278,227	$1,345,930	$537,788
Provision for uncollectibles	(65,783)	—	(133,535)	—
Net revenue	641,950	278,227	1,212,395	537,788
Operating expenses:
Salaries and benefits	320,396	84,053	622,575	166,202
Supply cost	45,790	40,873	88,374	78,678
Other operating expenses	105,002	55,812	195,572	109,981
Transaction costs	1,982	3,579	3,453	3,579
Depreciation and amortization	23,612	8,436	46,430	16,695
Total operating expenses	496,782	192,753	956,404	375,135
Gain (loss) on deconsolidation	(3,035)	1,366	(3,258)	3,411
Equity in earnings of unconsolidated affiliates	3,989	539	6,640	1,303
Operating income	146,122	87,379	259,373	167,367
Interest expense, net	30,182	6,892	60,429	13,852
Earnings from continuing operations before income taxes	115,940	80,487	198,944	153,515
Income tax expense	25,193	12,798	39,442	25,780
Net earnings from continuing operations	90,747	67,689	159,502	127,735
Net earnings from discontinued operations	—	483	—	551
Net earnings	90,747	68,172	159,502	128,286
Less net earnings attributable to noncontrolling interests	57,072	49,211	104,789	92,130
Net earnings attributable to AmSurg Corp. shareholders	33,675	18,961	54,713	36,156
Preferred stock dividends	(2,264)	—	(4,528)	—
Net earnings attributable to AmSurg Corp. common shareholders	$31,411	$18,961	$50,185	$36,156

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$31,411	$18,771	$50,185	$36,163
Earnings (loss) from discontinued operations, net of income tax	—	190	—	(7)
Net earnings attributable to AmSurg Corp. common shareholders	$31,411	$18,961	$50,185	$36,156
Basic earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$0.66	$0.59	$1.05	$1.14
Net earnings from discontinued operations	—	0.01	—	—
Net earnings	$0.66	$0.60	$1.05	$1.14
Diluted earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$0.65	$0.58	$1.05	$1.12
Net earnings from discontinued operations	—	0.01	—	—
Net earnings	$0.65	$0.59	$1.05	$1.12
Weighted average number of shares and share equivalents outstanding:
Basic	47,678	31,825	47,625	31,770
Diluted	48,099	32,233	48,002	32,177

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
						Noncontrolling		Interests –
						Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2014	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	54,713	33,117	87,830	71,672
Issuance of restricted stock	314	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	90	2,080	—	—	—	—	2,080	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	7,592	—	—	—	—	7,592	—
Tax benefit related to exercise of share based awards	—	3,533	—	—	—	—	3,533	—
Dividends paid on preferred stock	—	—	—	—	(4,528)	—	(4,528)	—
Acquisitions and other transactions impacting noncontrolling interests	—	599	—	—	—	59,888	60,487	(408)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(30,989)	(30,989)	(69,819)
Disposals and other transactions impacting noncontrolling interests	—	(2,194)	—	—	—	2,229	35	(367)
Balance at June 30, 2015	48,443	$893,319	1,725	$166,632	$677,707	$482,929	$2,220,587	$185,177

Balance at January 1, 2014	32,353	$185,873	—	$—	$578,324	$361,359	$1,125,556	$177,697
Net earnings	—	—	—	—	36,156	26,788	62,944	65,342
Issuance of restricted stock	225	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	69	1,646	—	—	—	—	1,646	—
Stock repurchased	(68)	(2,857)	—	—	—	—	(2,857)	—
Share-based compensation	—	4,964	—	—	—	—	4,964	—
Tax benefit related to exercise of share based awards	—	2,090	—	—	—	—	2,090	—
Acquisitions and other transactions impacting noncontrolling interests	—	305	—	—	—	19,435	19,740	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(26,846)	(26,846)	(65,134)
Disposals and other transactions impacting noncontrolling interests	—	(2,199)	—	—	—	(1,943)	(4,142)	(842)
Balance at June 30, 2014	32,572	$189,822	—	$—	$614,480	$378,793	$1,183,095	$177,063

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$159,502	$128,286
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	46,430	16,695
Amortization of deferred loan costs	4,155	996
Provision for uncollectibles	144,514	10,736
Net loss on sale of long-lived assets	—	611
Loss (gain) on deconsolidation	3,258	(3,411)
Share-based compensation	7,592	4,964
Excess tax benefit from share-based compensation	(3,533)	(2,090)
Deferred income taxes	2,699	17,872
Equity in earnings of unconsolidated affiliates	(6,640)	(1,303)
Net change in fair value of contingent consideration	6,410	—
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(157,056)	(16,715)
Supplies inventory	(110)	(7)
Prepaid and other current assets	30,327	(2,310)
Accounts payable	(696)	(2,397)
Accrued expenses and other liabilities	12,648	769
Other, net	1,895	885
Net cash flows provided by operating activities	251,395	153,581
Cash flows from investing activities:
Acquisitions and related expenses	(196,032)	(24,437)
Acquisition of property and equipment	(32,665)	(16,075)
Proceeds from sale of interests in surgery centers	—	2,092
Purchases of marketable securities	(1,245)	—
Maturities of marketable securities	2,988	—
Other	(1,987)	(1,381)
Net cash flows used in investing activities	(228,941)	(39,801)
Cash flows from financing activities:
Proceeds from long-term borrowings	7,795	74,246
Repayment on long-term borrowings	(10,288)	(102,326)
Distributions to noncontrolling interests	(101,033)	(92,010)
Cash dividends for preferred shares	(4,528)	—
Proceeds from issuance of common stock upon exercise of stock options	2,080	1,646
Repurchase of common stock	(3,684)	(2,857)
Excess tax benefit from share-based compensation	3,533	2,090
Other	1,881	(498)
Net cash flows used in financing activities	(104,244)	(119,709)
Net decrease in cash and cash equivalents	(81,790)	(5,929)
Cash and cash equivalents, beginning of period	208,079	50,840
Cash and cash equivalents, end of period	$126,289	$44,911

Supplemental cash flow information:
Interest payments	$56,252	$9,710
Income tax paid, net of refunds	$7,772	$4,703

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X.  In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all normal recurring adjustments, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented.  The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AmSurg Corp.'s (Company) 2014 Annual Report on Form 10-K.

Ambulatory Services

The Company, through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited partnerships (LPs) and limited liability companies (LLCs) which own and operate ambulatory surgery centers (ASCs, surgery centers or centers).  The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate.  The Company has ownership interests of less than 51% in 13 LPs and LLCs, 2 of which it consolidates as the Company has substantive participation rights and 11 of which it does not consolidate as the Company’s rights are limited to protective rights only.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated LPs and LLCs.  Consolidation of such LPs and LLCs is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the LPs and LLCs, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities.  The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests.  Intercompany profits, transactions and balances have been eliminated.  All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity.  However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required.  Consolidated net earnings attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of earnings; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value.  Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

Center profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests.  The partners of the Company’s center partnerships typically are organized as general partnerships, LPs or LLCs that are not subject to federal income tax.  Each partner shares in the pre-tax earnings of the center in which it is a partner.  Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings.  However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its income tax expense.  In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.

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

Restricted Cash and Marketable Securities

As of June 30, 2015, the Company had $30.2 million of restricted cash and marketable securities in the accompanying consolidated balance sheets which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $18.6 million of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. The remaining $11.6 million is reflected as a component of total current assets in the accompanying consolidated balance sheets as such amount is available to satisfy the claims payments estimated to occur in the next 12 months. As of June 30, 2015, the Company had $1.2 million included in restricted cash and marketable securities, consisting of certificates of deposit with maturities less than 180 days, which approximates fair value.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment,” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation. The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy. The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, the Company will dispose of certain of its entities primarily due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those entities. Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations. The Company adopted this ASU effective January 1, 2015 and did not have any disposals during the six months ended June 30, 2015.  The Company does not believe this ASU will have a material impact on the Company’s consolidated financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB approved a one-year deferral of this ASU. The guidance in ASU 2014-09 will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods

Item 1. Financial Statements - (continued)	Table of Contents

therein. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis". The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. The Company has not yet determined the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid.  During the six months ended June 30, 2015 and 2014, the Company derived approximately 26% and 25%, respectively, of its ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.

Physician Services

Physician services revenues primarily consist of fee for service revenue and contract revenue and are derived principally from the provision of physician services to patients of the healthcare facilities the Company serves. Contract revenue represents income earned from the Company's hospital customers to subsidize contract costs when payments from third-party payors are inadequate to support such costs.

The Company records revenue at the time services are provided, net of a contractual allowance and a provision for uncollectibles. Revenue less the contractual allowance represents the net revenue expected to be collected from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. The Company also recognizes revenue for services provided during the period that have not been billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections.

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

	Three Months Ended June 30, 2015 (1)		Six Months Ended June 30, 2015 (1)
Medicare	$43,224	13.1%	$81,397	13.2%
Medicaid	15,890	4.8	29,862	4.8
Commercial and managed care	250,163	75.6	462,190	74.8
Self-pay	55,767	16.9	114,893	18.6
Net fee for service revenue	365,044	110.3	688,342	111.5
Contract and other revenue	31,698	9.6	62,687	10.2
Provision for uncollectibles	(65,783)	(19.9)	(133,535)	(21.6)
Net revenue for physician services	$330,959	100.0%	$617,494	100.0%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. As such, historical amounts for periods prior to that date are not included.

Item 1. Financial Statements - (continued)	Table of Contents

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

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statement of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statement of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statement of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was approximately $4.7 million and $11.0 million for the three and six months ended June 30, 2015, respectively, and $5.5 million and $10.7 million for the three and six months ended June 30, 2014, respectively. Bad debt expense related to physician services was $65.8 million and $133.5 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2015 and December 31, 2014 allowances for doubtful accounts were $125.1 million and $113.4 million, respectively. The change in the allowance for doubtful accounts is primarily a result of operations of acquisitions completed during the six months ended June 30, 2015. At June 30, 2015, approximately 72% of the Company’s allowance for doubtful accounts was related to fee for service patient receivables associated with our physician services segment. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors, and by the geographic dispersion of the Company's operations.

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

Item 1. Financial Statements - (continued)	Table of Contents

on the closing price of the Company's common stock on July 16, 2014. The acquisition of Sheridan enhances the growth profile and diversity of the Company by focusing on complementary specialties across the healthcare continuum.

The accounting for the acquisition of Sheridan was complete as of June 30, 2015, with the exception of the acquired deferred tax liabilities, which the Company continues to evaluate and will finalize during the third quarter of 2015 when it obtains certain information which was unavailable as of June 30, 2015.

Ambulatory Services Acquisitions

During the six months ended June 30, 2015, the Company, through a wholly-owned subsidiary, acquired a controlling interest in four surgery centers. During the six months ended June 30, 2014, the Company, through a wholly-owned subsidiary, acquired a controlling interest in two surgery centers. The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the six months ended June 30, 2015 and 2014 was approximately $95.4 million and $24.4 million, respectively, and was paid in cash and funded by operating cash flow in 2015 and a combination of operating cash flow and borrowings under the Company’s revolving credit facility in 2014.  The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Physician Services Acquisitions

The Company completed the acquisition of four physician practices in the six months ended June 30, 2015. The total consideration consisted of cash of $100.6 million, which was funded at closing through available cash and current year operating cash flow. As a result of certain acquisitions completed during the year ended December 31, 2014, the Company has agreed to pay as additional consideration, amounts which are contingent on the acquired entities achieving future performance metrics. As of June 30, 2015 and December 31, 2014, the Company had accrued $31.3 million and $20.7 million, respectively, as a component of accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets which represents management's estimate of the fair values of the contingent consideration. As of June 30, 2015, the Company estimates it may have to pay between $30.0 million to $33.0 million in future contingent payments for acquisitions made prior to December 31, 2014 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisitions over each respective measurement period. During the three months ended June 30, 2015, the Company recorded a net increase to the expected contingent consideration of approximately $6.4 million, which is included in other operating expenses in the accompanying consolidated statements of earnings, based on results of operations in the three months ended June 30, 2015. The acquisitions completed during the six months ended June 30, 2015 did not result in any contingent consideration.

The Company utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. In estimating the fair value, management developed various scenarios and weighted the probable outcome of each scenario using a range of expected probability specific to each agreement. Management utilized a market rate to discount the results of such analysis in order to record the present value of the expected future payout. The timing of the payments of the additional consideration varies by agreement but is expected to occur within one to three years from the respective date of acquisition.

Item 1. Financial Statements - (continued)	Table of Contents

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the six months ended June 30, 2015 and 2014, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

	Six Months Ended June 30,
	2015 (1)	2014
Accounts receivable	$14,162	$1,023
Other current assets	7,882	953
Property and equipment	6,774	2,481
Goodwill	220,952	44,319
Intangible assets	32,313	—
Other long-term assets	40	—
Accounts payable	(2,234)	(2,341)
Other accrued liabilities	(9,979)	(527)
Deferred income taxes	(3,604)	—
Other long-term liabilities	(4,302)	—
Long-term debt	(583)	(214)
Total fair value	261,421	45,694
Less: Fair value attributable to noncontrolling interests	59,889	21,257
Acquisition date fair value of total consideration transferred	$201,532	$24,437

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at June 30, 2015.

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

During the three and six months ended June 30, 2015, the Company incurred approximately $2.0 million and $3.5 million of transaction costs, respectively. During the three and six months ended June 30, 2014, the Company incurred approximately $3.6 million of transaction costs, respectively.

Net revenue and net earnings included in the six months ended June 30, 2015 and 2014 associated with completed acquisitions are as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net revenue	$48,042	$2,643

Net earnings	9,101	576
Less: Net earnings attributable to noncontrolling interests	2,353	355
Net earnings attributable to AmSurg Corp. common shareholders	$6,748	$221

Item 1. Financial Statements - (continued)	Table of Contents

The unaudited consolidated pro forma results for the six months ended June 30, 2015 and 2014, assuming all 2015 acquisitions had been consummated on January 1, 2014, and all 2014 acquisitions had been consummated on January 1, 2013 are as follows (in thousands, except earnings per share):

	Six Months Ended June 30,
	2015	2014
Net revenue	$1,239,015	$1,153,171
Net earnings	165,392	159,562
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	59,018	58,633
Net earnings per common share:
Basic	$1.14	$1.14
Diluted	$1.14	$1.14

(5) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest. Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of earnings. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

As of June 30, 2015 and December 31, 2014, the Company has recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $83.7 million and $75.5 million, respectively. The Company's net earnings from these investments during the three and six months ended June 30, 2015 were approximately $4.0 million and $6.6 million, respectively, and during the three and six months ended June 30, 2014 were approximately $0.5 million and $1.3 million, respectively.

During the six months ended June 30, 2015, the Company's ambulatory services segment entered into a transaction whereby it contributed its controlling interest in one center in exchange for a noncontrolling interest in an entity that owned one ASC prior to the transaction and, after the completion of the transaction, controls the contributed center and the center it previously owned. During the six months ended June 30, 2015, the Company's physician services segment contributed one site of service into an entity jointly owned by the Company and a health system. During the six months ended June 30, 2014, the Company's ambulatory services segment entered into certain transactions whereby it contributed its controlling interests in four centers in exchange for $1.7 million and noncontrolling interests in three separate entities each jointly owned by a health system that, after the completion of the transactions, controls the contributed centers.

As a result of these transactions, for the six months ended June 30, 2015 and 2014, the Company recorded approximately $2.3 million and $6.5 million, respectively, in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities.

In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s interest, which is based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers or contracts immediately prior to each transaction. Accordingly, the Company recognized a net loss on deconsolidation in the accompanying consolidated statements of earnings of approximately $3.0 million and $3.3 million, respectively, during the three and six months ended June 30, 2015, which primarily resulted from the disposal of $5.2 million of goodwill and intangibles. During the three and six months ended June 30, 2014, the Company recognized a net gain on deconsolidation of approximately $1.4 million and $3.4 million, respectively.

Item 1. Financial Statements - (continued)	Table of Contents

(6)  Dispositions

During the six months ended June 30, 2014, the Company initiated the disposition of centers in its ambulatory services segment due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers. The Company did not dispose of any centers during the six months ended June 30, 2015. For disposals occurring in 2014 and prior, the results of operations of discontinued centers have been classified as discontinued operations in all periods presented. As of January 1, 2015, the Company adopted ASU 2014-08 which raised the threshold for a disposal to qualify as a discontinued operation. As a result, the Company expects that such future disposals of its centers will no longer meet the definition to be accounted for as discontinued operations, and any gain or loss from such disposals will be included in continuing operations.

Results of operations and associated gain (loss) on disposal of the centers discontinued for the three and six months ended June 30, 2014 are as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$2,877	$7,471
Earnings before income taxes	599	1,139

Results of discontinued operations, net of tax:
Earnings from operations of discontinued interests in surgery centers	476	906
Gain (loss) on disposal of discontinued interests in surgery centers	7	(355)
Net earnings from discontinued operations	483	551
Less: Net earnings from discontinued operations attributable to noncontrolling interests	293	558
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	$190	$(7)

Cash proceeds from disposal for the six months ended June 30, 2014 were $1.1 million.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Income taxes receivable	$4,892	$28,694
Prepaid expenses	18,564	18,682
Deferred compensation plan assets	19,134	17,320
Deferred income taxes	21,228	22,462
Other	20,039	28,204
Total prepaid and other current assets	$83,857	$115,362

Item 1. Financial Statements - (continued)	Table of Contents

(8)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$3,381,149
Goodwill acquired, including post acquisition adjustments	208,196
Goodwill disposed, including impact of deconsolidation transactions	(3,324)
Balance at June 30, 2015	$3,586,021

Although the determination of goodwill generated as a result of the Sheridan transaction is still under evaluation as of June 30, 2015, the ambulatory services segment and the physician services segment had approximately $2.0 billion and $1.6 billion, respectively, of goodwill. During the six months ended June 30, 2015, goodwill increased $144.8 million for the ambulatory services segment primarily due to the acquisition of four centers, net of one deconsolidation. During the six months ended June 30, 2015, goodwill increased by $60.0 million for the physician services segment primarily due to the acquisition of four physician practices, net of one deconsolidation, and post-acquisition adjustments associated with the acquisition of Sheridan of approximately $12.9 million, primarily related to deferred income taxes. For the six months ended June 30, 2015 and 2014, respectively, approximately $107.6 million and $25.1 million of goodwill recorded was deductible for tax purposes.

Intangible assets at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,001,463	$(46,996)	$954,467	$971,645	$(22,145)	$949,500
Deferred financing cost	59,858	(9,299)	50,559	59,574	(5,151)	54,423
Capitalized software	61,765	(23,676)	38,089	50,387	(19,197)	31,190
Agreements, contracts and other	4,218	(2,951)	1,267	3,523	(2,752)	771
Total amortizable intangible assets	1,127,304	(82,922)	1,044,382	1,085,129	(49,245)	1,035,884
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	9,995	—	9,995	9,995	—	9,995
Total non-amortizable intangible assets	237,995	—	237,995	237,995	—	237,995
Total intangible assets	$1,365,299	$(82,922)	$1,282,377	$1,323,124	$(49,245)	$1,273,879

Approximately $29.8 million of intangible assets related to customer relationships were recorded during the six months ended June 30, 2015 and are estimated to be amortized over a weighted average period of 20 years with no expected residual values.

Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $16.8 million and $0.6 million, respectively, and $33.4 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. Estimated amortization of intangible assets for the remainder of 2015 and each of the following five years and thereafter is $34.1 million, $67.6 million, $66.3 million, $65.2 million, $62.5 million, $59.6 million and $689.1 million, respectively.  The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.8 years with no expected residual values.

Item 1. Financial Statements - (continued)	Table of Contents

(9) Accrued Professional Liabilities

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

At June 30, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

June 30, 2015
Estimated losses under self-insured programs	$28,080
Incurred but not reported losses	32,769
Total accrued professional liabilities	60,849
Less estimated losses payable within one year	11,641
Total	$49,208

The changes to the Company's estimated losses under self-insured programs as of June 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$53,785
Assumed liabilities through acquisitions	4,289
Provision related to current period reserves	10,554
Payments for current period reserves	(1,624)
Benefit related to changes in prior period reserves	(902)
Payments for prior period reserves	(5,253)
Balance at June 30, 2015	$60,849

(10)  Long-term Debt

Long-term debt at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Term loan	$861,300	$865,650
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	1,100,000
Other debt due through 2025	23,078	20,156
Capitalized lease arrangements due through 2026	15,083	15,206
	2,249,461	2,251,012
Less current portion	19,778	18,826
Long-term debt	$2,229,683	$2,232,186

The fair value of fixed rate long-term debt, with a carrying value of $1,386.5 million, was $1,405.3 million at June 30, 2015. The fair value of variable rate long-term debt approximates its carrying value of $863.0 million at June 30, 2015.  With the exception of the Company’s 2020 and 2022 Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders.  The fair value of the Company’s 2020 and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a.     Term Loan and Credit Facility

On July 16, 2014, the Company terminated its revolving credit facility and entered into a new credit facility that is comprised of an $870.0 million term loan and a $300.0 million revolving credit facility.

Item 1. Financial Statements - (continued)	Table of Contents

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on June 30, 2015). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The new revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $300.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the new senior secured credit facility by an aggregate amount not to exceed the greater of $300.0 million and an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The new senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s partnership and membership interests in the LPs and LLCs. As of June 30, 2015, the Company was in compliance with the covenants contained in the term loan and credit facility and had not drawn upon the revolving credit facility.

Prior to entering into the Company's new credit facility, the Company maintained a revolving credit facility which had a maturity date of June 2018 and permitted the Company to borrow up to $475.0 million at an interest rate equal to either the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof. On July 3, 2014, the Company utilized proceeds received from its common and preferred stock offerings to repay its outstanding obligation under the prior revolving credit facility.

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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2020 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory convertible preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at June 30, 2015.

2022 Senior Unsecured Notes

On July 16, 2014, the Company completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). On February 19, 2015, the Company completed an offer to exchange the

Item 1. Financial Statements - (continued)	Table of Contents

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at June 30, 2015.

c.     Senior Secured Notes

During 2010, the Company issued $75.0 million principal amount of senior secured notes (the Senior Secured Notes) pursuant to a note purchase agreement.  The Senior Secured Notes had a maturity date of May 28, 2020. On July 16, 2014, the Company redeemed the Senior Secured Notes utilizing proceeds received from its common and preferred stock offerings.

(11)  Shareholders’ Equity

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

On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock which expired on February 9, 2015. The Company did not purchase any shares under the stock repurchase program during 2015.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements.  During the six months ended June 30, 2015 and 2014, the Company repurchased 67,000 shares and 68,014 shares, respectively, of common stock for approximately $3.7 million and $2.9 million, respectively.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

On March 3, 2015 and May 20, 2015, the Company's Board of Directors declared dividends of $1.3125 per share in cash, or $2.3 million, respectively, for the Company’s 5.25% Mandatory Convertible Preferred Stock. As of June 30, 2015, the dividends declared on May 20, 2015 were funded to the paying agent to be paid on July 1, 2015 to shareholders of record as of June 15, 2015.

c.   Stock Incentive Plans

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan.  The Company also has unvested restricted stock and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, and the AmSurg Corp. 1997 Stock Incentive Plan, as amended, under which no additional awards may be granted.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock.  At June 30, 2015, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 893,347 shares were available for future equity grants.  Restricted stock granted to outside directors vests on the first anniversary of the date of grant.  Restricted stock granted to employees vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.  Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company has not issued options subsequent to 2008, and all outstanding options are fully vested.  Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense	$3,883	$2,506	$7,592	$4,964
Fair value of shares vested	1,746	1,183	13,220	10,358
Cash received from option exercises	334	1,158	2,080	1,646
Tax benefit from exercises of share based awards	216	363	3,533	2,090

As of June 30, 2015, the Company had total unrecognized compensation cost of approximately $24.4 million related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.2 years. For the three and six months ended June 30, 2015 and 2014, there were no options that were anti-dilutive.

Item 1. Financial Statements - (continued)	Table of Contents

A summary of the status of non-vested restricted shares at June 30, 2015 and changes during the six months ended June 30, 2015 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2014	668,109	$33.51
Shares granted	313,498	56.19
Shares vested	(233,831)	28.19
Shares forfeited	(6,983)	39.88
Non-vested shares at June 30, 2015	740,793	$44.73

In addition to the non-vested restricted shares, during the six months ended June 30, 2015, the Company granted 68,533 performance-based restricted stock units (RSUs) to certain of its officers and physician employees. The fair value of our common stock on the grant date of these RSUs was $55.40. The RSUs will vest ratably over a three year period from the grant date. The conversion of the RSUs to restricted stock is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2015 and, if achieved, would occur during the first quarter of 2016. If the financial performance goal is not achieved, the RSUs will be forfeited. The number of RSUs that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At June 30, 2015, the Company believes the RSUs will vest at approximately 150%.

A summary of stock option activity for the six months ended June 30, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2014	158,721	$22.89	1.7
Options exercised with total intrinsic value of $3.5 million	(90,012)	23.09
Options terminated	(5,000)	25.76
Outstanding, Vested and Exercisable at June 30, 2015 with an aggregate intrinsic value of $3.0 million	63,709	$22.40	0.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2015 exercised their options at the Company’s closing stock price on June 30, 2015.

Item 1. Financial Statements - (continued)	Table of Contents

d. Earnings per Share

Basic net earnings attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to AmSurg common stockholders, per common share is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's mandatory convertible preferred stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings from continuing operations attributable to AmSurg Corp. and net earnings attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the three and six months ended June 30, 2015, approximately 3.1 million common share equivalents related to the mandatory convertible preferred stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2015:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$31,411	47,678	$0.66	$50,185	47,625	$1.05
Effect of dilutive securities, options and non-vested shares	—	421		—	377
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$31,411	48,099	$0.65	$50,185	48,002	$1.05

2014:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$18,771	31,825	$0.59	$36,163	31,770	$1.14
Effect of dilutive securities, options and non-vested shares	—	408		—	407
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$18,771	32,233	$0.58	$36,163	32,177	$1.12

Item 1. Financial Statements - (continued)	Table of Contents

(12)  Income Taxes

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

(13)  Commitments and Contingencies

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships.  The purchase price to be paid in such event would be determined by a pre-defined formula, as specified in the partnership agreements.  The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2015. As a result, the

Item 1. Financial Statements - (continued)	Table of Contents

noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Physician Services Headquarters Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which it intends to be the future headquarters of its physician services operations. The Company expects to occupy approximately 167,000 square feet of office space by September 1, 2016 and an additional approximately 55,000 square feet of space commencing May 1, 2017. The initial term of this lease agreement is set to expire in February 2029. The Company expects to take possession in September 2015 to begin tenant improvements. As the lease is expected to be operating in nature, the Company will begin to recognize rent expense on a straight line basis when possession is obtained. Annual rent expense is expected to be approximately $2.7 million.

(14) Segment Reporting

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Revenue:
Ambulatory Services	$310,991	$278,227	$594,901	$537,788
Physician Services	330,959	—	617,494	—
Total	$641,950	$278,227	$1,212,395	$537,788

Adjusted EBITDA:
Ambulatory Services	$60,304	$51,616	$107,612	$97,622
Physician Services	67,668	—	114,115	—
Total	$127,972	$51,616	$221,727	$97,622

Adjusted EBITDA:	$127,972	$51,616	$221,727	$97,622
Earnings from continuing operations attributable to noncontrolling interests	57,072	48,918	104,789	91,572
Interest expense, net	(30,182)	(6,892)	(60,429)	(13,852)
Depreciation and amortization	(23,612)	(8,436)	(46,430)	(16,695)
Share-based compensation	(3,883)	(2,506)	(7,592)	(4,964)
Net change in fair value of contingent consideration	(6,410)	—	(6,410)	—
Transaction costs	(1,982)	(3,579)	(3,453)	(3,579)
Gain (loss) on deconsolidation	(3,035)	1,366	(3,258)	3,411
Earnings from continuing operations before income taxes	$115,940	$80,487	$198,944	$153,515

Acquisition and Capital Expenditures:
Ambulatory Services	$64,514	$28,436	$118,610	$40,512
Physician Services	22,822	—	110,087	—
Total	$87,336	$28,436	$228,697	$40,512

Item 1. Financial Statements - (continued)	Table of Contents

(15)  Financial Information for the Company and Its Subsidiaries

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

Condensed Consolidating Balance Sheet - June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,658	$27,112	$55,519	$—	$126,289
Restricted cash and marketable securities	—	—	11,581	—	11,581
Accounts receivable, net	—	140,678	119,194	—	259,872
Supplies inventory	—	288	20,697	—	20,985
Prepaid and other current assets	31,245	31,467	25,379	(4,234)	83,857
Total current assets	74,903	199,545	232,370	(4,234)	502,584
Property and equipment, net	12,786	8,661	167,308	—	188,755
Investments in and receivables from unconsolidated affiliates	4,086,890	1,698,299	—	(5,701,510)	83,679
Goodwill	—	1,551,050	—	2,034,971	3,586,021
Intangible assets, net	64,165	1,215,583	2,629	—	1,282,377
Other assets	3,735	1,001	19,880	—	24,616
Total assets	$4,242,479	$4,674,139	$422,187	$(3,670,773)	$5,668,032
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$11,078	$—	$19,778
Accounts payable	1,956	2,527	27,372	(3,341)	28,514
Accrued salaries and benefits	26,405	100,159	15,155	—	141,719
Accrued interest	29,793	—	11	—	29,804
Other accrued liabilities	7,867	49,384	40,791	(893)	97,149
Total current liabilities	74,721	152,070	94,407	(4,234)	316,964
Long-term debt	2,202,600	—	55,051	(27,968)	2,229,683
Deferred income taxes	219,566	404,101	—	—	623,667
Other long-term liabilities	7,934	64,586	19,434	—	91,954
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	64,511	120,666	185,177
Equity:
Total AmSurg Corp. equity	1,737,658	2,825,225	138,497	(2,963,722)	1,737,658
Noncontrolling interests – non-redeemable	—	—	50,287	432,642	482,929
Total equity	1,737,658	2,825,225	188,784	(2,531,080)	2,220,587
Total liabilities and equity	$4,242,479	$4,674,139	$422,187	$(3,670,773)	$5,668,032

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,351	$23,471	$50,257	$—	$208,079
Restricted cash and marketable securities	—	—	10,219	—	10,219
Accounts receivable, net	—	123,772	109,281	—	233,053
Supplies inventory	—	301	19,673	—	19,974
Prepaid and other current assets	47,997	58,388	13,795	(4,818)	115,362
Total current assets	182,348	205,932	203,225	(4,818)	586,687
Property and equipment, net	10,391	9,972	160,085	—	180,448
Investments in and receivables from unconsolidated affiliates	3,912,804	1,587,881	—	(5,425,210)	75,475
Goodwill	—	1,490,981	—	1,890,168	3,381,149
Intangible assets, net	67,678	1,203,218	2,983	—	1,273,879
Other assets	3,323	943	23,086	(1,466)	25,886
Total assets	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$10,126	$—	$18,826
Accounts payable	1,849	35	31,781	(4,080)	29,585
Accrued salaries and benefits	25,035	101,395	13,614	—	140,044
Accrued interest	29,621	—	23	—	29,644
Other accrued liabilities	8,051	44,305	16,368	(738)	67,986
Total current liabilities	73,256	145,735	71,912	(4,818)	286,085
Long-term debt	2,206,950	—	53,648	(28,412)	2,232,186
Deferred income taxes	209,400	425,546	—	(1,466)	633,480
Other long-term liabilities	7,391	63,616	18,436	—	89,443
Intercompany payable	—	1,219,979	8,010	(1,227,989)	—
Noncontrolling interests – redeemable	—	—	63,544	120,555	184,099
Equity:
Total AmSurg Corp. equity	1,679,547	2,644,051	130,206	(2,774,257)	1,679,547
Noncontrolling interests – non-redeemable	—	—	43,623	375,061	418,684
Total equity	1,679,547	2,644,051	173,829	(2,399,196)	2,098,231
Total liabilities and equity	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - For the Three Months Ended June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7,079	$329,579	$314,780	$(9,488)	$641,950
Operating expenses:
Salaries and benefits	15,511	228,618	76,391	(124)	320,396
Supply cost	—	489	45,335	(34)	45,790
Other operating expenses	5,783	42,099	66,450	(9,330)	105,002
Transaction costs	324	1,658	—	—	1,982
Depreciation and amortization	1,056	14,617	7,939	—	23,612
Total operating expenses	22,674	287,481	196,115	(9,488)	496,782
Loss on deconsolidation	—	(3,035)	—	—	(3,035)
Equity in earnings of unconsolidated affiliates	76,931	64,513	—	(137,455)	3,989
Operating income	61,336	103,576	118,665	(137,455)	146,122
Interest expense, net	11,978	17,624	580	—	30,182
Earnings from operations before income taxes	49,358	85,952	118,085	(137,455)	115,940
Income tax expense	15,683	9,021	489	—	25,193
Net earnings	33,675	76,931	117,596	(137,455)	90,747
Net earnings attributable to noncontrolling interests	—	—	57,072	—	57,072
Net earnings attributable to AmSurg Corp. shareholders	33,675	76,931	60,524	(137,455)	33,675
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$31,411	$76,931	$60,524	$(137,455)	$31,411

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - For the Six Months Ended June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$14,170	$615,158	$601,409	$(18,342)	$1,212,395
Operating expenses:
Salaries and benefits	33,154	440,219	149,454	(252)	622,575
Supply cost	—	885	87,523	(34)	88,374
Other operating expenses	12,417	71,710	129,501	(18,056)	195,572
Transaction costs	592	2,861	—	—	3,453
Depreciation and amortization	1,890	28,924	15,616	—	46,430
Total operating expenses	48,053	544,599	382,094	(18,342)	956,404
Loss on deconsolidation	(188)	(3,223)	(35)	188	(3,258)
Equity in earnings of unconsolidated affiliates	137,318	119,096	—	(249,774)	6,640
Operating income	103,247	186,432	219,280	(249,586)	259,373
Interest expense, net	23,864	35,378	1,187	—	60,429
Earnings from operations before income taxes	79,383	151,054	218,093	(249,586)	198,944
Income tax expense	24,670	13,924	848	—	39,442
Net earnings	54,713	137,130	217,245	(249,586)	159,502
Net earnings attributable to noncontrolling interests	—	—	104,789	—	104,789
Net earnings attributable to AmSurg Corp. shareholders	54,713	137,130	112,456	(249,586)	54,713
Preferred stock dividends	(4,528)	—	—	—	(4,528)
Net earnings attributable to AmSurg Corp. common shareholders	$50,185	$137,130	$112,456	$(249,586)	$50,185

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - For the Three Months Ended June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$6,364	$—	$276,640	$(4,777)	$278,227
Operating expenses:
Salaries and benefits	15,282	—	68,896	(125)	84,053
Supply cost	—	—	40,873	—	40,873
Other operating expenses	4,849	—	55,615	(4,652)	55,812
Transaction costs	3,579	—	—	—	3,579
Depreciation and amortization	815	—	7,621	—	8,436
Total operating expenses	24,525	—	173,005	(4,777)	192,753
Gain on deconsolidation	1,366	1,366	—	(1,366)	1,366
Equity in earnings of unconsolidated affiliates	54,639	54,639	—	(108,739)	539
Operating income	37,844	56,005	103,635	(110,105)	87,379
Interest expense	6,341	—	551	—	6,892
Earnings from continuing operations before income taxes	31,503	56,005	103,084	(110,105)	80,487
Income tax expense	12,549	—	249	—	12,798
Net earnings from continuing operations	18,954	56,005	102,835	(110,105)	67,689
Net earnings from discontinued operations	7	—	476	—	483
Net earnings	18,961	56,005	103,311	(110,105)	68,172
Net earnings attributable to noncontrolling interests	—	—	49,211	—	49,211
Net earnings attributable to AmSurg Corp. common shareholders	$18,961	$56,005	$54,100	$(110,105)	$18,961
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$18,954	$56,005	$53,917	$(110,105)	$18,771
Discontinued operations, net of income tax	7	—	183	—	190
Net earnings attributable to AmSurg Corp. common shareholders	$18,961	$56,005	$54,100	$(110,105)	$18,961

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - For the Six Months Ended June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$12,491	$—	$534,683	$(9,386)	$537,788
Operating expenses:
Salaries and benefits	29,767	—	136,681	(246)	166,202
Supply cost	—	—	78,678	—	78,678
Other operating expenses	9,015	—	110,106	(9,140)	109,981
Transaction costs	3,579	—	—	—	3,579
Depreciation and amortization	1,640	—	15,055	—	16,695
Total operating expenses	44,001	—	340,520	(9,386)	375,135
Gain on deconsolidation	3,411	3,411	—	(3,411)	3,411
Equity in earnings of unconsolidated affiliates	102,691	102,691	—	(204,079)	1,303
Operating income	74,592	106,102	194,163	(207,490)	167,367
Interest expense	12,793	—	1,059	—	13,852
Earnings from continuing operations before income taxes	61,799	106,102	193,104	(207,490)	153,515
Income tax expense	25,253	—	527	—	25,780
Net earnings from continuing operations	36,546	106,102	192,577	(207,490)	127,735
Net earnings (loss) from discontinued operations	(390)	—	941	—	551
Net earnings	36,156	106,102	193,518	(207,490)	128,286
Net earnings attributable to noncontrolling interests	—	—	92,130	—	92,130
Net earnings attributable to AmSurg Corp. common shareholders	$36,156	$106,102	$101,388	$(207,490)	$36,156
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$36,546	$106,102	$101,005	$(207,490)	$36,163
Discontinued operations, net of income tax	(390)	—	383	—	(7)
Net earnings attributable to AmSurg Corp. common shareholders	$36,156	$106,102	$101,388	$(207,490)	$36,156

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(27,553)	$172,907	$232,423	$(126,382)	$251,395
Cash flows from investing activities:
Acquisitions and related expenses	(51,852)	(197,718)	—	53,538	(196,032)
Acquisition of property and equipment	(4,490)	(9,424)	(18,751)	—	(32,665)
Purchases of marketable securities	—	—	(1,245)	—	(1,245)
Maturities of marketable securities	—	—	2,988	—	2,988
Other	—	(1,441)	(546)	—	(1,987)
Net cash flows used in investing activities	(56,342)	(208,583)	(17,554)	53,538	(228,941)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	7,795	—	7,795
Repayment on long-term borrowings	(4,350)	—	(5,938)	—	(10,288)
Distributions to owners, including noncontrolling interests	—	(15,108)	(212,307)	126,382	(101,033)
Capital contributions	—	51,852	—	(51,852)	—
Cash dividends for preferred shares	(4,528)	—	—	—	(4,528)
Changes in intercompany balances with affiliates, net	444	—	(444)	—	—
Other financing activities, net	1,636	2,573	1,287	(1,686)	3,810
Net cash flows provided by (used in) financing activities	(6,798)	39,317	(209,607)	72,844	(104,244)
Net increase (decrease) in cash and cash equivalents	(90,693)	3,641	5,262	—	(81,790)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$43,658	$27,112	$55,519	$—	$126,289

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$27,919	$102,284	$202,508	$(179,130)	$153,581
Cash flows from investing activities:
Acquisitions and related expenses	—	(26,880)	—	2,443	(24,437)
Acquisition of property and equipment	(1,949)	—	(14,126)	—	(16,075)
Proceeds from sale of interests in surgery centers	—	2,092	—	—	2,092
Other	(1,259)	(122)	—	—	(1,381)
Net cash flows used in investing activities	(3,208)	(24,910)	(14,126)	2,443	(39,801)
Cash flows from financing activities:
Proceeds from long-term borrowings	70,000	—	4,246	—	74,246
Repayment on long-term borrowings	(96,358)	—	(5,968)	—	(102,326)
Distributions to owners, including noncontrolling interests	—	(76,846)	(194,294)	179,130	(92,010)
Changes in intercompany balances with affiliates, net	(1,020)	—	1,020	—	—
Other financing activities, net	(207)	(528)	3,559	(2,443)	381
Net cash flows used in financing activities	(27,585)	(77,374)	(191,437)	176,687	(119,709)
Net decrease in cash and cash equivalents	(2,874)	—	(3,055)	—	(5,929)
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$3,836	$—	$41,075	$—	$44,911

(16)  Subsequent Events

The Company assessed events occurring subsequent to June 30, 2015 for potential recognition and disclosure in the consolidated financial statements. The Company acquired two physician practices and a surgery center for an aggregate purchase price of approximately $31.1 million. In addition, the Company entered into a joint venture whereby it contributed its interest in two surgery centers in exchange for a non-controlling interest in an entity that has an ownership interest in the two surgery centers and a surgical hospital. The Company has not yet completed the accounting for this transaction but anticipates recording a gain in the consolidated statement of earnings during the third quarter in an amount not yet determined. Other than the items described above, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

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

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. – Risk Factors” as well as other unknown risks and uncertainties:

•	the risk that we may face challenges managing our physician services segment as a new business and may not realize anticipated benefits;

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

Our operations consist primarily of two major segments, ambulatory services and physician services.

Ambulatory Services Overview

We are the largest owner and operator of outpatient ambulatory surgery centers (ASCs, surgery centers or centers) in the United States based upon total number of surgery centers. We acquire, develop and operate surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At June 30, 2015, we operated 250 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Physician Services Overview

We are a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. At June 30, 2015, we delivered physician services, primarily in the areas of anesthesiology, children’s services, radiology and emergency medical services, to more than 350 healthcare facilities in 27 states, with a significant presence in Florida, New Jersey, Texas and California. At June 30, 2015, we employed more than 3,000 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established when reimbursement from third-party payors is inadequate to support the costs of providing our services. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology.

Operating Environment

Our ASCs and physician practices depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the six months ended June 30, 2015, we derived approximately 26% and 18%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules.  We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

consumer price index (CPI). The Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 ambulatory services revenues by approximately $6.5 million, net of the continued effects of sequestration, as discussed below. In 2015, ASC reimbursement rates increased by 1.9%, which we estimate will positively impact our 2015 ambulatory services revenues by approximately $9.0 million. We estimate that preliminary ASC reimbursement rates for 2016 recently announced by the Centers for Medicare and Medicaid Services (CMS), which are subject to final approval in November 2015, would positively impact our 2016 revenue by approximately $2.5 million. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician services are paid under the Medicare program based upon the Medicare Physician Fee Schedule (MPFS), under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the aggregated amount was multiplied by a conversion factor calculated by the sustainable growth rate (SGR) to arrive at the payment amount for each service. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0% update to the MPFS through June 30, 2015 and a 0.5% payment update for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (MIPS) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, including payments to physicians for the meaningful use of electronic health records. MACRA also requires CMS beginning in 2019 to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (Medicaid-Medicare Parity). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. During 2013, state agencies were required to submit their state plan amendments (SPAs) outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved for enhanced Medicaid-Medicare Parity reimbursement through December 2014. Legislation has been proposed and has passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. Accordingly, we estimate our 2015 Medicaid program revenues will be reduced by approximately $3.4 million compared to a full fiscal 2014.

The Budget Control Act of 2011 (BCA) requires automatic spending reductions of $1.2 trillion for federal fiscal years (FFY) 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. These reductions have been extended through FFY 2024. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our centers.

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2014 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.

Results of Operations

Our consolidated statements of earnings include the results of both our ambulatory services segment and our physician services segment. Our consolidated revenues consist of both facility fees charged for surgical procedures performed in our ASCs and fee for service revenue, contract revenue and other revenue derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own a controlling interest, primarily 51%, in our centers, and our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery center entities.  The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center.  With few exceptions, we generally own 100% of the entities included in our physician services segment. On a consolidated basis, our share of the profits and losses of non-consolidated entities is reported in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

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

Our ambulatory services revenues are directly related to the number of procedures performed at our centers.  Our overall growth in ASC procedure volume is impacted directly by the number of centers in operation and the procedure volume at existing centers. We increase our number of centers through acquisitions, joint venture partnerships and developments. Procedure growth at an existing center may result from additional contracts entered into with third-party payors, increased numbers of procedures performed by our physician partners, additional physicians utilizing the center and/or scheduling and operating efficiencies gained at the surgery center.

Our physician services revenues consist of fee for service revenue, contract revenue and other revenue. Fee for service revenue is primarily generated through the provision of anesthesiology, children's services, radiology and emergency medical services at the

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

Expenses associated with our ambulatory services segment relate directly and indirectly to procedures performed and include: clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth in our number of centers in operation. We also incur operating expenses resulting from our corporate oversight which includes salaries and benefits of our operators and administrative support infrastructure. Our centers also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

Salaries and benefits expense is a significant component of the total expenses associated with our physician services segment and includes compensation and benefits for our employed physicians and other professional providers as well as the salaries and benefits of our administrative support staff. Other operating expenses of our physician services segment includes professional liability costs, costs of business development and marketing, information technology, dues and licenses, occupancy costs and other administrative functions that are indirectly related to the operations of our physician group practices. Our professional liability costs include provisions for paid and estimated losses for actual claims and estimates of claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third party, as well as actual direct costs, including investigation and defense costs, and other costs related to provider professional liability. We plan to continue to expand our investment in administrative support initiatives as a result of our planned future growth from new contracts and acquisitions.

Our depreciation expense primarily relates to charges for equipment and leasehold improvements. Amortization expense primarily relates to intangible assets recorded for customer relationships, computer software, and other technologies arising from acquisitions that we have made.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases and the amortization of deferred financing costs.

The effective tax rate on pre-tax earnings as presented is approximately 20% for the six months ended June 30, 2015. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

Profits and losses are allocated to our noncontrolling partners, all of which relate to our ambulatory services segment, in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners are typically organized as general partnerships, limited partnerships (LPs) or limited liability companies (LLCs) that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings or loss of the entity of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our LPs and LLCs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Consolidated Operations

The following table shows certain statement of earnings items expressed as a percentage of net revenues for the three and six months ended June 30, 2015 and 2014. The operating results of Sheridan are included in our operating results effective July 16, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	49.9	30.2	51.4	30.9
Supply cost	7.1	14.7	7.3	14.6
Other operating expenses	16.4	20.1	16.1	20.5
Transaction costs	0.3	1.3	0.3	0.7
Depreciation and amortization	3.7	3.0	3.8	3.1
Total operating expenses	77.4	69.3	78.9	69.8
Gain (loss) on deconsolidation	(0.5)	0.5	(0.3)	0.6
Equity in earnings of unconsolidated affiliates	0.6	0.2	0.5	0.2
Operating income	22.8	31.4	21.4	31.1
Interest expense, net	4.7	2.5	5.0	2.6
Earnings from continuing operations before income taxes	18.1	28.9	16.4	28.5
Income tax expense	3.9	4.6	3.3	4.8
Net earnings from continuing operations	14.1	24.3	13.2	23.8
Net earnings from discontinued operations	—	0.2	—	0.1
Net earnings	14.1	24.5	13.2	23.9
Net earnings attributable to noncontrolling interests	8.9	17.7	8.6	17.1
Net earnings attributable to AmSurg Corp. shareholders	5.2%	6.8%	4.5%	6.7%

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

We experienced significant changes in our consolidated operations during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, primarily as a result of the following:

•	our operating results for the three and six months ended June 30, 2015 include the operating results of Sheridan, which are not included in prior periods results;

•	we incurred additional interest expense associated with the debt financing required to complete the acquisition of Sheridan;

•	we completed acquisitions in both our ambulatory services and physician services segments; and

•	we experienced positive same center and contract organic growth during the current year periods.

Net revenue increased $363.7 million, or 130.7%, to $642.0 million in the three months ended June 30, 2015 from $278.2 million in the three months ended June 30, 2014. Net revenue increased $674.6 million, or 125.4%, to $1.212 billion in the six months ended June 30, 2015 from $537.8 million in the six months ended June 30, 2014. Our net revenue was impacted primarily due to the following:

•
an increase of $331.0 million and $617.5 million during the three and six months ended June 30, 2015, respectively, associated with the business acquired from Sheridan and subsequent acquisitions in our physician services segment; and

•	an increase of $32.8 million and $57.1 million during the three and six months ended June 30, 2015, respectively, associated with our ambulatory services segment.

Operating income increased $58.7 million, or 67.2%, to $146.1 million during the three months ended June 30, 2015, from $87.4 million in the three months ended June 30, 2014. Operating income increased $92.0 million, or 55.0%, to $259.4 million during the six months ended June 30, 2015, from $167.4 million in the six months ended June 30, 2014. Our operating income was impacted during the three and six months ended June 30, 2015 primarily due to the following:

•	an increase of $40.2 million and $70.2 million during the three and six months ended June 30, 2015, respectively, associated with the business acquired from Sheridan; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	an increase of $18.6 million and $21.8 million during the three and six months ended June 30, 2015, respectively, associated with results of our ambulatory services segment.

Net interest expense increased to $30.2 million and $60.4 million in the three and six months ended June 30, 2015, respectively, from $6.9 million and $13.9 million in the three and six months ended June 30, 2014, respectively, primarily due to increased indebtedness as a result of the financings associated with the acquisition of Sheridan during the year ended December 31, 2014. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $25.2 million and $39.4 million for the three and six months ended June 30, 2015, respectively, compared to $12.8 million and $25.8 million in the three and six months ended June 30, 2014, respectively. Our effective tax rate during the three and six months ended June 30, 2015 was approximately 21.7% and 19.8%, respectively, of earnings from continuing operations. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. The increase in our effective tax rate during the quarter was primarily the result of our continued evaluation of the impact the acquisition of Sheridan has on our consolidated tax structure. Although we experienced an increase in the three months ended June 30, 2015, we expect our effective tax rate during the remainder of 2015 to remain at or near the effective rates we have reported historically.

Noncontrolling interests in net earnings for the three and six months ended June 30, 2015 increased $7.9 million and $12.7 million, respectively, from the three and six months ended June 30, 2014 primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. Due to the inclusion of Sheridan's revenue in the three and six months ended June 30, 2015, noncontrolling interests in earnings as a percentage of revenues decreased to 8.9% and 8.6% in the three and six months ended June 30, 2015, respectively, from 17.7% and 17.1%, respectively, in the three and six months ended June 30, 2014.

Ambulatory Services Operations

The following table presents certain operating data at our ASCs for the three and six months ended June 30, 2015 and 2014. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Procedures performed during the period at consolidated centers	441,302	416,320	845,821	801,017
Centers in operation at end of period (consolidated)	239	231	239	231
Centers in operation at end of period (unconsolidated)	11	7	11	7
Average number of continuing centers in operation (consolidated)	238	233	237	233
New centers added during the period	2	1	4	2
Centers discontinued during the period	—	—	—	1
Centers under development end of period	2	1	2	1
Centers under letter of intent, end of period	6	6	6	6

Of the continuing centers in operation at June 30, 2015, 150 centers performed gastrointestinal endoscopy procedures, 53 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LP or LLC. Ambulatory services revenues at our 2015 same-center group, comprising 229 centers and constituting approximately 96% of our total number of consolidated centers, increased by 5.1% and 4.4% during the three and six months ended June 30, 2015, respectively, compared to the prior year periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table presents selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net revenue	$310,991	100.0%	$278,227	100.0%	$594,901	100.0%	$537,788	100.0%
Operating expenses:
Salaries and benefits	90,662	29.2	84,053	30.2	180,458	30.3	166,202	30.9
Supply cost	45,301	14.6	40,873	14.7	87,489	14.7	78,678	14.6
Other operating expenses	60,713	19.5	55,812	20.1	121,072	20.4	109,981	20.5
Transaction costs	324	0.1	3,579	1.3	592	0.1	3,579	0.7
Depreciation and amortization	8,995	2.9	8,436	3.0	17,506	2.9	16,695	3.1
Total operating expenses	205,995	66.2	192,753	69.3	407,117	68.4	375,135	69.8
Gain (loss) on deconsolidation	—	—	1,366	0.5	(223)	—	3,411	0.6
Equity in earnings of unconsolidated affiliates	952	0.3	539	0.2	1,631	0.3	1,303	0.2
Operating income	$105,948	34.1%	$87,379	31.4%	$189,192	31.8%	$167,367	31.1%

Three and Six Months Ended June 30, 2015 compared to Three and Six Months Ended June 30, 2014

The number of procedures performed in our ASCs increased by 24,982, or 6.0%, to 441,302 and 44,804, or 5.6%, to 845,821 in the three and six months ended June 30, 2015, respectively, from 416,320 and 801,017 in the three and six months ended June 30, 2014, respectively. Ambulatory services revenues increased $32.8 million, or 11.8%, to $311.0 million and $57.1 million, or 10.6%, to $594.9 million, in the three and six months ended June 30, 2015, respectively, from $278.2 million and $537.8 million in the three and six months ended June 30, 2014, respectively. Our ambulatory services revenues were impacted during the three and six months ended June 30, 2015 primarily due to the following:

•
revenue growth of $13.9 million and $23.2 million for the three and six months ended June 30, 2015, respectively, recognized by our 2015 same-center group, reflecting a 5.1% and 4.4% increase in our 2015 same-center group;

•
centers acquired in 2014, which contributed $12.8 million and $26.1 million of additional revenues in the three and six months ended June 30, 2015, respectively, due to having a full period of operations in 2015;

•	centers acquired in 2015, which generated $8.3 million and $12.3 million in revenues during the three and six months ended June 30, 2015, respectively; and

•
reduced revenue recognized during the three and six months ended June 30, 2015 of $2.0 million and $4.7 million, respectively, resulting from the deconsolidation of centers that were consolidated in the prior period. Our share of the results of operations from the deconsolidated centers are reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

Salaries and benefits increased by $6.6 million, or 7.9%, to $90.7 million and $14.3 million, or 8.6%, to $180.5 million in the three and six months ended June 30, 2015, respectively, from $84.1 million and $166.2 million in the three and six months ended June 30, 2014, respectively. The increases were a result of staffing at newly acquired centers, as well as the additional staffing required at existing centers. Salaries and benefits declined as a percentage of revenue primarily due to the increase in our same center revenue during the three and six months ended June 30, 2015.

Supply cost increased $4.4 million, or 10.8%, to $45.3 million and $8.8 million, or 11.2%, to $87.5 million in the three and six months ended June 30, 2015, respectively, from $40.9 million and $78.7 million in the three and six months ended June 30, 2014, respectively. The increases were primarily due to the additional supply cost of centers acquired in 2014, which were mainly multi-specialty centers that now have a full period of supply costs as compared to the prior year.

Other operating expenses increased $4.9 million, or 8.8%, to $60.7 million and $11.1 million, or 10.1%, to $121.1 million in the three and six months ended June 30, 2015, respectively, from $55.8 million and $110.0 million in the three and six months ended June 30, 2014, respectively. The additional expense in the three and six months ended June 30, 2015 resulted primarily from:

•	an increase of $1.7 million and $3.3 million, respectively, in other operating expenses at our 2015 same-center group in the three and six months ended June 30, 2015;

•	centers acquired or opened during 2014, which resulted in an increase of $2.2 million and $4.9 million, respectively, in other

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

operating expenses in the three and six months ended June 30, 2015; and

•	centers acquired during 2015, which resulted in an increase of $1.3 million and $1.9 million, respectively, in other operating expenses in the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2015, we incurred $0.3 million and $0.6 million, respectively, of transaction costs primarily as a result of ASC acquisition activity. During the three and six months ended June 30, 2014, the company incurred $3.6 million of transaction costs which were primarily associated with the Sheridan acquisition.

Depreciation and amortization expense increased $0.6 million, or 6.6%, to $9.0 million and $0.8 million, or 4.9%, to $17.5 million in the three and six months ended June 30, 2015, respectively, from $8.4 million and $16.7 million in the three and six months ended June 30, 2014, respectively, primarily as a result of centers acquired during 2014 and 2015.

Equity in earnings of unconsolidated affiliates was $1.0 million and $1.6 million during the three and six months ended June 30, 2015, respectively, and $0.5 million and $1.3 million during the three and six months ended June 30, 2014, respectively. During the six months ended June 30, 2015, we contributed our controlling interest in one center in exchange for a noncontrolling interest in an entity that owned one ASC prior to the transaction and, after the completion of the transaction, controls the contributed center and the center it previously owned. As a result of the transaction, we recognized a net loss on deconsolidation in the accompanying consolidated statements of earnings of approximately $0.2 million during the six months ended June 30, 2015.

Physician Services Operations

We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue and acquired contract revenue. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our physician services net revenue growth and same contract revenue growth during the three and six months ended June 30, 2015 as compared to the prior year periods.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contribution to Net Revenue Growth:
Same contract	10.9%	8.1%
New contract	1.6	2.0
Acquired contract and other	11.8	9.3
Total net revenue growth	24.3%	19.4%

Same contract revenue growth	14.3%	10.5%

During the three and six months ended June 30, 2015 compared to the prior year periods, total growth in net revenue resulted primarily from same contract growth, which is reflective of an increase in patient encounters and increased revenue per patient encounter, which in part is due to the continuing positive payer mix shift from serving a higher percentage of insured patients, increased acuity, and positive contracting efforts. Additionally, physician practices acquired in 2014 and 2015 contributed approximately $35.8 million and $63.5 million, respectively, to our net revenue growth during the three and six months ended June 30, 2015 compared to the prior year periods.

We evaluate our physician services revenue net of contractual adjustments and provisions for uncollectible charges. Payors generally receive discounts from standard charges, which we refer to as contractual adjustments. In addition, patients our physicians serve may be personally responsible for the payment of the medical services they receive. Our contracts with hospitals and other facilities typically require us to provide care to all patients who present at our locations. While we seek to bill for all medical services we provide, a portion of our medical services are delivered to patients that have no insurance and from whom we cannot collect full compensation. As a result, we establish a provision for uncollectible charges. Our net revenue from our physician services operations represents gross billings after provisions for contractual allowances and uncollectibles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table shows selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment.

	Three Months Ended June 30, 2015 (1)		Six Months Ended June 30, 2015 (1)
Net revenue	$330,959	100.0%	$617,494	100.0%
Operating expenses:
Salaries and benefits	229,734	69.4	442,117	71.6
Supply cost	489	0.1	885	0.1
Other operating expenses	44,289	13.4	74,500	12.1
Transaction costs	1,658	0.5	2,861	0.5
Depreciation and amortization	14,617	4.4	28,924	4.7
Total operating expenses	290,787	87.9	549,287	89.0
Loss on deconsolidation	(3,035)	(0.9)	(3,035)	(0.5)
Equity in earnings of unconsolidated affiliates	3,037	0.9	5,009	0.8
Operating income	$40,174	12.1%	$70,181	11.4%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. As such, historical amounts for periods prior to that date are not included.

Included in total operating expenses above for the three and six months ended June 30, 2015 is approximately $236.7 million and $457.1 million, respectively, incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel. As a percentage of physician services revenue direct practice expense was 71.5% and 74.0%, respectively, for the three and six months ended June 30, 2015. During the six months ended June 30, 2015, we recognized approximately $6.4 million in other operating expenses associated with the net change in fair value of contingent consideration. Direct practice expense is generally higher in the first quarter due to the concentration of additional payroll taxes and other employee benefits during the period.

Depreciation and amortization for our physician services segment includes approximately $12.5 million and $24.9 million of amortization for the three and six months ended June 30, 2015, respectively, resulting from amortizable intangible assets related to our customer relationships with hospitals.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2015 and December 31, 2014 were $126.3 million and $208.1 million, respectively. The decrease in cash is primarily due to the following:

•	completed ambulatory services and physician services acquisitions totaling $196.0 million (net of cash acquired), which were funded with operating cash; and

•	interest payments of $56.3 million, including $30.8 million for our 2022 Senior Unsecured Notes, $16.3 million for our term loan, and $7.0 million for our 2020 Senior Unsecured Notes.

At June 30, 2015, we had working capital of $185.6 million, compared to $300.6 million at December 31, 2014. The decrease is primarily due to the cash paid for acquisitions completed during the three and six months ended June 30, 2015. Cash flow from operations for the six months ended June 30, 2015 generated $251.4 million compared to $153.6 million for the six months ended June 30, 2014. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the six months ended June 30, 2015 was $150.4 million, compared to $61.6 million for the six months ended June 30, 2014. The increase in operating cash flow resulted primarily from the additional earnings from our physician services segment, which we did not operate in the prior year period and an increase in net earnings from our ambulatory services segment. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $101.0 million and $92.0 million during the six months ended June 30, 2015 and 2014, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within five to ten days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2015 and December 31, 2014, our ambulatory services segment net accounts receivable represented 38 and 37 days of revenue outstanding, respectively. At June 30, 2015 and December 31, 2014, our physician services segment net accounts receivable represented 43 and 41 days of revenue outstanding, respectively.

During the six months ended June 30, 2015, we had total acquisition and capital expenditures of $228.7 million, which included:

•	$100.6 million for the acquisition of physician practices;

•	$95.4 million for the acquisition of interests in surgery centers; and

•	$32.7 million for new or replacement property.

At June 30, 2015, we had unfunded construction and equipment purchase commitments for our new corporate headquarters and for surgery centers under development or under renovation of approximately $4.0 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

As of June 30, 2015, we had $30.2 million of restricted cash and marketable securities which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company. Approximately $11.6 million is reflected as a component of total current assets in the accompanying consolidated balance sheets as such amount is available to satisfy the claims payments estimated to occur in the next 12 months.

During the six months ended June 30, 2015, we received approximately $2.1 million from the exercise of stock options under our employee stock incentive plans.  The excess tax benefit received from the exercise of those options and restricted stock vested was approximately $3.5 million.

On July 16, 2014, we completed the acquisition of Sheridan in a cash and stock transaction valued at approximately $2.35 billion. To fund the transaction, we completed offerings of common stock and mandatory convertible preferred stock on July 2, 2014, which resulted in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory convertible preferred stock offering, net of transaction fees, were approximately $421.3 million and $166.6 million, respectively. In addition, on July 16, 2014, we entered into a new senior secured credit facility comprised of an $870.0 million term loan and a $300.0 million revolving credit facility and completed a private offering of $1.1 billion aggregate principal amount of our 2022 Senior Unsecured Notes. As a result of these transactions, the obligations related to our previously existing revolving credit facility and senior secured notes were satisfied and terminated.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends, to the extent lawful and declared by our board of directors, are paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. On March 3, 2015 and May 20, 2015, our Board of Directors declared dividends of $1.3125 per share in cash, or $2.3 million, respectively, for our mandatory convertible preferred stock. As of June 30, 2015, the dividends declared on May 20, 2015 were funded to the paying agent to be paid on July 1, 2015 to shareholders of record as of June 15, 2015.

During the six months ended June 30, 2015, we repurchased 67,000 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $3.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During 2012, we completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date on November 30, 2020. At June 30, 2015, we had approximately $1.2 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in November 2015. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on June 30, 2015). Our revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $300.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

During 2014, we completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. At June 30, 2015, we had approximately $28.5 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which will be paid in July 2015.

For the six months ended June 30, 2015, we had net repayments on long-term debt of $2.5 million. At June 30, 2015, we had no balance outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $861.3 million outstanding pursuant to our term loan. In addition, as of June 30, 2015, we had available under our revolving credit agreement $300.0 million for acquisition borrowings.
As of June 30, 2015, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

We expect our interest expense to be approximately $120.0 million on an annual basis primarily as a result of the indebtedness incurred in connection with the acquisition of Sheridan. We plan to fund the additional interest expense primarily through our increased operating cash flow as a result of the acquisition of Sheridan.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our physician services operations. We expect to take possession in September 2015 to begin tenant improvements. Annual rent expense is expected to be approximately $2.7 million. Our rent obligation does not require cash payments until September 2016.

Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will be adequate to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing ASCs and physician practices, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains or networks of ASCs. Such acquisitions, joint ventures or other opportunities may require an amendment to our current debt agreements or additional external financing, which may include sales of equity securities. We cannot assure you that any required financing will be available, or will be available on terms acceptable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities.  We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates.  Our variable debt instruments are primarily indexed to the prime rate or LIBOR.  Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements.  Based upon our indebtedness at June 30, 2015, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $5.2 million annually.  Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2015 based on our indebtedness at June 30, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the Sheridan acquisition on July 16, 2014, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of Sheridan and to integrate them within our broader framework of controls. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of Sheridan within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material changes during the six months ended June 30, 2015 to the legal proceedings we previously described in our 2014 Annual Report on Form 10-K.

Item 1A. Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.   Exhibits

Exhibit	Description

3.1
Second Amended and Restated Charter of AmSurg, as amended (restated in its entirety for SEC filing purposes only) (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, dated May 22, 2015)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for the three and six month periods ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014 and (v) the notes to the Unaudited Consolidated Financial Statements for the six month periods ended June 30, 2015 and 2014

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	August 7, 2015

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

