Form 10-Q
period 2015-09-30
AMSURG CORP
filed 2015-11-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Yes [  ]                    No [X]

As of November 5, 2015 there were outstanding 48,455,300 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Nine Months Ended September 30, 2015

i

Part I

Item 1.  Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$187,422	$208,079
Restricted cash and marketable securities	11,789	10,219
Accounts receivable, net of allowance of $144,893 and $113,357, respectively	276,237	233,053
Supplies inventory	20,887	19,974
Prepaid and other current assets	91,651	115,362
Total current assets	587,986	586,687
Property and equipment, net	190,399	180,448
Investments in unconsolidated affiliates	112,877	75,475
Goodwill	3,589,317	3,381,149
Intangible assets, net	1,282,567	1,273,879
Other assets	24,074	25,886
Total assets	$5,787,220	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$19,982	$18,826
Accounts payable	30,750	29,585
Accrued salaries and benefits	186,923	140,044
Accrued interest	17,846	29,644
Other accrued liabilities	130,563	67,986
Total current liabilities	386,064	286,085
Long-term debt	2,230,296	2,232,186
Deferred income taxes	645,711	633,480
Other long-term liabilities	90,671	89,443
Commitments and contingencies
Noncontrolling interests – redeemable	185,261	184,099
Equity:
Preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 120,000 and 70,000 shares authorized, respectively, 48,455 and 48,113 shares issued and outstanding, respectively	897,007	885,393
Retained earnings	718,104	627,522
Total AmSurg Corp. equity	1,781,743	1,679,547
Noncontrolling interests – non-redeemable	467,474	418,684
Total equity	2,249,217	2,098,231
Total liabilities and equity	$5,787,220	$5,523,524

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Operations (unaudited) (In thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$712,719	$555,543	$2,058,649	$1,093,331
Provision for uncollectibles	(62,492)	(53,193)	(196,027)	(53,193)
Net revenue	650,227	502,350	1,862,622	1,040,138
Operating expenses:
Salaries and benefits	327,532	240,337	950,107	406,539
Supply cost	45,638	41,886	134,012	120,564
Other operating expenses	98,852	81,262	294,424	191,243
Transaction costs	2,107	25,102	5,560	28,681
Depreciation and amortization	24,106	20,838	70,536	37,533
Total operating expenses	498,235	409,425	1,454,639	784,560
Net gain on deconsolidations	9,112	—	5,854	3,411
Equity in earnings of unconsolidated affiliates	4,935	2,158	11,575	3,461
Operating income	166,039	95,083	425,412	262,450
Interest expense, net	30,242	39,054	90,671	52,906
Debt extinguishment costs	—	16,887	—	16,887
Earnings from continuing operations before income taxes	135,797	39,142	334,741	192,657
Income tax expense	37,518	22	76,960	25,802
Net earnings from continuing operations	98,279	39,120	257,781	166,855
Net loss from discontinued operations	—	(1,697)	—	(1,146)
Net earnings	98,279	37,423	257,781	165,709
Less net earnings attributable to noncontrolling interests	55,618	47,257	160,407	139,387
Net earnings (loss) attributable to AmSurg Corp. shareholders	42,661	(9,834)	97,374	26,322
Preferred stock dividends	(2,264)	(2,239)	(6,792)	(2,239)
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$40,397	$(12,073)	$90,582	$24,083

Amounts attributable to AmSurg Corp. common shareholders:
Earnings (loss) from continuing operations, net of income tax	$40,397	$(10,697)	$90,582	$25,466
Loss from discontinued operations, net of income tax	—	(1,376)	—	(1,383)
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$40,397	$(12,073)	$90,582	$24,083
Basic earnings (loss) per share attributable to AmSurg Corp. common shareholders:
Net earnings (loss) from continuing operations	$0.85	$(0.23)	$1.90	$0.70
Net loss from discontinued operations	—	(0.03)	—	(0.04)
Net earnings (loss)	$0.85	$(0.26)	$1.90	$0.66
Diluted earnings (loss) per share attributable to AmSurg Corp. common shareholders:
Net earnings (loss) from continuing operations	$0.83	$(0.23)	$1.89	$0.69
Net loss from discontinued operations	—	(0.03)	—	(0.04)
Net earnings (loss)	$0.83	$(0.26)	$1.89	$0.65
Weighted average number of shares and share equivalents outstanding:
Basic	47,707	46,320	47,652	36,620
Diluted	51,275	46,320	48,050	37,026

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
						Noncontrolling		Interests –
						Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2014	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	97,374	49,895	147,269	110,512
Issuance of restricted stock	314	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	102	2,356	—	—	—	—	2,356	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	11,319	—	—	—	—	11,319	—
Tax benefit related to exercise of share-based awards	—	3,779	—	—	—	—	3,779	—
Dividends paid on preferred stock	—	—	—	—	(6,792)	—	(6,792)	—
Acquisitions and other transactions impacting noncontrolling interests	—	328	—	—	—	71,814	72,142	(645)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(49,345)	(49,345)	(108,574)
Disposals and other transactions impacting noncontrolling interests	—	(2,484)	—	—	—	(23,574)	(26,058)	(131)
Balance at September 30, 2015	48,455	$897,007	1,725	$166,632	$718,104	$467,474	$2,249,217	$185,261

Balance at January 1, 2014	32,353	$185,873	—	$—	$578,324	$361,359	$1,125,556	$177,697
Net earnings	—	—	—	—	26,322	40,672	66,994	98,715
Issuance of stock	15,490	693,401	1,725	166,647	—	—	860,048	—
Issuance of restricted stock	272	—	—	—	—	—	—	—
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—
Stock options exercised	89	2,150	—	—	—	—	2,150	—
Stock repurchased	(69)	(2,890)	—	—	—	—	(2,890)	—
Share-based compensation	—	7,388	—	—	—	—	7,388	—
Tax benefit related to exercise of share-based awards	—	2,288	—	—	—	—	2,288	—
Dividends paid on preferred stock	—	—	—	—	(2,239)	—	(2,239)	—
Acquisitions and other transactions impacting noncontrolling interests	—	762	—	—	—	42,119	42,881	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(40,735)	(40,735)	(98,677)
Disposals and other transactions impacting noncontrolling interests	—	(3,350)	—	—	—	(520)	(3,870)	(1,219)
Balance at September 30, 2014	48,123	$885,622	1,725	$166,647	$602,407	$402,895	$2,057,571	$176,516

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$257,781	$165,709
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	70,536	37,533
Amortization of deferred loan costs	6,238	15,645
Provision for uncollectibles	212,546	69,715
Net loss on sale of long-lived assets	—	2,468
Net gain on deconsolidations	(5,854)	(3,411)
Share-based compensation	11,319	7,388
Excess tax benefit from share-based compensation	(3,779)	(2,288)
Deferred income taxes	7,309	31,388
Equity in earnings of unconsolidated affiliates	(11,575)	(3,461)
Debt extinguishment costs	—	4,536
Net change in fair value of contingent consideration	8,338	—
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(232,465)	(65,758)
Supplies inventory	(533)	68
Prepaid and other current assets	36,479	(24,414)
Accounts payable	2,316	(10,007)
Accrued expenses and other liabilities	64,760	48,368
Other, net	3,786	2,572
Net cash flows provided by operating activities	427,202	276,051
Cash flows from investing activities:
Acquisitions and related expenses	(233,490)	(2,138,648)
Acquisition of property and equipment	(47,006)	(23,109)
Proceeds from sale of interests in surgery centers	—	4,969
Purchases of marketable securities	(1,743)	(3,486)
Maturities of marketable securities	4,233	—
Other	(3,974)	2,082
Net cash flows used in investing activities	(281,980)	(2,158,192)
Cash flows from financing activities:
Proceeds from long-term borrowings	10,197	2,046,399
Repayment on long-term borrowings	(15,737)	(403,043)
Distributions to noncontrolling interests	(158,144)	(139,443)
Proceeds from preferred stock offering	—	172,500
Cash dividends for preferred shares	(6,792)	(2,239)
Proceeds from common stock offering	—	439,875
Proceeds from issuance of common stock upon exercise of stock options	2,356	2,150
Repurchase of common stock	(3,684)	(2,890)
Excess tax benefit from share-based compensation	3,779	2,288
Payments of equity issuance costs	—	(24,366)
Financing cost incurred	(294)	(65,673)
Other	2,440	(176)
Net cash flows provided by (used in) financing activities	(165,879)	2,025,382
Net increase (decrease) in cash and cash equivalents	(20,657)	143,241
Cash and cash equivalents, beginning of period	208,079	50,840
Cash and cash equivalents, end of period	$187,422	$194,081

Supplemental cash flow information:
Interest payments	$96,418	$20,440
Income tax paid, net of refunds	$28,429	$6,970

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

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

Ambulatory Services

The Company, through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited partnerships (LPs) and limited liability companies (LLCs) which own and operate ambulatory surgery centers (ASCs, surgery centers or centers). The Company does not have an ownership interest in a LP or LLC greater than 51% which it does not consolidate. The Company has ownership interests of less than 51% in 15 LPs and LLCs, 2 of which it consolidates as the Company has substantive participation rights and 13 of which it does not consolidate as the Company’s rights are limited to protective rights only. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated LPs and LLCs. Consolidation of such LPs and LLCs is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the LPs and LLCs, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LPs and LLCs, and have control of the entities. The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated. All LPs and LLCs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity. However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required. Consolidated net earnings (loss) attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of operations; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value. Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

Center profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings (loss) attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, LPs or LLCs that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its income tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.

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

Restricted Cash and Marketable Securities

As of September 30, 2015 and December 31, 2014, the Company had $30.1 million and $30.3 million, respectively, of restricted cash and marketable securities in the accompanying consolidated balance sheets which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $18.3 million and $20.1 million as of September 30, 2015 and December 31, 2014, respectively, of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. Restricted cash and marketable securities reflected as a component of total current assets in the accompanying consolidated balance sheets represent amounts available to satisfy the claims payments estimated to occur in the next 12 months. As of September 30, 2015 and December 31, 2014, the Company had $0.5 million and $3.0 million, respectively, included in restricted cash and marketable securities, consisting of certificates of deposit with maturities less than 180 days, which approximates fair value.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment,” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation. The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy. The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted.  From time to time, the Company will dispose of certain of its entities primarily due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those entities. Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations. The Company adopted this ASU effective January 1, 2015 and did not have any disposals during the nine months ended September 30, 2015. The Company does not believe this ASU will have a material impact on the Company’s consolidated financial position or cash flows.

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

Item 1. Financial Statements - (continued)	Table of Contents

entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date" which granted a one-year deferral of this ASU. The guidance in ASU 2014-09 will now be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-50), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to securities and exchange commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” which incorporates into the Accounting Standards Codification an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standards are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, the Company will reclassify debt issuance costs which are currently presented as a component of intangible assets in the accompanying consolidated balance sheets to long-term debt, except those debt issuance costs associated with the Company's revolving credit facility. The Company expects the adoption of this standard will not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 31, 2015 with early adoption permitted. The Company adopted this standard as of September 2015. The adoption of this ASU did not have a material effect on the Company's consolidated financial position, results of operations or cash flows as of September 30, 2015.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the nine months ended September 30, 2015 and 2014, the Company derived approximately 26% and 25%, respectively, of its ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Net revenue for the physician services segment consists of the following major payors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 16 - September 30, 2014 (1)
	2015
Medicare	$44,196	13.0%	$125,593	13.1%	$29,163	12.9%
Medicaid	18,456	5.4	48,318	5.0	13,217	5.9
Commercial and managed care	254,171	74.5	716,361	74.7	166,340	73.6
Self-pay	53,851	15.7	168,744	17.6	45,233	20.0
Net fee for service revenue	370,674	108.6	1,059,016	110.4	253,953	112.4
Contract and other revenue	33,062	9.7	95,749	10.0	25,171	11.1
Provision for uncollectibles	(62,492)	(18.3)	(196,027)	(20.4)	(53,193)	(23.5)
Net revenue for physician services	$341,244	100.0%	$958,738	100.0%	$225,931	100.0%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. As such, historical amounts for periods prior to that date are not included.

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

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statement of operations. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statement of operations, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statement of operations. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-

Item 1. Financial Statements - (continued)	Table of Contents

scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was approximately $5.5 million and $5.7 million for the three months ended September 30, 2015 and 2014, respectively, and $16.5 million for each of the nine months ended September 30, 2015 and 2014. Bad debt expense related to physician services was $62.5 million and $196.0 million for the three and nine months ended September 30, 2015, respectively. Bad debt expense related to physician services was $53.2 million for the period from July 16, 2014 through September 30, 2014.

At September 30, 2015 and December 31, 2014 allowances for doubtful accounts were $144.9 million and $113.4 million, respectively. The increase in the allowance for doubtful accounts is primarily a result of operations of acquisitions completed during the nine months ended September 30, 2015. At September 30, 2015, approximately 77% of the Company’s allowance for doubtful accounts was related to fee for service patient receivables associated with our physician services segment. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors, and by the geographic dispersion of the Company's operations.

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

The accounting for the acquisition of Sheridan was complete as of September 30, 2015. During 2015, factors became known to the Company that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to Sheridan and resulted in a net decrease to goodwill of $8.7 million, an increase to other accrued expenses and a decrease to deferred income taxes.

Ambulatory Services Acquisitions

During the nine months ended September 30, 2015, the Company, through a wholly-owned subsidiary, acquired a controlling interest in five surgery centers. The aggregate amount paid for the centers acquired and for settlement of purchase price payable obligations during the nine months ended September 30, 2015 was approximately $112.9 million and was paid in cash and funded by operating cash flow. During the nine months ended September 30, 2014, the Company, through a wholly-owned subsidiary, acquired a controlling interest in four surgery centers (including two centers acquired as a result of the Sheridan transaction). The aggregate amount paid for the centers acquired outside of the Sheridan transaction and for settlement of purchase price payable obligations during the nine months ended September 30, 2014 was approximately $24.4 million, and was paid with a combination of operating cash flow and borrowings under the Company’s revolving credit facility in 2014.

The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Physician Services Acquisitions

The Company completed the acquisition of six physician practices in the nine months ended September 30, 2015. The total consideration consisted of cash of $120.6 million, which was funded at closing through available cash and current year operating cash flow. As a result of certain acquisitions completed during the year ended December 31, 2014, the Company has agreed to pay as additional consideration, amounts which are contingent on the acquired entities achieving future performance metrics. As of September 30, 2015 and December 31, 2014, the Company had accrued $33.7 million and $20.7 million, respectively, as a component of accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets which represents management's

Item 1. Financial Statements - (continued)	Table of Contents

estimate of the fair values of the contingent consideration. As of September 30, 2015, the Company estimates it may have to pay between $32.0 million and $35.0 million in future contingent payments for acquisitions made prior to December 31, 2014 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisitions over each respective measurement period. During the three and nine months ended September 30, 2015, the Company recorded a net increase to the expected contingent consideration of approximately $1.9 million and $8.3 million, respectively, which is included in other operating expenses in the accompanying consolidated statements of operations, based on results of operations of the associated acquisitions. The acquisitions completed during the nine months ended September 30, 2015 did not contain provisions for contingent consideration.

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

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed in the nine months ended September 30, 2015, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

Nine Months Ended September 30, 2015 (1)
Accounts receivable	$17,560
Other current assets	9,387
Property and equipment	10,679
Goodwill	255,251
Intangible assets	45,600
Other long-term assets	40
Accounts payable	(2,718)
Other accrued liabilities	(11,600)
Deferred income taxes	(3,726)
Other long-term liabilities	(4,957)
Long-term debt	(3,928)
Total fair value	311,588
Less: Fair value attributable to noncontrolling interests	72,598
Acquisition date fair value of total consideration transferred	$238,990

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at September 30, 2015.

During 2015, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2014.

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

During the three months ended September 30, 2015 and 2014, the Company incurred approximately $2.1 million and $25.1 million of transaction costs, respectively. During the nine months ended September 30, 2015 and 2014, the Company incurred approximately

Item 1. Financial Statements - (continued)	Table of Contents

$5.6 million and $28.7 million of transaction costs, respectively. The decrease in transaction costs during 2015 is primarily due to the significant costs incurred during the three months ended September 30, 2014 to acquire Sheridan.

Net revenue and net earnings included in the nine months ended September 30, 2015 and 2014 associated with completed acquisitions are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
	Individual Acquisitions	Sheridan	Individual Acquisitions
Net revenue	$95,026	$226,545	$9,925

Net earnings	18,605	19,684	2,293
Less: Net earnings attributable to noncontrolling interests	4,561	164	1,412
Net earnings attributable to AmSurg Corp. common shareholders	$14,044	$19,520	$881

The unaudited consolidated pro forma results for the nine months ended September 30, 2015 and 2014, assuming all 2015 acquisitions had been consummated on January 1, 2014, and all 2014 acquisitions had been consummated on January 1, 2013 are as follows (in thousands, except earnings per share):

	Nine Months Ended September 30,
	2015	2014
Net revenue	$1,908,259	$1,770,570
Net earnings	269,405	234,794
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	105,731	80,423
Net earnings per common share:
Basic	$2.08	$1.56
Diluted	$2.06	$1.55

(5) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest. Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

As of September 30, 2015 and December 31, 2014, the Company has recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $112.9 million and $75.5 million, respectively. The Company's net earnings from these investments during the three months ended September 30, 2015 and 2014 were approximately $4.9 million and $2.2 million, respectively, and during the nine months ended September 30, 2015 and 2014 were approximately $11.6 million, and $3.5 million, respectively.

During the nine months ended September 30, 2015, the Company's ambulatory services segment entered into two separate equity method investments. As a result of these investment transactions, the Company contributed its controlling interest in three centers in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in one additional center and one surgical hospital which were contributed by the health systems.

Item 1. Financial Statements - (continued)	Table of Contents

During the nine months ended September 30, 2014, the Company's ambulatory services segment entered into four separate equity method investments. As a result of these investment transactions, the Company contributed its controlling interest in four of its centers and received net cash of $1.2 million in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in one additional center which was contributed by a health system.

During the nine months ended September 30, 2015, the Company's physician services segment contributed two contracts into an entity jointly owned by the Company and a health system.

As a result of these transactions, for the nine months ended September 30, 2015 and 2014, the Company recorded approximately $26.9 million and $7.0 million, respectively, in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities.

In each of these transactions, the gain or loss on deconsolidation, which are primarily non-cash in nature, are determined based on the difference between the fair value of the Company’s interest, which is based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers or contracts immediately prior to each transaction. Accordingly, the Company recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $9.1 million and $5.9 million during the three and nine months ended September 30, 2015 and for the nine months ended September 30, 2014, the Company recognized a net gain on deconsolidation of approximately $3.4 million. There was no deconsolidation activity during the three months ended September 30, 2014.

(6)  Dispositions

During the nine months ended September 30, 2014, the Company initiated the disposition of centers in its ambulatory services segment due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers. The Company did not dispose of any centers during the nine months ended September 30, 2015. For disposals occurring in 2014 and prior, the results of operations of discontinued centers have been classified as discontinued operations in all periods presented. As of January 1, 2015, the Company adopted ASU 2014-08 which raised the threshold for a disposal to qualify as a discontinued operation. As a result, the Company expects that such future disposals of its centers will no longer meet the definition to be accounted for as discontinued operations, and any gain or loss from such disposals will be included in continuing operations.

Results of operations and associated loss on disposal of the centers discontinued for the three and nine months ended September 30, 2014 are as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$1,279	$8,750
Earnings (loss) before income taxes	(341)	798

Results of discontinued operations, net of tax:
Earnings (loss) from operations of discontinued interests in surgery centers	(272)	634
Loss on disposal of discontinued interests in surgery centers	(1,425)	(1,780)
Net loss from discontinued operations	(1,697)	(1,146)
Less: Net earnings (loss) from discontinued operations attributable to noncontrolling interests	(321)	237
Net loss from discontinued operations attributable to AmSurg Corp. common shareholders	$(1,376)	$(1,383)

Cash proceeds from disposal for the nine months ended September 30, 2014 were $5.0 million.

Item 1. Financial Statements - (continued)	Table of Contents

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Income taxes receivable	$—	$28,694
Prepaid expenses	18,376	18,682
Deferred compensation plan assets	17,991	17,320
Deferred income taxes	34,250	22,462
Other	21,034	28,204
Total prepaid and other current assets	$91,651	$115,362

(8)  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$3,381,149
Goodwill acquired, including post acquisition adjustments	246,787
Goodwill disposed, including impact of deconsolidation transactions	(38,619)
Balance at September 30, 2015	$3,589,317

As of September 30, 2015, the ambulatory services segment and the physician services segment had approximately $2.0 billion and $1.6 billion, respectively, of goodwill. During the nine months ended September 30, 2015, goodwill increased $139.7 million for the ambulatory services segment primarily due to the acquisition of five centers, net of three deconsolidations. During the nine months ended September 30, 2015, goodwill increased by $68.5 million for the physician services segment primarily due to the acquisition of six physician practices, net of two deconsolidations. For the nine months ended September 30, 2015 and 2014, respectively, approximately $126.2 million and $25.1 million of goodwill recorded was deductible for tax purposes.

Intangible assets at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,013,156	$(59,622)	$953,534	$971,645	$(22,145)	$949,500
Deferred financing cost	59,859	(11,382)	48,477	59,574	(5,151)	54,423
Capitalized software	66,938	(25,920)	41,018	50,387	(19,197)	31,190
Agreements, contracts and other	4,618	(3,075)	1,543	3,523	(2,752)	771
Total amortizable intangible assets	1,144,571	(99,999)	1,044,572	1,085,129	(49,245)	1,035,884
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	9,995	—	9,995	9,995	—	9,995
Total non-amortizable intangible assets	237,995	—	237,995	237,995	—	237,995
Total intangible assets	$1,382,566	$(99,999)	$1,282,567	$1,323,124	$(49,245)	$1,273,879

Approximately $44.5 million of intangible assets related to customer relationships were recorded during the nine months ended September 30, 2015 which are expected to be amortized over a period of 20 years with no expected residual values.

Amortization of intangible assets for the three months ended September 30, 2015 and 2014 was $17.1 million and $13.7 million, respectively, and $50.5 million and $16.2 million for the nine months ended September 30, 2015 and 2014, respectively. Estimated amortization of intangible assets for the remainder of 2015 and each of the following five years and thereafter is $17.4 million, $69.4

Item 1. Financial Statements - (continued)	Table of Contents

million, $68.0 million, $66.9 million, $64.1 million, $61.1 million and $697.7 million, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.5 years with no expected residual values.

(9) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Accrued professional liabilities	$12,606	$11,983
Contingent purchase price payable	28,700	12,213
Current income taxes payable	12,634	—
Refunds payable	41,302	17,752
Other	35,321	26,038
Total other accrued liabilities	$130,563	$67,986

(10) Accrued Professional Liabilities

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

At September 30, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

	September 30, 2015	December 31, 2014
Estimated losses under self-insured programs	$29,153	$25,337
Incurred but not reported losses	32,931	28,448
Total accrued professional liabilities	62,084	53,785
Less estimated losses payable within one year	12,606	11,983
Total	$49,478	$41,802

The changes to the Company's estimated losses under self-insured programs as of September 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$53,785
Assumed liabilities through acquisitions	4,957
Provision related to current period reserves	14,591
Payments for current period reserves	(2,567)
Benefit related to changes in prior period reserves	(902)
Payments for prior period reserves	(7,780)
Balance at September 30, 2015	$62,084

Item 1. Financial Statements - (continued)	Table of Contents

(11)  Long-term Debt

Long-term debt at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Term loan	$859,125	$865,650
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	1,100,000
Other debt due through 2025	22,200	20,156
Capitalized lease arrangements due through 2026	18,953	15,206
	2,250,278	2,251,012
Less current portion	19,982	18,826
Long-term debt	$2,230,296	$2,232,186

The fair value of fixed rate long-term debt, with a carrying value of $1,389.7 million, was $1,396.9 million at September 30, 2015. The fair value of variable rate long-term debt approximates its carrying value of $860.6 million at September 30, 2015. With the exception of the Company’s 2020 and 2022 Senior Unsecured Notes (each defined below), the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s 2020 and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a.     Term Loan and Credit Facility

On July 16, 2014, the Company entered into a credit facility that is comprised of an $870.0 million term loan and a $300.0 million revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on September 30, 2015). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $300.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof, and provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the senior secured credit facility by an aggregate amount not to exceed the greater of $300.0 million and an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s partnership and membership interests in the LPs and LLCs. As of September 30, 2015, the Company was in compliance with the covenants contained in the term loan and credit facility and had not drawn upon the revolving credit facility. On October 21, 2015, the Company exercised the accordion feature of its revolving credit facility and increased the Company's borrowing capacity by $200.0 million to $500.0 million.

Prior to entering into the Company's credit facility, the Company maintained a revolving credit facility which had a maturity date of June 2018 and permitted the Company to borrow up to $475.0 million at an interest rate equal to either the base rate plus 0.25% to 1.00% or LIBOR plus 1.25% to 2.00%, or a combination thereof. On July 3, 2014, the Company utilized proceeds received from its common and preferred stock offerings to repay its outstanding obligation under the prior revolving credit facility.

b.     Senior Unsecured Notes

2020 Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). On May 31, 2013, the Company completed an offer to exchange the outstanding 2020 Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended (the Securities Act). The net proceeds from the issuance of the 2020 Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit agreement. The 2020 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic

Item 1. Financial Statements - (continued)	Table of Contents

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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2020 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory convertible preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at September 30, 2015.

2022 Senior Unsecured Notes

On July 16, 2014, the Company completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). On February 19, 2015, the Company completed an offer to exchange the outstanding 2022 Senior Unsecured Notes, for an equal amount of such notes that are registered under the Securities Act. The 2022 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date of July 15, 2022.

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at September 30, 2015.

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

(12)  Shareholders’ Equity

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

On August 9, 2013, the Board of Directors authorized a stock purchase program for up to $40.0 million of the Company’s shares of common stock, which expired on February 9, 2015. The Company did not purchase any shares under the stock repurchase program during 2015.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements. During the nine months ended September 30, 2015 and 2014, the Company repurchased 67,000 shares and 68,748 shares, respectively, of common stock for approximately $3.7 million and $2.9 million, respectively.

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

During the nine months ended September 30, 2015, the Company's Board of Directors declared three dividends each totaling $1.3125 per share in cash, or $2.3 million, respectively, for the Company’s mandatory convertible preferred stock. All dividends declared during 2015 have been paid except those dividends declared on August 27, 2015, which were funded to the paying agent to be paid on October 1, 2015 to shareholders of record as of September 15, 2015. During the nine months ended September 30, 2014, the Company's Board of Directors declared dividends of $1.2979 per share in cash, or $2.2 million, for the Company’s mandatory convertible preferred stock.

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

Item 1. Financial Statements - (continued)	Table of Contents

authorized but unissued common stock.  At September 30, 2015, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 893,347 shares were available for future equity grants.  Restricted stock granted to outside directors vests on the first anniversary of the date of grant.  Restricted stock granted to employees vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company has not issued options subsequent to 2008, and all outstanding options are fully vested. Options were granted at market value on the date of the grant and vested over four years.  Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense	$3,727	$2,424	$11,319	$7,388
Fair value of shares vested	—	123	13,220	10,481
Cash received from option exercises	276	504	2,356	2,150
Tax benefit from exercises of share based awards	246	198	3,779	2,288

As of September 30, 2015, the Company had total unrecognized compensation cost of approximately $20.6 million related to non-vested awards, which the Company expects to recognize through 2018 and over a weighted average period of 1.1 years. For the three and nine months ended September 30, 2015 and 2014, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at September 30, 2015 and changes during the nine months ended September 30, 2015 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2014	668,109	$33.51
Shares granted	313,498	56.19
Shares vested	(233,831)	28.19
Shares forfeited	(6,983)	39.88
Non-vested shares at September 30, 2015	740,793	$44.73

In addition to the non-vested restricted shares, during the nine months ended September 30, 2015, the Company granted 68,533 performance-based restricted stock units (RSUs) to certain of its officers and physician employees. The fair value of our common stock on the grant date of these RSUs was $55.40. The RSUs will vest ratably over a three year period from the grant date. The conversion of the RSUs to restricted stock is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2015 and, if achieved, would occur during the first quarter of 2016. If the financial performance goal is not achieved, the RSUs will be forfeited. The number of RSUs that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At September 30, 2015, the Company believes the RSUs will vest at approximately 150%.

Item 1. Financial Statements - (continued)	Table of Contents

A summary of stock option activity for the nine months ended September 30, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2014	158,721	$22.89	1.7
Options exercised with total intrinsic value of $4.2 million	(102,762)	22.92
Options terminated	(11,750)	23.42
Outstanding, Vested and Exercisable at September 30, 2015 with an aggregate intrinsic value of $2.4 million	44,209	$22.70	1.0

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2015 exercised their options at the Company’s closing stock price on September 30, 2015.

d. Earnings per Share

Basic net earnings (loss) attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings (loss) attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to AmSurg common stockholders, per common share is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's mandatory convertible preferred stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings from continuing operations attributable to AmSurg Corp. and net earnings attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the nine months ended September 30, 2015, approximately 3.1 million common share equivalents related to the mandatory convertible preferred stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

Item 1. Financial Statements - (continued)	Table of Contents

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2015:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$40,397	47,707	$0.85	$90,582	47,652	$1.90
Preferred stock dividends	2,264	—		—	—
Effect of dilutive securities, options and non-vested shares	—	3,568		—	398
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$42,661	51,275	$0.83	$90,582	48,050	$1.89

2014:
Net earnings (loss) from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$(10,697)	46,320	$(0.23)	$25,466	36,620	$0.70
Effect of dilutive securities, options and non-vested shares	—	—		—	406
Net earnings (loss) from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$(10,697)	46,320	$(0.23)	$25,466	37,026	$0.69

(13)  Income Taxes

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

During the three and nine months ended September 30, 2015, the Company recorded an increase of approximately $4.7 million and $6.2 million, respectively, to its valuation allowances for net operating loss carryforwards resulting primarily from interest expense and transaction costs resulting from the acquisition of Sheridan, which were incurred in jurisdictions where it is not likely that sufficient taxable income will be generated to utilize those losses.

The Company and its subsidiaries file U.S. federal and various state tax returns.  With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2012.

(14)  Commitments and Contingencies

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

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a pre-defined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2015. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Physician Services Headquarters Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which it intends to be the future headquarters of its physician services operations. The Company expects to take possession of the space in the fourth quarter of 2015 to begin tenant improvements on approximately 167,000 square feet of space which it intends to occupy during the second quarter of 2016. In addition, the Company plans to begin tenant improvements on an additional 55,000 square feet of space during the second quarter of 2016 which it will occupy at a later date. As the lease is expected to be operating in nature, the Company will begin to recognize rent expense on a straight line basis when possession is obtained. Annual rent expense is expected to be approximately $2.9 million. The initial term of this lease agreement is set to expire in February 2029.

Item 1. Financial Statements - (continued)	Table of Contents

(15) Segment Reporting

Prior to the Sheridan acquisition, the Company operated its centers as individual components of one operating and reportable segment. Upon completion of the Sheridan acquisition, the Company operates in two major lines of business - the operation of ambulatory surgery centers and providing multi-specialty outsourced physician services, which have been identified as its operating and reportable segments. Through the ambulatory services segment, the Company acquires, develops and operates ambulatory surgery centers in partnership with physicians. Through the physician services segment, the Company provides outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, children’s services, emergency medicine and radiology. The Company’s financial information by operating segment is prepared on an internal management reporting basis and includes allocations of corporate overhead to each segment. This financial information is used by the chief operating decision maker to allocate resources and assess the performance of the operating segments. The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker which is its Chief Executive Officer. The following table presents financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Revenue:
Ambulatory Services	$308,983	$276,419	$903,884	$814,207
Physician Services (1)	341,244	225,931	958,738	225,931
Total	$650,227	$502,350	$1,862,622	$1,040,138

Adjusted EBITDA:
Ambulatory Services	$55,353	$47,853	$162,965	$145,475
Physician Services (1)	77,824	48,016	191,939	48,016
Total	$133,177	$95,869	$354,904	$193,491

Adjusted EBITDA:	$133,177	$95,869	$354,904	$193,491
Earnings from continuing operations attributable to noncontrolling interests	55,618	47,578	160,407	139,150
Interest expense, net	(30,242)	(39,054)	(90,671)	(52,906)
Depreciation and amortization	(24,106)	(20,838)	(70,536)	(37,533)
Share-based compensation	(3,727)	(2,424)	(11,319)	(7,388)
Net change in fair value of contingent consideration	(1,928)	—	(8,338)	—
Transaction costs	(2,107)	(25,102)	(5,560)	(28,681)
Debt extinguishment costs	—	(16,887)	—	(16,887)
Gain on deconsolidation	9,112	—	5,854	3,411
Earnings from continuing operations before income taxes	$135,797	$39,142	$334,741	$192,657

Acquisition and Capital Expenditures:
Ambulatory Services (2)	$25,872	$5,759	$144,482	$45,207
Physician Services (1)	25,927	2,339	136,014	2,339
Total	$51,799	$8,098	$280,496	$47,546

(1) Amounts reported for the 2014 periods represent the results of operations from July 16, 2014, the acquisition date of Sheridan, through September 30, 2014.
(2) Excludes the purchase price to acquire Sheridan.

Item 1. Financial Statements - (continued)	Table of Contents

(16)  Financial Information for the Company and Its Subsidiaries

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

Condensed Consolidating Balance Sheet - September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$68,730	$56,647	$62,045	$—	$187,422
Restricted cash and marketable securities	—	—	11,789	—	11,789
Accounts receivable, net	—	160,685	115,552	—	276,237
Supplies inventory	—	255	20,632	—	20,887
Prepaid and other current assets	33,969	50,302	19,516	(12,136)	91,651
Total current assets	102,699	267,889	229,534	(12,136)	587,986
Property and equipment, net	12,819	9,468	168,112	—	190,399
Investments in and receivables from unconsolidated affiliates	4,115,444	1,729,729	—	(5,732,296)	112,877
Goodwill	—	1,559,463	—	2,029,854	3,589,317
Intangible assets, net	62,201	1,217,937	2,429	—	1,282,567
Other assets	3,408	1,040	21,624	(1,998)	24,074
Total assets	$4,296,571	$4,785,526	$421,699	$(3,716,576)	$5,787,220
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$11,282	$—	$19,982
Accounts payable	1,696	4,686	28,067	(3,699)	30,750
Accrued salaries and benefits	28,070	141,388	17,465	—	186,923
Accrued interest	17,835	—	11	—	17,846
Other accrued liabilities	14,856	81,017	43,127	(8,437)	130,563
Total current liabilities	71,157	227,091	99,952	(12,136)	386,064
Long-term debt	2,200,425	—	57,759	(27,888)	2,230,296
Deferred income taxes	238,773	408,936	—	(1,998)	645,711
Other long-term liabilities	4,473	66,862	19,336	—	90,671
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	64,595	120,666	185,261
Equity:
Total AmSurg Corp. equity	1,781,743	2,854,480	133,171	(2,987,651)	1,781,743
Noncontrolling interests – non-redeemable	—	—	46,886	420,588	467,474
Total equity	1,781,743	2,854,480	180,057	(2,567,063)	2,249,217
Total liabilities and equity	$4,296,571	$4,785,526	$421,699	$(3,716,576)	$5,787,220

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,351	$23,471	$50,257	$—	$208,079
Restricted cash and marketable securities	—	—	10,219	—	10,219
Accounts receivable, net	—	123,772	109,281	—	233,053
Supplies inventory	—	301	19,673	—	19,974
Prepaid and other current assets	47,997	58,388	13,795	(4,818)	115,362
Total current assets	182,348	205,932	203,225	(4,818)	586,687
Property and equipment, net	10,391	9,972	160,085	—	180,448
Investments in and receivables from unconsolidated affiliates	3,912,804	1,587,881	—	(5,425,210)	75,475
Goodwill	—	1,490,981	—	1,890,168	3,381,149
Intangible assets, net	67,678	1,203,218	2,983	—	1,273,879
Other assets	3,323	943	23,086	(1,466)	25,886
Total assets	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$10,126	$—	$18,826
Accounts payable	1,849	35	31,781	(4,080)	29,585
Accrued salaries and benefits	25,035	101,395	13,614	—	140,044
Accrued interest	29,621	—	23	—	29,644
Other accrued liabilities	8,051	44,305	16,368	(738)	67,986
Total current liabilities	73,256	145,735	71,912	(4,818)	286,085
Long-term debt	2,206,950	—	53,648	(28,412)	2,232,186
Deferred income taxes	209,400	425,546	—	(1,466)	633,480
Other long-term liabilities	7,391	63,616	18,436	—	89,443
Intercompany payable	—	1,219,979	8,010	(1,227,989)	—
Noncontrolling interests – redeemable	—	—	63,544	120,555	184,099
Equity:
Total AmSurg Corp. equity	1,679,547	2,644,051	130,206	(2,774,257)	1,679,547
Noncontrolling interests – non-redeemable	—	—	43,623	375,061	418,684
Total equity	1,679,547	2,644,051	173,829	(2,399,196)	2,098,231
Total liabilities and equity	$4,176,544	$4,498,927	$389,379	$(3,541,326)	$5,523,524

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$5,975	$339,484	$314,382	$(9,614)	$650,227
Operating expenses:
Salaries and benefits	17,642	231,769	78,249	(128)	327,532
Supply cost	—	476	45,182	(20)	45,638
Other operating expenses	7,054	34,742	66,522	(9,466)	98,852
Transaction costs	270	1,837	—	—	2,107
Depreciation and amortization	1,017	14,906	8,183	—	24,106
Total operating expenses	25,983	283,730	198,136	(9,614)	498,235
Net gain on deconsolidations	—	9,112	—	—	9,112
Equity in earnings of unconsolidated affiliates	96,232	64,423	—	(155,720)	4,935
Operating income	76,224	129,289	116,246	(155,720)	166,039
Interest expense, net	11,766	17,845	631	—	30,242
Earnings from operations before income taxes	64,458	111,444	115,615	(155,720)	135,797
Income tax expense	21,797	15,210	511	—	37,518
Net earnings	42,661	96,234	115,104	(155,720)	98,279
Less net earnings attributable to noncontrolling interests	—	—	55,618	—	55,618
Net earnings attributable to AmSurg Corp. shareholders	42,661	96,234	59,486	(155,720)	42,661
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$40,397	$96,234	$59,486	$(155,720)	$40,397

Condensed Consolidating Statement of Operations - For the Nine Months Ended September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$20,145	$954,642	$915,791	$(27,956)	$1,862,622
Operating expenses:
Salaries and benefits	50,796	671,988	227,703	(380)	950,107
Supply cost	—	1,361	132,705	(54)	134,012
Other operating expenses	19,471	106,452	196,023	(27,522)	294,424
Transaction costs	862	4,698	—	—	5,560
Depreciation and amortization	2,907	43,830	23,799	—	70,536
Total operating expenses	74,036	828,329	580,230	(27,956)	1,454,639
Net gain on deconsolidations	—	5,889	(35)	—	5,854
Equity in earnings of unconsolidated affiliates	233,362	183,519	—	(405,306)	11,575
Operating income	179,471	315,721	335,526	(405,306)	425,412
Interest expense, net	35,630	53,223	1,818	—	90,671
Earnings from operations before income taxes	143,841	262,498	333,708	(405,306)	334,741
Income tax expense	46,467	29,134	1,359	—	76,960
Net earnings	97,374	233,364	332,349	(405,306)	257,781
Less net earnings attributable to noncontrolling interests	—	—	160,407	—	160,407
Net earnings attributable to AmSurg Corp. shareholders	97,374	233,364	171,942	(405,306)	97,374
Preferred stock dividends	(6,792)	—	—	—	(6,792)
Net earnings attributable to AmSurg Corp. common shareholders	$90,582	$233,364	$171,942	$(405,306)	$90,582

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$5,551	$221,013	$280,589	$(4,803)	$502,350
Operating expenses:
Salaries and benefits	14,961	153,653	71,846	(123)	240,337
Supply cost	—	816	41,070	—	41,886
Other operating expenses	6,425	19,127	60,390	(4,680)	81,262
Transaction costs	23,111	1,991	—	—	25,102
Depreciation and amortization	789	12,320	7,729	—	20,838
Total operating expenses	45,286	187,907	181,035	(4,803)	409,425
Equity in earnings of unconsolidated affiliates	58,649	48,225	—	(104,716)	2,158
Operating income	18,914	81,331	99,554	(104,716)	95,083
Interest expense	23,865	14,630	559	—	39,054
Debt extinguishment costs	16,887	—	—	—	16,887
Earnings (loss) from continuing operations before income taxes	(21,838)	66,701	98,995	(104,716)	39,142
Income tax expense (benefit)	(8,566)	8,051	537	—	22
Net earnings (loss) from continuing operations	(13,272)	58,650	98,458	(104,716)	39,120
Net earnings (loss) from discontinued operations	3,438	—	(5,135)	—	(1,697)
Net earnings (loss)	(9,834)	58,650	93,323	(104,716)	37,423
Less net earnings attributable to noncontrolling interests	—	—	47,257	—	47,257
Net earnings (loss) attributable to AmSurg Corp. shareholders	(9,834)	58,650	46,066	(104,716)	(9,834)
Preferred stock dividends	(2,239)	—	—	—	(2,239)
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$(12,073)	$58,650	$46,066	$(104,716)	$(12,073)
Amounts attributable to AmSurg Corp. common shareholders:
Earnings (loss) from continuing operations, net of income tax	$(15,511)	$58,650	$50,880	$(104,716)	$(10,697)
Discontinued operations, net of income tax	3,438	—	(4,814)	—	(1,376)
Net earnings (loss) attributable to AmSurg Corp. common shareholders	$(12,073)	$58,650	$46,066	$(104,716)	$(12,073)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Nine Months Ended September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$18,042	$221,013	$815,272	$(14,189)	$1,040,138
Operating expenses:
Salaries and benefits	44,728	153,653	208,527	(369)	406,539
Supply cost	—	816	119,748	—	120,564
Other operating expenses	15,440	19,127	170,496	(13,820)	191,243
Transaction costs	26,690	1,991	—	—	28,681
Depreciation and amortization	2,429	12,320	22,784	—	37,533
Total operating expenses	89,287	187,907	521,555	(14,189)	784,560
Gain on deconsolidation	3,411	3,411	—	(3,411)	3,411
Equity in earnings of unconsolidated affiliates	161,340	150,916	—	(308,795)	3,461
Operating income	93,506	187,433	293,717	(312,206)	262,450
Interest expense	36,658	14,630	1,618	—	52,906
Debt extinguishment costs	16,887	—	—	—	16,887
Earnings from continuing operations before income taxes	39,961	172,803	292,099	(312,206)	192,657
Income tax expense	16,687	8,051	1,064	—	25,802
Net earnings from continuing operations	23,274	164,752	291,035	(312,206)	166,855
Net earnings (loss) from discontinued operations	3,048	—	(4,194)	—	(1,146)
Net earnings	26,322	164,752	286,841	(312,206)	165,709
Less net earnings attributable to noncontrolling interests	—	—	139,387	—	139,387
Net earnings attributable to AmSurg Corp. shareholders	26,322	164,752	147,454	(312,206)	26,322
Preferred stock dividends	(2,239)	—	—	—	(2,239)
Net earnings attributable to AmSurg Corp. common shareholders	$24,083	$164,752	$147,454	$(312,206)	$24,083
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$21,035	$164,752	$151,885	$(312,206)	$25,466
Discontinued operations, net of income tax	3,048	—	(4,431)	—	(1,383)
Net earnings attributable to AmSurg Corp. common shareholders	$24,083	$164,752	$147,454	$(312,206)	$24,083

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(20,702)	$313,286	$368,391	$(233,773)	$427,202
Cash flows from investing activities:
Acquisitions and related expenses	(29,157)	(236,107)	—	31,774	(233,490)
Acquisition of property and equipment	(5,659)	(15,418)	(25,929)	—	(47,006)
Purchases of marketable securities	—	—	(1,743)	—	(1,743)
Maturities of marketable securities	—	—	4,233	—	4,233
Other	—	(779)	(3,195)	—	(3,974)
Net cash flows used in investing activities	(34,816)	(252,304)	(26,634)	31,774	(281,980)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	10,197	—	10,197
Repayment on long-term borrowings	(6,525)	—	(9,212)	—	(15,737)
Distributions to owners, including noncontrolling interests	—	(59,616)	(332,301)	233,773	(158,144)
Capital contributions	—	29,157	—	(29,157)	—
Cash dividends for preferred shares	(6,792)	—	—	—	(6,792)
Financing cost incurred	(294)	—	—	—	(294)
Changes in intercompany balances with affiliates, net	524	—	(524)	—	—
Other, net	2,984	2,653	1,871	(2,617)	4,891
Net cash flows used in financing activities	(10,103)	(27,806)	(329,969)	201,999	(165,879)
Net increase (decrease) in cash and cash equivalents	(65,621)	33,176	11,788	—	(20,657)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$68,730	$56,647	$62,045	$—	$187,422

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$103,091	$225,098	$309,033	$(361,171)	$276,051
Cash flows from investing activities:
Acquisitions and related expenses	(2,147,585)	(2,142,611)	1,574	2,149,974	(2,138,648)
Acquisition of property and equipment	(3,653)	(2,337)	(17,119)	—	(23,109)
Proceeds from sale of interests in surgery centers	—	4,969	—	—	4,969
Purchases of marketable securities	—	—	(3,486)	—	(3,486)
Other	(2,555)	(648)	5,285	—	2,082
Net cash flows used in investing activities	(2,153,793)	(2,140,627)	(13,746)	2,149,974	(2,158,192)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,040,000	—	6,399	—	2,046,399
Repayment on long-term borrowings	(394,318)	—	(8,725)	—	(403,043)
Distributions to owners, including noncontrolling interests	—	(206,580)	(294,034)	361,171	(139,443)
Capital contributions	—	2,147,585	—	(2,147,585)	—
Proceeds from preferred stock offering	172,500	—	—	—	172,500
Cash dividends for preferred shares	(2,239)	—	—	—	(2,239)
Proceeds from common stock offering	439,875	—	—	—	439,875
Payments of equity issuance costs	(24,366)	—	—	—	(24,366)
Financing costs incurred	(65,673)	—	—	—	(65,673)
Changes in intercompany balances with affiliates, net	731	—	(731)	—	—
Other, net	1,311	(206)	2,656	(2,389)	1,372
Net cash flows provided by (used in) financing activities	2,167,821	1,940,799	(294,435)	(1,788,803)	2,025,382
Net increase in cash and cash equivalents	117,119	25,270	852	—	143,241
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$123,829	$25,270	$44,982	$—	$194,081

(17)  Subsequent Events

The Company assessed events occurring subsequent to September 30, 2015 for potential recognition and disclosure in the consolidated financial statements. The Company acquired one physician practice and two surgery centers for an aggregate purchase price of approximately $388.0 million. Other than the items described above, no events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

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

•	our ability to generate sufficient cash to service all of our indebtedness, including any future indebtedness;

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	our failure to successfully maintain numerous complex information systems and processes, implement new systems and processes, and maintain the security of those systems and processes;

•	our failure to effectively and timely implement the ICD-10 coding system;

•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;

•	potential write-offs of the impaired portion of intangible assets;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	adverse developments affecting the medical practices of our physician partners;

•	our ability to maintain favorable relations with our physician partners;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability at our existing surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

•	adverse weather and other factors beyond our control that may affect our surgery centers;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	the risk of changes in patient volume and patient mix;

•	the risk related to revenue concentration resulting from several significant client relationships;

•	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us;

•	the risk of potential decreases in our reimbursement rates, revenue and profit margin under our fee for service payor contracts;

•	failure to timely or accurately bill for services;

•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;

•	our ability to enroll our providers in the Medicare and Medicaid programs on a timely basis;

•	the risk that our strategic partnerships with certain healthcare providers are not successful;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	the high level of competition in our segments of the market for medical services;

•	our ability to successfully recruit and retain physicians, nurses and other clinical providers with the qualifications and attributes desired by us and our clients;

•	our ability to accurately assess the costs we will incur under new contracts;

•	the risk that margins may be negatively impacted by cross-selling to existing clients or selling bundled services to new clients;

•	our ability in some jurisdictions to enforce non-compete agreements with our physicians and other clinical employees;

•	the risk of unfavorable changes in regulatory, economic and other conditions in the states where we operate;

•	the risk that legislative or regulatory action may make our captive insurance company arrangement less feasible or otherwise reduce our profitability; and

•	the inherent uncertainties relating to the reserves we establish with respect to our losses covered under our insurance programs.

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

Ambulatory Services Overview

We are one of the largest owners and operators of outpatient ambulatory surgery centers (ASCs, surgery centers or centers) in the United States based upon total number of surgery centers. We acquire, develop and operate surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At September 30, 2015, we operated 253 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Physician Services Overview

We are a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. At September 30, 2015, we delivered physician services, primarily in the areas of anesthesiology, children’s services, radiology and emergency medical services, to more than 360 healthcare facilities in 27 states, with a significant presence in Florida, New Jersey, Texas and California. At September 30, 2015, we employed more than 3,000 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established when reimbursement from third-party payors is inadequate to support the costs of providing our services. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology.

Operating Environment

Our ASCs and physician practices depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the nine months ended September 30, 2015, we derived approximately 26% and 18%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules.  We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (CPI). The Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 ambulatory services revenues by approximately $6.5 million, net of the continued effects of sequestration, as discussed below. In 2015, ASC reimbursement rates increased by 1.9%, which we estimate will positively impact our 2015 ambulatory services revenues by approximately $9.0 million. Centers for Medicare and Medicaid Services (CMS) has announced that ASCs reimbursement rates will increase by 0.3% for 2016, which we estimate will not have a significant impact our 2016 ambulatory services revenues. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician services are paid under the Medicare program based upon the Medicare Physician Fee Schedule (MPFS), under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the aggregated amount was multiplied by a conversion factor calculated by the sustainable growth rate (SGR) to arrive at the payment amount for each service. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provided for a 0.5% payment update for July 1, 2015 through December 31, 2015 and for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (MIPS) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, including payments to physicians for the meaningful use of electronic health records. MACRA also requires CMS beginning in 2019 to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (Medicaid-Medicare Parity). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. Legislation was passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. Accordingly, we estimate our 2015 Medicaid program revenues will be reduced by approximately $3.4 million compared to a full fiscal 2014.

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

Recent Accounting Pronouncements

See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.

Results of Operations

Our consolidated statements of operations include the results of both our ambulatory services segment and our physician services segment. Our consolidated revenues consist of both facility fees charged for surgical procedures performed in our ASCs and fee for service revenue, contract revenue and other revenue derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own a controlling interest, primarily 51%, in our centers, and our consolidated statements of operations include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery centers. The noncontrolling ownership interest in each limited partnership (LP) or limited liability company (LLC) is generally held directly or indirectly by physicians who perform procedures at the center. With few exceptions, we generally own 100% of the entities included in our physician services segment. On a consolidated basis, our share of the profits and losses of non-consolidated entities is reported in equity in earnings of unconsolidated affiliates in our consolidated statements of operations.

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

Our physician services revenues consist of fee for service revenue, contract revenue and other revenue. Fee for service revenue is primarily generated through the provision of anesthesiology, children's services, radiology and emergency medical services at the facilities we serve. Contract revenue reflects payments received or receivable directly from certain of the facilities where we provide medical services, and typically arise in cases where our reimbursement from third-party payors is not sufficient to cover the costs of our medical services. We also earn other revenue for certain ancillary services performed.

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

The effective tax rate on pre-tax earnings as presented is approximately 23% for the nine months ended September 30, 2015. However, after excluding the earnings attributable to non-controlling interest, and certain discrete tax items that may occur from time to time, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

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

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three and nine months ended September 30, 2015 and 2014. The operating results of Sheridan are included in our operating results effective July 16, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	50.4	47.8	51.0	39.1
Supply cost	7.0	8.3	7.2	11.6
Other operating expenses	15.2	16.2	15.8	18.4
Transaction costs	0.3	5.0	0.3	2.8
Depreciation and amortization	3.7	4.1	3.8	3.6
Total operating expenses	76.6	81.5	78.1	75.4
Gain on deconsolidation	1.4	—	0.3	0.3
Equity in earnings of unconsolidated affiliates	0.8	0.4	0.6	0.3
Operating income	25.5	18.9	22.8	25.2
Interest expense, net	4.7	7.8	4.9	5.1
Debt extinguishment costs	—	3.4	—	1.6
Earnings from continuing operations before income taxes	20.9	7.8	18.0	18.5
Income tax expense	5.8	—	4.1	2.5
Net earnings from continuing operations	15.1	7.8	13.8	16.0
Net loss from discontinued operations	—	(0.3)	—	(0.1)
Net earnings	15.1	7.4	13.8	15.9
Net earnings attributable to noncontrolling interests	8.6	9.4	8.6	13.4
Net earnings (loss) attributable to AmSurg Corp. shareholders	6.6%	(2.0)%	5.2%	2.5%

Three and Nine Months Ended September 30, 2015 compared to Three and Nine Months Ended September 30, 2014

We experienced significant changes in our consolidated operations during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, primarily as a result of the following:

•
our operating results for the three and nine months ended September 30, 2015 include the operating results of Sheridan, which are only included from July 16 through September 30, 2014 in prior periods results;

•	we incurred additional interest expense associated with the debt financing required to complete the acquisition of Sheridan;

•	we completed acquisitions in both our ambulatory services and physician services segments; and

•	we experienced positive same center and contract organic growth during the current year periods.

Net revenue increased $147.9 million, or 29.4%, to $650.2 million in the three months ended September 30, 2015 from $502.4 million in the three months ended September 30, 2014. Net revenue increased $822.5 million, or 79.1%, to $1,862.6 million in the nine months ended September 30, 2015 from $1,040.1 million in the nine months ended September 30, 2014. Our net revenue was impacted primarily due to the following:

•
an increase of $115.3 million and $732.8 million during the three and nine months ended September 30, 2015, respectively, associated with the business acquired from Sheridan and subsequent acquisitions in our physician services segment; and

•	an increase of $32.6 million and $89.7 million during the three and nine months ended September 30, 2015, respectively, associated with our ambulatory services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Operating income increased $71.0 million, or 74.6%, to $166.0 million during the three months ended September 30, 2015, from $95.1 million in the three months ended September 30, 2014. Operating income increased $163.0 million, or 62.1%, to $425.4 million during the nine months ended September 30, 2015, from $262.5 million in the nine months ended September 30, 2014. Our operating income was impacted during the three and nine months ended September 30, 2015 primarily due to the following:

•	an increase of $21.1 million and $91.3 million during the three and nine months ended September 30, 2015, respectively, associated with the business acquired from Sheridan; and

•	an increase of $49.8 million and $71.6 million during the three and nine months ended September 30, 2015, respectively, associated with results from our ambulatory services segment.

Net interest expense decreased to $30.2 million in the three months ended September 30, 2015, from $39.1 million in the three months ended September 30, 2014 and increased to $90.7 million in the nine months ended September 30, 2015, from $52.9 million in the nine months ended September 30, 2014, primarily due to increased indebtedness as a result of the financings associated with the acquisition of Sheridan during the year ended December 31, 2014. In addition, during the three months ended September 30, 2014, we recorded $12.8 million in interest expense on the accompanying statements of operations related to fees paid to obtain a commitment for bridge financing in order to effect the Sheridan transaction. During the three months ended September 30, 2014, we were able to obtain permanent financing and therefore expensed the commitment fee. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $37.5 million and $77.0 million for the three and nine months ended September 30, 2015, respectively, compared to almost no tax expense in the three months ended September 30, 2014 and $25.8 million in the nine months ended September 30, 2014, respectively. Our reduction in tax expense for the three months ended September 30, 2014 is due to the fact we recognized a loss during the period primarily due to the substantial amount of transaction costs associated with the acquisition of Sheridan. Our effective tax rate during the three and nine months ended September 30, 2015 was approximately 27.6% and 23.0%, respectively, of earnings from continuing operations. This differs from the federal statutory income tax rate of 35.0% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. The increase in our effective tax rate during the quarter was primarily the result of our continued evaluation of the impact of the acquisition of Sheridan on our consolidated tax structure. During the three and nine months ended September 30, 2015, we recorded an increase of approximately $4.7 million and $6.2 million, respectively, to our valuation allowances for net operating loss carryforwards resulting primarily from interest expense and transaction costs resulting from the acquisition of Sheridan, which were incurred in jurisdictions where it is not likely that sufficient taxable income will be generated to utilize those losses.

Noncontrolling interests in net earnings for the three and nine months ended September 30, 2015 increased $8.4 million and $21.0 million, respectively, from the three and nine months ended September 30, 2014 primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. Due to the inclusion of Sheridan's revenue in the three and nine months ended September 30, 2015, noncontrolling interests in earnings as a percentage of revenues decreased to 8.6% in the three and nine months ended September 30, 2015, respectively, from 9.4% and 13.4%, respectively, in the three and nine months ended September 30, 2014.

Ambulatory Services Operations

The following table presents certain operating data at our ASCs for the three and nine months ended September 30, 2015 and 2014. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Procedures performed during the period at consolidated centers	434,720	410,048	1,280,541	1,211,065
Centers in operation at end of period (consolidated)	240	233	240	233
Centers in operation at end of period (unconsolidated)	13	9	13	9
Average number of continuing centers in operation (consolidated)	239	233	237	233
New centers added during the period	3	4	6	6
Centers discontinued during the period	—	4	—	5
Centers under development end of period	1	1	1	1
Centers under letter of intent, end of period	5	8	5	8
Average revenue per consolidated center (in 000s)	$1,295	$1,188	$3,810	$3,497
Same center revenues increase	6.6%	1.7%	5.5%	0.6%
Surgical hospitals in operation at end of period (unconsolidated)	1	—	1	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Of the continuing centers in operation at September 30, 2015, 151 centers performed gastrointestinal endoscopy procedures, 54 centers performed procedures in multiple specialties, 39 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures. In addition, during the three months ended September 30, 2015, we acquired a non-controlling interest in a surgical hospital. The results of operations of the surgical hospital are included in our consolidated statement of operations as a component of equity in earnings of unconsolidated affiliates.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LP or LLC. Ambulatory services revenues at our 2015 same-center group, comprising 227 centers and constituting approximately 95% of our total number of consolidated centers, increased by 6.6% and 5.5% during the three and nine months ended September 30, 2015, respectively, primarily due to the increase in the number of procedures compared to the prior year periods.

The following table presents selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net revenue	$308,983	100.0%	$276,419	100.0%	$903,884	100.0%	$814,207	100.0%
Operating expenses:
Salaries and benefits	94,368	30.5	85,384	30.9	274,826	30.4	251,586	30.9
Supply cost	45,162	14.6	41,070	14.9	132,651	14.7	119,748	14.7
Other operating expenses	62,795	20.3	57,919	21.0	183,867	20.3	167,900	20.6
Transaction costs	270	0.1	23,111	8.4	862	0.1	26,690	3.3
Depreciation and amortization	9,200	3.0	8,451	3.1	26,706	3.0	25,146	3.1
Total operating expenses	211,795	68.5	215,935	78.1	618,912	68.5	591,070	72.6
Gain on deconsolidation	11,829	3.8	—	—	11,606	1.3	3,411	0.4
Equity in earnings of unconsolidated affiliates	2,081	0.7	795	0.3	3,712	0.4	2,098	0.3
Operating income	$111,098	36.0%	$61,279	22.2%	$300,290	33.2%	$228,646	28.1%

Three and Nine Months Ended September 30, 2015 compared to Three and Nine Months Ended September 30, 2014

The number of procedures performed in our ASCs increased by 24,672, or 6.0%, to 434,720 and 69,476, or 5.7%, to 1,280,541 in the three and nine months ended September 30, 2015, respectively, from 410,048 and 1,211,065 in the three and nine months ended September 30, 2014, respectively. Ambulatory services revenues increased $32.6 million, or 11.8%, to $309.0 million and $89.7 million, or 11.0%, to $903.9 million, in the three and nine months ended September 30, 2015, respectively, from $276.4 million and $814.2 million in the three and nine months ended September 30, 2014, respectively. Our ambulatory services revenues were impacted during the three and nine months ended September 30, 2015 primarily due to the following:

•
revenue growth of $17.4 million and $42.5 million for the three and nine months ended September 30, 2015, respectively, recognized by our 2015 same-center group, reflecting a 6.6% and 5.5% increase in our 2015 same-center group;

•
centers acquired in 2014, which contributed $8.1 million and $34.3 million of additional revenues in the three and nine months ended September 30, 2015, respectively, due to having a full period of operations in 2015;

•	centers acquired in 2015, which generated $14.4 million and $26.6 million in revenues during the three and nine months ended September 30, 2015, respectively; and

•
reduced revenue recognized during the three and nine months ended September 30, 2015 of $6.7 million and $13.3 million, respectively, resulting from the deconsolidation of centers that were consolidated in the prior period. Our share of the results of operations from the deconsolidated centers are reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations.

Salaries and benefits increased by $9.0 million, or 10.5%, to $94.4 million and $23.2 million, or 9.2%, to $274.8 million in the three and nine months ended September 30, 2015, respectively, from $85.4 million and $251.6 million in the three and nine months ended September 30, 2014, respectively. The increases were a result of staffing at newly acquired centers, as well as the additional staffing required at existing centers. Salaries and benefits declined as a percentage of revenue primarily due to the increase in our same center revenue during the three and nine months ended September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Supply cost increased $4.1 million, or 10.0%, to $45.2 million and $12.9 million, or 10.8%, to $132.7 million in the three and nine months ended September 30, 2015, respectively, from $41.1 million and $119.7 million in the three and nine months ended September 30, 2014, respectively. Increased supply costs for the three and nine months ended September 30, 2015 are primarily due to newly acquired or opened centers.

Other operating expenses increased $4.9 million, or 8.4%, to $62.8 million and $16.0 million, or 9.5%, to $183.9 million in the three and nine months ended September 30, 2015, respectively, from $57.9 million and $167.9 million in the three and nine months ended September 30, 2014, respectively. The additional expense in the three and nine months ended September 30, 2015 resulted primarily from:

•	an increase of $2.3 million and $6.0 million, respectively, in other operating expenses at our 2015 same-center group in the three and nine months ended September 30, 2015;

•
centers acquired or opened during 2014, which resulted in an increase of $1.8 million and $6.7 million, respectively, in other operating expenses in the three and nine months ended September 30, 2015; and

•	centers acquired during 2015, which resulted in an increase of $2.1 million and $4.0 million, respectively, in other operating expenses in the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, we incurred $0.3 million and $0.9 million, respectively, of transaction costs primarily as a result of ASC acquisition activity. During the three and nine months ended September 30, 2014, we incurred $23.1 million and $26.7 million, respectively, of transaction costs which were primarily associated with the Sheridan acquisition.

Depreciation and amortization expense increased $0.7 million, or 8.9%, to $9.2 million and $1.6 million, or 6.2%, to $26.7 million in the three and nine months ended September 30, 2015, respectively, from $8.5 million and $25.1 million in the three and nine months ended September 30, 2014, respectively, primarily as a result of centers acquired during 2014 and 2015.

Equity in earnings of unconsolidated affiliates was $2.1 million and $3.7 million during the three and nine months ended September 30, 2015, respectively, and $0.8 million and $2.1 million during the three and nine months ended September 30, 2014, respectively. The increase in our earnings from equity method investments during the three and nine months ended September 30, 2015 is due to the consummation of two separate equity method investments. As a result of these investment transactions, we contributed our controlling interest in three centers in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and us. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, we obtained a non-controlling interest in an additional center and a surgical hospital which were contributed by the health systems.

Physician Services Operations

We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue and acquired contract revenue. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to Sheridan's net revenue growth and same contract revenue growth during the three and nine months ended September 30, 2015.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Contribution to Net Revenue Growth:
Same contract	7.6%	7.9%
New contract	2.9	2.3
Acquired contract and other	15.4	11.4
Total net revenue growth	25.9%	21.6%

Same contract revenue growth	10.1%	10.4%

During the three and nine months ended September 30, 2015, compared to the prior year periods, Sheridan's total growth in net revenue resulted primarily from physician practices acquired in 2014 and 2015, which contributed approximately $41.4 million and $104.9 million, respectively. In addition, Sheridan experienced an increase in net revenue as a result of same contract growth, which

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 16 - September 30, 2014 (1)
	2015
Net revenue	$341,244	100.0%	$958,738	100.0%	$225,931	100.0%
Operating expenses:
Salaries and benefits	233,164	68.3	675,281	70.4	154,953	68.6
Supply cost	476	0.1	1,361	0.1	816	0.4
Other operating expenses	36,057	10.6	110,557	11.5	23,343	10.3
Transaction costs	1,837	0.5	4,698	0.5	1,991	0.9
Depreciation and amortization	14,906	4.4	43,830	4.6	12,387	5.5
Total operating expenses	286,440	83.9	835,727	87.2	193,490	85.6
Loss on deconsolidation	(2,717)	(0.8)	(5,752)	(0.6)	—	—
Equity in earnings of unconsolidated affiliates	2,854	0.8	7,863	0.8	1,363	0.6
Operating income	$54,941	16.1%	$125,122	13.1%	$33,804	15.0%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. As such, historical amounts for periods prior to that date are not included.

Included in total operating expenses above for the three and nine months ended September 30, 2015 is approximately $243.4 million and $700.5 million, respectively, incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel. During the period July 16, 2014 through September 30, 2014, direct practice expenses was $164.3 million. As a percentage of physician services revenue, direct practice expense was 71.3% and 73.1%, respectively, for the three and nine months ended September 30, 2015. Direct practice expense is generally higher in the first quarter due to the concentration of additional payroll taxes and other employee benefits during the period. During the nine months ended September 30, 2015, we recognized approximately $8.3 million in other operating expenses associated with the net change in fair value of contingent consideration.

Depreciation and amortization for our physician services segment includes approximately $12.7 million and $37.6 million of amortization for the three and nine months ended September 30, 2015, respectively, resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. During the period July 16, 2014 through September 30, 2014 depreciation and amortization was $10.0 million. The increase in amortization associated with customer relationships with hospitals during the three months ended September 30, 2015 compared to the prior year period is a result of acquisitions completed subsequent to the Sheridan transaction.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2015 and December 31, 2014 were $187.4 million and $208.1 million, respectively. The decrease in cash is primarily due to the following:

•	completed ambulatory services and physician services acquisitions totaling $233.5 million (net of cash acquired), which were funded with operating cash; and

•	interest payments of $96.4 million, primarily including $61.7 million for our 2022 Senior Unsecured Notes, $24.3 million for our term loan, and $7.0 million for our 2020 Senior Unsecured Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

At September 30, 2015, we had working capital of $201.9 million, compared to $300.6 million at December 31, 2014. The decrease is primarily due to the cash paid for acquisitions completed during the nine months ended September 30, 2015, an increase in accrued salaries and benefits primarily resulting from increased profit sharing incentives and an increase in the estimated contingent purchase price payable that is expected to be paid in the fourth quarter of 2015. Cash flow from operations for the nine months ended September 30, 2015 generated $427.2 million compared to $276.1 million for the nine months ended September 30, 2014. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the nine months ended September 30, 2015 was $269.1 million, compared to $136.6 million for the nine months ended September 30, 2014. The increase in operating cash flow resulted primarily from the additional earnings from our physician services segment, which is included from July 16, 2014 (the date of acquisition) through September 30, 2014 and an increase in net earnings from our ambulatory services segment. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $158.1 million and $139.4 million during the nine months ended September 30, 2015 and 2014, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within five to ten days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At September 30, 2015 and December 31, 2014, our ambulatory services segment net accounts receivable represented 38 and 37 days of revenue outstanding, respectively. At September 30, 2015 and December 31, 2014, our physician services segment net accounts receivable represented 44 and 41 days of revenue outstanding, respectively.

During the nine months ended September 30, 2015, we had total acquisition and capital expenditures of $280.5 million, which included:

•	$120.6 million for the acquisition of physician practices;

•	$112.9 million for the acquisition of interests in surgery centers; and

•	$48.5 million for new or replacement property, including $1.5 million in new capital leases.

At September 30, 2015, we had unfunded construction and equipment purchase commitments for our new Physician Services headquarters and for surgery centers under development or under renovation of approximately $7.1 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

As of September 30, 2015, we had $30.1 million of restricted cash and marketable securities which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company. Approximately $11.8 million is reflected as a component of total current assets in the accompanying consolidated balance sheets as such amount is available to satisfy the claims payments estimated to occur in the next 12 months.

During the nine months ended September 30, 2015, we received approximately $2.4 million from the exercise of stock options under our employee stock incentive plans. The excess tax benefit received from the exercise of those options and restricted stock vested was approximately $3.8 million.

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

share. Dividends, to the extent lawful and declared by our board of directors, are paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During the nine months ended September 30, 2015, the our Board of Directors has declared three dividends each totaling $1.3125 per share in cash, or $2.3 million, respectively, for our mandatory convertible preferred stock. All dividends declared during 2015 have been paid except those dividends declared on August 27, 2015, which were funded to the paying agent to be paid on October 1, 2015 to shareholders of record as of September 15, 2015. During the nine months ended September 30, 2014, our Board of Directors declared dividends of $1.2979 per share in cash, or $2.2 million, for our mandatory convertible preferred stock.

During the nine months ended September 30, 2015, we repurchased 67,000 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $3.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During 2012, we completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date on November 30, 2020. At September 30, 2015, we had approximately $4.7 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in November 2015. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on September 30, 2015). Our revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $300.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained. On October 21, 2015, we exercised the accordion feature of our revolving credit facility and increased our borrowing capacity by $200.0 million to $500.0 million.

During 2014, we completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. At September 30, 2015, we had approximately $13.1 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which will be paid in January 2016.

For the nine months ended September 30, 2015, we had net repayments on long-term debt of $5.5 million. At September 30, 2015, we had no balance outstanding under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $859.1 million outstanding pursuant to our term loan. As of November 6, 2015, primarily due to acquisitions completed subsequent to quarter end, we have available under our revolving credit agreement $235.0 million for acquisition borrowings.

During the nine months ended September 30, 2015, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

We expect our interest expense to be approximately $120.0 million on an annual basis primarily as a result of the indebtedness incurred in connection with the acquisition of Sheridan. We plan to fund the additional interest expense primarily through our increased operating cash flow as a result of the acquisition of Sheridan.

As of September 30, 2015, we have accrued $33.7 million as a component of accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets which represents our estimate of the fair values of the contingent consideration payable on recent acquisitions. We expect to pay approximately $28.7 million of such amount during the fourth quarter of 2015.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our physician services operations. We expect to take possession of the space in the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

fourth quarter of 2015 to begin tenant improvements. Annual rent expense is expected to be approximately $2.9 million. Our rent obligation does not require cash payments until September 2016.

Based upon our current operations and anticipated growth, we believe our operating cash flow, borrowing capacity and ability to access capital markets will provide adequate resources to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing ASCs and physician practices, we may from time to time consider other acquisitions or strategic joint ventures involving other companies, multiple-center chains, networks of ASCs or physician practices. Such acquisitions, joint ventures or other opportunities may require an amendment to our current debt agreements or additional external financing, which may include sales of equity securities. We cannot assure you that any required financing will be available, or will be available on terms acceptable to us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2015, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $5.2 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2015 based on our indebtedness at September 30, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the Sheridan acquisition on July 16, 2014, we are substantially complete with our implementation of disclosure controls and procedures and internal controls over financial reporting of Sheridan. We will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2015. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of Sheridan within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

There have been no material changes during the nine months ended September 30, 2015 to the legal proceedings we previously described in our 2014 Annual Report on Form 10-K.

Item 1A. Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.   Exhibits

Exhibit	Description
10.1
Incremental Agreement No. 1, dated October 21, 2015, by and among the Company, Citibank, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated October 27, 2015).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014 and (v) the notes to the Unaudited Consolidated Financial Statements for the nine month periods ended September 30, 2015 and 2014

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	November 6, 2015

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

