Form 10-K
period 2015-12-31
AMSURG CORP
filed 2016-02-25
CIK 895930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Yes [  ]                     No [X]

As of February 24, 2016, 54,720,648 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2015 (based upon the closing sale price of these shares as reported on the Nasdaq Global Select Market as of June 30, 2015) was approximately $3,318,935,487. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Year Ended December 31, 2015

i

Part I

Item 1.  Business

Company Overview

Founded in 1992, we believe we are a leading, physician-centric surgical center and physician services company with a diversified, complementary business mix. We believe our complementary business segments, ambulatory surgery services and outsourced physician services, well-position our Company to address the healthcare challenges facing physicians, health systems, payors and communities and our scale allows us to leverage administrative and support infrastructure that enable us to effectively recruit and retain physicians and provide services at lower costs.

Through our ambulatory services segment, we acquire, develop and operate ambulatory surgery centers (ASCs, surgery centers, or centers) in partnership with physicians. Through our physician services segment, we provide outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine. We are one of the largest owners and operators of ASCs in the United States based upon total number of facilities, and are a leading provider of outsourced physician services in the specialties we serve. At December 31, 2015, we operated 257 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians, and provided physician services to more than 450 healthcare facilities in 29 states, employing more than 3,800 physicians and other healthcare professionals.

In July of 2014, we acquired Sheridan Healthcare (Sheridan), a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. We believe the combination of our ambulatory surgery services and our outsourced physician services allows for a strategy that can accomplish the following:

•	improve integration of anesthesia and surgery in the ambulatory episode of care;

•	expand relationships with health systems and payors;

•	create physician services segment new contract win opportunities at our surgery centers;

•	increase revenue opportunities within our gastroenterology and multi-specialty facilities; and

•	increase new hospital/ASC joint ventures.

For the year ended December 31, 2015, approximately 48% and 52% of our revenues were generated by our ambulatory services segment and physician services segment, respectively. For information about our reportable segments, please read “Note 20 - Segment Reporting” to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this report.

Ambulatory Services

Our surgery centers are typically located adjacent to or in proximity to the medical practices of our partner physicians. We generally own a majority interest, primarily 51%, in the facilities we operate. We also own a minority interest in certain centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Our surgery centers primarily provide elective, high volume, lower-risk surgical procedures across multiple specialties, including, among others, gastroenterology, ophthalmology, and orthopaedics. Our ASCs are designed with a cost structure that creates significant savings for patients and payors when compared to surgical services performed in hospital outpatient departments (HOPDs). We acquire, develop and operate ASCs through the formation of strategic partnerships with physicians to better serve the communities in the markets we serve. Since physicians are critical to the delivery of healthcare, we have developed our operating model to encourage physicians to affiliate with us. We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician efficiency. We believe that our focus on physician satisfaction combined with providing safe, high-quality healthcare in a friendly and convenient environment for patients will continue to make our ASCs an attractive alternative to HOPDs for physicians, patients and payors. We believe our facilities, when compared to HOPDs, (1) enhance the quality of care for our patients, (2) provide significant administrative, clinical and efficiency benefits to physicians, and (3) offer a low cost alternative for patients and payors.

Item 1. Business - (continued)	Table of Contents

The types of procedures performed at each surgery center depend on the specialty of the practicing physicians that use the surgery center. The procedures most commonly performed at our surgery centers are:

•	gastroenterology - colonoscopy and other endoscopy procedures;

•	ophthalmology - cataracts and retinal laser surgery; and

•	orthopaedic - knee and shoulder arthroscopy and carpal tunnel repair.

The following table presents the number of our surgery centers by specialty and revenue mix for the years ended December 31, 2015, 2014 and 2013.

	Specialty Count			Revenue Mix
	2015	2014	2013	2015	2014	2013
Gastroenterology	151	150	149	51.6%	51.6%	50.9%
Multispecialty	58	51	44	29.3	29.7	30.5
Ophthalmology	39	37	35	13.5	12.1	11.5
Orthopaedic	9	8	8	5.6	6.6	7.1
Total	257	246	236	100.0%	100.0%	100.0%

The following table presents certain information with respect to our ambulatory services segment for the years ended December 31, 2015, 2014 and 2013. An ASC is deemed to be under development when a limited liability company (LLC) or limited partnership (LP) has been formed with the physician partners to develop the ASC.

	2015	2014	2013
Procedures	1,729,262	1,645,350	1,609,761
Centers in operation, end of period (consolidated)	236	237	233
Centers in operation, end of period (unconsolidated)	21	9	3
Average number of continuing centers in operation, during period	238	233	230
New centers added, during period	11	10	6
Centers discontinued, during period	—	6	3
Centers under development, end of period	1	2	—
Centers under letter of intent, end of period	5	5	5
Average revenue per center (in thousands)	$5,174	$4,755	$4,594
Same center revenues increase (consolidated)	6.0%	0.7%	0.6%
Surgical hospitals in operation at end of period (unconsolidated)	1	—	—

Ambulatory Services Industry Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospital settings to more cost-effective alternate sites, including ASCs. ASCs have been widely viewed as a successful way to increase efficiency by improving the quality of, and access to, healthcare and increasing patient satisfaction, while simultaneously reducing costs. According to data issued by the Centers for Medicare and Medicaid Services (CMS) during 2015, there are approximately 5,400 Medicare-certified ASCs. We believe that approximately 65% of those ASCs performed procedures in a single specialty and approximately 35% performed procedures in more than one specialty (multispecialty). Among the single specialty centers, we believe over 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat (ENT), and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. Of our preferred specialties, we believe approximately 70% of single specialty ASCs and 30% of multi-specialty ASCs are independently owned.

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

Item 1. Business - (continued)	Table of Contents

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

Competitive Strengths for our Ambulatory Services

We believe our ambulatory services segment is distinguished by the following competitive strengths:

Market Leading ASC Provider with Broad Geographic Presence. We are one of the largest outpatient surgical facility operators in the United States based upon the total number of facilities. We operate 257 surgery centers in 34 states and the District of Columbia. We believe our geographic diversification provides us with a strong competitive position within the highly fragmented ASC industry, and our national scale and position as a large, public company ASC operator makes us an attractive partner for physicians.

Attractive Demographic Trends. We believe we are the market leader in the specialties of gastroenterology and ophthalmology. More gastroenterology and ophthalmology procedures are performed in our surgery centers than any other ASC operator. These specialties in particular have a higher concentration of older patients (50 years and older) than other specialties, such as orthopaedics or ENT. We believe the aging demographics of the United States population will continue to act as a source of growth for gastroenterology and ophthalmology procedures at our ASCs. Additionally, we believe the growing overweight and obese population in the United States will drive procedure growth in gastroenterology, ophthalmology, and orthopaedics. We believe our market strategy is well aligned to respond to these demographic trends.

Diversified Procedure and Payor Mix. At our 257 ASCs, our physician partners perform a number of different types of surgical procedures. For the year ended December 31, 2015, 52% of our ambulatory services segment revenues were generated at our gastroenterology centers, 29% of our revenues were generated at our multi-specialty centers, which includes our orthopaedic centers, and 14% of our revenues were generated at our ophthalmology centers. For the year ended December 31, 2015, we derived approximately 74% of our ambulatory services segment revenues from commercial and private payors. Over the same period, we derived approximately 26% of our ambulatory services segment revenues from governmental healthcare programs, primarily Medicare. Medicaid represents less than 2% of our ambulatory services segment revenues. Generally, each of our ASCs contracts individually with the payors in its market area. This contracting diversification reduces our risk with respect to the termination of payor contracts. Because of our payor mix and the non-emergent nature of procedures performed in our ASCs, our ambulatory services segment bad debt expense has averaged less than 2% of our ambulatory services segment revenues over the last three years. For information about our classification of bad debt expense for our ambulatory services segment, please read “Note 3 - Accounts Receivable” to our consolidated financial statements included in this report.

While we cannot predict how changes in reimbursement trends will impact our ambulatory services segment, we believe we are well positioned with respect to possible changes in Medicare reimbursement for several reasons:

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

Proven Ability to Identify and Rapidly Integrate Acquisitions. We pursue acquisitions of ASCs through transactions involving single ASCs as well as acquisitions of companies that own and manage multiple ASCs. In the last five years, we have acquired an ownership interest in over 60 ASCs for a combined acquisition price of more than $750 million. A majority of these ASCs were acquired in individual transactions; however, we also pursue the acquisition of companies that own and operate multiple ASCs. We also have a dedicated team responsible for the integration of acquired centers. This team is responsible for converting acquired ASCs to our

Item 1. Business - (continued)	Table of Contents

reporting, staffing, clinical quality and other operating systems. Once an acquisition is consummated, the acquired surgery center is generally fully integrated within 60 days.

Focus on clinical excellence. We are focused on achieving the best clinical outcomes for the patients of our ambulatory services. We have adopted a quality strategic plan that is intended to deliver innovative and patient-focused experiences and outcomes through education, leadership development, benchmarking, error prevention initiatives and deployment of best practices. We provide both centralized and field-based quality and clinical resources to our centers. Resources include policies, toolkits, educational offerings and reports that enables the quality focus to remain on the patient at the center level. Resources incorporate quality standards of care and industry best practices, and quality metrics and benchmarking reports are provided to support each center’s quality plan, as well as center compliance with regulatory and accreditation standards. CMS quality reporting is also supported by centralized quality staff.

We are a member of the ASC Quality Collaboration and support national efforts related to ASC quality. Included in that support is participation in new measure development and testing, as well as our centers’ participation in a national patient safety program designed specifically for ambulatory care.

Ambulatory Services Strategy

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

Attract and Retain Physicians that are Leaders in Their Specialty and Community. Physicians are critical to the delivery of healthcare and are a valuable component of our operating model. At December 31, 2015, we operated 257 ASCs with approximately 2,000 physician partners and approximately 1,000 non-partner physicians who utilize our centers. We typically structure partnerships with physicians in a 51% / 49% ownership relationship, whereby we are the majority member. We believe this structure is mutually beneficial to us and our physician partners. Under our partnership structure, AmSurg provides management services, including clinical and regulatory support, financial reporting, performance measurement, group purchasing, contracting, and marketing services. According to Syndics Research Corporation, our net promoter score, as defined by their most recent annual survey to measure overall physician satisfaction, was 86% and exceeded industry benchmarks for physician satisfaction. We believe our focus on physician satisfaction, combined with providing safe, high quality healthcare in a patient friendly and convenient environment helps us attract and retain physician partners.

Increase Same-Center Revenue Growth. We grow revenues in our existing centers primarily through increasing procedure volume by (1) increasing the number of physicians performing procedures at our centers, (2) marketing our centers to referring physicians, payors and patients, and (3) achieving efficiencies in center operations. For the year ended December 31, 2015, we achieved same-center revenue growth of 6%.

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

Item 1. Business - (continued)	Table of Contents

Achieving Efficiencies in Center Operations: We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our ASCs. The implementation of these best practices allows the ASCs to improve operating efficiencies through:

•	physician scheduling enhancements;

•	improved patient flow; and

•	improved operating room turnover.

We also enhance the profitability of our ASCs through benefits we receive from economies of scale such as group purchasing, staffing and clinical efficiencies, and cost containment initiatives. We also track center performance relative to certain benchmarks in order to maximize center-level revenues and profitability. The information we gather and collect from our ASCs and ambulatory services segment operations team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques and cost containment measures.

Expand Our National Network of ASCs. While we have been an active acquirer of ASCs historically, the market remains fragmented, providing many opportunities for additional acquisitions. We target ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures, as well as multi-specialty ASCs that are equipped and staffed to perform surgical procedures in more than one specialty. As of December 31, 2015, approximately 65% of our ambulatory services segment revenues were from single-specialty centers that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We will also pursue the acquisition of companies that own and operate multiple ASCs when those opportunities arise.

We also plan to continue expanding our network of ASCs through partnerships with hospitals and hospital systems. As a result of recent trends in the healthcare industry, in part influenced by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Health Reform Law, many hospitals and hospital systems are seeking to enter or improve their operations within the ASC market in order to offer a complete continuum of care as well as to establish better relationships with physicians who have a need to operate in both in-patient and out-patient environments. We believe the relationships we have established with either a hospital or a hospital-owned entity bring both quality and efficiency to such relationships as a result of our deep experience in ASC operations. We also have many markets in which we currently own existing fully developed centers that are located at or near existing hospital systems which could result in a network of expanded providers benefiting the hospital partner, our existing physician partners and the patients we collectively serve. Additionally, we seek to collaborate with our hospital partners on the identification of opportunities for the acquisition or development of new facilities.

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

The development staff of our ambulatory services segment identifies existing centers that are potential acquisition candidates and physicians who are potential partners for new center development. We begin our acquisition process with a due diligence review of the target center and its market. We use experienced teams of operations and financial personnel to conduct a review of all aspects of the center’s operations, including the following:

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

Item 1. Business - (continued)	Table of Contents

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

As part of each surgery center acquisition or development transaction, we generally form an LLC or LP, which are referred to herein as “partnerships” where certain states require and enter into an operating agreement or a LP agreement with our physician partners. We generally own 51% of the partnerships. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds upon a sale or liquidation of the entity. In the LP structure, as the sole general partner, one of our affiliates is generally liable for the debts of the LP. However, the physician partners are generally required to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the LP.

Except in limited instances, we manage each partnership and oversee the business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the partnership may lease the services of certain non-physician personnel from entities affiliated with the physician partners, who will provide services at the center. Certain significant aspects of the partnership's governance are overseen by an operating board, which is typically comprised of equal representation by AmSurg and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.

A majority of the operating agreements and LP agreements for our surgery centers provide that, if certain regulatory changes take place, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that: (i) make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal; (ii) create the substantial likelihood that cash distributions from the partnership to the affiliated physicians will be illegal; or (iii) cause the ownership by the physicians of interests in the partnership's to be illegal. There can be no assurance that our existing capital resources would be sufficient for us to meet the obligations, if they arise, to purchase these noncontrolling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by independent counsel having expertise in healthcare law chosen by both parties. Such determination therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. See “– Government Regulation.”

Ambulatory Services Revenues
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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. We derived approximately 26%, of our ambulatory services segment revenue in the year ended December 31, 2015, and 25% of our revenues in the years ended December 31, 2014 and 2013 from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with predetermined fee schedules. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.
ASCs are paid under the Medicare program based upon a percentage of the payments to HOPDs pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are updated annually based on changes in the consumer price index (CPI). The Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2013, ASC reimbursement rates increased by 0.6%, which positively impacted our 2013 ambulatory services revenues by approximately $2.5 million and our net earnings per diluted share by $0.02. In

Item 1. Business - (continued)	Table of Contents

2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 ambulatory services revenues by approximately $6.5 million and our net earnings per diluted share by $0.05. In 2015, ASC reimbursement rates increased by 1.9%, which positively impacted our 2015 ambulatory services revenues by approximately $9.0 million and our net earnings per diluted share by $0.10. Centers for Medicare and Medicaid Services (CMS) has announced that ASC reimbursement rates will increase by 0.3% for 2016, which we estimate will not have a significant impact our 2016 ambulatory services revenues. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.
The Budget Control Act of 2011 (BCA) requires automatic spending reductions of $1.2 trillion for federal fiscal years (FFY) 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as “sequestration.” These reductions have been extended through FFY 2025. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our surgery centers.
CMS is increasing its administrative audit efforts through the nationwide expansion of the recovery audit contractor (RAC) program. RACs are private contractors that have historically conducted post-payment reviews of providers and suppliers that bill Medicare to detect and correct improper payments for services. We maintain policies and procedures to respond to RAC requests and payment denials. Currently, there are significant delays in the assignment of new Medicare appeals to Administrative Law Judges. In April 2015, the Office of Medicare Hearings and Appeals estimated that assignment of requests for hearings could be delayed for up to 28 months. Thus, we may experience a significant delay in appealing any RAC payment denials. The Health Reform Law expands the RAC program’s scope to include Medicaid claims. In addition to RACs, other contractors, such as Medicaid Integrity Contractors, perform payment audits to identify and correct improper payments. We could incur costs associated with appealing any alleged overpayments and be required to repay any alleged overpayments identified by these or other administrative audits.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. CMS has promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient or the wrong site. Several commercial payors also do not reimburse providers for certain preventable adverse events. CMS established a quality reporting program for ASCs under which ASCs that fail to report on certain required quality measures will receive a 2% reduction in reimbursement. We have implemented programs and procedures at each of our centers to comply with the quality reporting program prescribed by CMS and all of our centers received the full payment update for 2016 based on quality measure reporting. Further, as required by the Health Reform Law, U.S. Department of Health and Human Services (HHS) reported to Congress on its plan for implementing a value-based purchasing program for ASCs that would tie Medicare payments to quality and efficiency measures. As required by the Health Reform Law, HHS studied whether to expand to ASCs its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay and reported to Congress that it may not be feasible to expand the policy in its current form, but that further exploration of other payment policies aimed at this same goal should be undertaken.
In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private health insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and health maintenance organizations. The strengthening of managed care systems nationally has resulted in substantial competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenues of our ambulatory services segment. Some of our competitors may have greater financial resources and market penetration than we do. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a low-cost alternative for certain surgical procedures should enable our centers to compete effectively in the evolving healthcare marketplace.

Item 1. Business - (continued)	Table of Contents

Ambulatory Services Competition

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
Competition for Acquisitions. There are several companies that compete with us for the acquisition of existing ASCs and companies that own and manage ASCs, including HCA Healthcare Corporation, Surgery Partners Inc., Surgical Care Affiliates, Inc. and United Surgical Partners, Inc., a subsidiary of Tenet Healthcare Corporation. We may also compete with other national healthcare providers or local or regional hospitals under certain circumstances. Some of these competitors may have greater resources than we have. The principal competitive factors that affect our and our competitors’ ability to complete acquisitions are price, experience and reputation, and access to capital.

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

Accreditation

Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care (AAAHC) or The Joint Commission. We believe that undergoing and maintaining voluntary accreditation signifies our commitment to quality. Currently, all of our centers are accredited by AAAHC or The Joint Commission and have received three-year certifications.

Item 1. Business - (continued)	Table of Contents

Ambulatory Services Locations

The size of our typical single-specialty ASC is approximately 3,000 to 6,000 square feet. The size of our typical multi-specialty ASC is approximately 8,000 to 12,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration. Each surgery center is specifically tailored to meet the needs of its physician partners. Our surgery centers perform an average of approximately 7,200 procedures per year, though there is a wide range among centers from a low of approximately 1,000 procedures per year to a high of approximately 31,000 procedures per year.

The following table details the location and specialty of our surgery centers as of December 31, 2015:

State Location	Gastroenterology	Multispecialty	Ophthalmology	Orthopaedic	Total
Alabama	—	—	1	—	1
Arizona	7	3	2	2	14
Arkansas	1	1	1	—	3
California	14	12	1	1	28
Colorado	—	1	1	—	2
Connecticut	2	1	2	—	5
Delaware	3	1	—	—	4
Florida	18	11	5	1	35
Idaho	—	1	1	—	2
Illinois	3	—	—	—	3
Indiana	2	—	1	—	3
Kansas	3	—	3	1	7
Kentucky	2	—	2	—	4
Louisiana	4	2	2	—	8
Maryland	13	1	1	—	15
Massachusetts	3	3	—	1	7
Michigan	1	—	1	1	3
Minnesota	—	1	3	—	4
Missouri	3	1	—	2	6
Nevada	1	—	1	—	2
New Hampshire	—	1	—	—	1
New Jersey	7	7	1	—	15
New Mexico	1	—	—	—	1
North Carolina	5	—	—	—	5
Ohio	9	1	2	—	12
Oklahoma	2	—	1	—	3
Oregon	1	3	1	—	5
Pennsylvania	8	2	1	—	11
South Carolina	4	1	1	—	6
Tennessee	8	1	3	—	12
Texas	18	3	1	—	22
Utah	1	—	—	—	1
Washington	5	—	—	—	5
Washington D.C.	1	—	—	—	1
Wyoming	1	—	—	—	1
Total	151	58	39	9	257

Item 1. Business - (continued)	Table of Contents

Physician Services

Sheridan is a leading national provider of multi-specialty outsourced physician services to hospitals, ASCs and other healthcare facilities. At December 31, 2015 we provided physician services, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine services, to more than 450 healthcare facilities in 29 states and employed more than 3,800 physicians and other healthcare professionals. Our physician services segment operates with a significant presence in Florida, California, Arizona and New Jersey. We believe our scale and ability to leverage administrative and support infrastructure enable us to effectively recruit and retain physicians and provide physician services at lower costs. Sheridan has grown organically through same-contract revenue growth and new contract wins, as well as through acquisitions of complementary medical practice groups.

The following table presents the revenue mix from our primary physician services specialties for the year ended December 31, 2015 and for the period from July 16, 2014 through December 31, 2014.

	Revenue Mix
	Year Ended December 31, 2015	Period from July 16, 2014 - December 31, 2014 (1)
Anesthesiology services	71.0%	75.0%
Radiology services	12.4	6.5
Children's services	7.3	7.8
Emergency medicine services	5.9	6.3
Office based and other	3.4	4.4
Total	100.0%	100.0%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

Anesthesiology services

We are one of the two largest and most experienced providers of outsourced anesthesia services in the United States. We have many long standing customer relationships, some of which have a history of over 50 years of continuously provided anesthesia services. During 2015, our approximately 2,900 anesthesia professionals serviced over 1.25 million anesthetic cases at more than 320 facilities. Our anesthesia care teams provide anesthesiology services to hospitals, ASCs and other healthcare facilities in 19 states. These teams are comprised of board-certified or board-eligible physicians and allied health professionals which include certified registered nurse anesthetists (CRNAs) and Anesthesia Assistants. Our anesthesiologists are a key part of the effective management and productivity of hospital surgery departments, ASCs and other healthcare facilities. Anesthesiology services involve the selection and delivery of drugs in order to induce a state of unconsciousness or numbness, in preparation for medical and surgical procedures, as well as for pain management purposes. Anesthesia services are provided by anesthesiologists, as well as other healthcare professionals, who are typically CRNAs. They are responsible for selecting the correct anesthesia drug and dosage for each patient and, typically, for administering the anesthesia and monitoring the patient.

Radiology services

We are a leading provider of radiology services, including diagnostic, interventional and teleradiology services, to hospitals, imaging centers and physician group practices in the United States. In 2015, our radiologists interpreted approximately 3.5 million studies. All of our radiologists are fellowship-trained or board-certified, locally licensed physicians based in the United States. Many of our radiologists provide their services at healthcare facilities where they interpret all modalities of radiology images and can consult directly with attending physicians, providing prompt, accurate interpretations, which promotes the professional development of our radiologists as they interact constantly with the physicians at our clients’ facilities. The practice of radiology involves the interpretation of images of the human body to aid in the diagnosis and treatment of diseases, conditions and injuries. Diagnostic radiologists correlate findings from imaging procedures with clinical information and other medical examinations to make diagnoses or recommend further examinations or treatments in consultation with the patient’s attending physician. Interventional radiology, which is also referred to as vascular and interventional radiology, is a sub-specialty of radiology that utilizes minimally-invasive image-guided procedures to diagnose and treat diseases in nearly every organ system. Teleradiology is the process whereby digital radiologic images are sent from one point to another, which allows hospitals to have 24/7 access to full-time radiology support even when access to on-site radiologists may be limited. We provide teleradiology services from remote reading facilities staffed by

Item 1. Business - (continued)	Table of Contents

radiologists from our affiliated practice groups to improve the productivity of our radiologists and expand access to 24/7 diagnoses and interpretations (also known as “studies”) and increase availability of sub-specialty consultations.

Children’s services

We are one of the largest providers of children’s services in the United States. In 2015, we supported over 80 children’s services programs in 14 states with approximately 250,000 patient days. We principally provide neonatal management services, specializing in acute inpatient care and treatment of infants. We continue to increasingly expand our provision of children’s services in pediatric hospitalist, pediatric intensivist and pediatric emergency medicine subspecialties. Our children’s services teams, led by dedicated on-site medical directors, consist of physicians and Advanced Registered Nurse Practitioners (ARNPs) who collaborate with community obstetricians, pediatricians, hospital nursing staff and hospital administration. These teams staff the neonatal intensive care units (NICUs) at our clients’ facilities. We also provide specialists in pediatric intensivist services in pediatric emergency department settings and pediatric intensivist care units in hospitals. Additionally, our children's services staff administers our universal newborn hearing screening program called Healthy Hearing.

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

Emergency medicine services

We are a leading provider of emergency medicine services to hospitals. These services are performed by physicians with emergency department specializations and other healthcare professionals such as ARNP's and Physician Assistants. In 2015, we had annual volume of approximately 315,000 visits in six states. We continue to provide high-quality care that is also cost-effective, supporting our clients’ facilities as well as their communities.

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

Item 1. Business - (continued)	Table of Contents

Physicians and Other Healthcare Professionals. We employ approximately 3,800 healthcare professionals nationwide, including approximately 2,000 physicians. We provide clinical resources and handle administrative support functions for our healthcare professionals, allowing them to focus on providing quality medical care. We employ approximately 1,800 non-clinical support staff to manage these administrative functions, including client and payor contracting, billing and reimbursement, employee benefits, technology support, regulatory compliance, professional liability and other administrative activities associated with supporting a modern-day physician group practice. Our healthcare professionals receive competitive compensation, job stability and the opportunity for upward career mobility on our physician management teams. We believe that the level of clinical autonomy, attractive compensation and infrastructure support we provide to our healthcare professionals makes us a more attractive alternative in comparison to smaller provider groups.

Physician Services Industry Overview

The growing complexity of the healthcare delivery system has led many healthcare facilities to increasingly outsource medical coverage and administrative functions to improve productivity, increase the overall quality of care and reduce administrative costs. We believe the primary clinical areas we serve, which include anesthesiology, radiology, children’s services and emergency medicine, are specialties that are extremely important lines of service for the overall provision of care. The market for outsourced services in our specialties tends to be highly fragmented and is predominantly served by small group practices.

We believe our physician services segment is well-positioned to benefit from certain industry trends including the following:

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

Opportunities created by healthcare reform. We believe the Health Reform Law and other measures of healthcare reform should increase the number of people with access to health insurance over time. These measures are expected to reduce the number of uninsured and underinsured, which we believe will in turn lead to increased demand for healthcare services. The Health Reform Law also increases the obligation of healthcare providers to provide coordinated care and holds provider accountable for showing measurable patient outcomes. As a national provider group, we believe that we are in a favorable position to serve the expected growth in patient populations and to meet our clients’ needs for increased coordination and outcomes measurement.

Increased competition for specialty physicians. With a growing and aging population in the United States, demands for specialty physician services are increasingly outpacing the supply of qualified practitioners. We believe there will be a shortage of physicians occurring in the next ten years, including shortages in anesthesiology, radiology, children's services and emergency medicine. This growing shortage has led to increasing challenges in recruiting and retaining specialty physicians among hospitals, ASCs and other healthcare facilities, which we believe we can service in part by utilizing other healthcare professionals, such as CRNAs, ARNPs and physician assistants. Given our expertise in recruiting healthcare professionals in our specialty fields and the attractiveness of our business model to such specialists, we believe we are well-positioned to continue to recruit and retain healthcare professionals and, thus, meet increasing demands for their services in the years to come.

Item 1. Business - (continued)	Table of Contents

Competitive Strengths of our Physician Services

We believe the following competitive strengths position our physician services segment favorably to capitalize on healthcare industry trends:

Leading multi-specialty provider with national scale. We are one of the largest providers of multispecialty outsourced healthcare services in the United States. Our multi-specialty offering positions us well to adapt to the particular needs of our clients by providing attractive economic solutions. Further, when a client contracts with us for more than one of our specialties, it helps alleviate their administrative burden of managing multiple physician group relationships. Our infrastructure not only improves productivity and quality of care while reducing the cost of care, but also provides operating leverage to drive economies of scale as we continue to expand. We believe our scale also enables us to achieve more favorable managed care contract terms and to efficiently manage the operations and billing and collections processes. While we have a national footprint serving more than 450 healthcare facilities in 29 states, we also have a strong local presence. Our local presence fosters our community-based relationships with healthcare facilities and administrators, which we believe results in high retention with both our clients and our physicians.

Proven ability to grow organically and through acquisitions. Sheridan has historically grown physician services segment revenue through (1) strong same-contract growth driven by increases in payment rates and patient volume, (2) new contract wins and (3) acquisitions. We have driven substantial new contract growth by bidding and competing for new contracts and providing existing clients with high-quality service. We believe our expertise in effectively managing and deploying physician resources, negotiating more favorable contracts with payors, providing high quality outcomes and delivering service more efficiently has contributed significantly to the organic growth of our physician services segment. In addition, given that the market for outsourced physician services is highly fragmented and predominantly served by small provider groups, we believe there is significant opportunity for further growth through new contract wins from smaller provider groups and through select, targeted acquisitions. Our physician services segment infrastructure allows us to successfully integrate new contract wins and newly acquired physician group practices while achieving economies of scale.

Focus on clinical excellence. Our physician services segment is focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership structure and the monitoring of our clinical quality measures.

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

Proven ability to recruit and retain healthcare professionals. Sheridan has over 50 years’ experience of recruiting, credentialing and retaining qualified physicians and other healthcare professionals. We offer our physicians and other healthcare professionals the clinical autonomy of working in a group practice with the financial and administrative support of a large, national organization. This support allows them to focus on patients and quality of care, while we handle the demanding administrative burdens of a modern healthcare practice. We also offer our healthcare professionals scheduling and location flexibility, employment stability and competitive compensation.

Recurring diversified revenue stream from long-standing client base. Our physician services segment revenue is highly diversified across the broad base of medical services that we provide. Net revenue from our physician services segment in 2015 was derived from approximately 5.3 million patient encounters across more than 450 healthcare facilities. Many of our client relationships exceed 15 years, and our original physician services client has been with Sheridan for more than 50 years. In addition, our physician services segment has a well-diversified payor mix. For the year ended December 31, 2015, we estimate approximately 70% of our physician services net revenue was derived from commercial and managed care contracts, approximately 18% was from Medicare, Medicaid and approximately 12% was from other services and self-pay. Most of our significant managed care payors are under multi-year

Item 1. Business - (continued)	Table of Contents

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

Physician Services Strategy

We intend to capitalize on our competitive strengths and favorable industry trends to grow the revenue and profitability of our physician services segment by:

Delivering distinctive service to our existing client base to drive strong same-contract growth. The foundation of our physician services segment business lies in how we service our existing base of healthcare facilities. To ensure that we maintain and further strengthen these client relationships, we pursue the following key strategies:

•
expand our national physician services capabilities through increases in our internal physician recruiting, credentialing and onboarding organizations, further development of our provider quality metrics capabilities and investment in reimbursement technologies;

•	work with our clients to develop increased operating room efficiencies through the application of best practice information regarding physician staffing and procedural turnaround; and

•	further advance our relationships with national managed care plans to facilitate favorable contract terms and more efficient reimbursement.

Organically expanding through new contract wins. The market for outsourced physician services is highly fragmented and predominantly served by smaller local and regional provider groups. Such fragmentation creates significant opportunities for organic growth, as we believe that we can provide better solutions for hospitals, ASCs and other healthcare facilities than those that are offered by smaller provider groups. Our differentiated capabilities and market presence has enabled us to win contracts with both new and existing clients, and we expect to continue to capitalize on these trends within our industry. Within our existing client base, there is a significant opportunity to win new contracts by cross-selling additional specialties, as we currently provide two or more lines of service at only one in five clients. We have significantly invested in expanding the breadth and focus of our physician services segment business development functions. We believe our expanded efforts and dedicated internal resources will position us well to continue to win new contracts.

Executing acquisitions to augment our organic growth. As the physician services industry continues to consolidate, we believe we will have the opportunity to augment the organic growth of our physician services segment through opportunistic acquisitions of regional and local providers. We will target strategic “platform” practices to catalyze future growth in new markets and “in-market” practices in geographies where we have an established presence. In the last five years, Sheridan has successfully acquired and integrated 22 physician group practices for a combined acquisition price of approximately $1.2 billion, adding more than 1,200 physicians and healthcare professionals.

Enhancing profitability by achieving further operating efficiencies. We believe that we can improve the operating efficiency of our physician services segment as we grow. Our infrastructure is designed to achieve economies of scale by enhancing profitability with revenue growth without compromising the quality of operations or clinical care. We believe our processes related to managed care contracting, billing, coding, collection and compliance have driven a track record of strong revenue cycle management. We have made a significant investment in infrastructure including management information systems that we believe will continue to enable us to improve the clinical results and key client metrics while reducing the cost of providing patient care.

Physician Services Revenues

Our physician services segment revenue primarily consists of fee for service revenue and contract revenue and is derived principally from the provision of physician services to patients of the healthcare facilities we serve. Contract revenue represents income earned from the Company's hospital customers to supplement payments from third-party payors.

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

Many of our most significant managed care payor contracts in our physician services segment are for a term of three to five years, terminable only for cause. They often provide for annual increases in reimbursement rates. These contracts may be national or state-wide and are most often applicable to all lines of service. Most other payor contracts are terminable without cause with short term notice. We participate with most large managed care payors.

Our physician services segment performs substantially all of the billing for our affiliated physicians and employs a billing staff of approximately 600 employees. Additionally, we have invested in several applications that provide the foundation for the day-to-day operations of our physician services segment, including facilities-based billing and office-based billing.

We derive approximately 18% of our physician services segment net revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For the year ended December 31, 2015, we received approximately 13% and 5% of our physician services segment net revenue from Medicare and Medicaid, respectively. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs, including through sequestration, which is mandated by the BCA, and requires automatic spending reductions through FFY 2025. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our physician practices.

Reimbursement to our physician services segment typically is conditioned on our providing accurate procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, were for services provided that were not medically necessary, lacked sufficient supporting documentation, or were disallowed for a number of other reasons.

Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors and retroactive adjustments to amounts previously reimbursed can and do occur on a regular basis as a result of reviews and audits. Additional factors that could complicate our physician services segment billing include:

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

Medicare Physician Fee Schedule (MPFS). Medicare pays for all physician services based upon the MPFS which contains a list of uniform rates. The payment rates under the MPFS are determined based on: (i) national uniform relative value units for the services provided, (ii) a geographic adjustment factor, and (iii) a conversion factor. Payment rates under the MPFS are updated annually. Historically, a sustainable growth rate (SGR) formula tied to the U.S. gross domestic product (GDP) was used to calculate these annual updates. However, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR formula while establishing annual fee updates through calendar year 2019 and outlining a new method for determining updates thereafter. Also, MACRA incentivizes the development of, and participation in, alternative payment models. A new merit-based incentive payment system will consolidate and replace several existing incentive programs beginning in 2019. There can be no assurance that Congress will not make further changes to physician payment methodology.

Item 1. Business - (continued)	Table of Contents

Physician Services Competition

The markets in which we compete are highly fragmented. We consider our primary competitors to be local physician group practices. On a regional and national basis, we compete with companies such as Envision Healthcare Holdings, Inc. (formerly Emcare), Mednax Inc., and Team Health Holdings, Inc.

Physician Services Locations

As of December 31, 2015 we served a diverse group of more than 450 healthcare facilities in 29 states with a concentration in Florida, New Jersey, Arizona and California. During the year ended December 31, 2015, Florida, New Jersey, Arizona and California accounted for approximately 85% of our physician services segment net revenue. There is limited concentration among existing clients, with the largest client accounting for less than 10% of our physician services segment net revenue; however, some of our clients are affiliated with one another or owned and operated by the same entity. Our physician services segment has contracts in the states of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Missouri, North Carolina, New Jersey, New Mexico, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Vermont, Washington and West Virginia.

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

We believe that health insurance market reforms under the Health Reform Law that expand insurance coverage have resulted in an increased volume for certain procedures at our centers or the facilities we serve. Medicare now covers and many health plans are required to cover, without cost-sharing, certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies. States that provide Medicaid coverage of these preventive services without cost-sharing receive a one percentage point increase in their federal medical assistance percentage for these services. Our centers or the facilities we serve have also benefited from increased numbers of individuals with insurance. However, there can be no assurance the increased volume we have experienced will continue to occur. In addition, other aspects of the Health Reform Law could have a negative impact on our ambulatory services segment. For example, the Health Reform Law established a Medicare Shared Savings Program, which created Accountable Care Organizations (ACOs) to allow groups of providers, hospitals and suppliers to come together voluntarily to provide coordinated high quality care to Medicare patients. The formation of ACOs or other coordinated care models could make competing for patients more difficult and negatively impact our centers and the medical practices of our physician partners.

Within our physician services segment, we derive a significant portion of our revenue from payments made by government healthcare programs, including Medicare and Medicaid. CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. These efforts directly impact hospitals, but may also affect the level of utilization of and payments received for our physician staffing services. These programs include financially rewarding hospitals that meet quality performance standards established by CMS, penalizing hospitals that do not meet those performance standards or experience “excess readmissions” for certain conditions, denying reimbursement for treatment of hospital acquired conditions (HACs) and reducing payments to hospitals with high rates of HACs. In addition, hospitals may be penalized for non-compliance with the admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” The ultimate impact of these initiatives is not certain, but may lead to hospitals increasingly tying payments for our physician services to obtaining certain quality measures or negotiations to reduce payment rates

Item 1. Business - (continued)	Table of Contents

for our physician services segment. Our physician services segment may also experience increased competition from ACOs and other coordinated care models.

It is unclear what the ultimate resulting impact of the Health Reform Law will be on the number of uninsured individuals or what the payment terms will be for individuals covered by the Medicaid expansion or who purchase coverage through health insurance exchanges. Further, the Health Reform Law remains subject to legislative efforts to repeal or modify the law, further delay and a number of court challenges to its constitutionality and interpretation. For example, the excise tax on high-cost employer-sponsored health insurance plans, commonly known as the Cadillac tax, has been delayed for two years and, therefore, will not take effect until 2020. Because of the many variables involved, including the law’s complexity, lack of comprehensive implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, the possibility of amendments, repeal, or further implementation delays, uncertainty regarding how individuals and employers will respond to the choices afforded them by the law, we are unable to predict the net effect of the Health Reform Law. In addition, efforts to reform the healthcare industry continue to attract attention at both the federal and state levels.

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
Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed, and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reduction in revenues and would have a material adverse effect on our business. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (FCA). The Bipartisan Budget Act of 2015 requires civil monetary penalties, including those for violations of the Anti-Kickback Statute and those imposed under the FCA, to increase by up to 150% by August 1, 2016, and to increase annually thereafter based on updates to the Consumer Price Index.
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

Item 1. Business - (continued)	Table of Contents

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

•
the limited partnerships and limited liability companies function as an extension of the practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

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

•
the limited partnerships, the limited liability companies, our subsidiaries and our affiliates do not loan any funds to or guarantee any debt on behalf of the physician partners with respect to their investment; and

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

Item 1. Business - (continued)	Table of Contents

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
Prohibition on Certain Self-Referrals and Physician Ownership of Healthcare Facilities. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Bipartisan Budget Act of 2015 requires these penalties to increase by up to 150% in 2016, and annually thereafter as described above. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. Through a series of rulemakings, CMS has issued final regulations interpreting the Stark Law. While the regulations help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine how the government will interpret many of these exceptions for enforcement purposes.
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

With respect to our outsourced physician services, we contract with hospitals and other providers of designated health services. Our physician practices also provide services, such as imaging and laboratory services, that constitute designated health services. Thus, we are required to structure our financial relationships involving providers of designated health services in a manner that complies with a Stark Law exception. There are a number of exceptions that may apply to our outsourced physician services, including the exceptions for bona fide employment relationships, indirect compensation arrangements and in-office ancillary services. We attempt to structure our relationships to meet an exception to the Stark Law when required, but the regulations implementing the exceptions are detailed and complex, and we cannot guarantee that every relationship complies fully with the Stark Law.
Several states in which we operate have self-referral statutes similar to the Stark Law. Often these state laws are broad in scope and may apply regardless of the source of payment for care. Little precedent exists for the interpretation or enforcement of these state laws. We believe that physician ownership of surgery centers is not prohibited by these state self-referral statutes.
The Stark Law and similar state statutes are subject to different interpretations. Violations of the Stark Law and any state self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers or physician groups from these programs could result in significant loss of revenues and could have a material adverse effect on us. We can give no assurances that further judicial or agency interpretations of existing laws or further legislative restrictions on physician ownership or investment in, or financial relationships with, healthcare entities will not be issued that could have a material adverse effect on us.

Item 1. Business - (continued)	Table of Contents

The Federal False Claims Act and Similar Federal and State Laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. One of the most prominent of these laws is the federal FCA, which may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The Health Reform Law expanded the scope of the federal FCA to cover payments in connection to the exchanges created under the Health Reform Law, if those payments include any federal funds. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. The Health Reform Law provides that submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, qui tam plaintiffs and the federal government have taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. These penalties will increase by up to 150% by August 1, 2016, and will increase annually thereafter, as described above. The private plaintiff may receive a share of any settlement or judgment. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are complex and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.
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
Healthcare Industry Investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral relationships and billing practices. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight healthcare fraud, waste and abuse, including $30 million for FFY 2016. From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
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

Item 1. Business - (continued)	Table of Contents

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
HIPAA Administrative Simplification Requirements. Pursuant to HIPAA, HHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. HIPAA also requires that each provider use a National Provider Identifier. In addition, CMS requires the use of standard code sets to report certain medical diagnoses and procedures. As of October 1, 2015, the use of the ICD-10 code set is mandatory for all healthcare providers covered by HIPAA. Transitioning to the ICD-10 coding system involved significant administrative changes, including modifying our payment systems and processes. In addition to these upfront transition costs, any difficulty or delays in payors and other providers transitioning to this significantly more detailed code set could disrupt or delay payment due to technical or coding errors or other implementation issues. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in conditions being reclassified with lower levels of reimbursement than assigned under the previous system, however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations.
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

Item 1. Business - (continued)	Table of Contents

Employees

As of December 31, 2015, we and our affiliated entities employed approximately 12,400 persons, approximately 9,000 of whom were full-time employees and 3,400 of whom were part-time employees. Of those employees, we lease the services of approximately 900 full-time employees and 500 part-time employees from entities affiliated with our physician partners. We employ approximately 1,700 corporate employees or other employees performing support functions, primarily based at our headquarters in Nashville, Tennessee and in Sunrise, Florida. In addition, none of these employees are represented by a union. We believe our relationships with our employees to be good.

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

These support services are critical to the success of our physician partners and employed healthcare professionals. We have a support staff that assists in the efforts to obtain accreditation at each of our ASCs. Personnel located at our corporate headquarters primarily provide these services, but we also have regional offices where we have substantial operations. These services allow us to leverage our operational excellence and existing infrastructure to provide services to our clients, employees and physician partners. Our infrastructure has enabled us to integrate newly developed or acquired ASCs or physician group practices while achieving significant economies of scale.

We have invested in and developed management information systems that support our current operations and that management believes will support our projected growth. We purchase hardware and software that has been customized for us, as well as develop our own technology in both our clinical and administrative areas, which we believe may provide a competitive advantage over local, regional and emerging national providers. There are several applications currently in use and under development that provide the foundation for our day-to-day operations, including:

•	Billing services- Billing systems that perform facilities-based revenue cycle management for each of the specialties in which we provide physician services, as well as for many of our ASCs.

•	Enterprise management- Enterprise-wide reporting systems that are used for all essential accounting and finance functions, which include both integrated human resource and payroll functions.

•
Recruitment and business development- A third-party database used by our business development departments and our physician recruitment subsidiary, Tiva Healthcare. This application is primarily used to develop a database of medical professionals that can be targeted in the recruitment process and also to manage other aspects of the recruitment and hiring process.

Item 1. Business - (continued)	Table of Contents

•
Web-based applications- Our web-based comprehensive neonatal clinical electronic health record system, which is used in each of the facilities where we provide NICU and newborn nursery services to gather all pertinent clinical data from our patients to determine outcomes. Our web-based portal providing physician partners with access to financial information, financial and quality benchmarking reports along with best practices from the ambulatory services segment community of centers and peer, physician-to-physician, insights on latest technologies and therapies.

Insurance and Legal Proceedings

From time to time, we may be named a party to other legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that we believe will have a material financial impact on our consolidated financial condition, results of operations or cash flows.
Our ambulatory services segment maintains professional and general liability insurance that, subject to certain deductibles, provides coverage on a claims-made basis of generally $1.0 million per incident and $3.0 million in annual aggregate coverage per surgery center, including the facility and employed staff. In addition, physicians who provide professional services in our surgery centers are generally required to maintain separate malpractice coverage with similar minimum coverage limits. We also maintain insurance for general liability, director and officer liability, business interruption and property damage, as well as an additional umbrella liability insurance policy in the aggregate amount of $25.0 million. Coverage under certain of these policies is contingent upon the policy being in effect when a claim is made regardless of when the events which caused the claim occurred.

Given the nature of the services provided, our physician services segment is subject to professional and general liability claims and related lawsuits in the ordinary course of business. We maintain professional insurance for our physician services segment with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional liability loss risks are being provided by a third-party insurer which is fully reinsured by our wholly-owned captive insurance subsidiary. In addition, our wholly-owned captive insurance subsidiary provides stop loss coverage for the self-insured employee health program for employees of our physician services segment. The assets, liabilities and results of operations of our wholly-owned captive insurance subsidiary are included in our consolidated financial statements. The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims.

Our reserves for professional liability claims are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and provides semi-annual updates to those projections. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically reevaluate our accruals for professional liabilities, and our actual results may vary significantly from our estimates as the key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

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

Seasonality

Historically, the impact of seasonal effects on our revenues and operating results have been dampened due to growth from acquisitions as well as our geographic diversification. Without giving effect to these growth and diversification factors and with the exception of emergency medicine and children's services, our net revenue would fluctuate based on the number of business days in each calendar quarter, because the majority of medical services provided by our anesthesiology, office-based practices and ambulatory surgery centers consist of scheduled procedures and office visits that occur during business hours. Our net revenue would also be impacted by

Item 1. Business - (continued)	Table of Contents

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

Name	Age	Experience
Christopher A. Holden	51	Chief Executive Officer and Director since October 2007; Senior Vice President and a Division President of Triad Hospitals Inc. from May 1999 to July 2007.
Claire M. Gulmi	62
Executive Vice President since February 2006; Chief Financial Officer since September 1994; Director since May 2004; Senior Vice President from March 1997 to February 2006; Secretary since December 1997; Vice President from September 1994 through March 1997.

Robert J. Coward	51
President - Physician Services Division and Chief Development Officer since November 2014; President and Chief Operating Officer of Sheridan Healthcare from January 2010 to July 2014; Chief Financial Officer and Senior Vice President of Operations of Sheridan Healthcare from January 2000 to December 2009.

Phillip A. Clendenin	51
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

Kevin D. Eastridge	50	Senior Vice President of Finance since July 2008; Vice President of Finance from April 1998 to July 2008; Chief Accounting Officer since July 2004; Controller from March 1997 to June 2004.

Item 1A. Risk Factors	Table of Contents

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

Risk Related to Our Overall Business

Our physician services segment operates in a different line of business from our historical operations, and we may face challenges managing our physician services segment as a new business and may not realize anticipated benefits. As a result of the Sheridan acquisition, we are now significantly engaged in the outsourced physician services business, which is a new line of business for us. We may not have the expertise, experience, and resources necessary to successfully operate both our ambulatory services segment and physician services segment. The administration of our physician services segment will require implementation of appropriate operations, management, and financial reporting systems and controls. We may experience difficulties in effectively implementing these and other systems. The management of our physician services segment will require the focused attention of our management team, including a significant commitment of its time and resources. The need for management to focus on these matters could have a material and adverse impact on our revenues and operating results. If our physician services segment operations are less profitable than we currently anticipate or we do not have the experience, the appropriate expertise, or the resources to operate all businesses in the combined company, our results of operations and financial condition may be materially and adversely affected.

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

We are unable to predict the impact of the Health Reform Law. The Health Reform Law represents significant change across the healthcare industry. The Health Reform Law expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms, which we believe has resulted in an increased volume for certain procedures and in patients seeking care from us. The law also contains requirements and incentives that increase coverage, without cost-sharing, of certain preventive services performed at our centers, including screening colonoscopies. However, the impact of the increased volume in patients and procedures or additional coverage of our services by third-party payors could be offset by other provisions of the law. The Health Reform Law provides for reductions in reimbursement under the Medicare program, including an annual payment update, such as the annual productivity adjustment that reduces payments to ASCs and reductions in payments to hospitals, which could indirectly impact our physician services business. Further, ACOs or other coordinated care models may increase competition for patients and negatively impact our centers and medical practices. In addition, the law requires CMS to implement a number of programs and requirements intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. These efforts directly impact hospitals, but may also potentially reduce the level of utilization by, and payments received from, hospitals for our physician services business. We are unable to predict the net effect of the reductions in Medicare spending, potential increases in revenues from a rise in procedure volume and individuals with health insurance, and an increase in other models care delivery and service providers.

Further, the Health Reform Law remains subject to legislative efforts to repeal, modify or delay the law, and a number of court challenges to its constitutionality and interpretation. In addition, while most of the provisions of the Health Reform Law are in effect, certain delays have occurred. For example, the excise tax on high-cost employer-sponsored health insurance plans, commonly known as the “Cadillac Tax”, has been delayed for two years and, therefore, will not take effect until 2020.

Item 1A. Risk Factors - (continued)	Table of Contents

Because of the many variables involved, including the law’s complexity, lack of comprehensive implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, the possibility of amendments, repeal, or further implementation delays, uncertainty regarding how individuals and employers will respond to the choices afforded them by the law, and numerous other provisions in the law that may affect us, we cannot predict the full impact of the Health Reform Law on us at this time.

Treatment methodologies and governmental or commercial health insurance controls designed to reduce the number of surgical procedures may reduce our revenue and profitability. Controls imposed by Medicare and Medicaid, employer-sponsored healthcare plans and commercial health insurance payors designed to reduce surgical volumes, in some instances referred to as “utilization review,” could adversely affect our facilities and medical practices. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees may reduce our revenue and profitability. Additionally, trends in treatment protocols and commercial health insurance plan design, such as plans that shift increased costs and accountability for care to patients, could reduce our surgical volumes in favor of lower intensity and lower cost treatment methodologies, each of which could, in turn, have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected. Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including maintaining our existing relationships with our physician partners at our surgery centers, our physician services segment clients and our employed healthcare professionals; acquiring additional surgery centers and physician practices; winning contracts with new physician services clients; pursuing joint ventures with local and regional health systems; capitalizing on organic growth opportunities in both our ambulatory services segment and physician services segment; and enhancing operational efficiencies. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business strategy. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, regulatory developments, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. If we are unable to execute our strategy, our long-term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all.

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

We may make acquisitions which could divert the attention of management and may not be integrated successfully into our existing business. A portion of our growth has resulted from, and is expected to continue to result from, the acquisition of surgery centers, physician groups and other healthcare providers and businesses. We may continue to pursue acquisitions to increase our presence in existing markets, enter new geographic markets and expand the scope of services we provide. We have evaluated and expect to continue to evaluate possible acquisition targets on an ongoing basis, and such acquisition targets may be of significant size and involve operations in multiple jurisdictions. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses and/or we will obtain all necessary or expected consents from third parties. We cannot assure you that we will be able to integrate successfully the operations of any acquired business into our existing business. In particular, we may experience challenges relating to the retention of physicians and other healthcare professionals of our acquired businesses or the integration of such healthcare professionals. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business and managing the cost of acquisitions could adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors - (continued)	Table of Contents

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our growth strategy, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of any variable rate debt, and prevent us from meeting our obligations under our indebtedness. As of December 31, 2015, our total indebtedness was approximately $2.4 billion, of which approximately $1.0 billion is exposed to variable rates and an additional $325.0 million available for borrowings under our senior secured revolving credit facility which is also subject to a variable rate. Our substantial indebtedness could have adverse consequences, including:

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

Restrictive covenants in our senior secured credit facility and the indentures governing our senior notes may restrict our ability to pursue our business strategies, and failure to comply with any of these restrictions could result in acceleration of our debt. The operating and financial restrictions and covenants in our senior secured credit facility and the indentures governing our senior notes may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to:

•	incur additional indebtedness or issue certain preferred equity;

•	pay dividends on, repurchase or make distributions in respect of our common stock, prepay, redeem, or repurchase certain debt or make other restricted payments;

Item 1A. Risk Factors - (continued)	Table of Contents

•	make certain investments;

•	create certain liens;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends, loan money, or transfer assets to us;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

•	licensure, certification, enrollment in government programs and CON approval, including requirements affecting the operation, establishment and addition of services and facilities;

•	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services;

•	quality of care and data reporting;

•	restrictions on ownership of surgery centers;

•	operating policies and procedures;

•	qualifications, training and supervision of medical and support personnel;

•	fee-splitting and the corporate practice of medicine;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	workplace health and safety;

•	debt collection practices;

•	anti-competitive conduct;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records; and

•	environmental protection.

Item 1A. Risk Factors - (continued)	Table of Contents

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

Our relationships with referral sources and recipients, including healthcare providers, facilities and patients, are subject to the federal Anti-Kickback Statute and similar state laws. The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for, or to induce, referrals or orders for services or items covered by a federal healthcare program. In addition, many of the states in which we operate also have adopted laws, similar to the federal Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. The federal Anti-Kickback Statute and similar state laws are broad in scope and many of their provisions have not been uniformly or definitively interpreted by case law or regulations.  Courts have found a violation of the federal Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or intent to violate the law is not required to establish a violation of the federal Anti-Kickback Statute. Congress and HHS have established narrow safe harbor provisions that outline practices deemed protected from prosecution under the federal Anti-Kickback Statute. While we endeavor to comply with applicable safe harbors, certain of our current arrangements, including the ownership structures of our surgery centers, do not satisfy all of the requirements of a safe harbor. Failure to qualify for a safe harbor does not mean the arrangement necessarily violates the federal Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Violations of the federal Anti-Kickback Statute and similar state laws may result in substantial civil or criminal penalties, exclusion from participation in the Medicare and Medicaid programs and loss of licensure, which could have a material adverse effect on our business.

If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who are minority owners of our surgery centers. A majority of our limited partnership and operating agreements provide that if certain regulations or regulatory interpretations change, we will be obligated to purchase some or all of the noncontrolling interests of our physician partners. The regulatory changes that could trigger such obligations include changes that:

•	make the referral of Medicare and other patients to our surgery centers by physicians affiliated with us illegal;

•	create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies to the affiliated physicians will be illegal; or

•	cause the ownership by the physicians of interests in the limited partnerships or limited liability companies to be illegal.

The cost of repurchasing these noncontrolling interests would be substantial if a triggering event were to result in simultaneous

Item 1A. Risk Factors - (continued)	Table of Contents

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

If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results. We have acquired entities that do not have any publicly traded debt or equity and therefore are not required to conform to the rules and regulations of the SEC, especially as it relates to internal control structure. As such, upon acquisition by us, such entities may not have had in place all the necessary controls as required by the Public Company Accounting Oversight Board. The integration of acquired entities into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. We are required to include our assessment of the effectiveness of the internal controls over financial reporting of entities we acquire in our overall assessment. We plan to complete the evaluation and integration of internal controls over financial reporting and report our assessment within the required time frame. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business and our stock price.

We depend on numerous complex information systems and processes, and any failure to successfully maintain them or implement new systems and processes could materially harm our business. We depend on complex, integrated information systems and procedures for operational, billing and financial information. We may experience unanticipated delays, complications and expenses in implementing, upgrading, integrating and operating our systems, which involve a variety of different processes. Any interruptions in operations during periods of implementation or upgrade would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in delayed cash flow. Additionally, unanticipated complications or disruptions in our systems or processes could delay or adversely affect our ability to report our required financial information in a timely and accurate manner, or we may not have the necessary resources to further enhance our information systems or implement new systems where necessary to handle our volume and changing needs. We also use the development and implementation of sophisticated and specialized technology to improve our profitability. The failure to successfully develop, implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

The transition to the ICD-10 coding system could adversely affect our operations. Health plans and providers, including our surgery centers and professionals, transitioned to the new ICD-10 coding system as of October 1, 2015. This coding system greatly expands the number and detail of billing codes used for third-party claims. Transition to the new ICD-10 system required significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transitioning to ICD-10, it is possible that we could experience disruption or delays in payment due to technical or coding errors, processing and claims submission backlogs or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the extent to which the transition to the more detailed ICD-10 coding system could result in decreased reimbursement, because the use of ICD-10 codes results in conditions being reclassified to payment groupings with lower levels of reimbursement than assigned under the previous system, is unknown at this time.

If we are unable to effectively manage information security risks, or the security measures protecting our information technology systems are breached, we could suffer a loss of confidential data, which may subject us to liability, or a disruption of our operations. We rely on our information systems to securely transmit, store, and manage confidential data. A failure in or breach of our operational or information security systems as a result of cyber-attacks or information security breaches could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs or lead to liability under privacy and security laws, litigation, governmental inquiries, fines and financial losses. Information security risks have generally increased in recent years because of new technologies and the increased activities of perpetrators of cyber-attacks resulting in the theft of protected health information, business and financial information. Outside parties may also attempt to fraudulently induce employees to take actions, such as releasing confidential or sensitive information or making fraudulent payments, through electronic spamming, phishing or other tactics. As a result, we must continue to focus on cyber security and the continued

Item 1A. Risk Factors - (continued)	Table of Contents

development and enhancement of the controls and processes designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access, and we must continue to focus on any security risks in connection with the transition and integration of information systems as we pursue our growth and acquisition strategy. Although we believe that we have appropriate information security procedures and other safeguards in place, there can be no assurance that we will not be subject to a cyber-attack. We continue to prioritize the security of our information technology systems and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from cyber-attack, damage or unauthorized access. As cyber threats continue to evolve due to the proliferation of new technologies and the increased activities by perpetrators of such attacks, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities or breaches.

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
Shortages of products, equipment and medical supplies and quality control issues with such products, equipment and medical supplies could disrupt our operations and adversely affect our operations and profitability. Our operations depend significantly upon our and our clients’ ability to obtain sufficient products, drugs, equipment and medical supplies on a timely basis. If we or our clients are unable to obtain such necessary products, or if we or our clients fail to properly manage existing inventory levels, we may be unable to perform certain surgeries or provide certain medical services, which could adversely affect our operations. In addition, as a result of shortages, we could suffer, among other things, operational disruptions, disruptions in cash flows, increased costs and reductions in profitability. At times, supply shortages have occurred in our industry, and such shortages may be expected to recur from time to time.

Medical supplies and services may be subject to supplier product quality control incidents and recalls. In addition to contributing to materials shortages, product quality can affect patient care and safety. National suppliers in our industry have experienced material quality control incidents in the past, which may occur again in the future for reasons beyond our control, and such incidents can negatively impact case volume, product costs and our reputation. In addition, we may have to incur costs to resolve quality control incidents related to medical supplies and services regardless of whether they were caused by us. Our inability to obtain the necessary amount and quality of products, equipment and medical supplies due to a quality control incident or recall could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Item 1A. Risk Factors - (continued)	Table of Contents

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
If antitrust enforcement authorities conclude that our market share in any particular market is too concentrated, that our or our clients’ commercial payor contract negotiating practices are illegal, or that we otherwise violate antitrust laws, we could be subject to enforcement actions that could have a material adverse effect on our business, prospects, results of operations and financial condition. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we are in compliance in all material respects with federal and state antitrust laws, but courts or regulatory authorities may reach a determination in the future that could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2015 contained intangible assets designated as either goodwill or intangibles totaling approximately $4.0 billion in goodwill and approximately $1.6 billion in intangibles. Additional acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Risks Related to Our Ambulatory Services Business

If payments from third-party payors, including government healthcare programs, decrease or do not increase as our costs increase, the operating margins and profitability of our surgery centers would be adversely affected. Our surgery centers depend on private and governmental third-party sources of payment for the services provided to patients. We derived approximately 26% of our ambulatory services segment revenues in 2015 from U.S. government healthcare programs, primarily Medicare. The amount our surgery centers receive for their services may be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and the cost containment and utilization decisions of third-party payors. Although the Health Reform Law expands coverage of preventive care and the number of individuals with healthcare coverage, the law also provides for reductions to Medicare and Medicaid program spending. It is impossible to predict how the various components of the Health Reform Law, some of which are not currently in effect, will affect our ambulatory services segment and the businesses of our physician partners. Several states are also considering healthcare reform measures. This focus on healthcare reform at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs in the future.

Managed care plans have increased their market share in many areas in which we operate surgery centers, which has resulted in substantial competition among healthcare providers for inclusion in managed care contracting. The trend toward increased consolidation among managed care plans may further limit the ability of healthcare providers to negotiate favorable payment rates. In addition, managed care payors may lower reimbursement rates in response to increased obligations on payors imposed by the Health Reform Law or future reductions in Medicare reimbursement rates. Further, payors may utilize plan structures, such as narrow networks or tiered networks that limit patient provider choices or impose significantly higher cost sharing obligations when care is obtained from providers in a disfavored tier. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future ambulatory services segment revenues, operating margins or profitability.

Our ambulatory services business may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers. Our ambulatory services business depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and

Item 1A. Risk Factors - (continued)	Table of Contents

the strength of our relationship with these physicians. The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors (including Medicare), actions taken by referring physicians, other providers and payors, and other factors impacting their practices. Adverse economic conditions, including high unemployment rates, could cause patients of our physician partners and our ASCs to cancel or delay procedures. Our physician partners that use our ASCs are not required to use our surgery centers and may perform procedures at other facilities. From time to time, we have had and may have future disputes with physicians who use or own interests in our surgery centers. The revenues and profitability of our ambulatory services segment may be adversely affected if a key physician or group of physicians stops using or reduces their use of our surgery centers as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.

If we are unable to increase procedure volume at our existing surgery centers, the operating margins and profitability of our ambulatory services segment could be adversely affected. Our growth strategy for our ambulatory services segment includes increasing our revenues and earnings primarily by increasing the number of procedures performed at our surgery centers. We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, increasing the capacity at our centers, promoting screening programs and increasing patient and physician awareness of our centers. Procedure volume at our centers may be adversely impacted by economic conditions, high unemployment rates, natural disasters and physicians who no longer utilize our centers and other factors that may cause patients to delay or cancel procedures. We can give you no assurances that we will be successful at increasing or maintaining procedure volumes, revenues and operating margins at our centers.

If we are unable to effectively compete for physician partners, managed care contracts, patients and strategic relationships, our ambulatory services segment would be adversely affected. We compete with other healthcare providers, primarily hospitals and other surgery centers, in recruiting physicians to utilize our surgery centers, for patients and in contracting with managed care payors.  In some of the markets in which we operate, there are shortages of physicians in the targeted specialties of our surgery centers.  In several of the markets in which we operate, hospitals are recruiting physicians or groups of physicians to become employed by the hospitals, including primary care physicians and physicians in the targeted specialties of our surgery centers, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. In addition, physicians, hospitals, payors and other providers may form integrated delivery systems or utilize plan structures that restrict the physicians who may treat certain patients or the facilities at which patients may be treated. These restrictions may impact our surgery centers and the medical practices of our physician partners. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

We compete with public and private companies in the development and acquisition of ASCs. Further, many physician groups develop ASCs without a corporate partner. We can give you no assurances that we will be able to compete effectively in any of these areas or that our results of operations will not be adversely impacted.

Our surgery centers may be negatively impacted by weather and other factors beyond our control. The results of operations of our ambulatory services segment may be adversely impacted by adverse weather conditions, including hurricanes and widespread winter storms, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, or force certain of our surgery centers to close temporarily. In certain geographic areas, we have a large concentration of surgery centers that may be simultaneously affected by adverse weather conditions or events. The future financial and operating results of our surgery centers may be adversely affected by weather and other factors that disrupt the operation of our surgery centers.

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

Item 1A. Risk Factors - (continued)	Table of Contents

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

Risks Related to Our Physician Services Business

Our physician services segment bears the risk of changes in patient volume and patient mix. Our physician services segment bears the risk of changes in patient volume and the mix of patients for whom we provide services: uninsured and underinsured patients, patients covered by government healthcare programs and beneficiaries of commercial and employer insurance programs. A substantial decrease in patient volume, an increase in the number of uninsured or underinsured patients or an increase in the number of patients covered by government healthcare programs, as opposed to commercial plans that have higher reimbursement levels, could reduce the profitability of our physician services segment and adversely impact future growth.

Our physician services segment has several significant client relationships that result in concentration of revenue. Although we negotiate and enter into separate contracts with facilities to which we deliver physician services, many facilities are affiliated with one another or owned and operated by the same entity. As a result, although no single contract represents more than 10% of our physician services segment revenue, we have several significant client relationships with groups of affiliated facilities that result in concentration of revenue. The loss or reduction of business from any of our significant client relationships could materially adversely affect the revenues and results of operations of our physician services segment.

Our physician services segment revenue would be adversely affected if our contracts are canceled or not renewed or if we are not able to enter into additional contracts under terms that are acceptable to us. Substantially all of our physician services are provided under contracts with facilities, many of which have a limited duration. Many of our contracts, including contracts with several of our significant client relationships, are terminable upon notice of as little as 30 days. Furthermore, certain of our physician services contracts expire during each fiscal year. Any of those contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing physician services contracts or that any loss of contracts would not have a material adverse effect on the business, financial condition and results of operations of our physician services segment.

Our physician services segment is subject to potential decreases in our reimbursement rates, revenue and profit margin. We provide physician services through fee for service payor arrangements. Under these arrangements, we collect fees directly or through our affiliated physicians or through the entities where the physician services are provided. These arrangements accounted for approximately 90% of our physician services net revenue for the fiscal year ended December 31, 2015. Under these arrangements, we assume the risks related to changes in third party reimbursement rates.

We are dependent on the reimbursements by third-party payors, such as managed care payors and governmental payors, for the physician services we provide. There are significant private and public sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services and we believe that such pressures will continue. Both private insurers and government-sponsored programs have taken and may continue to take steps to control costs, eligibility for and use and delivery of healthcare services. During the past several years, major payors of healthcare, such as federal and state governments, insurance companies and employers, have undertaken initiatives to monitor healthcare costs, increase the cost sharing of individual patients and revise payment methodologies. Federal and state governments have also undertaken legislative and regulatory efforts to contain or reduce reimbursement rates for medical services for insurers and patients. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted or global fee structures or the assumption by healthcare providers of all or a portion of the financial risk through shared risk, capitation and care management arrangements, often in exchange for exclusive or preferred participation in their benefit plans. We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our physician services. Further, the ability of commercial payors to control healthcare costs may be enhanced by the increasing consolidation of insurance and managed care companies, which may reduce our ability to negotiate favorable contracts with such payors. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise, and to the extent

Item 1A. Risk Factors - (continued)	Table of Contents

we are not able to do so, such reductions in reimbursements could materially adversely affect our revenues, financial condition and results of operations.

Failure to timely or accurately bill for services could have a negative impact on our physician services segment net revenue, bad debt expense and cash flow. Billing for physician-related services is complex. The current practice of providing medical services in advance of payment or, in many cases, prior to assessment of ability to pay for such services, may have significant negative impact on our physician services segment net revenue, bad debt expense and cash flow. We bill numerous and varied payors, such as self-pay patients, managed care payors and Medicare and Medicaid. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our physician services segment billing include:

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

To the extent that the complexity associated with billing for our physician services segment causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debt expense.

Laws and regulations that regulate payments for medical services made by government healthcare programs could cause our physician services segment revenues to decrease. We derive a significant portion of our physician services segment net fee-for-service revenue from payments made to us by government healthcare programs such as Medicare and Medicaid. During the year ended December 31, 2015, Medicare and Medicaid represented approximately 13% and 5%, respectively, of our physician services segment net revenue. Further, the reimbursement rates of the Medicare program are increasingly used by certain private payors as benchmarks to establish their reimbursement rates and any adjustment in Medicare reimbursement rates may impact our reimbursement rates from such private payors as well. Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which could materially increase or decrease payments we receive from these government programs for our physician services in the future. Any change in reimbursement policies, practices, interpretations, regulations or legislation that places limitations on reimbursement amounts or practices could significantly affect hospitals, and consequently affect our operations unless we are able to renegotiate satisfactory contractual arrangements with our hospital clients. Reductions in amounts paid by government programs for physician services or changes in methods or regulations governing payment could cause our physician services segment revenues and profits to decline.

Physician services are reimbursed under the MPFS, which is updated annually. The CHIP Reauthorization Act of 2015 (MACRA) changed the method for updating the MPFS, effectively eliminating a scheduled payment reduction. The law provides for a 0.5% update to the MPFS for each calendar year through 2019.

Other changes to the Medicare program intended to implement Medicare’s new “pay for performance” initiatives may require us to make investments to receive maximum Medicare reimbursement for our physician services segment. These initiatives include the Medicare Physician Quality Reporting System which provides additional Medicare compensation to physicians who implement and report certain quality measures. MACRA requires the establishment of the Merit-Based Incentive Payment System beginning in 2019, under which physicians will receive payment incentives or reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records.

In addition, we cannot assure you that federal, state and local governments will not impose reductions in fee schedules or mandate global fees or rate regulations applicable to our physician services segment in the future. Many states are continuing to collect less revenue than they did in prior years, and as a result may face ongoing budget shortfalls and underfunded pension and other liabilities. Deteriorating financial conditions in the states where we operate could lead to reduced or delayed funding for Medicaid programs, and we may experience reduced or delayed reimbursement for physician services provided. Any such reductions could have a material adverse effect on the business, financial condition or results of operations.

Item 1A. Risk Factors - (continued)	Table of Contents

If we are unable to timely enroll our physician services segment providers in the Medicare and Medicaid programs, the collections and revenue of our physician services segment will be harmed. We are required to enroll our physician services segment providers who are not otherwise already enrolled with Medicare and Medicaid in order to bill these programs for the physician services they provide. With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our physician services segment net revenue and have a material adverse effect on the business, financial condition or results of operations of our physician services segment.

In addition, the Health Reform Law added additional enrollment requirements for Medicare and Medicaid. Those statutory requirements have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges.

We have partnerships with certain healthcare providers, including risk-based partnerships under the Health Reform Law. If this strategy is not successful, our physician services segment business could be adversely affected. We have strategic business partnerships with hospital systems to take advantage of commercial opportunities in our facility-based physician services business. However, joint venture and strategic partnership models may expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership may be only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners. In addition, under certain joint venture or strategic partnership arrangements, the hospital system partner has the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, could lead to the loss of our associated revenue and profits which might not be offset fully by the immediate proceeds of the sale of our stake. Additionally, under certain joint venture partnership arrangements, the hospital system partner has the right of first refusal should we desire to acquire an unrelated provider who derives 40% or more of their revenues from services provided to that hospital system or its affiliates. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the Anti-Kickback Statute if one purpose of the arrangement is to encourage referrals.

In addition, we may take advantage of various opportunities afforded by the Health Reform Law to enter into risk-based partnerships designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both in the hospital and after discharge. Advancing such initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas would ultimately be successful. In addition, if we succeed in our efforts to enter into these risk-based partnerships but fail to deliver quality care at a cost consistent with our expectations, we may be subject to significant financial penalties depending on the program, and an unsuccessful implementation of such initiatives could materially and adversely affect the business, financial condition or results of operations of our physician services segment.

The high level of competition in our segments of the market for medical services could adversely affect our contract and revenue base for our physician services segment. The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new facility contracts, retain existing contracts and increase or maintain profit margins. We compete with national and regional enterprises, some of which may have greater financial and other resources available, greater access to physicians or greater access to potential clients. We also compete against local physician groups and self-operated facility-based physician services departments that also provide staffing and scheduling services. Many of these competitors provide healthcare services that are similar in scope to the services we provide. Moreover, in certain regions, some of our competitors have already established a significant network of physician groups and it may be more difficult for us to compete in such areas.

Our physician services segment may not be able to successfully recruit and retain physicians, nurses and other clinical providers with the qualifications and attributes desired by us and our clients. Our ability to recruit and retain qualified physicians and other healthcare professionals to work in our physician services segment is critical for delivery of clinical services under our contracts. Our clients increasingly demand a greater degree of specialized skills and higher training and experience levels for the healthcare professionals providing services under their contracts with us. Moreover, because of the scope of the geographic diversity of our physician services segment operations, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum

Item 1A. Risk Factors - (continued)	Table of Contents

of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals due to limits on compensation, facility and equipment availability, reduced back-up staffing by other specialists, local cost of living and lifestyle preferences. In some instances, we may not be able to recruit physicians and healthcare professionals quickly enough to permanently staff all openings. Further, we compete with other providers of physician services for such qualified physicians and other healthcare professionals and must offer competitive wages and benefits. The anticipated expansion of new patients covered by health insurance resulting from implementation of the Health Reform Law may further constrain the markets for qualified physicians to staff our physician services segment operations. If we raise wages in response to wages increases of our competitors and are unable to negotiate for increased fees from our clients, such increases may adversely affect the business, financial condition and results of operations of our physician services segment. In addition, our ability to recruit physicians is closely regulated and limitations imposed by various federal and state statutes may create additional challenges in recruiting and retaining physicians. The physician population of each of our specialties is subject to unique supply and demand dynamics, including the demographics of the physician population and graduation rates for residency and fellowship programs. Our future success in retaining and winning new physician services contracts depends in part on our ability to recruit and retain physicians and other healthcare professionals to maintain and expand our physician services segment operations.

We may not accurately assess the costs we will incur under new contracts. Our new physician services contracts with hospitals and other health care facilities and health systems increasingly involve a competitive bidding process. As a result, it is critical for us to accurately assess the costs to be incurred in providing physician services in order to price new contracts accurately so that we may realize adequate profit margins and otherwise meet financial and strategic objectives. Increasing pressures from third-party payors to restrict or reduce reimbursement rates as well as pressures from healthcare facilities to eliminate or reduce contractual subsidies and income guarantees at a time when the costs of providing medical services continue to increase make assessing the costs associated with new contracts, as well as maintenance of existing contracts, more difficult. In addition, servicing new physician services contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate adequate profit margins could adversely affect the business, financial condition and results of operations of our physician services segment.

The margins in our physician services segment business may be negatively impacted by cross-selling to existing clients or selling bundled services to new clients. One of our growth strategies for our physician services business involves the continuation and expansion of our efforts to sell complementary physician services across our multi-specialty practice and related management services businesses. There can be no assurance that we will be successful in our cross-selling efforts. As part of our cross-selling efforts, we may need to offer a bundled package of physician services at a lower price point in general than individual services and such efforts may result in downward price pressure on our services. Such price pressure may have a negative impact on our operating margins. In addition, if a complementary service offered as part of a bundled package underperforms as compared to the other physician services included in such package, we could face reputational harm which could negatively impact our relationships with our clients and ultimately our results of operations.

Some jurisdictions preclude us from employing non-compete agreements with our physicians, and other non-compete agreements and restrictive covenants applicable to our physicians and other clinical employees may not be enforceable. Our physician services segment has contracts with physicians and other health professionals in many states. Some of our physician services contracts, as well as many of our physician services contracts with hospitals, include provisions preventing these physicians and other health professionals from competing with us both during and after the term of our contract with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some jurisdictions prohibit us from using non-compete covenants with our professional staff. Other states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other healthcare professionals. There can be no assurance that our non-compete agreements related to affiliated physicians and other health professionals will be found enforceable if challenged in certain states. In such event, we would be unable to prevent former affiliated physicians and other health professionals from competing with us, potentially resulting in the loss of some of our hospital contracts and other business. Additionally, certain facilities have the right to employ or engage our providers after the termination or expiration of our contract with those facilities and cause us not to enforce our non-compete provisions related to those providers.

Unfavorable changes in regulatory, economic and other conditions could occur in the states where our operations are concentrated. During the year ended December 31, 2015, Florida, New Jersey, California and Arizona accounted for approximately 85% of our physician services segment net revenue. This concentration increases the risk that, should our physician services segment programs in these states be adversely affected by changes in law or regulatory, economic and other conditions, our physician services segment revenue and profitability could materially decline. Furthermore, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration.

Item 1A. Risk Factors - (continued)	Table of Contents

Our physician services business could be subject to professional liability lawsuits, some of which we may not be fully insured against or reserved for. Physicians, hospitals and other participants in the healthcare industry are subject to lawsuits alleging medical malpractice and related legal theories. Many of these lawsuits involve large claims and substantial defense costs. We maintain professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional liability loss risks are being provided by a third-party insurer which is fully reinsured by our wholly-owned captive. In addition, our wholly-owned captive provides stop loss coverage for our self-insured employee health program related to our physician services segment. The assets, liabilities and results of operations of our wholly-owned captive insurance company subsidiary are included in our consolidated financial statements. The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third party insurers for certain of our owned practices and employed physicians.

Our reserves for professional liability claims are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. We periodically reevaluate our reserves for professional liabilities, and our actual results may vary significantly from our estimates as the key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop. While we monitor claims closely when we estimate reserves, the complexity of claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our combined consolidated financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in the net income of our physician services segment in the period in which the deficiency is determined.

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

Insurance regulators and other regulatory agencies regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and could materially and adversely affect our business, results of operations or financial condition. The use of captive insurance companies in particular has come under scrutiny by insurance regulators in the United States. Any regulatory action that prohibits or limits our use of or materially increases our cost of using our captive reinsurance company, either retroactively or prospectively, could have a material adverse effect on the financial condition or results of operations of our physician services segment.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive offices, which also house our ambulatory services segment's operations, are located in Nashville, Tennessee and contain approximately 110,000 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring in February 2030. Our physician services segment operates from offices located in Sunrise, Florida and contains an aggregate of approximately 130,000 square feet of office space, which we lease from a third-party pursuant to an agreement in which the initial term expires in February 2024. We also lease office space for our regional offices in Tempe, Arizona; Miami, Florida; Conshohocken, Pennsylvania; Nashville, Tennessee and Dallas, Texas which include offices for both our regional operations and our central billing services. Our affiliated limited partnerships and limited liability companies lease space for their surgery centers ranging from 1,000 to 25,000 square feet, with expected remaining lease terms ranging from 1 to 20 years.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our physician services operations. We took possession of the space in the fourth quarter of 2015 to begin tenant improvements on approximately 167,000 square feet of space, which we intend to occupy during the third quarter of 2016. In addition, we plan to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which we will occupy during the fourth quarter of 2016. Annual rent expense is expected to be approximately $2.9 million. The initial term of this lease agreement expires in February 2029.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “AMSG” on the Nasdaq Global Select Market.  The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2014 and 2015, as reported on the Nasdaq Global Select Market:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2014:
High	$47.75	$52.81	$54.48	$55.65
Low	$40.05	$40.00	$45.19	$47.68
2015:
High	$65.03	$72.85	$87.42	$87.29
Low	$52.42	$60.43	$54.11	$58.37

At February 17, 2016, there were approximately 41,320 holders of our common stock, including approximately 260 shareholders of record.  We have never declared or paid a cash dividend on our common stock.  We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future.  The declaration of dividends is within the discretion of our Board of Directors, subject to certain covenants which limit, but may not restrict, our ability to pay dividends.

Item 6. Selected Financial Data	Table of Contents

The following tables summarize selected financial data and should be read in conjunction with our related consolidated financial statements and notes thereto. The 2015 columns in the tables below include results of operations for Sheridan Healthcare (Sheridan) and its consolidated subsidiaries for the entire year while the 2014 columns in the tables below include only include the results of operations for Sheridan and its consolidated subsidiaries effective July 16, 2014. Certain prior year amounts below have been reclassified to reflect the impact of discontinued operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share and operating data)
Consolidated Statement of Earnings Data:
Net revenue (1)	$2,566,884	$1,621,949	$1,057,196	$899,245	$748,447
Operating expenses	2,002,225	1,238,034	729,912	627,268	517,903
Net gain on deconsolidations (2)	36,694	3,411	2,237	—	—
Equity in earnings of unconsolidated affiliates	16,152	7,038	3,151	1,564	613
Operating income	617,505	394,364	332,672	273,541	231,157
Interest expense, net	121,586	83,285	29,525	16,950	15,311
Debt extinguishment costs	—	16,887	—	—	—
Earnings from continuing operations before income taxes	495,919	294,192	303,147	256,591	215,846
Income tax expense	113,790	48,103	48,654	40,893	33,457
Net earnings from continuing operations	382,129	246,089	254,493	215,698	182,389
Net earnings (loss) from discontinued operations	(1,013)	(1,296)	7,051	7,945	7,725
Net earnings	381,116	244,793	261,544	223,643	190,114
Less net earnings attributable to noncontrolling interests	218,169	191,092	188,841	161,080	140,117
Net earnings attributable to AmSurg Corp. shareholders	162,947	53,701	72,703	62,563	49,997
Preferred stock dividends	(9,056)	(4,503)	—	—	—
Net earnings attributable to AmSurg Corp. common shareholders	$153,891	$49,198	$72,703	$62,563	$49,997

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of tax	$154,892	$50,777	$71,009	$60,037	$47,760
Earnings (loss) from discontinued operations, net of tax	(1,001)	(1,579)	1,694	2,526	2,237
Net earnings attributable to AmSurg Corp. common shareholders	$153,891	$49,198	$72,703	$62,563	$49,997
Basic earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$3.22	$1.29	$2.27	$1.95	$1.57
Net earnings	$3.20	$1.25	$2.32	$2.03	$1.64
Diluted earnings per share attributable to AmSurg Corp. common shareholders (3):
Net earnings from continuing operations	$3.18	$1.28	$2.22	$1.90	$1.53
Net earnings	$3.16	$1.24	$2.28	$1.98	$1.60
Weighted average number of shares and share equivalents outstanding:
Basic	48,058	39,311	31,338	30,773	30,452
Diluted (3)	51,612	39,625	31,954	31,608	31,211

Item 6. Selected Financial Data - (continued)	Table of Contents

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except operating data)
Consolidated Balance Sheet and Cash Flow Data:
Cash and cash equivalents	$106,660	$208,079	$50,840	$46,398	$40,718
Working capital (4)	149,481	278,140	121,155	107,768	109,561
Total assets	6,546,482	5,501,062	2,177,944	2,044,586	1,573,018
Long-term debt and other long-term liabilities	2,501,313	2,321,629	608,801	646,677	476,094
Non-redeemable and redeemable noncontrolling interests (5)	647,016	602,783	539,056	486,360	302,858
AmSurg Corp. shareholders’ equity	2,293,463	1,679,547	764,197	689,488	616,245
Cash flows provided by operating activities	537,959	412,371	332,824	295,652	243,423
Cash flows used in investing activities	(1,016,825)	(2,225,135)	(98,738)	(298,943)	(254,367)
Cash flows provided by (used in) financing activities	377,447	1,970,003	(229,644)	8,971	17,515
Other Ambulatory Services Operating Data:
Continuing centers at end of year	257	246	236	231	215
Procedures performed during year	1,729,262	1,645,350	1,609,761	1,478,888	1,321,618
Same center revenues increase (consolidated)	6.0%	0.7%	0.6%	2.5%	0.7%

(1)
Comparability of revenue is impacted by the acquisition of Sheridan on July 16, 2014 and other acquisitions. See Note 4 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K for the impact of acquisitions on net revenue.

(2)
The net gain on deconsolidations is driven by the number of entities in which we sold or contributed a portion of our equity interests into new unconsolidated investments. See Note 5 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	See Note 15 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K for a reconciliation of amounts used in diluted earnings per share.

(4)
Working capital has been impacted at December 31, 2015 and 2014 by the adoption of Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) 2015-17 “Balance Sheet Classification of Deferred Taxes,” which required all deferred tax assets and liabilities to be classified as non-current. See Note 1 to the "Consolidated Financial Statements", included in Item 8 of this Form 10-K.

(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

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

Executive Overview

We are one of the largest owners and operators of ASCs in the United States based upon total number of facilities, and are a leading provider of outsourced physician services. Through our ambulatory services segment, we acquire, develop and operate ambulatory surgery centers (ASCs, surgery centers, or centers) in partnership with physicians. Through our physician services segment, we provide outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine.

Our operations consist primarily of two major segments, ambulatory services and physician services.

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At December 31, 2015, we operated 257 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships.

Physician Services Overview

At December 31, 2015, we delivered physician services, primarily in the areas of anesthesiology, radiology, children’s services and emergency medical services, to more than 450 healthcare facilities in 29 states, with a significant presence in Florida, New Jersey, Arizona and California. At December 31, 2015, we employed more than 3,800 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established to supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology.

Operating Environment

Our ASCs and physician practices depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the year ended December 31, 2015, we derived approximately 26% and 18%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

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

Reconciliation Act of 2010 (together, the Health Reform Law), provide for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2013, ASC reimbursement rates increased by 0.6%, which positively impacted our 2013 ambulatory services revenues by approximately $2.5 million and our net earnings per diluted share by $0.02. In 2014, ASC reimbursement rates increased by 1.2%, which positively impacted our 2014 ambulatory services revenues by approximately $6.5 million and our net earnings per diluted share by $0.05. In 2015, ASC reimbursement rates increased by 1.9%, which positively impacted our 2015 ambulatory services revenues by approximately $9.0 million and our net earnings per diluted share by $0.10. Centers for Medicare and Medicaid Services (CMS) has announced that ASC reimbursement rates will increase by 0.3% for 2016, which we estimate will not have a significant impact our 2016 ambulatory services revenues. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician services are paid under the Medicare program based upon the Medicare Physician Fee Schedule (MPFS), under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the aggregated amount was multiplied by a conversion factor calculated by the sustainable growth rate (SGR) to arrive at the payment amount for each service. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0.5% payment update for each calendar year through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (MIPS) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, including payments to physicians for the meaningful use of electronic health records. MACRA also requires CMS beginning in 2019 to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (Medicaid-Medicare Parity). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. Legislation was passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. Accordingly, our 2015 Medicaid program revenues were reduced by approximately $3.2 million compared to a full fiscal 2014. We do not expect further reduction in reimbursement rates in 2016 in those states which previously extended Medicaid-Medicare Parity.

The Budget Control Act of 2011 (BCA) requires automatic spending reductions of $1.2 trillion for federal fiscal years (FFY) 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The percentage reduction for Medicare may not be more than 2% for a FFY, with a uniform percentage reduction across all Medicare programs. These BCA-mandated spending cuts are commonly referred to as “sequestration.” Sequestration began on March 1, 2013, and CMS imposed a 2% reduction on Medicare claims as of April 1, 2013. These reductions have been extended through FFY 2025. We cannot predict with certainty what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our business.

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

We believe health insurance market reforms that expand insurance coverage have resulted in an increased volume of certain procedures at our centers. Most of the provisions of the Health Reform Law that are reducing the number of uninsured individuals are in effect. Including, as of January 1, 2016, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines. Because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, amendments, repeal, or further implementation delays, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect us. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on us at this time.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Consolidated Financial Statements.

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

Principles of Consolidation

Ambulatory Services

The consolidated financial statements include our accounts, our subsidiaries' accounts, and the accounts of the consolidated limited liability companies (LLCs) and limited partnerships (LPs). Consolidation of such LLCs and LPs is necessary as our wholly-owned subsidiaries have primarily 51% or more of the financial interest, are generally the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LLCs and LPs, and have control of the entities. The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances are eliminated. We also have an ownership interest of less than 51% in 23 of our LLCs and LPs, 2 of which we consolidate as we have substantive participation rights and 21 of which we do not consolidate as our rights are limited to protective rights only.

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

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of our partnership and operating agreements to purchase the noncontrolling interests related to a majority of our partnerships. We believe that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2015, and the occurrence of such regulatory changes is outside of our control. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

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

Physician Services

Our consolidated financial statements include the accounts of Sheridan and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which Sheridan currently has management arrangements. Sheridan's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by us, except in the case of gross negligence, fraud or bankruptcy by us. The professional corporation structure is primarily used in states which prohibit the corporate practice of medicine. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at our sole discretion. The nominee shareholder is generally a medical doctor who is generally one of our senior corporate employees. We have a contractual right to transfer the ownership of the PCs at any time to any person we designate as the nominee shareholder. We have the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. We have exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs which is consistent with the operation of our wholly-owned affiliates. Based on the provisions of these agreements, we have determined that the PCs are variable interest entities and that we are the primary beneficiary as defined in the Financial Accounting Standards Board's Accounting Standards Codification 810 “Consolidations.”

In both our ambulatory services segment and physician services segment, the investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method. These investments are included as investments in unconsolidated affiliates in our consolidated balance sheets. Our share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in our consolidated statement of earnings. We monitor each investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and record a reduction in carrying value when necessary.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the years ended December 31, 2015, 2014 and 2013, we derived approximately 26%, 25% and 25%, respectively, of our ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.  Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Physician Services

Physician services revenue primarily consists of fee for service revenue and contract revenue and is derived principally from the provision of physician services to patients of the healthcare facilities we serve. Contract revenue represents income earned from our hospital customers to supplement payments from third-party payors.

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

We derived approximately 18% of our physician services segment net revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs during the year ended December 31, 2015. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Allowance for Contractual Adjustments, Provision for Uncollectibles and Bad Debt Expense

We manage accounts receivable by regularly reviewing our accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Assessment of actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. We routinely test our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, for each facility or contract, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by us to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. We may also supplement our allowance for doubtful accounts policy for our physician services division using a hindsight calculation that utilizes write-off data for all payor classes during the previous periods to estimate the allowance for doubtful accounts at a point in time. Material changes in estimate may result from unforeseen write-offs of patient or third party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by us. Significant changes in payor mix, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our results of operations and cash flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Due to the nature of our ambulatory services segment operations, we are required to separate the presentation of the bad debt expense on the consolidated statement of earnings. We record the portion of our bad debts associated with our physician services segment as a component of net revenue in our consolidated statement of earnings, and the remaining portion, which is associated with our ambulatory services segment, is recorded as a component of other operating expenses in our consolidated statement of earnings. The bifurcation is a result of our ability to assess the ultimate collection of the patient service revenue associated with our ambulatory services segment before services are provided. Our ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors. Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

While we believe that our allowances for contractual adjustments, provision for uncollectibles and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2015, 2014 and 2013, we had no significant adjustments to our allowances for contractual adjustments, provisions for uncollectibles and bad debt expense related to prior periods. At December 31, 2015 and 2014, our allowances for doubtful accounts was $167.4 million and $113.4 million, respectively and the increase is primarily a result of operations from acquisitions completed during the year ended December 31, 2015.

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

Intangible Assets

Goodwill is evaluated annually for impairment during our fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (DCF) analysis. The cash flows are projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. The cash flows projected are then used as the basis for projecting cash flows for the remaining years in our model. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing our own assumptions. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within the reporting unit. The variables within the discount rate, many of which are outside of our control, provide our best estimate of all assumptions applied within the model.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

As of December 31, 2015, the ambulatory services segment and the physician services segment each had approximately $2.0 billion of goodwill. Each segment represents a reporting unit that was evaluated during our annual impairment test as required as of October 1, 2015. Our analysis determined that it is not necessary to recognize impairment in our indefinite lived intangibles as the fair value of our reporting units are substantially in excess of their carrying value. To perform this evaluation, we obtain valuations at the reporting unit level prepared by third party valuation specialists which utilize a combination of the income, market and cost approaches to determine an estimated fair value.

In order for the estimated fair values to decrease below the carrying values for all of our reporting units, we would need to experience a significant decrease in future profitability projections coupled with a significant increase in the weighted average cost of capital, both of which we believe is unlikely to occur during the year ended December 31, 2016.

We test our finite-lived intangibles, other than goodwill, for impairment whenever events or circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Our policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value. To determine whether it is more likely than not that the carrying amount may not be recoverable, we assessed various factors including, but not limited to, our financial performance, any contemplated strategic changes to our lines of business, or any changes to the macroeconomic environment in which we operate. During the year ended December 31, 2015, there were no events or circumstances that indicated a potential impairment in our finite-lived intangibles.

We evaluate our indefinite lived intangibles, which consist primarily of the Sheridan trade name, for impairment at least on an annual basis. Impairment of the carrying value will also be evaluated more frequently if certain indicators are encountered. Indefinite lived intangibles are required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including indefinite lived intangibles. If the fair value of a reporting unit exceeds its carrying amount, the indefinite lived intangibles of the reporting unit are not considered to be impaired. During the year ended December 31, 2015, there were no events or circumstances that indicated a potential impairment in our indefinite lived intangibles.

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

Our reserves for professional liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis. We refer to these actuarial estimates as part of our process by which we determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically reevaluate our accruals for professional liabilities, and our actual results may vary significantly from our estimates if future claims differ from expected trends. The key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Results of Operations

Our consolidated statements of earnings include the results of both our ambulatory services segment and our physician services segment. Our consolidated revenues consist of both facility fees charged for surgical procedures performed in our ASCs and fee for service revenue, contract revenue and other revenue derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own a controlling interest, primarily 51%, in our centers, and our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the surgery centers. The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center. We generally own 100% of the entities included in our physician services segment with the exception of our affiliated professional corporations which we consolidate as they are variable interest entities and we are the primary beneficiary. On a consolidated basis, our share of the profits and losses of non-consolidated entities is reported in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

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

Our physician services revenues consist of fee for service revenue, contract revenue and other revenue. Fee for service revenue is primarily generated through the provision of anesthesiology, radiology, children's services and emergency medical services at the facilities we serve. Contract revenue reflects payments received or receivable directly from certain of the facilities where we provide medical services to supplement payments from third-party payors. We also earn other revenue for certain ancillary services performed.

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

The effective tax rate on pre-tax earnings as presented is approximately 23% for the year ended December 31, 2015. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

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

Consolidated Operations

The following table shows certain statement of earnings items expressed as a percentage of revenues for the years ended December 31, 2015, 2014 and 2013. The operating results of Sheridan are included in our operating results effective July 16, 2014.

	2015	2014	2013
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	51.2	42.8	31.0
Supply cost	7.2	10.1	14.5
Other operating expenses	15.5	17.6	20.5
Transaction costs	0.3	2.1	—
Depreciation and amortization	3.8	3.7	3.1
Total operating expenses	78.0	76.3	69.0
Net gain on deconsolidations	1.4	0.2	0.2
Equity in earnings of unconsolidated affiliates	0.6	0.4	0.3
Operating income	24.1	24.3	31.5
Interest expense	4.7	5.1	2.8
Debt extinguishment costs	—	1.0	—
Earnings from continuing operations before income taxes	19.3	18.1	28.7
Income tax expense	4.4	3.0	4.6
Net earnings from continuing operations	14.9	15.2	24.1
Net earnings (loss) from discontinued operations	—	(0.1)	0.7
Net earnings	14.8	15.1	24.7
Net earnings attributable to noncontrolling interests	8.5	11.8	17.9
Net earnings attributable to AmSurg Corp. shareholders	6.3%	3.3%	6.9%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We experienced significant changes in our consolidated operations primarily due to the following factors:

•
our operating results for the year ended December 31, 2015 include the operating results of Sheridan for a full fiscal year. Our prior year results only include Sheridan from July 16 through December 31, 2014;

•	we incurred additional interest expense associated with the debt financing consummated in July of 2014 to complete the acquisition of Sheridan;

•	we completed acquisitions in both our ambulatory services and physician services segments; and

•	we experienced a positive increase in our same center and same contract organic growth during the current year.

Net revenue increased $944.9 million, or 58.3%, to $2.6 billion in 2015 from $1.6 billion in 2014. Our consolidated net revenue was impacted during 2015 primarily due to the following:

•	an increase of $824.8 million associated with the acquisition of Sheridan and subsequent acquisitions in our physician services segment; and

•	an increase of $120.1 million associated with our ambulatory services segment.

Operating income increased $223.1 million, or 56.6%, to $617.5 million during the year ended December 31, 2015, from $394.4 million in 2014. Our operating income was impacted during the year ended December 31, 2015 primarily due to the following:

•	an increase of $100.1 million associated with the acquisition of Sheridan and subsequent acquisitions in our physician services segment; and

•	an increase of $123.1 million associated with results from our ambulatory services segment which includes a $39.8 million increase in the net gain on deconsolidations.

Net interest expense increased to $121.6 million in the year ended December 31, 2015 from $83.3 million in 2014, primarily due to having the full year impact of the increased indebtedness which resulted due to the financings consummated during 2014 to complete the acquisition of Sheridan. In addition, during 2014 we recorded $12.8 million in interest expense in the accompanying statements of earnings related to fees paid to obtain a commitment for bridge financing in order to effect the Sheridan transaction. During 2014, we were able to obtain permanent financing and therefore expensed the commitment fee. See “- Liquidity and Capital Resources.” for additional information.

On July 3, 2014, we redeemed our senior secured notes due 2020 (the Senior Secured Notes) and terminated our obligation under our revolving credit facility utilizing proceeds received from our common and preferred stock offerings. As a result, we recognized debt extinguishment costs of $16.9 million, which included an early termination fee of approximately $12.4 million to the holders of the Senior Secured Notes and the write-off of net deferred loan costs of approximately $4.5 million primarily related to the existing revolving credit facility.

We recognized income tax expense of $113.8 million for the year ended December 31, 2015, compared to $48.1 million in the year ended December 31, 2014. Our increase in tax expense for the year ended December 31, 2015 is due to having a full twelve months of operating activity from our physician services segment as compared to approximately six months in the prior year and due to the reduction in transaction cost in the current year, which were higher in the prior year due the acquisition of Sheridan. Our effective tax rate during the year ended December 31, 2015 was approximately 23% of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. For the year ended December 31, 2015, our adjusted effective tax rate was approximately 41%.

Noncontrolling interests in net earnings for the year ended December 31, 2015 increased $27.1 million from the year ended December 31, 2014, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. Due to the inclusion of Sheridan's revenue in the years ended December 31, 2015 and 2014, noncontrolling interests in earnings as a percentage of revenues decreased to 8.5% during 2015 from 11.8% during 2014.

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

Net revenue increased $564.8 million, or 53.4%, to $1.622 billion in 2014 from $1.057 billion in 2013. Our consolidated net revenue was impacted during 2014 primarily due to the following:

•	an increase of $512.0 million associated with the acquisition of Sheridan on July 16, 2014; and

•	an increase of $52.7 million associated with our ambulatory services segment.

Operating income increased $61.7 million, or 18.5%, to $394.4 million during the year ended December 31, 2014, from $332.7 million in 2013. Our operating income was impacted during the year ended December 31, 2014 primarily due to the following:

•	an increase of $76.7 million associated with the acquisition of Sheridan on July 16, 2014; and

•	a decrease of operating income due to transaction costs primarily associated with the acquisition of Sheridan of $33.9 million for the year ended December 31, 2014.

Interest expense increased to $83.3 million in the year ended December 31, 2014 from $29.5 million in 2013, primarily due to increased indebtedness as a result of the financings associated with the acquisition of Sheridan during the year ended December 31, 2014.

On July 3, 2014, we redeemed our Senior Secured Notes and terminated our obligation under our existing revolving credit facility utilizing proceeds received from our common and preferred stock offerings. As a result, we recognized debt extinguishment costs of $16.9 million, which included an early termination fee of approximately $12.4 million to the holders of the Senior Secured Notes and the write-off of net deferred loan costs of approximately $4.5 million primarily related to the existing revolving credit facility.

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

Noncontrolling interests in net earnings for the year ended December 31, 2014 increased $2.3 million from the year ended December 31, 2013, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. All of the results of operations related to noncontrolling interests relate to our ownership of ambulatory services. Due to the inclusion of Sheridan's revenue in 2014, noncontrolling interests in earnings of surgery centers as a percentage of revenues decreased to 11.8% in the year ended December 31, 2014 from 17.9% in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Ambulatory Services Operations

The following table presents the number of procedures performed at our continuing centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2015, 2014 and 2013. An ASC is deemed to be under development when a LLC or LP has been formed with the physician partners to develop the ASC.

	2015	2014	2013
Procedures	1,729,262	1,645,350	1,609,761
Centers in operation, end of period (consolidated)	236	237	233
Centers in operation, end of period (unconsolidated)	21	9	3
Average number of continuing centers in operation, during period	238	233	230
New centers added, during period	11	10	6
Centers discontinued, during period	—	6	3
Centers under development, end of period	1	2	—
Centers under letter of intent, end of period	5	5	5
Average revenue per consolidated center (in thousands)	$5,174	$4,755	$4,594
Same center revenues increase (consolidated)	6.0%	0.7%	0.6%
Surgical hospitals in operation at end of period (unconsolidated)	1	—	—

Of the continuing centers in operation at December 31, 2015, 151 centers performed gastrointestinal endoscopy procedures, 58 centers performed procedures in multiple specialties, 39 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures. In addition, during the year ended December 31, 2015, we acquired a non-controlling interest in a surgical hospital. The results of operations of the surgical hospital are included in our consolidated statement of earnings as a component of equity in earnings of unconsolidated affiliates.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2015 same-center group, comprising 221 centers and constituting approximately 94% of our total number of consolidated centers, increased by 6.0% during the year ended December 31, 2015 compared to 2014.

The following table presents selected statement of earnings data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	December 31,
	2015		2014		2013
Net revenue	$1,230,050	100.0%	$1,109,935	100.0%	$1,057,196	100.0%
Operating expenses:
Salaries and benefits	372,149	30.3	341,906	30.8	327,585	31.0
Supply cost	181,783	14.8	163,004	14.7	153,126	14.5
Other operating expenses	247,525	20.1	230,307	20.7	216,501	20.5
Transaction costs	1,762	0.1	29,004	2.6	300	—
Depreciation and amortization	35,835	2.9	34,667	3.1	32,400	3.1
Total operating expenses	839,054	68.2	798,888	72.0	729,912	69.0
Net gain on deconsolidations	43,251	3.5	3,411	0.3	2,237	0.2
Equity in earnings of unconsolidated affiliates	6,466	0.5	3,199	0.3	3,151	0.3
Operating income	$440,713	35.8%	$317,657	28.6%	$332,672	31.5%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The number of procedures performed in our ASCs increased by 83,912, or 5.1%, to 1,729,262 in 2015 from 1,645,350 in 2014. Ambulatory services revenues increased $120.1 million, or 10.8%, to $1.2 billion, in the year ended December 31, 2015 from $1.1 billion in 2014. Our ambulatory services revenues were impacted during the year ended December 31, 2015 primarily due to the following:

•	centers acquired in 2014, which contributed $37.7 million of additional revenues in the year ended December 31, 2015 due to having a full period of operations in 2015;

•	centers acquired or opened in 2015, which generated $45.3 million in revenues during the year ended December 31, 2015;

•
revenue growth of $60.4 million for the year ended December 31, 2015 recognized by our 2015 same-center group, reflecting a 6.0% increase in our 2015 same-center group attributable to a 2.0% increase in procedures and a 4.0% increase in revenue per procedure; and

•
reduced revenue recognized during the year ended December 31, 2015 of $23.7 million resulting from the deconsolidation of centers which we sold all or a portion of our ownership interest in that were previously consolidated in 2014. Our share of the results of operations from the deconsolidated centers are reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

Salaries and benefits increased by $30.2 million, or 8.8%, to $372.1 million in the year ended December 31, 2015 from $341.9 million in 2014. The increase was primarily a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers. Salaries and benefits declined as a percentage of revenue primarily due to the increase in our same center revenue during the year ended December 31, 2015.

Supply cost increased $18.8 million, or 11.5%, to $181.8 million in the year ended December 31, 2015 from $163.0 million in the year ended December 31, 2014. The increase was primarily due the additional supply cost of centers acquired or opened in 2015.

Other operating expenses increased $17.2 million, or 7.5%, to $247.5 million in the year ended December 31, 2015 from $230.3 million in the year ended December 31, 2014. The additional expense in 2015 resulted primarily from:

•	an increase of $9.9 million in other operating expenses at our 2015 same-center group in the year ended December 31, 2015;

•	centers acquired during 2014, which resulted in an increase of $7.2 million in other operating expenses in the year ended December 31, 2015;

•	centers acquired or opened during 2015, which resulted in an increase of $6.9 million in other operating expenses in the year ended December 31, 2015; and

•	reduced operating expense during the year ended December 31, 2015 of $4.5 million resulting from the deconsolidation of centers that were consolidated in 2014.

Depreciation and amortization expense increased $1.2 million, or 3.4%, in the year ended December 31, 2015, primarily as a result of centers acquired or opened during 2014 and 2015.

Equity in earnings of unconsolidated affiliates was $6.5 million in the year ended December 31, 2015 compared to $3.2 million in 2014. The increase during the year ended December 31, 2015, is due to the consummation of five separate equity method investments. As a result of these investment transactions, we contributed our controlling interest in nine centers in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and us. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, we obtained a non-controlling interest in three additional centers and one surgical hospital which were contributed by the health systems.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The number of procedures performed in our ASCs increased by 35,589, or 2.2%, to 1,645,350 in 2014 from 1,609,761 in 2013. Ambulatory services revenues increased $52.7 million, or 5.0%, to $1.110 billion, in the year ended December 31, 2014 from $1.057 billion in 2013. Our ambulatory services revenues were impacted during the year ended December 31, 2014 primarily due to the following:

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

•	revenue growth of $7.3 million for the year ended December 31, 2014 recognized by our 2014 same-center group, reflecting a 0.7% increase in our 2014 same-center group.

Salaries and benefits increased by 4.4% to $341.9 million in the year ended December 31, 2014 from $327.6 million in 2013. The increase was a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers.

Supply cost increased $9.9 million, or 6.5%, to $163.0 million in the year ended December 31, 2014 from $153.1 million in the year ended December 31, 2013. The increase was primarily due the additional supply cost of centers acquired in 2014, which were mainly multi-specialty centers, as well as those centers acquired in 2013 that now have a full period of supplies costs as compared to the prior year.

Other operating expenses increased $13.8 million, or 6.4%, to $230.3 million in the year ended December 31, 2014 from $216.5 million in the year ended December 31, 2013. The additional expense in the 2014 periods resulted primarily from:

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

Depreciation and amortization expense increased $2.3 million, or 7.0%, in the year ended December 31, 2014, primarily as a result of centers acquired during 2013 and 2014.

Equity in earnings of unconsolidated affiliates was $3.2 million during each of the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, we entered into four separate equity method investments. As a result of these investment transactions, we contributed our controlling interest in four of our centers and received net cash of $1.2 million in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and us. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, we obtained a non-controlling interest in one additional centers which was contributed by a health system.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Operations

We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue and acquired contract revenue. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth during the year ended December 31, 2015.

2015
Contribution to Net Revenue Growth:
Same contract	7.5%
New contract	2.0
Acquired contract and other	14.9
Total net revenue growth	24.4%

Same contract revenue growth	9.9%

During the year ended December 31, 2015, our total growth in net revenue resulted primarily from physician practices acquired in 2015, which contributed approximately $173.7 million. In addition, we experienced an increase in net revenue as a result of same contract growth, which is reflective of an increase in patient encounters and increased revenue per patient encounter, which in part is due to the continuing positive payer mix shift from serving a higher percentage of insured patients, increased acuity, and positive contracting efforts.

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

	Year Ended December 31, 2015		July 16, 2014 - December 31, 2014 (1)
Net revenue	$1,336,834	100.0%	$512,014	100.0%
Operating expenses:
Salaries and benefits	942,243	70.5	352,670	68.9
Supply cost	2,439	0.2	1,292	0.3
Other operating expenses	150,269	11.2	54,621	10.7
Transaction costs	6,562	0.5	4,886	1.0
Depreciation and amortization	61,658	4.6	25,677	5.0
Total operating expenses	1,163,171	87.0	439,146	85.8
Loss on deconsolidation	(6,557)	(0.5)	—	—
Equity in earnings of unconsolidated affiliates	9,686	0.7	3,839	0.7
Operating income	$176,792	13.2%	$76,707	15.0%

(1)	On July 16, 2014, we completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2015 Compared to the Period from July 16 through December 31, 2014

Included in total operating expenses above for the year ended December 31, 2015 is approximately $979.2 million incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel. During the period July 16, 2014 through December 31, 2014, direct practice expenses was $372.6 million. As a percentage of physician services revenue, direct practice expense was 73.2% for the year ended December 31, 2015 compared to 72.8% for the period July 16, 2014 through December 31, 2014. Direct practice expense is generally higher in the first quarter due to the concentration of additional payroll taxes and other employee benefits which is not included in prior year's results since the acquisition date was after the first quarter. During the year ended December 31, 2015, we recognized approximately $8.8 million in other operating expenses associated with the net change in fair value of contingent consideration which related to acquisitions completed during the year ended December 31, 2014.

During the year ended December 31, 2015, we incurred approximately $6.6 million of transaction costs associated with our acquisition of physician practices compared to $4.9 million incurred during the prior year period.

Depreciation and amortization for our physician services segment includes approximately $59.1 million of amortization for the year ended December 31, 2015 resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. During the period July 16, 2014 through December 31, 2014 depreciation and amortization for our physician services segment included approximately $24.6 million of amortization. The increase in amortization associated with customer relationships with hospitals during the year ended December 31, 2015 compared to the prior year period is a result of acquisitions completed subsequent to the Sheridan transaction.

We recognized a loss on deconsolidation of $6.6 million during the year ended December 31, 2015 as a result of the deconsolidation of certain contracts which we contributed to one of our unconsolidated investments.

Equity in earnings of unconsolidated affiliates increased to $9.7 million in the year ended December 31, 2015 compared to $3.8 million for the year ended December 31, 2014 primarily due to the growth in operations of our investments in unconsolidated affiliates and due to the additional contracts contributed to and established within these investments during the year.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2015 and December 31, 2014 were $106.7 million and $208.1 million, respectively. Our net change in cash is primarily due to the following:

•
an increase in net earnings of $136.3 million over the prior year primarily due to having a full year of physician services operations and due to the reduction of transaction costs which were incurred in 2014 to complete the acquisition of Sheridan;

•	completed ambulatory services and physician services acquisitions totaling $962.7 million (net of cash acquired);

•	net proceeds from a common stock equity offering of $447.7 million;

•	net borrowings on the revolving credit agreement of $175.0 million;

•	interest payments of $112.7 million compared to $38.1 million in 2014; and

•	income tax payments of $74.6 million compared to $19.2 million in 2014.

At December 31, 2015, we had working capital of $149.5 million, compared to $278.1 million at December 31, 2014. The decrease is primarily due to the cash paid for acquisitions completed during the year ended December 31, 2015, an increase in accrued salaries and benefits primarily resulting from increased profit sharing incentives and partially offset by net accounts receivable recorded for current year acquisitions. Operating activities for the year ended December 31, 2015 generated $538.0 million in cash flow from operations, compared to $412.4 million for the year ended December 31, 2014. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the year ended December 31, 2015 was $323.1 million, compared to $222.3 million for the year ended December 31, 2014. The increase in operating cash flow resulted primarily from the additional earnings from our physician services segment, which is included from July 16, 2014 (the date of acquisition) through December 31, 2014 and an increase in net earnings from our ambulatory services segment. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement.

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

Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2015 and 2014, our ambulatory services segment net accounts receivable represented 38 and 37 days of revenue outstanding, respectively. At December 31, 2015 and 2014, our physician services segment net accounts receivable represented 44 and 41 days of revenue outstanding, respectively.

During the year ended December 31, 2015, we had total acquisition and capital expenditures of $1.0 billion, which included:

•	$831.4 million for the acquisition of physician practices;

•	$131.3 million for the acquisition of interests in surgery centers; and

•	$62.5 million for new or replacement property, including $2.3 million in new capital leases.

At December 31, 2015, we had unfunded construction and equipment purchase commitments for our new physician services headquarters and for surgery centers under development or under renovation of approximately $18.3 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

As of December 31, 2015 we had $27.4 million of restricted cash and marketable securities which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company. Approximately $13.5 million is reflected as a component of total current assets in the accompanying consolidated balance sheets which is expected to be utilized to satisfy the claims payments estimated to occur in the next 12 months.

During the year ended December 31, 2015, we received approximately $2.6 million from the exercise of stock options under our employee stock incentive plans and the tax benefit received from the exercise of those options and restricted stock vested was approximately $4.0 million.

During the year ended December 31, 2015, we repurchased 67,000 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $3.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements. During the year ended December 31, 2014, we repurchased 100,720 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $4.6 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During December 2015, we issued 5,835,000 shares of its common stock in a public offering, at $80.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $19.1 million. Proceeds were used to repay a portion of our revolving credit facility, to fund a portion of the acquisitions completed during the year ended 2015 and for general corporate purposes.

For the year ended December 31, 2015, we had net proceeds from long-term borrowings of $167.5 million. At December 31, 2015, we had available $325.0 million under our revolving credit agreement, $250.0 million outstanding pursuant to our 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes), $1.1 billion outstanding pursuant to our 5.625% Senior Unsecured Notes due 2022 (the 2022 Senior Unsecured Notes) and $857.0 million outstanding pursuant to our term loan.

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

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on December 31, 2015). The new revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $500.0 million, as amended, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

combination thereof; and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under our senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained. On October 21, 2015, we exercised the accordion feature of our revolving credit facility and increased our borrowing capacity by $200.0 million to $500.0 million.

During 2014, we completed a private offering of $1.1 billion aggregate principal amount in 2022 Senior Unsecured Notes. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. At December 31, 2015, we had approximately $28.5 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which was paid in January 2016.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends began to accrue from the date of issuance and, to the extent lawful and declared by our board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During the year ended December 31, 2015, our Board of Directors has declared four dividend payments each totaling $1.3125 per share in cash, or $2.3 million each, totaling $9.1 million. All declarations have been funded to the paying agent at December 31, 2015 except those declared on November 19, 2015, which were funded to the paying agent to be paid on January 1, 2016 to shareholders of record as of December 15, 2015. During the year ended December 31, 2014, our Board of Directors declared dividends totaling $4.5 million.

During 2012, we completed a private offering of $250.0 million in 2020 Senior Unsecured Notes. Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30th and November 30th, through the maturity date on November 30, 2020. At December 31, 2015, we had approximately $1.2 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in May 2016. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

As of December 31, 2015, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

The following schedule summarizes our contractual obligations by period as of December 31, 2015 (in thousands):

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest (1)	$3,066,523	$130,037	$253,259	$658,247	$2,024,980
Capital lease obligations, including interest	25,224	3,021	5,278	3,934	12,991
Operating leases, including renewal option periods (2)	599,166	55,636	109,372	102,412	331,746
Liability for unrecognized tax benefits	3,426	—	3,426	—	—
Contingent consideration	5,509	5,509	—	—	—
Construction in progress commitments	18,290	18,290	—	—	—
Total contractual obligations	$3,718,138	$212,493	$371,335	$764,593	$2,369,717

(1)	Our long-term debt may increase based on future acquisition activity. We intend to either use our operating cash flow to repay our long-term debt or refinance such obligations as they come due.

(2)	Operating lease obligations do not include common area maintenance, insurance or tax payments for which we were also obligated.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our physician services operations. We took possession of the space in the fourth quarter of 2015 to begin tenant improvements on approximately 167,000 square feet of space, which we intend to occupy during the third quarter of 2016. In addition, we plan to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which we intend to occupy during the fourth quarter of 2016. Annual rent expense is expected to be approximately

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

$2.9 million. The initial term of this lease agreement expires in February 2029. Our rent obligation does not require cash payments until September 2016.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2015, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $6.2 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2016.

The table below provides information as of December 31, 2015 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in thousands, except percentage data):

								Fair Value at
	Years Ended December 31,							December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2015
Fixed rate	$11,098	$8,995	$5,768	$3,193	$252,311	$1,110,848	$1,392,213	$1,387,088
Average interest rate	3.6%	3.6%	3.9%	4.4%	5.6%	5.6%
Variable rate	$9,279	$9,022	$9,030	$183,813	$8,700	$813,450	$1,033,294	$1,033,294
Average interest rate	3.5%	3.5%	3.5%	3.4%	3.5%	3.5%

Item 8. Financial Statements and Supplementary Data	Table of Contents

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmSurg Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 25, 2016

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Balance Sheets (In thousands)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$106,660	$208,079
Restricted cash and marketable securities	13,506	10,219
Accounts receivable, net of allowance of $167,411 and $113,357, respectively	337,330	233,053
Supplies inventory	21,406	19,974
Prepaid and other current assets	75,771	92,900
Total current assets	554,673	564,225
Property and equipment, net	189,168	180,448
Investments in unconsolidated affiliates	169,170	75,475
Goodwill	3,970,210	3,381,149
Intangible assets, net	1,641,811	1,273,879
Other assets	21,450	25,886
Total assets	$6,546,482	$5,501,062
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$20,377	$18,826
Accounts payable	32,561	29,585
Accrued salaries and benefits	202,537	140,044
Accrued interest	30,480	29,644
Other accrued liabilities	119,237	67,986
Total current liabilities	405,192	286,085
Long-term debt	2,405,130	2,232,186
Deferred income taxes	699,498	611,018
Other long-term liabilities	96,183	89,443
Commitments and contingencies
Noncontrolling interests – redeemable	175,732	184,099
Equity:
Preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 120,000 and 70,000 shares authorized, respectively, 54,294 and 48,113 shares issued and outstanding, respectively	1,345,418	885,393
Retained earnings	781,413	627,522
Total AmSurg Corp. equity	2,293,463	1,679,547
Noncontrolling interests – non-redeemable	471,284	418,684
Total equity	2,764,747	2,098,231
Total liabilities and equity	$6,546,482	$5,501,062

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (In thousands, except earnings per share)

	Year Ended December 31,
	2015	2014	2013
Revenues	$2,832,958	$1,738,950	$1,057,196
Provision for uncollectibles	(266,074)	(117,001)	—
Net revenue	2,566,884	1,621,949	1,057,196
Operating expenses:
Salaries and benefits	1,314,392	694,576	327,585
Supply cost	184,222	164,296	153,126
Other operating expenses	397,794	284,928	216,501
Transaction costs	8,324	33,890	300
Depreciation and amortization	97,493	60,344	32,400
Total operating expenses	2,002,225	1,238,034	729,912
Net gain on deconsolidations	36,694	3,411	2,237
Equity in earnings of unconsolidated affiliates	16,152	7,038	3,151
Operating income	617,505	394,364	332,672
Interest expense, net	121,586	83,285	29,525
Debt extinguishment costs	—	16,887	—
Earnings from continuing operations before income taxes	495,919	294,192	303,147
Income tax expense	113,790	48,103	48,654
Net earnings from continuing operations	382,129	246,089	254,493
Net earnings (loss) from discontinued operations	(1,013)	(1,296)	7,051
Net earnings	381,116	244,793	261,544
Less net earnings attributable to noncontrolling interests	218,169	191,092	188,841
Net earnings attributable to AmSurg Corp. shareholders	162,947	53,701	72,703
Preferred stock dividends	(9,056)	(4,503)	—
Net earnings attributable to AmSurg Corp. common shareholders	$153,891	$49,198	$72,703

Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$154,892	$50,777	$71,009
Earnings (loss) from discontinued operations, net of income tax	(1,001)	(1,579)	1,694
Net earnings attributable to AmSurg Corp. common shareholders	$153,891	$49,198	$72,703

Basic earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$3.22	$1.29	$2.27
Net earnings (loss) from discontinued operations	(0.02)	(0.04)	0.05
Net earnings	$3.20	$1.25	$2.32
Diluted earnings per share attributable to AmSurg Corp. common shareholders:
Net earnings from continuing operations	$3.18	$1.28	$2.22
Net earnings (loss) from discontinued operations	(0.02)	(0.04)	0.05
Net earnings	$3.16	$1.24	$2.28

Weighted average number of shares and share equivalents outstanding:
Basic	48,058	39,311	31,338
Diluted	51,612	39,625	31,954

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
						Noncontrolling		Interests –
						Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at January 1, 2013	31,941	$183,867	—	$—	$505,621	$310,978	$1,000,466	$175,382
Net earnings	—	—	—	—	72,703	49,789	122,492	139,052
Issuance of restricted common stock	292	—	—	—	—	—	—	—
Cancellation of restricted common stock	(16)	—	—	—	—	—	—	—
Stock options exercised	1,393	33,349	—	—	—	—	33,349	—
Stock repurchased	(1,257)	(45,964)	—	—	—	—	(45,964)	—
Share-based compensation	—	8,321	—	—	—	—	8,321	—
Tax benefit related to exercise of share-based awards	—	7,247	—	—	—	—	7,247	—
Acquisitions and other transactions impacting noncontrolling interests	—	679	—	—	—	48,115	48,794	(319)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(49,533)	(49,533)	(134,298)
Disposals and other transactions impacting noncontrolling interests	—	(1,626)	—	—	—	2,010	384	(2,120)
Balance at December 31, 2013	32,353	$185,873	—	$—	$578,324	$361,359	$1,125,556	$177,697
Net earnings	—	—	—	—	53,701	56,048	109,749	135,044
Issuance of stock	15,490	693,289	1,725	166,632	—	—	859,921	—
Issuance of restricted stock	272	—	—	—	—	—	—	—
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—
Stock options exercised	111	2,630	—	—	—	—	2,630	—
Stock repurchased	(101)	(4,615)	—	—	—	—	(4,615)	—
Share-based compensation	—	10,104	—	—	—	—	10,104	—
Tax benefit related to exercise of share-based awards	—	3,177	—	—	—	—	3,177	—
Dividends paid on preferred stock	—	—	—	—	(4,503)	—	(4,503)	—
Acquisitions and other transactions impacting noncontrolling interests	—	744	—	—	—	54,725	55,469	6,482
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(56,439)	(56,439)	(133,594)
Disposals and other transactions impacting noncontrolling interests	—	(5,809)	—	—	—	2,991	(2,818)	(1,530)
Balance at December 31, 2014	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	162,947	67,568	230,515	150,601
Issuance of stock	5,835	447,720	—	—	—	—	447,720	—
Issuance of restricted stock	314	—	—	—	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—	—	—	—
Stock options exercised	113	2,584	—	—	—	—	2,584	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	15,009	—	—	—	—	15,009	—
Tax benefit related to exercise of share-based awards	—	4,001	—	—	—	—	4,001	—
Dividends paid on preferred stock	—	—	—	—	(9,056)	—	(9,056)	—
Acquisitions and other transactions impacting noncontrolling interests	—	1,019	—	—	—	81,863	82,882	(725)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(66,294)	(66,294)	(147,182)
Disposals and other transactions impacting noncontrolling interests	—	(6,624)	—	—	—	(30,537)	(37,161)	(11,061)
Balance at December 31, 2015	54,294	$1,345,418	1,725	$166,632	$781,413	$471,284	$2,764,747	$175,732

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$381,116	$244,793	$261,544
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	97,493	60,344	32,400
Amortization of deferred loan costs	8,362	17,715	1,977
Provision for uncollectibles	287,427	139,274	21,947
Net (gain) loss on sale of long-lived assets	(12)	2,843	(1,468)
Net gain on deconsolidations	(36,694)	(3,411)	(2,237)
Share-based compensation	15,009	10,104	8,321
Excess tax benefit from share-based compensation	(4,001)	(3,177)	(7,247)
Deferred income taxes	19,037	30,780	38,363
Equity in earnings of unconsolidated affiliates	(16,152)	(7,038)	(3,151)
Debt extinguishment costs	—	4,536	—
Net change in fair value of contingent consideration	8,804	—	—
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(326,234)	(137,663)	(23,244)
Supplies inventory	(342)	(206)	132
Prepaid and other current assets	25,880	(9,091)	(5,308)
Accounts payable	3,131	(8,440)	441
Accrued expenses and other liabilities	66,600	66,175	6,693
Other, net	8,535	4,833	3,661
Net cash flows provided by operating activities	537,959	412,371	332,824
Cash flows from investing activities:
Acquisitions and related expenses	(962,689)	(2,184,058)	(73,594)
Acquisition of property and equipment	(60,305)	(40,217)	(28,856)
Proceeds from sale of interests in surgery centers	7,114	7,069	3,553
Purchases of marketable securities	(3,984)	(6,474)	—
Maturities of marketable securities	4,233	3,486	—
Other	(1,194)	(4,941)	159
Net cash flows used in investing activities	(1,016,825)	(2,225,135)	(98,738)
Cash flows from financing activities:
Proceeds from long-term borrowings and revolving credit facility	560,133	2,048,958	162,204
Repayment on long-term borrowings and revolving credit facility	(392,586)	(408,475)	(202,083)
Distributions to noncontrolling interests	(214,899)	(190,097)	(184,149)
Proceeds from preferred stock offering	—	172,500	—
Proceeds from common stock offering	466,777	439,875	—
Proceeds from issuance of common stock upon exercise of stock options	2,584	2,630	33,349
Repurchase of common stock	(3,684)	(4,615)	(45,964)
Payments of equity issuance costs	(19,058)	(24,494)	—
Financing costs incurred	(1,111)	(65,811)	(1,322)
Other	(20,709)	(468)	8,321
Net cash flows provided by (used in) financing activities	377,447	1,970,003	(229,644)
Net increase (decrease) in cash and cash equivalents	(101,419)	157,239	4,442
Cash and cash equivalents, beginning of period	208,079	50,840	46,398
Cash and cash equivalents, end of period	$106,660	$208,079	$50,840

Supplemental cash flow information:
Interest payments	$112,678	$38,129	$28,378
Income tax payments, net of refunds	$74,602	$19,224	$7,756

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

AmSurg Corp.
Notes to the Consolidated Financial Statements

(1) Summary of Accounting Policies

Below are a summary of the Company's policies that are not otherwise found within other notes.

a.     Principles of Consolidation

Ambulatory Services

AmSurg Corp. (the “Company”), through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited liability companies (LLCs) and limited partnerships (LPs) which own and operate ASCs primarily in the following specialties: gastroenterology; multi-specialty; ophthalmology; and orthopaedics. All LLCs and LPs and noncontrolling partners are referred to herein as “partnerships” and “partners”, respectively. The Company does not have an ownership interest in a partnership greater than 51% which it does not consolidate. The Company has ownership interests of less than 51% in 23 partnerships, 2 of which it consolidates as the Company has substantive participation rights and 21 of which it does not consolidate as the Company’s rights are limited to protective rights only. Consolidation of certain less than wholly owned partnerships is necessary as the Company’s wholly-owned subsidiaries have primarily 51% or more of the financial interest of the partnership, are the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the partnership, and have control of the entities. The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

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

As further described in note 19, upon the occurrence of various fundamental regulatory changes, the Company would be obligated, under the terms of certain partnership and operating agreements, to purchase the noncontrolling interests related to a substantial majority of the Company’s partnerships. While the Company believes that the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2015, the occurrence of such regulatory changes is outside the control of the Company. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Center profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s center partnerships typically are organized as general partnerships, LLCs or LPs that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner.  Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its income tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.

Physician Services

On July 16, 2014, the Company completed its acquisition of Sheridan Healthcare (Sheridan). Sheridan is a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. Sheridan focuses on delivering comprehensive physician services, primarily in the areas of anesthesiology, radiology, children's services and emergency medicine to healthcare facilities. Through its contracts with healthcare facilities, Sheridan is authorized to bill and collect charges for fee for service medical services rendered by its healthcare professionals and employees in exchange for the provision of

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established to supplement payments from third-party payors. Sheridan also provides physician services and manages office-based practices in the areas of gynecology, obstetrics and perinatology. The consolidated financial statements include the accounts of Sheridan and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which Sheridan has certain management arrangements. Sheridan's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is primarily used in states which prohibit the corporate practice of medicine. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is generally a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs which is consistent with the operation of the Company's wholly-owned affiliates. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

b.    Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities of less than three months when purchased. Cash and cash equivalents are reflected in the financial statements at cost, which approximates fair value.

c.    Restricted Cash and Marketable Securities

As of December 31, 2015 and 2014, the Company had $27.4 million and $30.3 million, respectively, of restricted cash and marketable securities in the accompanying consolidated balance sheets which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $13.9 million and $20.1 million as of December 31, 2015 and 2014, respectively, of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. Restricted cash and marketable securities reflected as a component of total current assets in the accompanying consolidated balance sheets represent amounts available to satisfy the claims payments estimated to occur in the next 12 months. As of December 31, 2015 and 2014, the Company had $2.7 million and $3.0 million, respectively, included in restricted cash and marketable securities at cost, consisting of certificates of deposit with maturities less than 180 days, which approximates fair value.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2015 and 2014, with the exception of contingent purchase price payables and the retained interests of investments in unconsolidated affiliates (further discussed in note 4 and note 5, respectively), the Company utilized Level 1 and 2 inputs to perform such measurements methods, which were commensurate with the market approach. There were no transfers to or from Levels 1 and 2 during the year ended

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

December 31, 2015. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

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

g.    Reclassifications

Certain amounts in the consolidated financial statements and these notes have been reclassified for the retrospective adoption of the Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) 2015-17 “Balance Sheet Classification of Deferred Taxes”. See below for further explanation.

h.    Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements and Property, Plant and Equipment,” which raised the threshold for a disposal to qualify as a discontinued operation and requires certain new disclosures for individually material disposals that do not meet the new definition of a discontinued operation. The ASU’s intent is to reduce the number of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on the Company’s operations and financial results rather than routine disposals that are not a change in the Company’s strategy. The guidance is effective for interim and annual periods beginning after December 15, 2014, with earlier adoption permitted. From time to time, the Company will dispose of certain of its entities due to management’s assessment of the Company’s strategy in the market and due to limited growth opportunities at those entities. Historically, these dispositions were classified as discontinued operations and recorded separately from continuing operations. The Company adopted this ASU effective January 1, 2015.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which granted a one-year deferral of this ASU. The guidance in ASU 2014-09 will now be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein.
The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis”. The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015, including interim periods therein. The Company does not believe this ASU will impact the Company's consolidated financial position, results of operations or cash flows. However, the Company continues to evaluate the disclosures required under this ASU and has not yet determined the impact, if any.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-50), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” which incorporates into the Accounting Standards Codification an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standards are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, the Company will reclassify debt issuance costs which are currently presented as a component of intangible assets in the accompanying consolidated balance sheets to long-term debt, except those debt issuance costs associated with the Company's revolving credit facility. The Company expects the adoption of this standard will not have a significant impact on the Company's

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

consolidated financial position and will have no impact on the results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years, including interim periods within those fiscal years, beginning after December 31, 2015 with early adoption permitted. The Company adopted this standard as of September 2015. The adoption of this ASU did not have a material effect on the Company's consolidated financial position, results of operations or cash flows as of December 31, 2015.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and non-current. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted and companies may adopt the guidance prospectively or retrospectively. The Company adopted this standard retrospectively as of December 31, 2015 and as a result, reclassified $22.5 million from prepaid and other current assets to noncurrent deferred income taxes at December 31, 2014 in the accompanying consolidated balance sheets.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the years ended December 31, 2015, 2014 and 2013, the Company derived approximately 26%, 25% and 25%, respectively, of its ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.

Physician Services

Physician services revenues primarily consist of fee for service revenue and contract revenue and is derived principally from the provision of physician services to patients of the healthcare facilities the Company serves. Contract revenue represents income earned from the Company's hospital customers to supplement payments from third-party payors.

The Company records revenue at the time services are provided, net of a contractual allowance and a provision for uncollectibles. Revenue less the contractual allowance represents the net revenue expected to be collected from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors.
The Company also recognizes revenue for services provided during the period but are not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Net revenue for the physician services segment consists of the following major payors (in thousands):

	Year Ended December 31, 2015		Period from July 16, 2014 - December 31, 2014 (1)
Medicare	$172,783	12.9%	$61,378	12.0%
Medicaid	69,607	5.2	28,224	5.5
Commercial and managed care	1,007,902	75.4	382,343	74.7
Self-pay	222,830	16.7	102,727	20.1
Net fee for service revenue	1,473,122	110.2	574,672	112.3
Contract and other revenue	129,786	9.7	54,343	10.6
Provision for uncollectibles	(266,074)	(19.9)	(117,001)	(22.9)
Net revenue for physician services	$1,336,834	100.0%	$512,014	100.0%

(1)	On July 16, 2014, the Company completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

(3) Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Assessment of actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. The Company routinely tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, for each facility or contract, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company may also supplement its allowance for doubtful accounts policy for its physician services using a hindsight calculation that utilizes write-off data for all payor classes during the previous periods to estimate the allowance for doubtful accounts at a point in time. Material changes in estimates may result from unforeseen write-offs of patient or third party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statement of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statement of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statement of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for the ambulatory services segment is included in other operating expenses and was approximately $21.4 million, $21.9 million and $21.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Bad debt expense related to physician services was $266.1 million for the year ended December 31, 2015 and $117.0 million during the period from July 16, 2014 through December 31, 2014.

At December 31, 2015 and 2014 allowances for doubtful accounts were $167.4 million and $113.4 million, respectively. The increase in the allowance for doubtful accounts is primarily a result of operations from acquisitions completed during the year ended December 31, 2015. At December 31, 2015 and 2014, approximately 80% and 73%, respectively, of the Company’s allowance for doubtful accounts was related to fee for service patient receivables associated with the Company's physician services segment. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors and by the geographic dispersion of the Company’s operations.

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

Ambulatory Services Acquisitions

During 2015 and 2014, the Company, through a wholly-owned subsidiary, acquired a controlling interest in seven and eight surgery centers, respectively. Of the centers acquired during 2014, three were acquired as part of the Sheridan transaction and five were individually acquired in separate transactions. The aggregate amount paid for the centers and for settlement of purchase price payable obligations during December 31, 2015 and 2014 was approximately $131.3 million and $50.9 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s revolving credit facility. The acquisitions completed during the year ended December 31, 2015 consist of the following:

Acquired Operations	Location	Date Acquired	Specialty
River Drive Surgery & Laser Center, LLC	Elmwood Park, NJ	February 2015	Ophthalmology
Campus Surgery Center, LLC	Daly City, CA	June 2015	Multi-Specialty
Waverly Surgery Center, LLC	Palo Alto, CA	June 2015	Multi-Specialty
Surgical Center at Millburn, LLC	Millburn-East Willow, NJ	July 2015	Multi-Specialty
Eye Surgery Center of Western Ohio, LLC	Lima, OH	August 2015	Ophthalmology
Surgical Specialty Center of Northeastern PA, LLC	Forty Fort, PA	October 2015	Multi-Specialty
South Portland Surgical Center, LLC	Tualatin, OR	November 2015	Multi-Specialty

Physician Services Acquisitions

The Company completed the acquisition of nine physician practices in 2015 and two physician practices in 2014 following the acquisition of Sheridan. During 2015 and 2014, the total consideration consisted of cash of $831.4 million and $19.0 million, respectively, which was funded at closing through available cash, current year operating cash flow and borrowings through the Company's credit facility. The acquisitions completed during the year ended December 31, 2015 consist of the following:

Acquired Operations	Location	Date Acquired	Specialty
Ambulatory Anesthesia Care, PC	Mountainside, NJ	January 2015	Anesthesia
Sheridan Radiology Management Services, Inc.	Beachwood, OH	January 2015	Radiology
Radiology Associates of Hollywood, P.A.	Pembroke Pines, FL	March 2015	Radiology
Halifax Anesthesiology Associates, P.A.	Daytona Beach, FL	April 2015	Anesthesia
Coastal Anesthesiology Consultants, P.A.	St. Augustine, FL	July 2015	Anesthesia
Bay Area Anesthesia, LLC	Tampa, FL	August 2015	Anesthesia
Valley Anesthesia Consultants, Ltd.	Phoenix, AZ	November 2015	Anesthesia
Chandler Emergency Medical Group, LLC	Phoenix, AZ	December 2015	Emergency
Northside Anesthesiology Consultants, LLC	Atlanta, GA	December 2015	Anesthesia

As a result of certain acquisitions completed during the year ended December 31, 2014, the Company has agreed to pay as additional consideration, amounts which are contingent on the acquired entities achieving future performance metrics. As of December 31, 2015 and December 31, 2014, the Company had accrued $5.5 million and $20.7 million, respectively, as a component of accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets which represents management's estimate of the fair values of the contingent consideration. During the year ended December 31, 2015, the Company made a payment of $28.7 million, of which $15.7 million was to settle the amount recorded at the acquisition date and represents a financing outflow in the consolidated statement of cash flows. As of December 31, 2015, the Company estimates it may have to pay between $5.0 million and $6.0 million

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

in future contingent payments for acquisitions made prior to December 31, 2014 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisitions over each respective measurement period. During the year ended December 31, 2015, the Company recorded a net increase of $10.0 million based on results of operations of the associated acquisitions, of which $8.8 million is included in other operating expenses in the accompanying consolidated statements of earnings. Additionally, the Company recorded an increase in the contingent liability of $3.5 million during the year ended December 31, 2015 as a result of the acquisition accounting associated with the purchase of Sheridan. The acquisitions completed during the year ended December 31, 2015 did not contain provisions for contingent consideration.

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

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisitions completed during 2015 and 2014, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

	2015	2014
	Individual	Individual
	Acquisitions (1)	Acquisitions	Sheridan
Accounts receivable	$62,216	$1,816	$130,260
Other current assets	21,477	1,075	105,757
Property and equipment	15,484	3,294	20,185
Goodwill	682,458	101,865	1,534,656
Intangible assets	420,414	14,207	1,200,028
Other long-term assets	342	—	50,304
Accounts payable	(3,641)	(2,519)	(5,862)
Other accrued liabilities	(45,386)	(626)	(118,548)
Deferred income taxes	(88,728)	—	(432,792)
Other long-term liabilities	(4,958)	(8,588)	(69,456)
Long-term debt	(6,046)	(717)	(4,594)
Total fair value	1,053,632	109,807	2,409,938
Less: Fair value attributable to noncontrolling interests	85,443	39,371	24,365
Acquisition date fair value of total consideration transferred	$968,189	$70,436	$2,385,573

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at December 31, 2015.

During 2015, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2014. During 2015, factors became known to the Company that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to Sheridan and resulted in a net decrease to goodwill of $8.3 million, an increase to other accrued expenses, a decrease to other current assets and a decrease to deferred income taxes.

The total fair value of acquisitions completed by the Company include amounts allocated to goodwill, which result from the acquisitions' favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model. Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests primarily from acquisitions of centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. Additionally, the Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests associated with acquisitions completed in the last twelve months. Acquired assets and assumed liabilities include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The Company expects to finalize the purchase price allocation for its most recent acquisitions as soon as practical.

During the year ended December 31, 2015, the Company incurred approximately $8.3 million of transaction costs associated with its acquisition of surgery centers and physician practices. During the year ended December 31, 2014, the Company incurred approximately $33.9 million of transaction costs primarily associated with the acquisition of Sheridan. Such costs excluded those amounts that were either capitalized or expensed as part of the financing transactions associated with acquisitions.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Revenues and net earnings included in the years ended December 31, 2015 and 2014 associated with completed acquisitions are as follows (in thousands):

	2015	2014
	Individual	Individual
	Acquisitions	Acquisitions	Sheridan
Net revenue	$179,113	$20,844	517,213

Net earnings	26,901	5,155	26,776
Less: Net earnings attributable to noncontrolling interests	7,448	2,859	459
Net earnings attributable to AmSurg Corp. common shareholders	$19,453	$2,296	$26,317

The unaudited consolidated pro forma results for the years ended December 31, 2015 and 2014, assuming all 2015 acquisitions had been consummated on January 1, 2014, all 2014 acquisitions had been consummated on January 1, 2013 are as follows (in thousands):

	2015	2014
Net revenue	$2,858,544	$2,680,273
Net earnings	401,950	322,653
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	170,453	104,548
Net earnings per common share:
Basic	$3.55	$2.21
Diluted	$3.48	$2.20

(5) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest. Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. The fair value measurement utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the retained noncontrolling interest. The fair value determination are generally based on a combination of multiple valuation methods which can include discounted cash flow, income approach, or market value approach which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of earnings. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

As of December 31, 2015 and 2014, the Company has recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $169.2 million and $75.5 million, respectively. The Company's net earnings from these investments during the years ended December 31, 2015, 2014 and 2013 were approximately $16.2 million, $7.0 million and $3.2 million, respectively.

During the year ended December 31, 2015, the Company's ambulatory services segment entered into five separate equity method investments. As a result of these investment transactions, the Company contributed its controlling interest in nine centers and received net cash of $8.5 million in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in three additional centers and one surgical hospital which were contributed by the health systems.

During the year ended December 31, 2015, the Company's physician services segment contributed three contracts into an entity jointly owned by the Company and a health system.

During the year ended December 31, 2014, the Company's ambulatory services segment entered into four separate equity method investments. As a result of these investment transactions, the Company contributed its controlling interest in four of its centers and received net cash of $1.2 million in exchange for noncontrolling interests in the new investments. Each of these investments is jointly

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

owned by a health system and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in one additional centers which was contributed by a health system.

During the year ended December 31, 2013, the Company's ambulatory services segment entered into one equity method investment. As a result of this investment transaction, the Company contributed cash of $0.3 million and its controlling interest in one center in exchange for a noncontrolling interests in the new investment. This investment is jointly owned by a health system and the Company. The newly formed investment (including the contributed center) are controlled by the health system. Also, as part of this transaction, the Company obtained a non-controlling interest in one additional center which was contributed by the health system.

As a result of these transactions, for the years ended December 31, 2015 and 2014, the Company recorded the fair value of the Company's investment in these entities of approximately $83.1 million and $56.4 million, respectively, in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates.

In each of these transactions, the gain or loss on deconsolidation, which is primarily non-cash in nature, is determined based on the difference between the fair value of the Company’s interest, which is based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers or contracts immediately prior to each transaction. In certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 10% to 50% which were primarily based on third party valuations received by the Company. Accordingly, the Company recognized a net gain on deconsolidations in the accompanying consolidated statements of earnings of approximately $36.7 million, $3.4 million, and $2.2 million during the years ended December 31, 2015, 2014 and 2013.

Included in the Company’s investments in unconsolidated affiliates are certain investments which the Company has determined meet the definition of a variable interest entity. The Company has a variable interest in these investments through its equity interests; however, the Company is not the primary beneficiary of these entities as it only holds 50% of the voting rights and does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company’s shared control. As a result, the Company has accounted for these investments under the equity method of accounting. The Company's investment in these entities was $89.6 million and $53.2 million as of December 31, 2015 and 2014, respectively, and are reflected in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates. During the year ended December 31, 2015, the Company contributed four centers which were previously controlled into an entity deemed by the Company to meet the definition of a variable interest entity which resulted in the Company’s recording the fair value of its retained noncontrolling interest of approximately $27.1 million as a component of investments in unconsolidated affiliates in the accompanying consolidated balance sheets. During the year ended December 31, 2014, as part of the acquisition of Sheridan, the Company acquired an interest in an entity deemed to be a variable interest entity and recorded the estimated fair value of the investment of $49.4 million on the acquisition date. The Company’s ownership interest in these investments ranges from 49% to 51% and under the terms of the operating agreements, the Company earns billing and management fees and receives its share of earnings distributions from each entity. The Company has no other material obligations or guarantees related to these entities.
The Company has recorded its share of the earnings of these investments of $11.0 million and $3.4 million as a component of equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of earnings during 2015 and 2014, respectively. In addition, the Company recognized management and billing fees totaling $14.3 million and $4.7 million during 2015 and 2014, respectively, which are included in net revenue in the accompanying consolidated statement of earnings. Additionally, the Company has recorded receivables from these entities in the amount of $2.3 million and $3.5 million as of December 31, 2015 and 2014, respectively. These receivables are included in other current assets in the accompanying consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(6)  Discontinued Operations

During the years ended December 31, 2014 and 2013, the Company discontinued the operations of certain centers in its ambulatory services segment due to management’s assessment of the Company’s strategy in the market and due to the limited growth opportunities at these centers. For centers discontinued in 2014 and prior, the results of operations of those centers have been classified as discontinued operations in all periods presented. As of January 1, 2015, the Company adopted ASU 2014-08 which raised the threshold for a disposal to qualify as a discontinued operation. As a result, the Company expects that any future disposals of its centers will no longer meet the definition to be accounted for as discontinued operations, and any gain or loss from such disposals will be included in continuing operations. The Company did not dispose of any centers during the year ended December 31, 2015, but continues to have operating activity associated with centers previously classified as discontinued operations.

Results of operations and associated gain (loss) on discontinued centers for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Revenues	$—	$9,545	$25,373
Earnings before income taxes	—	893	5,607

Results of discontinued operations, net of tax:
Earnings (loss) from operations of discontinued interests in surgery centers	(1,013)	710	4,449
Gain (loss) on disposal of discontinued interests in surgery centers	—	(2,006)	2,602
Net earnings (loss) from discontinued operations	(1,013)	(1,296)	7,051
Less: Net earnings (loss) from discontinued operations attributable to noncontrolling interests	(12)	283	5,357
Net earnings (loss) from discontinued operations attributable to AmSurg Corp. common shareholders	$(1,001)	$(1,579)	$1,694

Cash proceeds from centers discontinued for the years ended December 31, 2014 and 2013 were $7.1 million and $3.6 million, respectively. There were no cash proceeds during 2015.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Income taxes receivable	$7,908	$28,694
Prepaid expenses	18,900	18,682
Deferred compensation plan assets	16,623	17,320
Other	32,340	28,204
Total prepaid and other current assets	$75,771	$92,900

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Property and equipment at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Building and improvements	$177,253	$170,420
Movable equipment	237,312	215,444
Construction in progress	8,676	11,940
	423,241	397,804
Less accumulated depreciation	(234,073)	(217,356)
Property and equipment, net	$189,168	$180,448

At December 31, 2015, the Company and its partnerships had unfunded construction and equipment purchases of approximately $18.3 million in order to complete construction in progress primarily associated with the construction of the Company's new physician services headquarters. Depreciation expense for continuing and discontinued operations for the years ended December 31, 2015, 2014 and 2013 was $35.4 million, $33.2 million and $29.8 million, respectively.

(9)  Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and other intangibles, which include the fair value of both the customer relationships with hospitals and trade names acquired in the Company's physician services segment. The Company's indefinite lived intangibles include goodwill and trade names. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates indefinite lived intangible assets, including goodwill, for impairment at least on an annual basis and more frequently if certain indicators are encountered. Indefinite lived intangibles are to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the indefinite lived intangibles associated with the reporting unit is not considered to be impaired. The Company completed its annual impairment test as of October 1, 2015, and determined that its indefinite lived intangibles were not impaired. The Company's finite-lived intangibles includes its customer relationship with hospitals. The Company tests its finite-lived intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company's policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value. During the year ended December 31, 2015, there were no events or circumstances that indicated a potential impairment in the Company's finite-lived intangibles.

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance, beginning of year	$3,381,149	$1,758,970
Goodwill acquired, including post acquisition adjustments	674,476	1,636,521
Goodwill disposed, including impact of deconsolidation transactions	(85,415)	(14,342)
Balance, end of year	$3,970,210	$3,381,149

As of December 31, 2015, the ambulatory services segment and the physician services segment each had approximately $2.0 billion of goodwill compared to $1.9 billion for ambulatory services and $1.5 billion for physician services, respectively, at December 31, 2014. During the year ended December 31, 2015, goodwill increased $123.4 million for the ambulatory services segment primarily due to the acquisition of seven centers, net of nine deconsolidations. During the year ended December 31, 2015, goodwill increased by $465.7 million for the physician services segment primarily due to the acquisition of nine physician practices, net of three deconsolidations. For the years ended December 31, 2015 and 2014 approximately $295.7 million and $64.5 million, respectively, of goodwill recorded was deductible for tax purposes.

Intangible assets consist primarily of customer relationships with hospitals, deferred financing costs, capitalized software and certain amortizable and non-amortizable non-compete and customer agreements. Customer relationships with hospitals are initially recorded at their estimated fair value and amortized on a straight-line basis over 20 years. Deferred financing costs and amortizable non-compete agreements and customer agreements are amortized over the term of the related debt as interest expense and the contractual term or estimated life (five to ten years) of the agreements as amortization expense. Capitalized software is amortized over estimated useful lives of three to eight years.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Intangible assets at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015			2014
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,379,977	$(74,490)	$1,305,487	$971,645	$(22,145)	$949,500
Deferred financing costs	60,664	(13,490)	47,174	59,574	(5,151)	54,423
Capitalized software	71,462	(28,125)	43,337	50,387	(19,197)	31,190
Agreements, contracts and other	11,267	(2,449)	8,818	3,523	(2,752)	771
Total amortizable intangible assets	1,523,370	(118,554)	1,404,816	1,085,129	(49,245)	1,035,884
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	8,995	—	8,995	9,995	—	9,995
Total non-amortizable intangible assets	236,995	—	236,995	237,995	—	237,995
Total intangible assets	$1,760,365	$(118,554)	$1,641,811	$1,323,124	$(49,245)	$1,273,879

Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $70.5 million, $32.5 million and $2.2 million, respectively. Included in the 2014 amount above is also $12.8 million that was charged to interest expenses related to a write-off of a commitment fee for bridge financing, which the Company had secured in order to complete the acquisition of Sheridan but did not require upon obtaining permanent financing. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2015 is $90.3 million, $89.1 million, $87.8 million, $84.8 million, $81.6 million and $971.2 million, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.8 years with no expected residual values.

(10) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Accrued professional liabilities	$14,362	$11,983
Contingent purchase price payable	5,509	12,213
Current income taxes payable	7,892	—
Refunds payable	48,415	17,752
Other	43,059	26,038
Total other accrued liabilities	$119,237	$67,986

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

At December 31, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

	2015	2014
Estimated losses under self-insured programs	$30,748	$25,337
Incurred but not reported losses	36,166	28,448
Total accrued professional liabilities	66,914	53,785
Less estimated losses payable within one year	14,362	11,983
Total	$52,552	$41,802

The changes to the Company's estimated losses under self-insured programs as of December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Balance, beginning of year	$53,785	$1,171
Assumed liabilities through acquisitions	13,317	53,512
Provision related to current period reserves	15,943	5,423
Payments for current period reserves	(4,475)	(1,595)
Benefit related to changes in prior period reserves	(425)	(661)
Payments for prior period reserves	(8,863)	(6,055)
Other, net	(2,368)	1,990
Balance, end of year	$66,914	$53,785

(12)  Long-term Debt

Long-term debt at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Revolving credit agreement	$175,000	$—
Term Loan	856,950	865,650
Senior Unsecured Notes due 2020 (5.625%)	250,000	250,000
Senior Unsecured Notes due 2022 (5.625%)	1,100,000	1,100,000
Other debt at an average interest rate of 3.4%, due through 2022	24,944	20,156
Capitalized lease arrangements at an average interest rate of 5.4%, due through 2021	18,613	15,206
	2,425,507	2,251,012
Less current portion	20,377	18,826
Long-term debt	$2,405,130	$2,232,186

Principal payments required on the Company’s long-term debt and capital leases in the five years and thereafter subsequent to December 31, 2015 are $20.4 million, $18.0 million, $14.8 million, $187.0 million, $261.0 million, and $1.9 billion. The fair value of the Company's fixed rate long-term debt and variable rate long-term debt approximated its carrying values of $1.4 billion and $1.0 billion at December 31, 2015, respectively.  With the exception of the Company’s 2020 and 2022 Senior Unsecured Notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s 2020 and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a.     Term Loan and Credit Facility

On July 16, 2014, the Company entered into a credit facility that is comprised of an $870.0 million term loan and a $300.0 million revolving credit facility. On October 21, 2015, the Company exercised the accordion feature of its revolving credit facility and increased the Company's borrowing capacity by $200.0 million to $500.0 million. As of December 31, 2015, the Company had available $325.0 million under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.75% on December 31, 2015). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The revolving credit facility matures on July 16, 2019 and permits the Company to borrow at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the senior secured credit facility by an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s less than wholly-owned subsidiaries. As of December 31, 2015, the Company was in compliance with the covenants contained in the term loan and credit facility.

Prior to entering into the Company's credit facility, the Company maintained a revolving credit facility which had a maturity of June 2018. On July 3, 2014, the Company utilized proceeds received from its common and preferred stock offerings to repay its outstanding obligation under the existing revolving credit facility. As a result of the early termination, the Company recognized approximately $4.5 million as debt extinguishment costs in the accompanying statements of earnings during the year ended December 31, 2014 related to the write-off of net deferred loan costs.

b.     Senior Unsecured Notes

2020 Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (2020 Senior Unsecured Notes). On May 31, 2013, the Company completed an offer to exchange the outstanding 2020 Senior Unsecured Notes for an equal amount of such notes that are registered under the Securities Act of 1933, as amended (Securities Act). The net proceeds from the issuance of the 2020 Senior Unsecured Notes were used to reduce the outstanding indebtedness under the Company’s revolving credit agreement. The 2020 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2020 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2020 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.
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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at December 31, 2015.

2022 Senior Unsecured Notes

On July 16, 2014, the Company completed a private offering of $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (2022 Senior Unsecured Notes). On February 19, 2015, the Company completed an offer to exchange the outstanding 2022 Senior Unsecured Notes, for an equal amount of such notes that are registered under the Securities Act. The 2022 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at December 31, 2015.

c.     Senior Secured Notes

During 2010, the Company issued $75.0 million principal amount of senior secured notes due 2020 (Senior Secured Notes) pursuant to a note purchase agreement. The Senior Secured Notes had a maturity date of May 28, 2020. On July 16, 2014, the Company redeemed the Senior Secured Notes utilizing proceeds received from its common and preferred stock offerings. As a result of the early extinguishment, the Company paid an early termination fee of approximately $12.4 million to the holders of the Senior Secured Notes, which is recognized as a component of debt extinguishment costs during the year ended December 31, 2014 in the accompanying statements of earnings.

d.     Other debt

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the surgery centers with a book value of approximately $41.7 million. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

(13) Other Long-term Liabilities

The following table presents a summary of items comprising other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Accrued professional liabilities	$52,552	$41,802
Contingent purchase price payable	—	8,470
Deferred rent	18,958	16,814
Tax-effected unrecognized benefits	3,426	8,353
Other	21,247	14,004
Other long-term liabilities	$96,183	$89,443

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

Total income taxes expense (benefit) for the years ended December 31, 2015, 2014 and 2013 was included within the following sections of the consolidated financial statements as follows (in thousands):

	2015	2014	2013
Earnings from continuing operations	$113,790	$48,103	$48,654
Discontinued operations	(694)	(643)	9
Shareholders’ equity	(2,227)	(3,177)	(7,381)
Total	$110,869	$44,283	$41,282

Income tax expense from continuing operations for the years ended December 31, 2015, 2014 and 2013 was comprised of the following (in thousands):

	2015	2014	2013
Current:
Federal	$83,228	$8,640	$7,895
State	14,268	4,396	3,598
Deferred:
Federal	11,715	27,505	31,509
State	4,579	7,562	5,652
Income tax expense	$113,790	$48,103	$48,654

Income tax expense from continuing operations for the years ended December 31, 2015, 2014 and 2013 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following (in thousands):

	2015	2014	2013
Statutory federal income tax	$173,572	$102,967	$106,101
Less federal income tax assumed directly by noncontrolling interests	(76,364)	(66,783)	(64,219)
State income taxes, net of federal income tax benefit	11,604	6,616	5,539
Increase in valuation allowances	317	4,662	924
Interest related to unrecognized tax benefits	(548)	(161)	(155)
Other	5,209	802	464
Income tax expense	$113,790	$48,103	$48,654

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Decreases in interest and penalty obligations of $0.2 million, $0.1 million and $0.2 million were recognized in the consolidated statement of earnings for the years ended December 31, 2015, 2014 and 2013, respectively, resulting in a total recognition of interest and penalty obligations of approximately $0.8 million and $1.2 million in the consolidated balance sheet at December 31, 2015 and 2014, respectively.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The Company primarily has unrecognized tax benefits that represent an amortization deduction which is temporary in nature. A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$7,336	$6,330	$9,235
Additions for tax positions of current year	—	204	46
Increases (decreases) for tax positions taken during a prior period	(1,006)	1,069	—
Lapse of statute of limitations	(3,178)	(267)	(2,951)
Balance at end of year	$3,152	$7,336	$6,330

The Company believes that the total amount of increases in unrecognized tax benefits within the next 12 months is not considered significant. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $0.1 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Allowance for uncollectible accounts	$3,276	$1,096
Accrued assets and other	36,600	27,537
Share-based compensation	10,710	7,719
Interest on unrecognized tax benefits	113	245
Accrued liabilities and other	4,080	3,931
Medical malpractice	19,035	16,240
Operating and capital loss carryforwards	29,718	22,709
Valuation allowances	(21,814)	(17,457)
Total deferred tax assets	81,718	62,020
Deferred tax liabilities:
Prepaid expenses	1,789	2,435
Property and equipment, principally due to differences in depreciation	16,787	15,235
Goodwill, intangible assets and other, principally due to differences in amortization	762,640	655,358
Total deferred tax liabilities	781,216	673,028
Net deferred tax liabilities	$699,498	$611,008

The Company has provided valuation allowances on its gross deferred tax assets to the extent that management does not believe that it is more likely than not that such asset will be realized. Capital loss carryforwards began to expire in 2014, and state net operating losses began to expire in 2015.

(15)  Shareholders’ Equity

a. Common Stock

During December 2015, the Company issued 5,835,000 shares of its common stock in a public offering, at $80.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $19.1 million. Proceeds were used to repay a portion of the Company's revolving credit facility, to fund a portion of the acquisitions completed during the year ended 2015 and for general corporate purposes.

On July 2, 2014, the Company issued 9,775,000 shares of its common stock in a public offering, at $45.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $18.5 million. Proceeds from the issuance were used to satisfy certain debt obligations with the remaining amount utilized to fund a portion of the Sheridan acquisition. In addition, on July 16, 2014, the Company issued 5,713,909 shares of its common stock directly to the former owners of Sheridan as part of the total consideration for the Sheridan acquisition. The Company registered these shares with the SEC in October of 2014. The former owners of Sheridan subsequently sold their shares in November of 2014.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

During 2013, under a board authorized stock repurchase program, the Company purchased 1,154,378 shares of the Company's common stock for approximately $42.7 million, at an average price of $36.93 per share, in order to mitigate the dilutive effect of shares issued upon the exercise of stock options pursuant to the Company's stock incentive plans. The stock repurchase program expired during 2014.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements. During 2015 and 2014, the Company repurchased 67,000 shares and 100,720 shares, respectively, of common stock for approximately $3.7 million and $4.6 million, respectively.

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

During the year ended December 31, 2015, the Company's Board of Directors declared four dividends each totaling $1.3125 per share in cash, or $2.3 million, for the Company's mandatory convertible preferred stock. All dividends declared during 2015 have been paid except those dividends declared on November 19, 2015, which were funded to the paying agent to be paid on January 1, 2016 to the shareholders of record as of December 15, 2015.

On August 29, 2014, the Company's Board of Directors declared its first dividend of $1.2979 per share in cash, or $2.2 million and on November 25, 2014, the Company's Board of Directors declared a dividend for $1.3125 per share, or $2.3 million for the Company's mandatory convertible preferred stock.

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

Benefits of tax deductions in excess of recognized compensation cost are reported as a financing cash flow, thus reducing the Company’s net operating cash flows and increasing its financing cash flows by $4.0 million, $3.2 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

declare or pay any cash dividends in the foreseeable future except as required in accordance with the terms of the Company's mandatory convertible preferred stock.

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan. The Company also has unvested restricted stock and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, and the AmSurg Corp. 1997 Stock Incentive Plan, as amended, under which no additional awards may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. At December 31, 2015, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 900,039 shares were available for future equity grants. Restricted stock granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company has not issued options subsequent to 2008, and all outstanding options are fully vested. Options were granted at market value on the date of the grant and vested over four years. Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	2015	2014	2013
Share-based compensation expense	$15,009	$10,104	$8,321
Fair value of shares vested	13,220	15,126	11,742
Cash received from option exercises	2,584	2,630	33,349
Tax benefit from option exercises	4,001	3,177	7,247

As of December 31, 2015, the Company had total unrecognized compensation cost of approximately $16.6 million related to non-vested awards, which the Company expects to recognize through 2019 and over a weighted average period of 1.1 years. During the years ended December 31, 2015, 2014 and 2013, there were no options that were anti-dilutive.

A summary of the status of and changes for non-vested restricted shares for the three years ended December 31, 2015, is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at January 1, 2013	828,686	$22.50
Shares granted	291,863	31.66
Shares vested	(360,337)	21.55
Shares forfeited	(16,343)	23.11
Non-vested shares at December 31, 2013	743,869	$26.54
Shares granted	272,780	43.12
Shares vested	(336,160)	25.69
Shares forfeited	(12,380)	38.94
Non-vested shares at December 31, 2014	668,109	$33.51
Shares granted	313,498	56.19
Shares vested	(233,831)	28.19
Shares forfeited	(13,675)	42.15
Non-vested shares at December 31, 2015	734,101	$44.73

In addition to the non-vested restricted shares, during the year ended December 31, 2015, the Company granted 68,533 performance-based restricted stock units (RSUs) to certain of its officers and physician employees. The fair value of the Company's common stock on the grant date of these RSUs was $55.40. The RSUs will vest ratably over a three year period from the grant date. The conversion of the RSUs to restricted stock is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2015 and, if achieved, would occur during the first quarter of 2016. If the financial performance goal is not achieved, the RSUs will be forfeited. The number of RSUs that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At December 31, 2015, the financial performance goal was achieved at a level that will result in the conversion of the RSUs to restricted stock at 150%.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A summary of stock option activity for the three years ended December 31, 2015 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at January 1, 2013	1,662,830	$23.82	2.9
Options exercised with total intrinsic value of $33.3 million	(1,392,366)	23.95
Outstanding at December 31, 2013	270,464	$23.16	2.5
Options exercised with total intrinsic value of $2.6 million	(111,743)	23.53
Outstanding at December 31, 2014	158,721	$22.89	1.7
Options exercised with total intrinsic value of $4.9 million	(113,220)	22.81
Options terminated	(11,750)	23.42
Outstanding, Vested and Exercisable at December 31, 2015 with an aggregate intrinsic value of $1.8 million	33,751	$22.98	1.1

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2015 exercised their options at the Company’s closing stock price on December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2015:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$154,892	48,058	$3.22
Preferred stock dividends	9,056	—
Effect of dilutive securities, options and non-vested shares	—	3,554
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$163,948	51,612	$3.18

For the year ended December 31, 2014:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$50,777	39,311	$1.29
Effect of dilutive securities, options and non-vested shares	—	314
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$50,777	39,625	$1.28

For the year ended December 31, 2013:
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (basic)	$71,009	31,338	$2.27
Effect of dilutive securities, options and non-vested shares	—	616
Net earnings from continuing operations attributable to AmSurg Corp. common shareholders (diluted)	$71,009	31,954	$2.22

(16)  Leases

The Company has entered into various building and equipment capital and operating leases in operation and under development and for office space, expiring at various dates through 2037. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2015 were as follows (in thousands):

Year Ended December 31,	Capital Leases	Operating Leases
2016	$3,021	$55,636
2017	2,776	55,857
2018	2,502	53,515
2019	2,068	52,034
2020	1,866	50,378
Thereafter	12,991	331,746
Total minimum rentals	25,224	$599,166
Less amounts representing interest at rates ranging from 1.7% to 13.4%	6,611
Capital lease obligations	$18,613

At December 31, 2015, buildings and equipment with a cost of approximately $23.4 million and accumulated depreciation of approximately $5.6 million were held under capital leases. The Company and the partners in the partnerships have guaranteed payment of certain of these leases. Rental expense for operating leases for the years ended December 31, 2015, 2014 and 2013 was approximately $74.6 million, $66.1 million and $52.6 million, respectively.

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

Excluding transactions with investments in unconsolidated affiliates disclosed in Note 5, related party payments for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	2015	2014	2013
Operating leases	$27,622	$27,559	$29,240
Salaries and benefits	62,590	66,763	72,892
Billing fees	10,873	9,899	11,591
Medical advisory services	2,635	2,811	2,993

The Company also reimburses their physician partners for operating expenses paid by the physician partners to third party providers on the behalf of the surgery center. The Company believes that the foregoing transactions are reasonably expected to benefit the Company and that the amount of reimbursed expenses included in other operating expenses in the accompanying consolidated statements of earnings for each of the years ended December 31, 2015, 2014 and 2013 were not significant.

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

(18)  Employee Benefit Programs

The Company maintains multiple qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code. These plans are defined contribution plans covering substantially all employees of the Company and provide for voluntary contributions by employees, subject to certain limits. Company contributions are primarily based on specified percentages of employee compensation. In some instances, the plan may allow for elective or required Company contributions subject to the limits defined by each plan. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2015, 2014 and 2013 were approximately $14.1 million, $1.6 million and $1.1 million, respectively, and vest immediately or incrementally over a period of four to five years, depending on the plan and the tenures of the respective employees for which the contributions were made. During 2014, the Company recorded expenses of approximately $5.6 million related to Sheridan which represented the period July 16, 2014 through December 31, 2014.

The Company maintains the Supplemental Executive and Director Retirement Savings Plan. This plan is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation.  Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in prepaid and other current assets. Employer contributions to this plan for the years ended December 31, 2015, 2014 and 2013 were approximately $5.2 million, $0.8 million and $2.3 million, respectively. As of December 31, 2015 and 2014, the cash surrender value of the supplemental executive and director retirement savings plan investments, which are included in prepaid and other current assets in the accompanying consolidated balance sheets, was $16.6 million and $17.3 million, respectively.

(19)  Commitments and Contingencies

Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company's management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

Redeemable Noncontrolling Interests

Certain of the Company’s wholly-owned subsidiaries are responsible for all debts incurred but unpaid by the Company's less than wholly-owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2015. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Physician Services Headquarters Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which it intends to be the future headquarters of its physician services operations. The Company took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which it intends to occupy during the third quarter of 2016. In addition, the Company plans to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which it intends to occupy during the fourth quarter of 2016. Annual rent expense is expected to be approximately $2.9 million. The initial term of this lease agreement expires in February 2029.

(20) Segment Reporting

Prior to the Sheridan acquisition, the Company operated its centers as individual components of one operating and reportable segment. Upon completion of the Sheridan acquisition, the Company operates in two major lines of business - the operation of ambulatory surgery centers and providing multi-specialty outsourced physician services, which have been identified as its operating and reportable segments. Through the ambulatory services segment, the Company acquires, develops and operates ambulatory surgery centers in partnership with physicians. Through the physician services segment, the Company provides outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The following table presents financial information for each reportable segment (in thousands):

	Year ended December 31,
	2015	2014	2013
Net Revenue:
Ambulatory Services	$1,230,050	$1,109,935	$1,057,196
Physician Services (1)	1,336,834	512,014	—
Total	$2,566,884	$1,621,949	$1,057,196

Adjusted Segment EBITDA:
Ambulatory Services	$226,229	$197,377	$187,972
Physician Services (1)	266,031	107,105	—
Total	$492,260	$304,482	$187,972

Adjusted Segment EBITDA:	$492,260	$304,482	$187,972
Earnings from continuing operations attributable to noncontrolling interests	218,181	190,809	183,484
Interest expense, net	(121,586)	(83,285)	(29,525)
Depreciation and amortization	(97,493)	(60,344)	(32,400)
Share-based compensation	(15,009)	(10,104)	(8,321)
Net change in fair value of contingent consideration	(8,804)	—	—
Transaction costs	(8,324)	(33,890)	(300)
Debt extinguishment costs	—	(16,887)	—
Net gain on deconsolidations	36,694	3,411	2,237
Earnings from continuing operations before income taxes	$495,919	$294,192	$303,147

Acquisition and Capital Expenditures:
Ambulatory Services (2)	$168,593	$81,156	$102,450
Physician Services	854,401	28,909	—
Total	$1,022,994	$110,065	$102,450

	2015	2014
Assets:
Ambulatory Services	$2,609,479	$2,526,625
Physician Services	3,937,003	2,974,437
Total	$6,546,482	$5,501,062

(1)	On July 16, 2014, the Company completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

(2)	Excludes the purchase price to acquire Sheridan in 2014.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

Condensed Consolidating Balance Sheet - December 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,437	$27,507	$58,716	$—	$106,660
Restricted cash and marketable securities	—	—	13,506	—	13,506
Accounts receivable, net	—	223,434	113,896	—	337,330
Supplies inventory	—	—	21,406	—	21,406
Prepaid and other current assets	28,739	39,046	16,062	(8,076)	75,771
Total current assets	49,176	289,987	223,586	(8,076)	554,673
Property and equipment, net	12,515	14,601	162,052	—	189,168
Investments in and receivables from unconsolidated affiliates	4,901,026	1,775,272	—	(6,507,128)	169,170
Goodwill	—	1,956,741	—	2,013,469	3,970,210
Intangible assets, net	59,928	1,579,537	2,346	—	1,641,811
Other assets	4,653	1,717	17,078	(1,998)	21,450
Total assets	$5,027,298	$5,617,855	$405,062	$(4,503,733)	$6,546,482
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$11,677	$—	$20,377
Accounts payable	2,816	3,760	29,837	(3,852)	32,561
Accrued salaries and benefits	31,510	158,705	12,322	—	202,537
Accrued interest	30,463	—	17	—	30,480
Other accrued liabilities	13,962	76,590	32,909	(4,224)	119,237
Total current liabilities	87,451	239,055	86,762	(8,076)	405,192
Long-term debt	2,373,251	—	55,275	(23,396)	2,405,130
Deferred income taxes	268,573	432,923	—	(1,998)	699,498
Other long-term liabilities	4,560	71,509	20,114	—	96,183
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	63,060	112,672	175,732
Equity:
Total AmSurg Corp. equity	2,293,463	3,646,211	132,267	(3,778,478)	2,293,463
Noncontrolling interests – non-redeemable	—	—	47,584	423,700	471,284
Total equity	2,293,463	3,646,211	179,851	(3,354,778)	2,764,747
Total liabilities and equity	$5,027,298	$5,617,855	$405,062	$(4,503,733)	$6,546,482

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,351	$23,471	$50,257	$—	$208,079
Restricted cash and marketable securities	—	—	10,219	—	10,219
Accounts receivable, net	—	123,772	109,281	—	233,053
Supplies inventory	—	301	19,673	—	19,974
Prepaid and other current assets	46,097	37,826	13,795	(4,818)	92,900
Total current assets	180,448	185,370	203,225	(4,818)	564,225
Property and equipment, net	10,391	9,972	160,085	—	180,448
Investments in and receivables from unconsolidated affiliates	3,912,804	1,587,881	—	(5,425,210)	75,475
Goodwill	—	1,490,981	—	1,890,168	3,381,149
Intangible assets, net	67,678	1,203,218	2,983	—	1,273,879
Other assets	3,323	943	23,086	(1,466)	25,886
Total assets	$4,174,644	$4,478,365	$389,379	$(3,541,326)	$5,501,062
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$10,126	$—	$18,826
Accounts payable	1,849	35	31,781	(4,080)	29,585
Accrued salaries and benefits	25,035	101,395	13,614	—	140,044
Accrued interest	29,621	—	23	—	29,644
Other accrued liabilities	8,051	44,305	16,368	(738)	67,986
Total current liabilities	73,256	145,735	71,912	(4,818)	286,085
Long-term debt	2,206,950	—	53,648	(28,412)	2,232,186
Deferred income taxes	207,500	404,984	—	(1,466)	611,018
Other long-term liabilities	7,391	63,616	18,436	—	89,443
Intercompany payable	—	1,219,979	8,010	(1,227,989)	—
Noncontrolling interests – redeemable	—	—	63,544	120,555	184,099
Equity:
Total AmSurg Corp. equity	1,679,547	2,644,051	130,206	(2,774,257)	1,679,547
Noncontrolling interests – non-redeemable	—	—	43,623	375,061	418,684
Total equity	1,679,547	2,644,051	173,829	(2,399,196)	2,098,231
Total liabilities and equity	$4,174,644	$4,478,365	$389,379	$(3,541,326)	$5,501,062

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$28,554	$1,331,042	$1,245,292	$(38,004)	$2,566,884
Operating expenses:
Salaries and benefits	69,102	937,484	308,313	(507)	1,314,392
Supply cost	—	2,436	181,866	(80)	184,222
Other operating expenses	24,682	145,369	265,160	(37,417)	397,794
Transaction costs	1,762	6,562	—	—	8,324
Depreciation and amortization	3,912	61,658	31,923	—	97,493
Total operating expenses	99,458	1,153,509	787,262	(38,004)	2,002,225
Gain (loss) on deconsolidations	—	37,350	(656)	—	36,694
Equity in earnings of unconsolidated affiliates	349,139	251,093	—	(584,080)	16,152
Operating income	278,235	465,976	457,374	(584,080)	617,505
Interest expense, net	41,140	77,947	2,499	—	121,586
Earnings from continuing operations before income taxes	237,095	388,029	454,875	(584,080)	495,919
Income tax expense	73,159	38,891	1,740	—	113,790
Net earnings from continuing operations	163,936	349,138	453,135	(584,080)	382,129
Net loss from discontinued operations	(989)	—	(24)	—	(1,013)
Net earnings	162,947	349,138	453,111	(584,080)	381,116
Net earnings attributable to noncontrolling interests	—	—	218,169	—	218,169
Net earnings attributable to AmSurg Corp. shareholders	162,947	349,138	234,942	(584,080)	162,947
Preferred stock dividends	(9,056)	—	—	—	(9,056)
Net earnings attributable to AmSurg Corp. common shareholders	$153,891	$349,138	$234,942	$(584,080)	$153,891
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$154,880	$349,138	$234,954	$(584,080)	$154,892
Loss from discontinued operations, net of income tax	(989)	—	(12)	—	(1,001)
Net earnings attributable to AmSurg Corp. common shareholders	$153,891	$349,138	$234,942	$(584,080)	$153,891

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$24,773	$508,572	$1,112,940	$(24,336)	$1,621,949
Operating expenses:
Salaries and benefits	65,697	350,615	284,050	(5,786)	694,576
Supply cost	—	1,292	163,004	—	164,296
Other operating expenses	18,667	53,413	231,398	(18,550)	284,928
Transaction costs	29,004	4,886	—	—	33,890
Depreciation and amortization	4,044	25,610	30,690	—	60,344
Total operating expenses	117,412	435,816	709,142	(24,336)	1,238,034
Gain on deconsolidation	—	3,411	—	—	3,411
Equity in earnings of unconsolidated affiliates	237,657	211,889	—	(442,508)	7,038
Operating income	145,018	288,056	403,798	(442,508)	394,364
Interest expense, net	47,997	33,026	2,262	—	83,285
Debt extinguishment costs	16,887	—	—	—	16,887
Earnings from continuing operations before income taxes	80,134	255,030	401,536	(442,508)	294,192
Income tax expense	29,166	17,373	1,564	—	48,103
Net earnings from continuing operations	50,968	237,657	399,972	(442,508)	246,089
Net earnings (loss) from discontinued operations	2,733	—	(4,029)	—	(1,296)
Net earnings	53,701	237,657	395,943	(442,508)	244,793
Net earnings attributable to noncontrolling interests	—	21	191,071	—	191,092
Net earnings attributable to AmSurg Corp. shareholders	53,701	237,636	204,872	(442,508)	53,701
Preferred stock dividends	(4,503)	—	—	—	(4,503)
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$237,636	$204,872	$(442,508)	$49,198
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$46,465	$237,636	$209,184	$(442,508)	$50,777
Earnings (loss) from discontinued operations, net of income tax	2,733	—	(4,312)	—	(1,579)
Net earnings attributable to AmSurg Corp. common shareholders	$49,198	$237,636	$204,872	$(442,508)	$49,198

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$24,167	$—	$1,050,547	$(17,518)	$1,057,196
Operating expenses:
Salaries and benefits	61,038	—	267,014	(467)	327,585
Supply cost	—	—	153,126	—	153,126
Other operating expenses	22,360	—	211,192	(17,051)	216,501
Transaction costs	300	—	—	—	300
Depreciation and amortization	3,186	—	29,214	—	32,400
Total operating expenses	86,884	—	660,546	(17,518)	729,912
Gain on deconsolidation	—	2,237	—	—	2,237
Equity in earnings of unconsolidated affiliates	207,199	204,962	—	(409,010)	3,151
Operating income	144,482	207,199	390,001	(409,010)	332,672
Interest expense, net	27,282	—	2,243	—	29,525
Earnings from continuing operations before income taxes	117,200	207,199	387,758	(409,010)	303,147
Income tax expense	47,139	—	1,515	—	48,654
Net earnings from continuing operations	70,061	207,199	386,243	(409,010)	254,493
Net earnings from discontinued operations	2,642	—	4,409	—	7,051
Net earnings	72,703	207,199	390,652	(409,010)	261,544
Net earnings attributable to noncontrolling interests	—	—	188,841	—	188,841
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703
Amounts attributable to AmSurg Corp. common shareholders:
Earnings from continuing operations, net of income tax	$70,061	$207,199	$202,759	$(409,010)	$71,009
Earnings (loss) from discontinued operations, net of income tax	2,642	—	(948)	—	1,694
Net earnings attributable to AmSurg Corp. common shareholders	$72,703	$207,199	$201,811	$(409,010)	$72,703

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$40,432	$353,932	$489,820	$(346,225)	$537,959
Cash flows from investing activities:
Acquisitions and related transactions	(757,775)	(969,259)	—	764,345	(962,689)
Acquisition of property and equipment	(5,876)	(22,988)	(31,441)	—	(60,305)
Proceeds from sale of interests in surgery centers	—	7,114	—	—	7,114
Purchases of marketable securities	—	—	(3,984)	—	(3,984)
Maturities of marketable securities	—	—	4,233	—	4,233
Other	—	(2,927)	1,733	—	(1,194)
Net cash flows used in investing activities	(763,651)	(988,060)	(29,459)	764,345	(1,016,825)
Cash flows from financing activities:
Proceeds from long-term borrowings	546,000	—	14,133	—	560,133
Repayment on long-term borrowings	(379,700)	—	(12,886)	—	(392,586)
Distributions to owners, including noncontrolling interests	—	(109,862)	(451,262)	346,225	(214,899)
Capital contributions	—	757,775	—	(757,775)	—
Proceeds from common stock offering	466,777	—	—	—	466,777
Payments of equity issuance costs	(19,058)	—	—	—	(19,058)
Financing cost incurred	(1,101)	—	(10)	—	(1,111)
Changes in intercompany balances with affiliates, net	5,016	—	(5,016)	—	—
Other financing activities, net	(8,629)	(9,749)	3,139	(6,570)	(21,809)
Net cash flows provided by (used in) financing activities	609,305	638,164	(451,902)	(418,120)	377,447
Net increase (decrease) in cash and cash equivalents	(113,914)	4,036	8,459	—	(101,419)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$20,437	$27,507	$58,716	$—	$106,660

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2014 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$96,681	$298,415	$430,880	$(413,605)	$412,371
Cash flows from investing activities:
Acquisitions and related transactions	(2,124,124)	(2,188,191)	1,520	2,126,737	(2,184,058)
Acquisition of property and equipment	(7,877)	(9,933)	(22,407)	—	(40,217)
Proceeds from sale of interests in surgery centers	—	7,069	—	—	7,069
Purchases of marketable securities	—	—	(6,474)	—	(6,474)
Maturities of marketable securities	—	—	3,486	—	3,486
Other	(3,068)	(6,594)	4,721	—	(4,941)
Net cash flows used in investing activities	(2,135,069)	(2,197,649)	(19,154)	2,126,737	(2,225,135)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,040,000	—	8,958	—	2,048,958
Repayment on long-term borrowings	(396,493)	—	(11,982)	—	(408,475)
Distributions to owners, including noncontrolling interests	—	(202,247)	(401,455)	413,605	(190,097)
Capital contributions	—	2,124,124	—	(2,124,124)	—
Proceeds from preferred stock offering	172,500	—	—	—	172,500
Proceeds from common stock offering	439,875	—	—	—	439,875
Payments of equity issuance costs	(24,494)	—	—	—	(24,494)
Financing cost incurred	(65,811)	—	—	—	(65,811)
Changes in intercompany balances with affiliates, net	2,965	—	(2,965)	—	—
Other financing activities, net	(2,513)	828	1,845	(2,613)	(2,453)
Net cash flows provided by (used in) financing activities	2,166,029	1,922,705	(405,599)	(1,713,132)	1,970,003
Net increase in cash and cash equivalents	127,641	23,471	6,127	—	157,239
Cash and cash equivalents, beginning of period	6,710	—	44,130	—	50,840
Cash and cash equivalents, end of period	$134,351	$23,471	$50,257	$—	$208,079

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2013 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$45,127	$208,773	$426,572	$(347,648)	$332,824
Cash flows from investing activities:
Acquisitions and related transactions	—	(74,288)	—	694	(73,594)
Acquisition of property and equipment	(3,693)	—	(25,163)	—	(28,856)
Proceeds from sale of interests in surgery centers	—	3,553	—	—	3,553
Other	—	159	—	—	159
Net cash flows used in investing activities	(3,693)	(70,576)	(25,163)	694	(98,738)
Cash flows from financing activities:
Proceeds from long-term borrowings	152,700	—	9,504	—	162,204
Repayment on long-term borrowings	(188,081)	—	(14,002)	—	(202,083)
Distributions to owners, including noncontrolling interests	—	(138,875)	(392,922)	347,648	(184,149)
Changes in intercompany balances with affiliates, net	88	—	(88)	—	—
Other financing activities, net	(6,690)	678	1,090	(694)	(5,616)
Net cash flows used in financing activities	(41,983)	(138,197)	(396,418)	346,954	(229,644)
Net increase (decrease) in cash and cash equivalents	(549)	—	4,991	—	4,442
Cash and cash equivalents, beginning of period	7,259	—	39,139	—	46,398
Cash and cash equivalents, end of period	$6,710	$—	$44,130	$—	$50,840

(22)  Subsequent Events

The Company assessed events occurring subsequent to December 31, 2015 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Quarterly Statement of Earnings Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2015 and 2014. The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2015				2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3 (1)	Q4

	(In thousands, except per share data)
Net revenues	$570,445	$641,950	$650,227	$704,262	$259,561	$278,227	$502,350	$581,811
Earnings from continuing operations before income taxes	83,004	115,940	135,797	161,178	73,028	80,487	39,142	101,535
Net earnings from continuing operations	68,755	90,747	98,279	124,348	60,046	67,689	39,120	79,234
Net earnings (loss) from discontinued operations	—	—	—	(1,013)	68	483	(1,697)	(150)
Net earnings	68,755	90,747	98,279	123,335	60,114	68,172	37,423	79,084
Net earnings (loss) attributable to AmSurg Corp. common shareholders:
Continuing	18,774	31,411	40,397	64,310	17,392	18,771	(10,697)	25,311
Discontinued	—	—	—	(1,001)	(197)	190	(1,376)	(196)
Net earnings (loss)	$18,774	$31,411	$40,397	$63,309	$17,195	$18,961	$(12,073)	$25,115
Basic net earnings (loss) from continuing operations per share	$0.39	$0.66	$0.85	$1.31	$0.55	$0.59	$(0.23)	$0.53
Basic net earnings (loss) per share	$0.39	$0.66	$0.85	$1.28	$0.54	$0.60	$(0.26)	$0.53
Diluted net earnings (loss) from continuing operations per share	$0.39	$0.65	$0.83	$1.26	$0.54	$0.58	$(0.23)	$0.53
Diluted net earnings (loss) per share	$0.39	$0.65	$0.83	$1.24	$0.54	$0.59	$(0.26)	$0.53

(1)     The results of operations for Sheridan are effective July 16, 2014. Additionally, $16.9 million of debt extinguishment costs and $25.1 million of transaction costs were incurred during the quarter.

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

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Our review excluded acquisitions that occurred in 2015, whose consolidated assets of approximately $1.2 billion and whose net revenues of approximately $179.1 million, were included in the Company’s consolidated balance sheet and statement of earnings as of and for the year ended December 31, 2015. We expect that our internal control system will be fully implemented at the acquired entities during 2016 and correspondingly evaluated by us for effectiveness. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the internal control over financial reporting of AmSurg Corp. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the Company’s acquisitions occurring during 2015, whose financial statements constitute approximately $1.2 billion of consolidated assets and approximately $179.1 of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting of the Company’s 2015 acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 25, 2016

Item 9A. Controls and Procedures - (continued)	Table of Contents

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Election of Directors,” is incorporated herein by reference.  Pursuant to General Instruction G(3), information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

Information with respect to our code of ethics, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the captions “Code of Conduct” and “Code of Ethics,” is incorporated herein by reference.

Information with respect to our audit committee and audit committee financial experts, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Election of Directors,” is incorporated herein by reference.

Item 11.      Executive Compensation

Information required by this caption, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Executive Compensation,” is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Stock Ownership” and information with respect to our equity compensation plans at December 31, 2015, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Equity Compensation Plan Information,” is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.

Information with respect to the independence of our directors, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Corporate Governance,” is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, set forth in our Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016, under the caption “Fees Billed to Us by Deloitte & Touche LLP During 2015 and 2014,” is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AmSurg Corp.
Nashville, Tennessee

We have audited the consolidated financial statements of AmSurg Corp. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 25, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
February 25, 2016

S-1

AmSurg Corp.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Balance at	Charged to	Charge-off	Balance
	Beginning	Cost and	Against	at End of
	of Period	Expenses	Allowances	Period
Allowance for uncollectible accounts included under the balance sheet caption “Accounts receivable”:
Year ended December 31, 2015	$113,357	$287,427	$(233,373)	$167,411
Year ended December 31, 2014	27,862	139,274	(53,779)	113,357
Year ended December 31, 2013	22,379	21,983	(16,500)	27,862

S-2

(3) Exhibits	Table of Contents

Exhibit		Description

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

3.1		Second Amended and Restated Charter of AmSurg, as amended (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, dated May 22, 2015)

3.2		Second Amended and Restated Bylaws of AmSurg, as amended (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, dated May 22, 2012)

4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 10/A-4 (filed with the Commission on July 13, 2001))

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

4.4
First Supplemental Indenture, dated as of July 16, 2014, between AmSurg Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, dated July 22, 2014)

4.5
Supplemental Indenture, dated as of July 16, 2014, among AmSurg Corp., the subsidiary guarantors listed therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, dated July 22, 2014)

4.6		Form of 5.625% Rule 144A Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated July 22, 2014)

4.7		Form of 5.625% Regulation S Senior Note due 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated July 22, 2014)

10.1	*
Form of Indemnification Agreement with directors, executive officers and advisors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (filed with the Commission on February 4, 2014))

10.2	*	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.3	*	First Amendment to Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K, dated November 21, 2006)

10.4	*	Form of Non-Qualified Stock Option Agreement – 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 2, 2005)

10.5		Lease Agreement dated February 24, 1999 between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.6
First Amendment to Lease Agreement dated June 27, 2001 by and between Burton Hills III, LLC and AmSurg (incorporated by reference to Exhibit 10 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.7
Second Amendment to Lease Agreement dated January 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.8
Third Amendment to Lease Agreement dated September 1, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.9
Fourth Amendment to Lease Agreement dated October 31, 2003 by and between Burton Hills III Partnership and AmSurg (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003)

10.10
Fifth Amendment to Lease Agreement, dated November 9, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2012)

10.11
Sixth Amendment to Lease Agreement, dated December 27, 2012, between Burton Hills III Investments and AmSurg Corp. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated January 3, 2013)

10.12		Lease Agreement, dated December 27, 2012, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, dated January 3, 2013)

10.13
First Amendment to Lease Agreement, dated February 15, 2013, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2012)

10.14
Second Amendment to Lease Agreement, dated April 11, 2013, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2013)

10.15
Third Amendment to Lease Agreement, dated October 13, 2013, between Burton 6, LLC and AmSurg Corp. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2013)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.16		Office Lease, By and Between 8000 West Sunrise Lot B, as Landlord and AmSurg Corp., as Tenant (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 22, 2015)

10.17	*	Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated January 6, 2012)

10.18	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated November 22, 2013)

10.19	*	Form of Restricted Share Award Agreement for Non-Employee Directors – 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K, dated February 21, 2007)

10.20	*	Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, dated February 21, 2007)

10.21	*	Form of Restricted Share Award for Employees – 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated May 26, 2010)

10.22	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.23	*
Second Amended and Restated Employment Agreement, dated November 21, 2013, between AmSurg and Christopher A. Holden (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated November 22, 2013)

10.24	*
Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, dated February 4, 2014)

10.25	*
Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Kevin D. Eastridge (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated February 4, 2014)

10.26	*
Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg and Phillip A. Clendenin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, dated February 4, 2014)

10.27	*	Employment Agreement dated, July 16, 2014, between the Company and Robert Coward (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.28	*	Schedule of Non-employee Director Compensation

10.29
Credit Agreement, dated as of July 16, 2014, among AmSurg Corp., the banks and other financial institutions from time to time party thereto, and Citibank, N.A., in its capacity as Administrative Agent for the lenders (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.30
Incremental Agreement No. 1, dated October 21, 2015, by and among the Company, Citibank, N.A., as administrative agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated October 27, 2015)

10.31	*	AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, dated May 21, 2014)

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.32	*	Form of Restricted Stock Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.33	*	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 9, 2015)

12.1		Statement of Computation of Ratios of Earnings to Fixed Charges

21.1		Subsidiaries of AmSurg

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in the signature page hereto)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.

	*	Management contract or compensatory plan, contract or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMSURG CORP.

Date: February 25, 2016

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

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
Christopher A. Holden

/s/ Claire M. Gulmi	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	February 25, 2016
Claire M. Gulmi

/s/ Steven I. Geringer	Chairman of the Board	February 25, 2016
Steven I. Geringer

/s/ Thomas G. Cigarran	Director	February 25, 2016
Thomas G. Cigarran

/s/ James A. Deal	Director	February 25, 2016
James A. Deal

/s/ John T. Gawaluck	Director	February 25, 2016
John T. Gawaluck

/s/ Henry D. Herr	Director	February 25, 2016
Henry D. Herr

/s/ Joey A. Jacobs	Director	February 25, 2016
Joey A. Jacobs

/s/ Kevin P. Lavender	Director	February 25, 2016
Kevin P. Lavender

/s/ Cynthia S. Miller	Director	February 25, 2016
Cynthia S. Miller

/s/ John W. Popp, Jr., M.D.	Director	February 25, 2016
John W. Popp, Jr., M.D.