Form 10-Q
period 2016-03-31
AMSURG CORP
filed 2016-05-06
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Yes [  ]                    No [X]

As of May 4, 2016 there were outstanding 54,797,634 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Three Months Ended March 31, 2016

i

Part I

Item 1. Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$85,883	$106,660
Restricted cash and marketable securities	14,435	13,506
Accounts receivable, net of allowance of $188,086 and $167,411, respectively	352,891	337,330
Supplies inventory	21,584	21,406
Prepaid and other current assets	76,513	75,771
Total current assets	551,306	554,673
Property and equipment, net	191,920	189,168
Investments in unconsolidated affiliates	172,826	169,170
Goodwill	3,967,902	3,970,210
Intangible assets, net	1,580,337	1,594,637
Other assets	19,655	21,450
Total assets	$6,483,946	$6,499,308
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$20,231	$20,377
Accounts payable	26,412	32,561
Accrued salaries and benefits	204,191	202,537
Accrued interest	18,005	30,480
Other accrued liabilities	101,861	119,237
Total current liabilities	370,700	405,192
Long-term debt	2,336,284	2,357,956
Deferred income taxes	706,452	699,498
Other long-term liabilities	99,007	96,183
Commitments and contingencies
Noncontrolling interests – redeemable	174,671	175,732
Equity:
Preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 120,000 shares authorized, 54,789 and 54,294 shares issued and outstanding, respectively	1,349,877	1,345,418
Retained earnings	810,012	781,413
Total AmSurg Corp. equity	2,326,521	2,293,463
Noncontrolling interests – non-redeemable	470,311	471,284
Total equity	2,796,832	2,764,747
Total liabilities and equity	$6,483,946	$6,499,308

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (unaudited) (In thousands, except earnings per share)

	Three Months Ended March 31,
	2016	2015
Revenues	$818,286	$638,197
Provision for uncollectibles	(93,608)	(67,752)
Net revenue	724,678	570,445
Operating expenses:
Salaries and benefits	409,839	302,179
Supply cost	46,963	42,584
Other operating expenses	107,682	90,570
Transaction costs	1,390	1,471
Depreciation and amortization	29,072	22,818
Total operating expenses	594,946	459,622
Net loss on deconsolidations	—	(223)
Equity in earnings of unconsolidated affiliates	6,579	2,651
Operating income	136,311	113,251
Interest expense, net	30,810	30,247
Earnings before income taxes	105,501	83,004
Income tax expense	20,797	14,249
Net earnings	84,704	68,755
Less net earnings attributable to noncontrolling interests	53,841	47,717
Net earnings attributable to AmSurg Corp. shareholders	30,863	21,038
Preferred stock dividends	(2,264)	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$28,599	$18,774

Net earnings per share attributable to common shareholders:
Basic	$0.53	$0.39
Diluted	$0.53	$0.39
Weighted average number of shares and share equivalents outstanding:
Basic	53,665	47,572
Diluted	54,001	47,905

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
						Noncontrolling		Interests –
						Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2015	54,294	$1,345,418	1,725	$166,632	$781,413	$471,284	$2,764,747	$175,732
Net earnings	—	—	—	—	30,863	17,477	48,340	36,364
Issuance of restricted stock	567	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	13	276	—	—	—	—	276	—
Stock repurchased	(78)	(5,688)	—	—	—	—	(5,688)	—
Share-based compensation	—	7,168	—	—	—	—	7,168	—
Tax benefit related to exercise of share-based awards	—	3,605	—	—	—	—	3,605	—
Dividends paid on preferred stock	—	—	—	—	(2,264)	—	(2,264)	—
Acquisitions and other transactions impacting noncontrolling interests	—	542	—	—	—	(1,233)	(691)	(4)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(18,688)	(18,688)	(37,866)
Disposals and other transactions impacting noncontrolling interests	—	(1,444)	—	—	—	1,471	27	445
Balance at March 31, 2016	54,789	$1,349,877	1,725	$166,632	$810,012	$470,311	$2,796,832	$174,671

Balance at January 1, 2015	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	21,038	15,037	36,075	32,680
Issuance of restricted stock	296	—	—	—	—	—	—	—
Cancellation of restricted stock	(6)	—	—	—	—	—	—	—
Stock options exercised	77	1,746	—	—	—	—	1,746	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	3,709	—	—	—	—	3,709	—
Tax benefit related to exercise of share-based awards	—	3,317	—	—	—	—	3,317	—
Dividends paid on preferred stock	—	—	—	—	(2,264)	—	(2,264)	—
Acquisitions and other transactions impacting noncontrolling interests	—	144	—	—	—	23,012	23,156	(646)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(14,564)	(14,564)	(32,544)
Disposals and other transactions impacting noncontrolling interests	—	(1,877)	—	—	—	2,951	1,074	(130)
Balance at March 31, 2015	48,413	$888,748	1,725	$166,632	$646,296	$445,120	$2,146,796	$183,459

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$84,704	$68,755
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	29,072	22,818
Amortization of deferred loan costs	2,140	2,074
Provision for uncollectibles	99,440	73,999
Net loss on deconsolidations	—	223
Share-based compensation	7,168	3,709
Excess tax benefit from share-based compensation	(3,605)	(3,317)
Deferred income taxes	6,602	3,334
Equity in earnings of unconsolidated affiliates	(6,579)	(2,651)
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(114,523)	(74,214)
Supplies inventory	(178)	(30)
Prepaid and other current assets	(8,423)	13,842
Accounts payable	(6,108)	(2,526)
Accrued expenses and other liabilities	(11,056)	(7,886)
Other, net	3,119	697
Net cash flows provided by operating activities	81,773	98,827
Cash flows from investing activities:
Acquisitions and related expenses	(2,990)	(126,578)
Acquisition of property and equipment	(15,691)	(14,783)
Maturities of marketable securities	2,240	—
Other	(1,509)	(220)
Net cash flows used in investing activities	(17,950)	(141,581)
Cash flows from financing activities:
Proceeds from long-term borrowings and revolving credit facility	16,197	2,227
Repayment on long-term borrowings and revolving credit facility	(40,332)	(5,213)
Distributions to noncontrolling interests	(56,801)	(47,202)
Proceeds from issuance of common stock upon exercise of stock options	276	1,746
Repurchase of common stock	(5,688)	(3,684)
Other	1,748	2,957
Net cash flows used in financing activities	(84,600)	(49,169)
Net decrease in cash and cash equivalents	(20,777)	(91,923)
Cash and cash equivalents, beginning of period	106,660	208,079
Cash and cash equivalents, end of period	$85,883	$116,156

Supplemental cash flow information:
Interest payments	$41,250	$40,043
Income tax paid, net of refunds	$8,897	$(88)

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp.
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all normal recurring adjustments, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AmSurg Corp.'s (Company) Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Ambulatory Services

The Company, through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited liability companies (LLCs) and limited partnerships (LPs) which own and operate ambulatory surgery centers (ASCs, surgery centers or centers). All LLCs and LPs are referred to herein as “partnerships” and “partners”, respectively. The Company has variable interests in the partnerships through its equity ownership interests. Each partnership is considered a variable interest entity (VIE) due to its structure as a limited partnership or functional equivalent under Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2015-02 “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which was adopted effective January 1, 2016. For those partnerships in which the Company’s ownership interest is 51% or greater, the Company is considered the primary beneficiary. The Company is the primary beneficiary due to 1) ownership interest, operating agreements allowing the Company to govern the day-to-day activities, and the Company’s position as the managing member or general partner and 2) the Company's obligation to absorb losses or the right to receive returns proportionate to its equity interest in the partnerships. For the 23 partnerships in which the Company’s ownership interest is less than 51%, the Company is not deemed the primary beneficiary and therefore those partnerships are not consolidated with the exception of 2 partnerships which are consolidated because the Company holds substantive participation rights and has the obligation to absorb losses or right to receive returns proportionate to its equity interest in the partnerships. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated partnerships. The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

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

Physician Services

The Company, through its wholly-owned subsidiary Sheridan Healthcare, is also a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. The Company focuses on delivering comprehensive physician services, primarily in the areas of anesthesiology, radiology, children's services and emergency medicine to

Item 1. Financial Statements - (continued)	Table of Contents

healthcare facilities. Through its contracts with healthcare facilities, the Company is authorized to bill and collect charges for fee for service medical services rendered by its healthcare professionals and employees in exchange for the provision of services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established to supplement payments from third-party payors. The Company also provides physician services and manages office-based practices in the areas of gynecology, obstetrics and perinatology. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is primarily used in states which prohibit the corporate practice of medicine. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs which is consistent with the operation of the Company's wholly-owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

Variable Interest Entities
For its PCs and certain of its partnerships, the Company is considered the primary beneficiary of the variable interest entities and consolidates under the Variable Interest Model in ASC 810. The total assets of the VIEs, which are included in the accompanying March 31, 2016 and December 31, 2015 consolidated balance sheets, were $735.3 million and $740.1 million, respectively, and the total liabilities of the VIEs were $299.3 million and $299.0 million, as of March 31, 2016 and December 31, 2015, respectively. Included in total assets as of March 31, 2016 and December 31, 2015, respectively, were $174.4 million and $176.8 million of assets which were restricted to use and could only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to the Company, with the exception of $17.4 million and $21.7 million of debt guaranteed by the Company at March 31, 2016 and December 31, 2015, respectively. The restricted assets and obligations, which are either restricted for use in the VIE or the creditor did not have recourse to the Company, generally consisted of the portion of assets and liabilities attributable to the Company's non-controlling partners.

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a variable interest entity. The Company has a variable interest in these investments through its equity interests; however, the Company is not the primary beneficiary of these entities as it only holds 50% or less of the voting rights and does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. As a result, the Company has accounted for these investments under the equity method of accounting. The Company's investment in these entities was $172.8 million and $169.2 million as of March 31, 2016 and December 31, 2015, respectively, and is reflected in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates.

The Company has recorded its share of the earnings of these investments of $6.6 million and $2.7 million as a component of equity in earnings of the unconsolidated affiliates in the accompanying statements of earnings during the three months ended March 31, 2016 and March 31, 2015, respectively. The Company recognized management and billing fees totaling $6.3 million and $3.4 million during the three months ended March 31, 2016 and March 31, 2015 respectively, which are included in net revenue in the accompanying consolidated statements of earnings. The Company has also recorded receivables from these entities in the amount of $8.1 million and $2.3 million as of March 31, 2016 and December 31, 2015, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

Restricted Cash and Marketable Securities

As of March 31, 2016 and December 31, 2015, the Company had $26.8 million and $27.4 million, respectively, of restricted cash and marketable securities in the accompanying consolidated balance sheets the majority of which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $12.4 million and $13.9 million as of March 31, 2016 and December 31, 2015, respectively, of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. Restricted cash and marketable securities reflected as a component of total current assets in the accompanying consolidated balance sheets represent amounts available to satisfy the claims payments estimated to occur in the next 12 months. As of March 31, 2016 and December 31, 2015, the Company had $0.5 million and $2.7

Item 1. Financial Statements - (continued)	Table of Contents

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to reflect the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as discussed further under “Recent Accounting Pronouncements.” The impact of the reclassification made to prior period balance sheet is presented below.

	December 31, 2015
Consolidated Balance Sheet:	Previously reported	Reclassification	Revised
Intangible assets, net	$1,641,811	$(47,174)	$1,594,637
Long-term debt	$2,405,130	$(47,174)	$2,357,956

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which granted a one-year deferral of this ASU. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” clarifying how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The guidance in ASU 2014-09 and ASU 2016-08 will now be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis”. The new guidance makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. The Company adopted this standard effective January 1, 2016 and applied the adoption retrospectively. The adoption of the standard did not result in a change of consolidated subsidiaries nor did it result in any impact to the Company's consolidated financial position, results of operations or cash flows as of and for the three months ended March 31, 2016 or for any previous period.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-50), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” which incorporates into the Accounting Standards Codification an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standards are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2016 and accordingly, reclassified $47.2 million of deferred debt issuance costs from intangible assets, net to a reduction in long-term debt at December 31, 2015, in the accompanying balance sheets (see reclassification above).

Item 1. Financial Statements - (continued)	Table of Contents

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which amends existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the balance sheet and making changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective application for all leases existing at, or entered into, after the date of initial application, with an option to use certain transition relief. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which will change how companies account for certain aspects of share-based payments to employees by requiring companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During the three months ended March 31, 2016 and 2015, the Company derived approximately 26% and 25%, respectively, of its ambulatory services revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.

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

Item 1. Financial Statements - (continued)	Table of Contents

Net revenue for the physician services segment consists of the following major payors (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Medicare	$58,774	14%	$41,329	14%
Medicaid	30,825	7	18,580	6
Commercial and managed care	324,171	78	220,118	77
Self-pay	61,717	15	43,271	15
Net fee for service revenue	475,487	114	323,298	113
Contract and other revenue	35,665	9	30,989	11
Provision for uncollectibles	(93,608)	(22)	(67,752)	(24)
Net revenue for physician services	$417,544	100%	$286,535	100%

(3) Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. The Company tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its allowance for doubtful accounts policy for its physician services segment quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous twelve month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third-party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statements of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was approximately $5.8 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively. Bad debt expense related to physician services was $93.6 million and $67.8 million for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, allowances for doubtful accounts were $188.1 million and $167.4 million, respectively. The increase in the allowance for doubtful accounts is primarily a result of having a full quarter of operations for acquisitions completed during the fourth quarter of 2015. At March 31, 2016 and December 31, 2015, approximately 81% and 80%, respectively, of the Company’s allowance for doubtful accounts was related to fee for service patient receivables associated with the physician services segment. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors, and by the geographic dispersion of the Company's operations.

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

Ambulatory Services Acquisitions

During the three months ended March 31, 2015, the Company, through a wholly-owned subsidiary, acquired a controlling interest in one surgery center. The aggregate amount paid for the center and for settlement of purchase price payable obligations during the three months ended March 31, 2015 was approximately $41.9 million, and was paid with a combination of available cash and operating cash flow. During the three months ended March 31, 2016, the Company did not acquire any surgery centers.

The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

Physician Services Acquisitions

The Company completed the acquisition of one physician practice in the three months ended March 31, 2016 and three physician practices in the three months ended March 31, 2015. The total consideration consisted of cash of $3.0 million and $84.7 million, respectively, which was funded at closing through available cash and operating cash flow. As a result of certain acquisitions completed during prior periods, the Company has agreed to pay as additional consideration amounts which are contingent on the acquired entities achieving future performance metrics. As of March 31, 2016 and December 31, 2015, the Company had accrued $5.5 million as a component of other accrued liabilities in the accompanying consolidated balance sheets, which represents management's estimate of the fair values of the contingent consideration. As of March 31, 2016, the Company estimates it may have to pay between $5.0 million and $6.0 million in future contingent payments for acquisitions made prior to December 31, 2015 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisitions over each respective measurement period. The acquisition completed during the three months ended March 31, 2016 did not contain provisions for contingent consideration.

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

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for one physician services acquisition completed in the three months ended March 31, 2016, including post acquisition date adjustments recorded to purchase price allocations, was not significant. During 2016, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2015.

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

Item 1. Financial Statements - (continued)	Table of Contents

accounting for acquired intangible assets. Additionally, the Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests associated with acquisitions completed in the last 12 months. Acquired assets and assumed liabilities include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The Company expects to finalize the purchase price allocation for its most recent acquisitions as soon as practical.

During the three months ended March 31, 2016 and 2015, the Company incurred approximately $1.4 million and $1.5 million of transaction costs, respectively.

During the three months ended March 31, 2016, the net revenue and net earnings attributable to the physician practice acquisition were not considered significant. Net revenue and net earnings associated with completed acquisitions during the three months ended March 31, 2015 are as follows (in thousands):

Three Months Ended March 31, 2015
Net revenue	$14,989

Net earnings	2,613
Less: Net earnings attributable to noncontrolling interests	761
Net earnings attributable to AmSurg Corp. common shareholders	$1,852

The unaudited consolidated pro forma results for the three months ended March 31, 2016 and 2015, assuming all 2016 acquisitions had been consummated on January 1, 2015, and all 2015 acquisitions had been consummated on January 1, 2014 are as follows (in thousands, except earnings per share):

	Three Months Ended March 31,
	2016	2015
Net revenue	$725,907	$673,709
Net earnings	85,536	90,887
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	29,431	23,212
Net earnings per common share:
Basic	$0.55	$0.49
Diluted	$0.55	$0.48

(5) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest. Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. The fair value measurement utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the retained noncontrolling interest. The fair value determination is generally based on a combination of multiple valuation methods, which can include discounted cash flow, income approach, or market value approach which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of earnings. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

Item 1. Financial Statements - (continued)	Table of Contents

As of March 31, 2016 and December 31, 2015, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $172.8 million and $169.2 million, respectively. The Company's net earnings from these investments during the three months ended March 31, 2016 and 2015 were approximately $6.6 million and $2.7 million, respectively.

During the three months ended March 31, 2015, the Company's ambulatory services segment entered into one equity method investment. As a result of this investment, the Company contributed its controlling interest in a center and received cash of $0.6 million and a noncontrolling interest in an entity that owned one ASC prior to the transaction and, after the completion of the transaction, controls the contributed center and the center it previously owned. As a result of the transaction, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in the entity which controls the contributed center of approximately $1.3 million during the three months ended March 31, 2015. The Company did not enter into any equity method investments during the three months ended March 31, 2016.

During the three months ended March 31, 2015, the loss on deconsolidation, which was primarily non-cash in nature, was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to each transaction. During the three months ended March 31, 2015, the Company recognized a net loss on deconsolidation in the accompanying consolidated statements of earnings of approximately $0.2 million. There was no deconsolidation activity during the three months ended March 31, 2016.

(6) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Prepaid expenses	$22,270	$18,900
Deferred compensation plan assets	23,018	16,623
Other	31,225	40,248
Total prepaid and other current assets	$76,513	$75,771

(7) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows (in thousands):

Balance at December 31, 2015	$3,970,210
Goodwill acquired, including post acquisition adjustments	(2,308)
Balance at March 31, 2016	$3,967,902

As of March 31, 2016, the ambulatory services segment and the physician services segment each had approximately $2.0 billion of goodwill. During the three months ended March 31, 2016, there was not a significant change in goodwill for the ambulatory services segment. During the three months ended March 31, 2016, goodwill decreased by $2.2 million for the physician services segment, primarily due to purchase price allocation adjustments for prior acquisitions completed during 2015 offset by the acquisition of one physician practice. For the three months ended March 31, 2016 and 2015, respectively, approximately $1.1 million and $49.4 million of goodwill recorded was deductible for tax purposes.

Item 1. Financial Statements - (continued)	Table of Contents

Intangible assets at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,381,477	$(91,744)	$1,289,733	$1,379,977	$(74,490)	$1,305,487
Capitalized software	76,029	(30,742)	45,287	71,462	(28,125)	43,337
Agreements, contracts and other	11,283	(2,961)	8,322	11,267	(2,449)	8,818
Total amortizable intangible assets	1,468,789	(125,447)	1,343,342	1,462,706	(105,064)	1,357,642
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	8,995	—	8,995	8,995	—	8,995
Total non-amortizable intangible assets	236,995	—	236,995	236,995	—	236,995
Total intangible assets	$1,705,784	$(125,447)	$1,580,337	$1,699,701	$(105,064)	$1,594,637

Amortization of intangible assets for the three months ended March 31, 2016 and 2015 was $20.4 million and $14.5 million, respectively. Estimated amortization of intangible assets for the remainder of 2016 and each of the following five years and thereafter is $62.1 million, $81.6 million, $80.4 million, $77.7 million, $75.4 million, $71.6 million and $894.5 million, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.0 years with no expected residual values.

(8) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Accrued professional liabilities	$14,319	$14,362
Contingent purchase price payable	5,509	5,509
Current income taxes payable	1,782	7,892
Refunds payable	45,175	48,415
Other	35,076	43,059
Total other accrued liabilities	$101,861	$119,237

(9) Accrued Professional Liabilities

The Company maintains professional liability insurance policies with third-party insurers generally on a claims-made basis, subject to self-insured retention, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer, which is fully reinsured by the Company's wholly-owned captive insurance subsidiary. The Company records an estimate of liabilities for self-insured amounts and claims incurred but not reported based on an actuarial valuation using historical loss patterns, which are not discounted.

Item 1. Financial Statements - (continued)	Table of Contents

At March 31, 2016 and December 31, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

	March 31, 2016	December 31, 2015
Estimated losses under self-insured programs	$30,227	$30,748
Incurred but not reported losses	33,318	36,166
Total accrued professional liabilities	63,545	66,914
Less estimated losses payable within one year	14,319	14,362
Total	$49,226	$52,552

The changes to the Company's estimated losses under self-insured programs as of March 31, 2016 were as follows (in thousands):

Balance at December 31, 2015	$66,914
Provision related to current period reserves	4,274
Payments for prior period reserves	(4,128)
Other, net including post acquisition adjustments	(3,515)
Balance at March 31, 2016	$63,545

(10) Long-term Debt

Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Revolving credit agreement	$155,000	$175,000
Term loan	854,775	856,950
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	1,100,000
Other debt due through 2025	23,525	24,944
Capitalized lease arrangements due through 2026	18,262	18,613
	2,401,562	2,425,507
Less current portion	20,231	20,377
Less net deferred financing costs	45,047	47,174
Long-term debt	$2,336,284	$2,357,956

The fair value of fixed rate long-term debt, with a carrying value of $1,390.6 million, was $1,434.5 million at March 31, 2016. The fair value of variable rate long-term debt approximates its carrying value of $1,011.0 million at March 31, 2016. With the exception of the Company’s 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes (each defined below), the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a. Term Loan and Credit Facility

The Company has a credit facility that is comprised of an $870.0 million term loan and a $500.0 million revolving credit facility. On October 21, 2015, the Company exercised the accordion feature of its revolving credit facility and increased the Company's borrowing capacity by $200.0 million to $500.0 million. As of March 31, 2016, the Company had available $345.0 million under the revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.50% on March 31, 2016). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $500.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof, and

Item 1. Financial Statements - (continued)	Table of Contents

provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the senior secured credit facility by an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s less than wholly-owned subsidiaries. As of March 31, 2016, the Company was in compliance with the covenants contained in the term loan and credit facility and had not drawn upon the revolving credit facility.

b. Senior Unsecured Notes

2020 Senior Unsecured Notes

The Company has $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). The 2020 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2020 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2020 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date of November 30, 2020.
The Company may redeem the 2020 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve month period beginning on November 30 of the years indicated below:

Period	Redemption Price
2015	104.219%
2016	102.813%
2017	101.406%
2018 and thereafter	100.000%

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2020 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory convertible preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at March 31, 2016.

2022 Senior Unsecured Notes

The Company has $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). The 2022 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date of July 15, 2022.

Prior to July 15, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 2022 Senior Unsecured Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings. On or after July 15, 2017, the Company may redeem the 2022 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve month period beginning on July 15 of the years indicated below:

Period	Redemption Price
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms

Item 1. Financial Statements - (continued)	Table of Contents

of the 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at March 31, 2016.

(11) Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued professional liabilities	$49,226	$52,552
Deferred rent	21,635	18,958
Tax-effected unrecognized benefits	3,426	3,426
Other	24,720	21,247
Other long-term liabilities	$99,007	$96,183

(12) Shareholders’ Equity

a. Common Stock

During December 2015, the Company issued 5,835,000 shares of its common stock in a public offering, at $80.00 per share, prior to underwriting discounts, commissions, and other related offering expenses of approximately $19.1 million. Proceeds were used to repay a portion of the Company's revolving credit facility, to fund a portion of the acquisitions completed during the three months ended December 31, 2015 and for general corporate purposes.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vests to cover payroll withholding taxes in accordance with the restricted stock agreements. During the three months ended March 31, 2016 and 2015, the Company repurchased 77,780 shares and 67,000 shares, respectively, of common stock for approximately $5.7 million and $3.7 million, respectively.

b. Preferred Stock

The Company has 1,725,000 shares outstanding of its mandatory convertible preferred stock. The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate and, to the extent lawful and declared by the Company's Board of Directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at the Company's election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of the Company's common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. If any holder elects to convert shares of mandatory convertible preferred stock during a specified period beginning on the effective date of a fundamental change the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a fundamental change dividend make-whole amount.

During each of the three months ended March 31, 2016 and 2015, the Company's Board of Directors declared a dividend totaling $1.3125 per share in cash, or $2.3 million, for the Company’s mandatory convertible preferred stock. As of March 31, 2016, the dividend declared in the current period was funded to the paying agent to be paid to shareholders of record as of March 15, 2016.

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

authorized but unissued common stock. At March 31, 2016, 1,200,000 shares were authorized for grant under the 2014 Equity and Incentive Plan and 416,463 shares were available for future equity grants. Restricted stock granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company has not issued options subsequent to 2008, and all outstanding options are fully vested. Options were granted at market value on the date of the grant and vested over four years. Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Share-based compensation expense	$7,168	$3,709
Fair value of shares vested	16,961	11,474
Cash received from option exercises	276	1,746
Tax benefit from exercises of share based awards	3,605	3,317

As of March 31, 2016, the Company had total unrecognized compensation cost of approximately $49.1 million related to non-vested awards, which the Company expects to recognize through 2020 and over a weighted average period of 1.3 years. For the three months ended March 31, 2016 and 2015, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at March 31, 2016 and changes during the three months ended March 31, 2016 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2015	734,101	$44.73
Shares granted	566,763	73.98
Shares vested	(231,862)	36.27
Shares forfeited	(5,407)	55.40
Non-vested shares at March 31, 2016	1,063,595	$62.11

In addition to the non-vested restricted shares, during the three months ended March 31, 2016, the Company granted 73,003 performance-based restricted stock units (RSUs) to certain of its officers and physician employees. The fair value of the Company's common stock on the grant date of these RSUs was $73.98. Subject to achieving applicable performance thresholds, the RSUs will vest ratably over a three year period from the grant date. The conversion of the RSUs to restricted stock is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2016 and, if achieved, would occur during the first quarter of 2017. If the financial performance goal is not achieved, the RSUs will be forfeited. The number of RSUs that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At March 31, 2016, the Company believes the RSUs will vest at approximately 100%.

Item 1. Financial Statements - (continued)	Table of Contents

A summary of stock option activity for the three months ended March 31, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2015	33,751	$22.98	1.1
Options exercised with total intrinsic value of $0.6 million	(12,667)	21.78
Options terminated	(4,200)	21.07
Outstanding, Vested and Exercisable at March 31, 2016 with an aggregate intrinsic value of $0.9 million	16,884	$24.36	0.8

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2016 exercised their options at the Company’s closing stock price on March 31, 2016.

d. Earnings per Share

Basic net earnings attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to AmSurg common stockholders, per common share is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's mandatory convertible preferred stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings from continuing operations attributable to AmSurg Corp. and net earnings attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the three months ended March 31, 2016 and 2015, approximately 3.1 million and 3.2 million, respectively, common share equivalents related to the mandatory convertible preferred stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2016:
Net earnings attributable to AmSurg Corp. common shareholders (basic)	$28,599	53,665	$0.53
Effect of dilutive securities, options and non-vested shares	—	336
Net earnings attributable to AmSurg Corp. common shareholders (diluted)	$28,599	54,001	$0.53

2015:
Net earnings attributable to AmSurg Corp. common shareholders (basic)	$18,774	47,572	$0.39
Effect of dilutive securities, options and non-vested shares	—	333
Net earnings attributable to AmSurg Corp. common shareholders (diluted)	$18,774	47,905	$0.39

Item 1. Financial Statements - (continued)	Table of Contents

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

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statements of earnings. The Company does not expect significant changes to its tax positions or liability for tax uncertainties during the next 12 months.

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

Insurance Programs

Given the nature of the services provided, the Company and its subsidiaries are subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer, which is fully reinsured by the Company's wholly-owned captive insurance subsidiary. In addition, the captive provides stop loss coverage for the Company’s self-insured employee health program. The assets, liabilities and results of operations of the wholly-owned captive are consolidated in the accompanying consolidated financial statements. The liabilities for self-insurance in the accompanying consolidated balance sheets include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. The Company also obtains professional liability insurance on a claims-made basis from third-party insurers for its surgery centers and certain of its owned practices and employed physicians.

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

Redeemable Noncontrolling Interests

Certain of the Company’s wholly-owned subsidiaries are responsible for all debts incurred but unpaid by the Company's less than wholly-owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2016. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Item 1. Financial Statements - (continued)	Table of Contents

Physician Services Headquarters Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida, which it intends to be the future headquarters of its physician services segment. The Company took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which it intends to occupy during the fourth quarter of 2016. In addition, the Company plans to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which it intends to occupy during the first quarter of 2017. Annual rent expense is expected to be approximately $2.9 million. The initial term of this lease agreement expires in February 2029.

(15) Segment Reporting

The Company operates in two major lines of business - the operation of ambulatory surgery centers and providing outsourced physician services, which have been identified as its operating and reportable segments. Through the ambulatory services segment, the Company acquires, develops and operates ambulatory surgery centers in partnership with physicians. Through the physician services segment, the Company provides outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services, and emergency medicine.

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

The following table presents financial information for each reportable segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Revenue:
Ambulatory Services	$307,134	$283,910
Physician Services	417,544	286,535
Total	$724,678	$570,445

Adjusted EBITDA:
Ambulatory Services	$53,626	$47,308
Physician Services	66,474	46,447
Total	$120,100	$93,755

Adjusted EBITDA:	$120,100	$93,755
Earnings attributable to noncontrolling interests	53,841	47,717
Interest expense, net	(30,810)	(30,247)
Depreciation and amortization	(29,072)	(22,818)
Share-based compensation	(7,168)	(3,709)
Transaction costs	(1,390)	(1,471)
Net loss on deconsolidations	—	(223)
Earnings before income taxes	$105,501	$83,004

Acquisition and Capital Expenditures:
Ambulatory Services	$8,371	$54,096
Physician Services	10,310	87,265
Total	$18,681	$141,361

Item 1. Financial Statements - (continued)	Table of Contents

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

Condensed Consolidating Balance Sheet - March 31, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,391	$20,632	$55,860	$—	$85,883
Restricted cash and marketable securities	—	995	13,440	—	14,435
Accounts receivable, net	—	240,265	112,626	—	352,891
Supplies inventory	—	—	21,584	—	21,584
Prepaid and other current assets	39,908	31,317	28,637	(23,349)	76,513
Total current assets	49,299	293,209	232,147	(23,349)	551,306
Property and equipment, net	12,421	17,824	161,675	—	191,920
Investments in and receivables from unconsolidated affiliates	4,901,556	1,774,642	—	(6,503,372)	172,826
Goodwill	—	1,954,467	—	2,013,435	3,967,902
Intangible assets, net	13,142	1,565,068	2,127	—	1,580,337
Other assets	4,532	1,583	15,538	(1,998)	19,655
Total assets	$4,980,950	$5,606,793	$411,487	$(4,515,284)	$6,483,946
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$19	$11,512	$—	$20,231
Accounts payable	2,196	2,080	26,223	(4,087)	26,412
Accrued salaries and benefits	25,225	162,396	16,570	—	204,191
Accrued interest	17,995	—	10	—	18,005
Other accrued liabilities	8,125	67,058	45,940	(19,262)	101,861
Total current liabilities	62,241	231,553	100,255	(23,349)	370,700
Long-term debt	2,306,032	40	54,587	(24,375)	2,336,284
Deferred income taxes	281,498	426,952	—	(1,998)	706,452
Other long-term liabilities	4,658	73,729	20,620	—	99,007
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	61,577	113,094	174,671
Equity:
Total AmSurg Corp. equity	2,326,521	3,646,362	128,291	(3,774,653)	2,326,521
Noncontrolling interests – non-redeemable	—	—	46,157	424,154	470,311
Total equity	2,326,521	3,646,362	174,448	(3,350,499)	2,796,832
Total liabilities and equity	$4,980,950	$5,606,793	$411,487	$(4,515,284)	$6,483,946

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,437	$27,507	$58,716	$—	$106,660
Restricted cash and marketable securities	—	—	13,506	—	13,506
Accounts receivable, net	—	223,434	113,896	—	337,330
Supplies inventory	—	—	21,406	—	21,406
Prepaid and other current assets	28,739	39,046	16,062	(8,076)	75,771
Total current assets	49,176	289,987	223,586	(8,076)	554,673
Property and equipment, net	12,515	14,601	162,052	—	189,168
Investments in and receivables from unconsolidated affiliates	4,901,026	1,775,272	—	(6,507,128)	169,170
Goodwill	—	1,956,741	—	2,013,469	3,970,210
Intangible assets, net	12,780	1,579,537	2,320	—	1,594,637
Other assets	4,653	1,717	17,078	(1,998)	21,450
Total assets	$4,980,150	$5,617,855	$405,036	$(4,503,733)	$6,499,308
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$11,677	$—	$20,377
Accounts payable	2,816	3,760	29,837	(3,852)	32,561
Accrued salaries and benefits	31,510	158,705	12,322	—	202,537
Accrued interest	30,463	—	17	—	30,480
Other accrued liabilities	13,962	76,590	32,909	(4,224)	119,237
Total current liabilities	87,451	239,055	86,762	(8,076)	405,192
Long-term debt	2,326,103	—	55,249	(23,396)	2,357,956
Deferred income taxes	268,573	432,923	—	(1,998)	699,498
Other long-term liabilities	4,560	71,509	20,114	—	96,183
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	63,060	112,672	175,732
Equity:
Total AmSurg Corp. equity	2,293,463	3,646,211	132,267	(3,778,478)	2,293,463
Noncontrolling interests – non-redeemable	—	—	47,584	423,700	471,284
Total equity	2,293,463	3,646,211	179,851	(3,354,778)	2,764,747
Total liabilities and equity	$4,980,150	$5,617,855	$405,036	$(4,503,733)	$6,499,308

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended March 31, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$8,544	$415,830	$310,612	$(10,308)	$724,678
Operating expenses:
Salaries and benefits	24,095	309,580	76,297	(133)	409,839
Supply cost	—	1,007	45,969	(13)	46,963
Other operating expenses	7,618	43,339	66,887	(10,162)	107,682
Transaction costs	177	1,213	—	—	1,390
Depreciation and amortization	1,072	20,336	7,664	—	29,072
Total operating expenses	32,962	375,475	196,817	(10,308)	594,946
Equity in earnings of unconsolidated affiliates	69,042	65,436	—	(127,899)	6,579
Operating income	44,624	105,791	113,795	(127,899)	136,311
Interest expense (income), net	(2,819)	32,976	653	—	30,810
Earnings before income taxes	47,443	72,815	113,142	(127,899)	105,501
Income tax expense	16,580	3,774	443	—	20,797
Net earnings	30,863	69,041	112,699	(127,899)	84,704
Less net earnings attributable to noncontrolling interests	—	—	53,841	—	53,841
Net earnings attributable to AmSurg Corp. shareholders	30,863	69,041	58,858	(127,899)	30,863
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$28,599	$69,041	$58,858	$(127,899)	$28,599

Condensed Consolidating Statement of Operations - For the Three Months Ended March 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7,091	$285,579	$286,629	$(8,854)	$570,445
Operating expenses:
Salaries and benefits	17,643	211,601	73,063	(128)	302,179
Supply cost	—	396	42,188	—	42,584
Other operating expenses	6,634	29,611	63,051	(8,726)	90,570
Transaction costs	268	1,203	—	—	1,471
Depreciation and amortization	834	14,307	7,677	—	22,818
Total operating expenses	25,379	257,118	185,979	(8,854)	459,622
Net loss on deconsolidations	(188)	(188)	(35)	188	(223)
Equity in earnings of unconsolidated affiliates	60,387	54,583	—	(112,319)	2,651
Operating income	41,911	82,856	100,615	(112,131)	113,251
Interest expense, net	11,886	17,754	607	—	30,247
Earnings before income taxes	30,025	65,102	100,008	(112,131)	83,004
Income tax expense	8,987	4,903	359	—	14,249
Net earnings	21,038	60,199	99,649	(112,131)	68,755
Less net earnings attributable to noncontrolling interests	—	—	47,717	—	47,717
Net earnings attributable to AmSurg Corp. shareholders	21,038	60,199	51,932	(112,131)	21,038
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$18,774	$60,199	$51,932	$(112,131)	$18,774

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$18,122	$72,860	$122,490	$(131,699)	$81,773
Cash flows from investing activities:
Acquisitions and related expenses	—	(2,990)	—	—	(2,990)
Acquisition of property and equipment	(1,509)	(7,320)	(6,862)	—	(15,691)
Maturities of marketable securities	—	—	2,240	—	2,240
Other	—	(878)	(631)	—	(1,509)
Net cash flows used in investing activities	(1,509)	(11,188)	(5,253)	—	(17,950)
Cash flows from financing activities:
Proceeds from long-term borrowings	15,000	—	1,197	—	16,197
Repayment on long-term borrowings	(37,175)	—	(3,157)	—	(40,332)
Distributions to owners, including noncontrolling interests	—	(68,547)	(119,953)	131,699	(56,801)
Changes in intercompany balances with affiliates, net	(979)	—	979	—	—
Other, net	(4,505)	—	841	—	(3,664)
Net cash flows used in financing activities	(27,659)	(68,547)	(120,093)	131,699	(84,600)
Net decrease in cash and cash equivalents	(11,046)	(6,875)	(2,856)	—	(20,777)
Cash and cash equivalents, beginning of period	20,437	27,507	58,716	—	106,660
Cash and cash equivalents, end of period	$9,391	$20,632	$55,860	$—	$85,883

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(33,779)	$91,981	$102,821	$(62,196)	$98,827
Cash flows from investing activities:
Acquisitions and related expenses	(62,056)	(127,047)	—	62,525	(126,578)
Acquisition of property and equipment	(2,678)	(2,538)	(9,567)	—	(14,783)
Other	—	(1,322)	1,102	—	(220)
Net cash flows used in investing activities	(64,734)	(130,907)	(8,465)	62,525	(141,581)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	2,227	—	2,227
Repayment on long-term borrowings	(2,175)	—	(3,038)	—	(5,213)
Distributions to owners, including noncontrolling interests	—	(10,241)	(99,157)	62,196	(47,202)
Capital contributions	—	62,056	—	(62,056)	—
Changes in intercompany balances with affiliates, net	(2,573)	—	2,573	—	—
Other, net	(972)	2,321	139	(469)	1,019
Net cash flows provided by (used in) financing activities	(5,720)	54,136	(97,256)	(329)	(49,169)
Net increase (decrease) in cash and cash equivalents	(104,233)	15,210	(2,900)	—	(91,923)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$30,118	$38,681	$47,357	$—	$116,156

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. – Risk Factors” as well as other unknown risks and uncertainties:

•	the risk that we may face challenges managing our physician services segment as a new business and may not realize anticipated benefits;

•	the risk of becoming subject to investigations by federal and state entities;

•	the risks associated with unpredictable impacts of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Health Reform Law);

•	the risk of governmental or commercial health changes designed to reduce the number of surgical procedures;

•	our failure to comply with applicable laws and regulations, including the federal Anti-Kickback Statue and similar state laws;

•	our ability to successfully maintain effective internal controls over financial reporting;

•	our ability to implement our business strategy, manage the growth in our business, and integrate acquired businesses;

•	the risk of making acquisitions that could divert the attention of management;

•
the risk that our substantial indebtedness and restrictions in our debt instruments could adversely affect our business or our ability to implement our growth strategy or limit our ability to react to changes in the economy or our industry;

•	our ability to generate sufficient cash to service all of our indebtedness, including any future indebtedness;

•	restrictive covenants in our indenture documents that may restrict our business strategies or that could result in an acceleration of our debt;

•	the risk of regulatory changes that may obligate us to buy out interests of physicians who are minority owners of our surgery centers;

•	our failure to successfully maintain numerous complex information systems and processes, implement new systems and processes, and maintain the security of those systems and processes;

•	our ability and the ability of third-party payors to transition to the ICD-10 coding system;

•	our ability to effectively manage and implement security measures protecting our information technology systems to protect confidential data;

•	the risk of disruptions in our disaster recovery systems or management continuity plan;

•	the risk of shortages or quality control issues of products, equipment, and medical supplies could adversely affect our operations and profitability;

•	the risk of enforcement authorities concluding that our market share in any particular market is too concentrated or our clients' commercial payor contract negotiating practices are illegal;

•	the risk of litigation and investigations, and liability claims for damages and other expenses not covered by insurance;

•	potential write-offs of the impaired portion of intangible assets;

•	the risk that payments from third-party payors, including government healthcare programs, may decrease or not increase as costs increase;

•	adverse developments affecting the medical practices of our physician partners;

•	our ability to maintain favorable relations with our physician partners;

•	failure of our physician partners to perform on their pro rata share of any indebtedness or lease agreements;

•	our ability to grow revenues by increasing procedure volume while maintaining operating margins and profitability at our existing surgery centers;

•	our ability to compete for physician partners, managed care contracts, patients and strategic relationships;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	adverse weather and other factors beyond our control that may affect our surgery centers;

•	our legal responsibility to minority owners of our surgery centers, which may conflict with our interests and prevent us from acting solely in our best interests;

•	the risk of changes in patient volume and patient mix;

•	the risk related to revenue concentration resulting from several significant client relationships;

•	the risk that contracts are cancelled or not renewed or that we are not able to enter into additional contracts under terms that are acceptable to us;

•	the risk of potential decreases in our reimbursement rates, revenue and profit margin under our fee for service payor contracts;

•	failure to timely or accurately bill for services;

•	the risk that laws and regulations that regulate payments for medical services made by government healthcare programs could cause our revenues to decrease;

•	our ability to enroll our providers in the Medicare and Medicaid programs on a timely basis;

•	the risk that our strategic partnerships with certain healthcare providers are not successful;

•	the high level of competition in our segments of the market for medical services;

•	our ability to successfully recruit and retain physicians, nurses and other clinical providers with the qualifications and attributes desired by us and our clients;

•	our ability to accurately assess the costs we will incur under new contracts;

•	the risk that margins may be negatively impacted by cross-selling to existing clients or selling bundled services to new clients;

•	our ability in some jurisdictions to enforce non-compete agreements with our physicians and other clinical employees;

•	the risk of unfavorable changes in regulatory, economic and other conditions in the states where we operate;

•	the risk that legislative or regulatory action may make our captive insurance company arrangement less feasible or otherwise reduce our profitability; and

•	the inherent uncertainties relating to the reserves we establish with respect to our losses covered under our insurance programs.

Executive Overview

We are one of the largest owners and operators of ambulatory surgery centers (ASCs, surgery centers, or centers) in the United States based upon total number of facilities, and are a leading provider of outsourced physician services. Through our ambulatory services segment, we acquire, develop and operate ASCs in partnership with physicians. Through our physician services segment, we are one of the largest providers of outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine.

Our operations consist primarily of two major segments: ambulatory services and physician services.

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians.  Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At March 31, 2016, we operated 256 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and intend to continue to pursue such partnerships.

Physician Services Overview

At March 31, 2016, we delivered physician services, primarily in the areas of anesthesiology, radiology, children’s services, and emergency medical services, to more than 450 healthcare facilities in 29 states, with a significant presence in Florida, New Jersey, Arizona and California. At March 31, 2016, we employed more than 3,900 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established to supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of gynecology, obstetrics and perinatology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Operating Environment

Our ASCs and physician practices depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the three months ended March 31, 2016, we derived approximately 26% and 19%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles.  The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules.  We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (CPI). The Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2015, ASC reimbursement rates increased by 1.9%, which positively impacted our 2015 ambulatory services revenues by approximately $9.0 million and our net earnings per diluted share by $0.10. For 2016, the Centers for Medicare and Medicaid Services (CMS) increased ASC reimbursement rates by 0.3%, which we estimate will not have a significant impact our 2016 ambulatory services revenues. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician practices are paid under the Medicare program based upon the Medicare Physician Fee Schedule, under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the aggregated amount was multiplied by a conversion factor calculated by the sustainable growth rate (SGR) to arrive at the payment amount for each service. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0.5% payment update for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (MIPS) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, including payments to physicians for the meaningful use of electronic health records. MACRA also requires CMS beginning in 2019 to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

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

The Health Reform Law represents significant change across the healthcare industry and contains a number of provisions designed to reduce Medicare program spending. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms.  For example, the Health Reform Law has expanded eligibility under existing Medicaid programs in states that have not opted out of the expansion, created financial penalties on individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, resulted in the establishment of, or participation in, a health insurance exchange for each state and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid.  The Health Reform Law also established a

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

We believe health insurance market reforms that expand insurance coverage have resulted in an increased volume of certain procedures at our centers. Most of the provisions of the Health Reform Law that are reducing the number of uninsured individuals are in effect including as of January 1, 2016, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines. Because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, amendments, repeal, or further implementation delays, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect us. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on us at this time.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2015 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2015.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.

Results of Operations

Our consolidated statements of earnings include the results of both our ambulatory services segment and our physician services segment. Our consolidated revenues consist of both facility fees charged for surgical procedures performed in our ASCs and fee for service revenue, contract revenue and other revenue derived principally from the provision of physician services to patients of the healthcare facilities we serve through our physician services segment. Additionally, at certain of our centers (primarily centers that perform gastrointestinal endoscopy procedures), we charge for anesthesia services provided by medical professionals employed or contracted by our centers. As it relates to our ambulatory services segment, we generally own a controlling interest, primarily 51%, in our centers, and our consolidated statements of earnings include 100% of the results of operations of each of our consolidated entities, reduced by the noncontrolling partners’ share of the net earnings or loss of the centers. The noncontrolling ownership interest in each LP or LLC is generally held directly or indirectly by physicians who perform procedures at the center. We generally own 100% of the entities included in our physician services segment with the exception of our affiliated professional corporations, which we consolidate as they are variable interest entities and we are the primary beneficiary. On a consolidated basis, our share of the profits and losses of non-consolidated entities is reported in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

Our revenues are influenced by national surgery trends, hospital-specific factors, and other factors affecting patient needs for medical services. National surgery trends can change based on changes in patient utilization, population growth and demographics, weather related disruptions, as well as general economic factors. Hospital-specific elements include changes in local availability of alternative sites of care to the patient, changes in surgeon utilization of the facility, construction and regulations that affect patient flow through the hospital. We believe patient utilization can be affected by changes in the portion of medical costs for which the patients themselves bear financial responsibility, by general economic conditions, and by other factors.

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

Our physician services revenues consist of fee for service revenue, contract revenue and other revenue. Fee for service revenue is primarily generated through the provision of anesthesiology, radiology, children's services, and emergency medical services at the facilities we serve. Contract revenue reflects payments received or receivable directly from certain of the facilities where we provide medical services to supplement payments from third-party payors. We also earn other revenue for certain ancillary services performed.

Expenses associated with our ambulatory services segment relate directly and indirectly to procedures performed and include: clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our salary and benefits cost is associated directly with the number of centers we own and manage and tends to grow in proportion to the growth in our number of centers in operation. We also incur operating expenses resulting from our corporate oversight, which includes salaries and benefits of our operators and administrative support infrastructure. Our centers also incur costs that are more fixed in nature, such as lease expense, legal fees, property taxes, utilities and depreciation and amortization.

Salaries and benefits expense is a significant component of the total expenses associated with our physician services segment and includes compensation and benefits for our employed physicians and other professional providers as well as the salaries and benefits of our administrative support staff. Other operating expenses of our physician services segment includes professional liability costs, costs of business development and marketing, information technology, dues and licenses, occupancy costs and other administrative functions that are indirectly related to the operations of our physician group practices. Our professional liability costs include provisions for paid and estimated losses for actual claims and estimates of claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third-party, as well as actual direct costs, including investigation and defense costs, and other costs related to provider professional liability. We plan to continue to expand our investment in administrative support initiatives as a result of our planned future growth from new contracts and acquisitions.

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

The effective tax rate on pre-tax earnings as presented is approximately 20% for the three months ended March 31, 2016. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

Profits and losses are allocated to our noncontrolling partners, all of which relate to our ambulatory services segment, in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners are typically organized as LLCs, LPs or general partnerships that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings or loss of the entity of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our LLCs and LPs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net revenue	100.0%	100.0%
Operating expenses:
Salaries and benefits	56.6	53.0
Supply cost	6.5	7.5
Other operating expenses	14.9	15.9
Transaction costs	0.2	0.3
Depreciation and amortization	4.0	4.0
Total operating expenses	82.1	80.6
Equity in earnings of unconsolidated affiliates	0.9	0.5
Operating income	18.8	19.9
Interest expense, net	4.3	5.3
Earnings from operations before income taxes	14.6	14.6
Income tax expense	2.9	2.5
Net earnings	11.7	12.1
Net earnings attributable to noncontrolling interests	7.4	8.4
Net earnings attributable to AmSurg Corp. shareholders	4.3%	3.7%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Net revenue increased $154.2 million, or 27.0%, to $724.7 million in the three months ended March 31, 2016 from $570.4 million in the three months ended March 31, 2015. Our net revenue was impacted primarily due to the following:

•	an increase of $131.0 million during the three months ended March 31, 2016 associated with our physician services segment; and

•	an increase of $23.2 million during the three months ended March 31, 2016 associated with our ambulatory services segment.

Operating income increased $23.1 million, or 20.4%, to $136.3 million during the three months ended March 31, 2016, from $113.3 million in the three months ended March 31, 2015. Our operating income was impacted during the three months ended March 31, 2016 primarily due to the following:

•	an increase of $12.4 million during the three months ended March 31, 2016 associated with results from our physician services segment primarily due to acquisitions during 2015; and

•	an increase of $10.7 million during the three months ended March 31, 2016 associated with results from our ambulatory services segment due to same contract growth.

As a percentage of our consolidated net revenue our physician services segment represents 57.6% for the three months ended March 31, 2016 as compared to 50.2% for the three months ended March 31, 2015. As a result, our consolidated operations compared to prior periods has experienced a shift as a percent of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

Net interest expense increased $0.6 million, or 1.9%, to $30.8 million in the three months ended March 31, 2016, from $30.2 million in the three months ended March 31, 2015 primarily as a result of increased borrowings which were used to fund recent acquisitions. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $20.8 million for the three months ended March 31, 2016 compared to $14.2 million in the three months ended March 31, 2015. Our effective tax rate during the three months ended March 31, 2016 was approximately 20% of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, excluding the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. For the three months ended March 31, 2016 and 2015, our adjusted effective tax rate was approximately 40%, respectively.

Noncontrolling interests in net earnings for the three months ended March 31, 2016 increased $6.1 million from the three months ended March 31, 2015, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations during 2015.

Ambulatory Services Operations

The following table presents certain operating data at our ambulatory services segment for the three months ended March 31, 2016 and 2015. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended March 31,
	2016	2015
Procedures performed during the period at consolidated centers	416,584	404,519
Centers in operation, end of period (consolidated)	235	237
Centers in operation, end of period (unconsolidated)	21	11
Average number of continuing centers in operation (consolidated)	236	235
New centers added, during period	—	2
Centers merged into existing centers, during period	1	—
Centers under development, end of period	1	2
Centers under letter of intent, end of period	6	7
Average revenue per consolidated center (in thousands)	$1,303	$1,206
Same center revenues increase (consolidated)	8.8%	3.6%
Surgical hospitals in operation at end of period (unconsolidated)	1	—

Of the continuing centers in operation at March 31, 2016, 151 centers performed gastrointestinal endoscopy procedures, 58 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory service revenues grow from year to year for existing centers is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2016 same-center group, constituting approximately 97% of our total number of consolidated centers, increased by 8.8% during the three months ended March 31, 2016 comprised of a 5.0% increase in procedures per day, a 1.7% increase due to an additional working day in the three months ended March 31, 2016 and a 2.1% increase in revenue per procedure as compared to the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table presents selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended March 31,
	2016		2015
Net revenue	$307,134	100.0%	$283,910	100.0%
Operating expenses:
Salaries and benefits	98,898	32.2	89,796	31.6
Supply cost	45,956	15.0	42,188	14.9
Other operating expenses	63,256	20.6	60,359	21.3
Transaction costs	177	0.1	268	0.1
Depreciation and amortization	8,736	2.8	8,511	3.0
Total operating expenses	217,023	70.7	201,122	70.8
Net loss on deconsolidations	—	—	(223)	(0.1)
Equity in earnings of unconsolidated affiliates	3,800	1.2	679	0.2
Operating income	$93,911	30.6%	$83,244	29.3%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The number of procedures performed in our consolidated ASCs increased by 12,065, or 3.0%, to 416,584 in the three months ended March 31, 2016 from 404,519 in the three months ended March 31, 2015. Ambulatory services revenues increased $23.2 million, or 8.2%, to $307.1 million in the three months ended March 31, 2016 from $283.9 million in the three months ended March 31, 2015. Our ambulatory services revenues were impacted during the three months ended March 31, 2016 primarily due to the following:

•	revenue growth of $23.2 million for the three months ended March 31, 2016 recognized by our 2016 same-center group, reflecting a 8.8% increase in our 2016 same-center group;

•	centers acquired in 2015, which contributed $15.3 million of additional revenues in the three months ended March 31, 2016 due to having a full period of operations in 2016; and

•
reduced revenue recognized during the three months ended March 31, 2016 of $15.7 million resulting from the deconsolidation of centers that were consolidated in the prior period. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

Salaries and benefits increased by $9.1 million, or 10.1%, to $98.9 million in the three months ended March 31, 2016 from $89.8 million in the three months ended March 31, 2015. The change was a result of increased bonus expense, deferred compensation and share-based compensation for our corporate employees. Furthermore, salaries and benefits increased as a result of additional staffing at newly acquired and developed centers, as well as the additional staff required at existing centers due to a higher volume of procedures performed during the current year period.

Supply cost increased $3.8 million, or 8.9%, to $46.0 million in the three months ended March 31, 2016 from $42.2 million in the three months ended March 31, 2015. Increased supply costs for the three months ended March 31, 2016 are primarily due to the increase in procedures performed offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses increased $2.9 million, or 4.8%, to $63.3 million in the three months ended March 31, 2016 from $60.4 million in the three months ended March 31, 2015. The additional expense in the three months ended March 31, 2016 resulted primarily from:

•	an increase of $3.8 million in other operating expenses at our 2016 same-center group in the three months ended March 31, 2016;

•	centers acquired or opened during 2015, which resulted in an increase of $2.4 million in other operating expenses in the three months ended March 31, 2016; and

•	deconsolidation of centers in the prior period, which resulted in a decrease of $3.2 million in other operating expenses in the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, we incurred $0.2 million and $0.3 million, respectively, of transaction costs

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

primarily as a result of ASC acquisition activity.

Depreciation and amortization expense increased $0.2 million, or 2.6%, to $8.7 million in the three months ended March 31, 2016 from $8.5 million in the three months ended March 31, 2015 primarily as a result of centers acquired during 2015.

Equity in earnings of unconsolidated affiliates was $3.8 million during the three months ended March 31, 2016 and $0.7 million during the three months ended March 31, 2015. The increase in our earnings from equity method investments during the three months ended March 31, 2016 is due to the consummation of five equity method investments during 2015 whereby we contributed nine ASCs to joint ventures generally with health systems.

Physician Services Operations

We utilize certain measures for our physician segment operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue and acquired contract revenue. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Contribution to Net Revenue Growth:
Same contract	10.1%	5.2%
New contract	1.2	2.3
Acquired contract and other	34.4	6.7
Total net revenue growth	45.7%	14.2%

Same contract revenue growth	12.0%	6.6%

The following table shows selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment.

	Three Months Ended March 31,
	2016		2015
Net revenue	$417,544	100.0%	$286,535	100.0%
Operating expenses:
Salaries and benefits	310,941	74.5	212,383	74.1
Supply cost	1,007	0.2	396	0.1
Other operating expenses	44,426	10.6	30,211	10.5
Transaction costs	1,213	0.3	1,203	0.4
Depreciation and amortization	20,336	4.9	14,307	5.0
Total operating expenses	377,923	90.5	258,500	90.2
Equity in earnings of unconsolidated affiliates	2,779	0.7	1,972	0.7
Operating income	$42,400	10.2%	$30,007	10.5%

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

Physician services revenues increased $131.0 million, or 45.7%, to $417.5 million in the three months ended March 31, 2016 from $286.5 million in the three months ended March 31, 2015. During the three months ended March 31, 2016, compared to the prior year periods, our total growth in net revenue of our physician services segment resulted primarily from physician practices acquired in 2015, which contributed approximately $98.6 million compared to net revenue growth during the three months ended March 31, 2015 from physician practices acquired in 2014 of approximately $16.8 million. In addition during the three months ended March 31, 2016, we experienced an increase in net revenue as a result of same contract growth which contributed approximately $29.1 million, compared to net revenue growth during the three months ended March 31, 2015 of approximately $13.0 million. Our same contract revenue growth was 12.0% for the three months ended March 31, 2016, which is reflective of a 7.3% increase in patient encounters, a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

1.7% increase due to an additional working day in the three months ended March 31, 2016 and a 3.0% increase in revenue per patient encounter.

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

The following table summarizes our approximate payor mix as a percentage of net revenue and our approximate payor mix based on patient encounters for the periods indicated.

	Percentage of Net Revenue		Percentage of Total Volume
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Medicare	13%	13%	34%	35%
Medicaid	6	5	22	22
Commercial and managed care	71	70	35	35
Self-pay	1	1	9	8
Net fee for service revenue	91	89	100%	100%
Contract and other revenue	9	11
Net revenue for physician services	100%	100%

Included in total operating expenses for the three months ended March 31, 2016 and 2015 is approximately $320.1 million and $220.4 million, respectively, incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel. As a percentage of physician services revenue, direct practice expense was 76.7% and 76.9%, respectively, for the three months ended March 31, 2016 and 2015. Direct practice expense is generally higher in the first quarter due to the concentration of payroll taxes and other employee benefits during the period.

During the three months ended March 31, 2016 and 2015, we incurred approximately $1.2 million, respectively, of transaction costs primarily associated with our acquisition of physician practices.

Depreciation and amortization for our physician services segment includes approximately $19.6 million and $13.7 million of amortization for the three months ended March 31, 2016 and 2015, respectively, resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. The increase in amortization associated with customer relationships with hospitals during the three months ended March 31, 2016 compared to the prior year period is a result of acquisitions completed during 2015.

Equity in earnings of unconsolidated affiliates increased to $2.8 million in the three months ended March 31, 2016 compared to $2.0 million for the three months ended March 31, 2015 primarily due to the growth in operations of our investments in unconsolidated affiliates and due to the additional contracts contributed to and established within these investments during 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2016 and December 31, 2015 were $85.9 million and $106.7 million, respectively. The decrease in cash is primarily due to interest payments of $41.3 million, including $30.9 million for our 2022 Senior Unsecured Notes and $7.6 million for our term loan. Additionally, we had net repayments on our revolving credit facility of $20.0 million during the three months ended March 31, 2016.

At March 31, 2016, we had working capital of $180.6 million, compared to $149.5 million at December 31, 2015. The change is primarily due to the timing of interest payments, increased accounts receivable within our physician services segment and a reduction in current income taxes payable. Cash flow from operations for the three months ended March 31, 2016 generated $81.8 million compared to $98.8 million for the three months ended March 31, 2015. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the three months ended March 31, 2016 was $25.0 million, compared to $51.6 million for the three months ended March 31, 2015. The decrease is primarily due to increased tax payments, corporate bonuses paid and an increase in net accounts receivable associated with our recent acquisitions during the three months ended March 31, 2016. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s partnership or operating agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $56.8 million and $47.2 million during the three months ended March 31, 2016 and 2015, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within five to ten days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2016 and December 31, 2015 our ambulatory services segment net accounts receivable represented 39 and 38 days of revenue outstanding, respectively. At March 31, 2016 our physician services segment net accounts receivable represented 53 days of revenue outstanding which is an increase in the days outstanding since December 31, 2015. The increase is primarily due to the volume of recent acquisitions completed toward the end of the fourth quarter of 2015, which represented approximately $42.1 million in acquired accounts receivable. In connection with an acquisition, it is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized.

During the three months ended March 31, 2016, we had total acquisition and capital expenditures of $18.7 million, which included:

•	$15.9 million for new or replacement property, including $0.2 million in new capital leases; and

•	$3.0 million for the acquisition of a physician practice.

At March 31, 2016, we had unfunded construction and equipment purchase commitments for our new physician services segment headquarters and for surgery centers under development or under renovation of approximately $14.2 million, which we intend to fund through additional borrowings of long-term debt and operating cash flow.

As of March 31, 2016, we had $26.8 million of restricted cash and marketable securities the majority of which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company. Approximately $14.4 million is reflected as a component of total current assets in the accompanying consolidated balance sheets which is expected to be utilized to satisfy the claims payments estimated to occur in the next 12 months.

During the three months ended March 31, 2016, we received approximately $0.3 million from the exercise of stock options under our employee stock incentive plans. The excess tax benefit received from the exercise of those options and restricted stock vested was approximately $3.6 million. During the three months ended March 31, 2016, we repurchased 77,780 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $5.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

During December 2015, we issued 5,835,000 shares of our common stock in a public offering, at $80.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $19.1 million. Proceeds were used to repay

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

a portion of our revolving credit facility, to fund a portion of the acquisitions completed during the three months ended December, 31, 2015 and for general corporate purposes.

For the three months ended March 31, 2016, we had net repayments on long-term debt of $24.1 million. At March 31, 2016, we had $345.0 million available under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $854.8 million outstanding pursuant to our term loan.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.50% on March 31, 2016). Our revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $500.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

We have $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. At March 31, 2016, we had approximately $13.1 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which will be paid in July 2016.

We have $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date on November 30, 2020. At March 31, 2016, we had approximately $4.7 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in May 2016. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

As of March 31, 2016, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

Our mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends, to the extent lawful and declared by our board of directors, are paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During each of the three months ended March 31, 2016 and 2015, the Board of Directors declared a dividend of $1.3125 per share in cash, or $2.3 million, respectively, for our mandatory convertible preferred stock. The dividend declared in the current period has been funded to the paying agent and was paid on April 1, 2016 to shareholders of record as of March 15, 2016.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to be the future headquarters of our physician services segment. We took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which we intend to occupy during the fourth quarter of 2016. In addition, we plan to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which we intend to occupy during the first quarter of 2017. Annual rent expense is expected to be approximately $2.9 million. The initial term of the lease agreement expires in February 2029. Our rent obligation does not require cash payments until September 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2016, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $6.1 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2016 based on our indebtedness at March 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2015, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2016. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2015 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the three months ended March 31, 2016 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) That May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit)	Plans or Programs	the Plans or Programs
January 1, 2016 through January 31, 2016	42,312	$73.19	—	$—
February 1, 2016 through February 29, 2016	35,468	73.01	—	—
March 1, 2016 through March 31, 2016	—	—	—	—
Total	77,780	$73.11	—	$—

(1)
During the three months ended March 31, 2016, we repurchased 77,780 shares with a value of approximately $5.7 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards in accordance with the restricted stock agreements.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Earnings for the three month periods ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015 and (v) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2016 and 2015

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	May 6, 2016

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

