Form 10-Q
period 2016-06-30
AMSURG CORP
filed 2016-08-04
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 2, 2016 there were outstanding 54,810,106 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Six Months Ended June 30, 2016

i

Part I

Item 1. Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,105	$106,660
Restricted cash and marketable securities	12,794	13,506
Accounts receivable, net of allowance of $208,780 and $167,411, respectively	375,352	337,330
Supplies inventory	21,980	21,406
Prepaid and other current assets	74,565	75,771
Total current assets	558,796	554,673
Property and equipment, net	204,922	189,168
Investments in unconsolidated affiliates	179,056	169,170
Goodwill	4,175,008	3,970,210
Intangible assets, net	1,679,275	1,594,637
Other assets	46,263	21,450
Total assets	$6,843,320	$6,499,308
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$20,772	$20,377
Accounts payable	30,721	32,561
Accrued salaries and benefits	186,908	202,537
Accrued interest	30,400	30,480
Other accrued liabilities	92,571	119,237
Total current liabilities	361,372	405,192
Long-term debt	2,581,043	2,357,956
Deferred income taxes	743,447	699,498
Other long-term liabilities	119,478	96,183
Commitments and contingencies
Noncontrolling interests – redeemable	177,845	175,732
Equity:
Preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 120,000 shares authorized, 54,816 and 54,294 shares issued and outstanding, respectively	1,356,829	1,345,418
Retained earnings	853,817	781,413
Total AmSurg Corp. equity	2,377,278	2,293,463
Noncontrolling interests – non-redeemable	482,857	471,284
Total equity	2,860,135	2,764,747
Total liabilities and equity	$6,843,320	$6,499,308

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (unaudited) (In thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$859,832	$707,733	$1,678,118	$1,345,930
Provision for uncollectibles	(101,333)	(65,783)	(194,941)	(133,535)
Net revenue	758,499	641,950	1,483,177	1,212,395
Operating expenses:
Salaries and benefits	404,011	320,396	813,850	622,575
Supply cost	49,703	45,790	96,666	88,374
Other operating expenses	111,145	105,002	218,827	195,572
Transaction costs	5,135	1,982	6,525	3,453
Depreciation and amortization	30,054	23,612	59,126	46,430
Total operating expenses	600,048	496,782	1,194,994	956,404
Net gain (loss) on disposals and deconsolidations	2,595	(3,035)	2,595	(3,258)
Equity in earnings of unconsolidated affiliates	7,351	3,989	13,930	6,640
Operating income	168,397	146,122	304,708	259,373
Interest expense, net	31,913	30,182	62,723	60,429
Earnings before income taxes	136,484	115,940	241,985	198,944
Income tax expense	33,365	25,193	54,162	39,442
Net earnings	103,119	90,747	187,823	159,502
Less net earnings attributable to noncontrolling interests	57,050	57,072	110,891	104,789
Net earnings attributable to AmSurg Corp. shareholders	46,069	33,675	76,932	54,713
Preferred stock dividends	(2,264)	(2,264)	(4,528)	(4,528)
Net earnings attributable to AmSurg Corp. common shareholders	$43,805	$31,411	$72,404	$50,185

Net earnings per share attributable to common shareholders:
Basic	$0.82	$0.66	$1.35	$1.05
Diluted	$0.80	$0.65	$1.34	$1.05
Weighted average number of shares and share equivalents outstanding:
Basic	53,739	47,678	53,702	47,625
Diluted	57,327	48,099	57,229	48,002

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
						Noncontrolling		Interests –
						Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2015	54,294	$1,345,418	1,725	$166,632	$781,413	$471,284	$2,764,747	$175,732
Net earnings	—	—	—	—	76,932	36,046	112,978	74,845
Issuance of restricted stock	587	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	20	450	—	—	—	—	450	—
Stock repurchased	(78)	(5,688)	—	—	—	—	(5,688)	—
Share-based compensation	—	15,068	—	—	—	—	15,068	—
Tax benefit related to exercise of share-based awards	—	3,734	—	—	—	—	3,734	—
Dividends paid on preferred stock	—	—	—	—	(4,528)	—	(4,528)	—
Acquisitions and other transactions impacting noncontrolling interests	—	780	—	—	—	13,584	14,364	4,013
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(38,149)	(38,149)	(77,158)
Disposals and other transactions impacting noncontrolling interests	—	(2,933)	—	—	—	92	(2,841)	413
Balance at June 30, 2016	54,816	$1,356,829	1,725	$166,632	$853,817	$482,857	$2,860,135	$177,845

Balance at January 1, 2015	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	54,713	33,117	87,830	71,672
Issuance of restricted stock	314	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	90	2,080	—	—	—	—	2,080	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	7,592	—	—	—	—	7,592	—
Tax benefit related to exercise of share-based awards	—	3,533	—	—	—	—	3,533	—
Dividends paid on preferred stock	—	—	—	—	(4,528)	—	(4,528)	—
Acquisitions and other transactions impacting noncontrolling interests	—	599	—	—	—	59,888	60,487	(408)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(30,989)	(30,989)	(69,819)
Disposals and other transactions impacting noncontrolling interests	—	(2,194)	—	—	—	2,229	35	(367)
Balance at June 30, 2015	48,443	$893,319	1,725	$166,632	$677,707	$482,929	$2,220,587	$185,177

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$187,823	$159,502
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	59,126	46,430
Amortization of deferred loan costs	4,279	4,155
Provision for uncollectibles	207,046	144,514
Net (gain) loss on disposals and deconsolidations	(2,595)	3,258
Share-based compensation	15,068	7,592
Excess tax benefit from share-based compensation	(3,734)	(3,533)
Deferred income taxes	20,987	2,699
Equity in earnings of unconsolidated affiliates	(13,930)	(6,640)
Net change in fair value of contingent consideration	(2,598)	6,410
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(228,374)	(157,056)
Supplies inventory	(412)	(110)
Prepaid and other current assets	(23,744)	30,327
Accounts payable	(3,347)	(696)
Accrued expenses and other liabilities	(28,204)	12,648
Other, net	7,714	1,895
Net cash flows provided by operating activities	195,105	251,395
Cash flows from investing activities:
Acquisitions and related expenses	(281,113)	(196,032)
Acquisition of property and equipment	(37,618)	(32,665)
Proceeds from sale of interests in surgery centers	25	—
Purchases of marketable securities	(498)	(1,245)
Maturities of marketable securities	2,738	2,988
Other	(8,749)	(1,987)
Net cash flows used in investing activities	(325,215)	(228,941)
Cash flows from financing activities:
Proceeds from long-term borrowings and revolving credit facility	317,151	7,795
Repayment on long-term borrowings and revolving credit facility	(98,763)	(10,288)
Distributions to noncontrolling interests	(115,589)	(101,033)
Proceeds from issuance of common stock upon exercise of stock options	450	2,080
Repurchase of common stock	(5,688)	(3,684)
Other	(6)	886
Net cash flows provided by (used in) financing activities	97,555	(104,244)
Net decrease in cash and cash equivalents	(32,555)	(81,790)
Cash and cash equivalents, beginning of period	106,660	208,079
Cash and cash equivalents, end of period	$74,105	$126,289

Supplemental cash flow information:
Interest payments	$58,788	$56,252
Income tax paid, net of refunds	$45,726	$7,772

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

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

Ambulatory Services

The Company, through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited liability companies (LLCs) and limited partnerships (LPs) which own and operate ambulatory surgery centers (ASCs, surgery centers or centers). All LLCs and LPs are referred to herein as “partnerships” and “partners,” respectively. The Company has variable interests in the partnerships through its equity ownership interests. Each partnership is considered a variable interest entity (VIE) due to its structure as a limited partnership or functional equivalent under Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2015-02 “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which was adopted effective January 1, 2016. For those partnerships in which the Company’s ownership interest is 51% or greater, the Company is considered the primary beneficiary. The Company is the primary beneficiary due to 1) ownership interest, operating agreements allowing the Company to govern the day-to-day activities, and the Company’s position as the managing member or general partner and 2) the Company's obligation to absorb losses or the right to receive returns proportionate to its equity interest in the partnerships. For the 24 partnerships in which the Company’s ownership interest is less than 51%, the Company is not deemed the primary beneficiary and therefore those partnerships are not consolidated with the exception of 2 partnerships which are consolidated because the Company holds substantive participation rights and has the obligation to absorb losses or right to receive returns proportionate to its equity interest in the partnerships. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated partnerships. The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity. However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required. Consolidated net earnings attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of earnings; changes in ownership interests are accounted for as equity transactions when there is no change in control; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value. Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

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

Physician Services

The Company, through its wholly-owned subsidiary Sheridan Healthcare, is a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. The Company focuses on delivering comprehensive physician services, primarily in the areas of anesthesiology, radiology, children's services and emergency medicine to

Item 1. Financial Statements - (continued)	Table of Contents

healthcare facilities. Through its contracts with healthcare facilities, the Company is authorized to bill and collect charges for fee for service medical services rendered by its healthcare professionals and employees in exchange for the provision of services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established to supplement payments from third-party payors. The Company also provides physician services and manages office-based practices in the areas of pain management, gynecology, obstetrics and perinatology. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is primarily used in states which prohibit the corporate practice of medicine. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs which is consistent with the operation of the Company's wholly-owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

Variable Interest Entities
For its PCs and certain of its partnerships, the Company is considered the primary beneficiary of the variable interest entities and consolidates under the Variable Interest Model in ASC 810. The total assets of the VIEs, which are included in the accompanying consolidated balance sheets, as of June 30, 2016 and December 31, 2015, were $780.5 million and $740.1 million, respectively, and the total liabilities of the VIEs were $297.7 million and $299.0 million, respectively. Included in total assets as of June 30, 2016 and December 31, 2015, respectively, were $178.6 million and $176.8 million of assets which were restricted to use and could only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to the Company, with the exception of $18.2 million and $21.7 million of debt guaranteed by the Company at June 30, 2016 and December 31, 2015, respectively. The restricted assets and obligations, which are either restricted for use in the VIE or the creditor did not have recourse to the Company, generally consisted of the portion of assets and liabilities attributable to the Company's non-controlling partners.

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a variable interest entity. The Company has a variable interest in these investments through its equity interests; however, the Company is not the primary beneficiary of these entities as it holds 50% or less of the voting rights and does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. As a result, the Company has accounted for these investments under the equity method of accounting. The Company's investment in these entities was $179.1 million and $169.2 million as of June 30, 2016 and December 31, 2015, respectively, and is reflected in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates.

The Company has recorded its share of the earnings of these investments of $7.4 million and $4.0 million as a component of equity in earnings of the unconsolidated affiliates in the accompanying statements of earnings during the three months ended June 30, 2016 and 2015, respectively, and $13.9 million and $6.6 million during the six months ended June 30, 2016 and 2015, respectively. The Company recognized management and billing fees associated with these investments totaling $5.3 million and $3.8 million during the three months ended June 30, 2016 and 2015, respectively, and $11.6 million and $7.2 million during the six months ended June 30, 2016 and 2015, respectively, which are included in net revenue in the accompanying consolidated statements of earnings. The Company has also recorded receivables from these entities in the amount of $9.2 million and $6.0 million as of June 30, 2016 and December 31, 2015, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

Restricted Cash and Marketable Securities

As of June 30, 2016 and December 31, 2015, the Company had $29.9 million and $27.4 million, respectively, of restricted cash and marketable securities in the accompanying consolidated balance sheets the majority of which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $17.1 million and $13.9 million as of June 30, 2016 and December 31, 2015, respectively, of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. Restricted cash and marketable securities reflected as a component of total current assets in the accompanying consolidated balance sheets represent amounts available to satisfy the claims payments

Item 1. Financial Statements - (continued)	Table of Contents

estimated to occur in the next 12 months. As of June 30, 2016 and December 31, 2015, the Company had $0.5 million and $2.7 million, respectively, included in restricted cash and marketable securities, consisting of certificates of deposit with maturities less than 180 days, which approximates fair value.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to reflect the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as discussed further under “Recent Accounting Pronouncements.” The impact of the reclassification made to prior period balance sheet is presented below (in thousands).

	December 31, 2015
Consolidated Balance Sheet:	Previously reported	Reclassification	Revised
Intangible assets, net	$1,641,811	$(47,174)	$1,594,637
Long-term debt	$2,405,130	$(47,174)	$2,357,956

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which granted a one-year deferral of this ASU. In 2016, the FASB issued the following ASUs to provide entities further clarity on the application of ASU 2014-09:

•	ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”

•	ASU 2016-10 “Identifying Performance Obligations and Licensing”

•	ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients”

The guidance in ASU 2014-09 and the subsequently related ASUs will now be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company has yet to assess the impact, if any, this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis”. The new guidance made amendments to the consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. The Company adopted this standard effective January 1, 2016 and applied the adoption retrospectively. The adoption of the standard did not result in a change of consolidated subsidiaries nor did it result in any impact to the Company's consolidated financial position, results of operations or cash flows as of and for the three months ended March 31, 2016 or for any previous period.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amended current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-50), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” which incorporated into the Accounting Standards Codification an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The

Item 1. Financial Statements - (continued)	Table of Contents

standards were effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2016 and accordingly, reclassified $47.2 million of deferred debt issuance costs from intangible assets, net to a reduction in long-term debt at December 31, 2015, in the accompanying balance sheets (see reclassification above).

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

(2) Business Combinations

On June 15, 2016, the Company entered into a definitive merger agreement with Envision Healthcare Holdings, Inc. (Envision). Pursuant to the merger agreement, AmSurg Corp. will change its state of incorporation from Tennessee to Delaware by merging AmSurg Corp. with and into New Amethyst Corp. (New Amethyst), a newly-formed Delaware corporation and a wholly-owned subsidiary of AmSurg Corp., with New Amethyst being the surviving corporation. AmSurg Corp. shareholders will receive one share of New Amethyst common stock for each share of AmSurg Corp. common stock owned and one share of New Amethyst mandatory convertible preferred stock for each share of AmSurg Corp. mandatory convertible preferred stock owned. Following the merger of AmSurg and New Amethyst, Envision will merge with and into New Amethyst, with New Amethyst being the surviving corporation.

If the merger is completed, Envision stockholders will receive 0.334 shares of New Amethyst common stock for each share of Envision common stock owned (the Exchange Ratio). The Exchange Ratio is fixed and will not be adjusted to reflect stock price changes prior to the closing. Upon completion of the merger, former Envision stockholders will own approximately 53% of the then outstanding New Amethyst common stock (on a fully diluted basis), including preferred shares. The value of the merger consideration to be received will fluctuate with the market value of AmSurg common stock and Envision common stock until the merger is completed. The merger is currently expected to be completed in the fourth quarter of 2016 and is subject to customary closing conditions, including obtaining regulatory approval and approval from the common shareholders of both AmSurg and Envision. Upon completion of the merger, New Amethyst will change its name to “Envision Healthcare Corporation.”

(3) Revenue Recognition

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During each of the six months ended June 30, 2016 and 2015, the Company derived approximately 26% of its ambulatory services net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.

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
Net revenue for the physician services segment consists of the following major payors (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Medicare	$61,775	14%	$45,967	14%	$120,549	14%	$87,296	14%
Medicaid	30,698	7	19,298	6	61,523	7	37,878	6
Commercial and managed care	337,553	77	254,481	77	661,724	77	474,599	77
Self-pay	71,648	16	45,298	14	133,365	16	88,569	14
Net fee for service revenue	501,674	114	365,044	110	977,161	114	688,342	111
Contract and other revenue	38,411	9	31,698	10	74,076	9	62,687	10
Provision for uncollectibles	(101,333)	(23)	(65,783)	(20)	(194,941)	(23)	(133,535)	(22)
Net revenue for physician services	$438,752	100%	$330,959	100%	$856,296	100%	$617,494	100%

(4) Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. The Company tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its allowance for doubtful accounts analysis for its physician services segment quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous twelve month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates, if any, are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third-party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statements of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was $6.3 million and $12.1 million for the three and six months ended June 30, 2016, respectively, and $4.7 million and $11.0 million for the three and six months ended June 30, 2015, respectively. Bad debt expense related to physician services was $101.3 million and $194.9 million

Item 1. Financial Statements - (continued)	Table of Contents

for the three and six months ended June 30, 2016, respectively, and $65.8 million and $133.5 million for the three and six months ended June 30, 2015, respectively.

At June 30, 2016 and December 31, 2015, allowances for doubtful accounts were $208.8 million and $167.4 million, respectively. The increase in the allowance for doubtful accounts is primarily a result of having a full quarter of operations for acquisitions completed during the fourth quarter of 2015. At June 30, 2016 and December 31, 2015, approximately 82% and 80%, respectively, of the Company’s allowance for doubtful accounts was related to fee for service patient receivables associated with the physician services segment. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors, and by the geographic dispersion of the Company's operations.

(5) Acquisitions and Disposals

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

Ambulatory Services Activity

During each of the six months ended June 30, 2016 and 2015, the Company, through a wholly-owned subsidiary, acquired a controlling interest in four surgery centers. The aggregate amount paid for the centers and for settlement of purchase price payable obligations during the six months ended June 30, 2016 and 2015 was approximately $25.7 million and $95.4 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company's revolving credit agreement.

The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

During the six months ended June 30, 2016, the Company disposed of two surgery centers and recognized a net gain from the disposals of $3.3 million in the six months ended June 30, 2016. The Company did not dispose of any surgery centers during the six months ended June 30, 2015.

Physician Services Activity

The Company completed the acquisition of six physician practices in the six months ended June 30, 2016 and four physician practices in the six months ended June 30, 2015. The aggregate amount paid for the physician practices and for settlement of purchase price payable obligations during the six months ended June 30, 2016 and 2015 was approximately $255.4 million and $100.7 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company's revolving credit agreement. In addition to the cash paid, approximately $15.4 million of consideration for one physician practice was deferred and will be paid in the next two years, $9.7 million of which is reflected in other accrued liabilities and $5.7 million is reflected in other long-term liabilities in the accompanying consolidated balance sheets.

As a result of certain acquisitions completed during prior periods, the Company has agreed to pay as additional consideration amounts which are contingent on the acquired entities achieving future performance metrics. As of June 30, 2016 and December 31, 2015, the Company had accrued $1.0 million and $5.5 million, respectively, as a component of other accrued liabilities in the accompanying consolidated balance sheets, which represents management's estimate of the fair values of the contingent consideration. During the six months ended June 30, 2016, the Company made a cash payment of $1.9 million for one acquisition and recognized a decrease of $2.6 million associated with the change in fair value of its remaining accrued contingent consideration. As of June 30, 2016, the Company estimates it may have to pay approximately $1.0 million in future contingent payments for one acquisition made prior to December 31, 2015 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over each respective measurement period. The acquisitions completed during the six months ended June 30, 2016 did not contain provisions for contingent consideration.

Item 1. Financial Statements - (continued)	Table of Contents

The Company utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. In estimating the fair value, management developed various scenarios and weighted the probable outcome of each scenario using a range of expected probability specific to each agreement. Management utilized a market rate to discount the results of such analysis in order to record the present value of the expected future payout. The timing of the potential remaining payments of contingent consideration is expected to occur within one year.

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for both the ambulatory services and physician services acquisitions completed in the six months ended June 30, 2016, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

Six Months Ended June 30, 2016 (1)
Accounts receivable	$16,809
Other current assets	1,397
Property and equipment	4,258
Goodwill	209,194
Intangible assets	115,902
Other long-term assets	67
Accounts payable	(450)
Other accrued liabilities	(20,331)
Deferred income taxes	(20,706)
Other long-term liabilities	(5,700)
Long-term debt	(128)
Total fair value	300,312
Less: Fair value attributable to noncontrolling interests	19,199
Acquisition date fair value of total consideration transferred	$281,113

(1) Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at June 30, 2016.

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

Item 1. Financial Statements - (continued)	Table of Contents

During the three and six months ended June 30, 2016, the Company incurred approximately $5.1 million and $6.5 million of transaction costs, respectively, and during the three and six months ended June 30, 2015, the Company incurred approximately $2.0 million and $3.5 million, respectively. The costs incurred during the three months ended June 30, 2016 were primarily associated with the definitive merger agreement with Envision Healthcare Holdings, Inc. signed on June 15, 2016. See Note 2 for additional information.

Net revenue and net earnings included in the six months ended June 30, 2016 and 2015 associated with completed acquisitions are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net revenue	$12,714	$48,042

Net earnings	$2,198	$9,101
Less: Net earnings attributable to noncontrolling interests	563	2,353
Net earnings attributable to AmSurg Corp. common shareholders	$1,635	$6,748

The unaudited consolidated pro forma results for the six months ended June 30, 2016 and 2015, assuming all 2016 acquisitions had been consummated on January 1, 2015, and all 2015 acquisitions had been consummated on January 1, 2014 are as follows (in thousands, except earnings per share):

	Six Months Ended June 30,
	2016	2015
Net revenue	$1,558,347	$1,488,632
Net earnings	198,383	221,765
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	82,806	68,374
Net earnings per common share:
Basic	$1.53	$1.44
Diluted	$1.52	$1.42

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

As of June 30, 2016 and December 31, 2015, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $179.1 million and $169.2 million, respectively. The Company's net earnings from these investments during the three months ended June 30, 2016 and 2015 were approximately $7.4 million and $4.0 million, respectively, and during the six months ended June 30, 2016 and 2015 were approximately $13.9 million and $6.6 million, respectively.

During the six months ended June 30, 2016, the Company's ambulatory services segment sold a portion of its interest in one surgery center, which resulted in the surgery center being deconsolidated and subsequently accounted for as an equity method investment. During the six months ended June 30, 2015, the Company's ambulatory services segment entered into one equity method investment. As a result of this investment, the Company contributed its controlling interest in a center and a noncontrolling interest in an entity

Item 1. Financial Statements - (continued)	Table of Contents

that owned one ASC prior to the transaction and, after the completion of the transaction, controls the contributed center and the center it previously owned.

During the six months ended June 30, 2015, the Company's physician services segment contributed one site of service into an entity jointly owned by the Company and a health system. There was no deconsolidation activity for the physician services segment during the six months ended June 30, 2016.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities of approximately $1.8 million and $2.3 million during the six months ended June 30, 2016 and 2015, respectively. In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. During the three and six months ended June 30, 2016, the Company recognized a net loss on deconsolidation related to this center in the accompanying consolidated statements of earnings of approximately $0.7 million, respectively. During the three and six months ended June 30, 2015, the Company recognized a net loss on deconsolidation in the accompanying consolidated statements of earnings of approximately $3.0 million and $3.3 million, respectively.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Income taxes receivable	$16,241	$7,908
Prepaid expenses	22,104	18,900
Deferred compensation plan assets	23,530	16,623
Other	12,690	32,340
Total prepaid and other current assets	$74,565	$75,771

(8) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$3,970,210
Goodwill acquired, including post acquisition adjustments	207,333
Goodwill disposed, including impact of deconsolidation transactions	(2,535)
Balance at June 30, 2016	$4,175,008

As of June 30, 2016, the ambulatory services segment and the physician services segment each had approximately $2.1 billion of goodwill. During the six months ended June 30, 2016, goodwill increased $38.4 million for the ambulatory services segment primarily due to the acquisition of four centers, net of one deconsolidation. During the six months ended June 30, 2016, goodwill increased by $166.4 million for the physician services segment, primarily due to the acquisition of six physician practices and post-acquisition adjustments associated with acquisitions completed during 2015. For the six months ended June 30, 2016 and 2015, respectively, approximately $100.9 million and $107.6 million of goodwill recorded was deductible for tax purposes.

Item 1. Financial Statements - (continued)	Table of Contents

Intangible assets at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,494,790	$(109,444)	$1,385,346	$1,379,977	$(74,490)	$1,305,487
Capitalized software	81,595	(33,500)	48,095	71,462	(28,125)	43,337
Agreements, contracts and other	12,358	(3,519)	8,839	11,267	(2,449)	8,818
Total amortizable intangible assets	1,588,743	(146,463)	1,442,280	1,462,706	(105,064)	1,357,642
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	8,995	—	8,995	8,995	—	8,995
Total non-amortizable intangible assets	236,995	—	236,995	236,995	—	236,995
Total intangible assets	$1,825,738	$(146,463)	$1,679,275	$1,699,701	$(105,064)	$1,594,637

Amortization of intangible assets for the three months ended June 30, 2016 and 2015 was $21.1 million and $14.7 million, respectively, and $41.5 million and $29.2 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization of intangible assets for the remainder of 2016 and each of the following five years and thereafter is $44.9 million, $88.6 million, $87.4 million, $84.7 million, $82.4 million, $78.0 million and $976.3 million, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.9 years with no expected residual values.

(9) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Accrued professional liabilities	$14,541	$14,362
Contingent purchase price payable	1,000	5,509
Current income taxes payable	—	7,892
Refunds payable	29,626	48,415
Other	47,404	43,059
Total other accrued liabilities	$92,571	$119,237

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

At June 30, 2016 and December 31, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

	June 30, 2016	December 31, 2015
Estimated losses under self-insured programs	$32,652	$30,748
Incurred but not reported losses	35,955	36,166
Total accrued professional liabilities	68,607	66,914
Less estimated losses payable within one year	14,541	14,362
Total	$54,066	$52,552

The changes to the Company's estimated losses under self-insured programs as of June 30, 2016 were as follows (in thousands):

Balance at December 31, 2015	$66,914
Assumed liabilities through acquisitions	1,862
Provision related to current period reserves	10,037
Payments for current period reserves	(39)
Benefit related to changes in prior period reserves	(249)
Payments for prior period reserves	(6,307)
Other, net including post-acquisition adjustments	(3,611)
Balance at June 30, 2016	$68,607

(11) Long-term Debt

Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Revolving credit agreement	$400,000	$175,000
Term loan	852,600	856,950
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	1,100,000
Other debt due through 2025	23,920	24,944
Capitalized lease arrangements due through 2026	18,202	18,613
	2,644,722	2,425,507
Less current portion	20,772	20,377
Less net deferred financing costs	42,907	47,174
Long-term debt	$2,581,043	$2,357,956

The fair value of fixed rate long-term debt, with a carrying value of $1,391.1 million, was $1,438.2 million at June 30, 2016. The fair value of variable rate long-term debt approximates its carrying value of $1,253.6 million at June 30, 2016. With the exception of the Company’s 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes (each defined below), the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a. Term Loan and Credit Facility

The Company has a credit facility that is comprised of an $870.0 million term loan and a $500.0 million revolving credit facility. On October 21, 2015, the Company exercised the accordion feature of its revolving credit facility and increased the Company's borrowing capacity by $200.0 million to $500.0 million. As of June 30, 2016, the Company had available $100.0 million under the revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a

Item 1. Financial Statements - (continued)	Table of Contents

combination thereof (3.50% on June 30, 2016). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $500.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof, and provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the senior secured credit facility by an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s less than wholly-owned subsidiaries. As of June 30, 2016, the Company was in compliance with the covenants contained in the term loan and credit facility.

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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2020 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory convertible preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at June 30, 2016.

2022 Senior Unsecured Notes

The Company has $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). The 2022 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly-owned domestic subsidiaries. The 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior debt of the Company and senior to all existing and future subordinated debt of the Company. Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, through the maturity date of July 15, 2022.

Item 1. Financial Statements - (continued)	Table of Contents

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at June 30, 2016.

(12) Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued professional liabilities	$54,066	$52,552
Deferred rent	27,330	18,958
Tax-effected unrecognized benefits	3,426	3,426
Other	34,656	21,247
Other long-term liabilities	$119,478	$96,183

(13) Shareholders’ Equity

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

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vests to cover payroll withholding taxes in accordance with the restricted stock agreements. During the six months ended June 30, 2016 and 2015, the Company repurchased 77,780 shares and 67,000 shares, respectively, of common stock for approximately $5.7 million and $3.7 million, respectively.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

During each of the six months ended June 30, 2016 and 2015, the Company's Board of Directors declared two dividends each of $1.3125 per share in cash, or $2.3 million, for the Company’s mandatory convertible preferred stock. As of June 30, 2016, the dividend declared in May 2016 was funded to the paying agent to be paid to shareholders of record as of June 15, 2016.

c. Stock Incentive Plans

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the “2014 Plan”), which was amended in May 2016. The amendment increased the number of shares that may be awarded under the 2014 Plan from 1,200,000 to 3,200,000. The Company also has unvested restricted stock and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, under which no additional awards may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. At June 30, 2016, 3,200,000 shares were authorized for grant under the 2014 Plan and 2,396,435 shares were available for future equity grants. Restricted stock granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company has not issued options subsequent to 2008, and all outstanding options are fully vested. Options were granted at market value on the date of the grant and vested over four years. Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense	$7,900	$3,883	$15,068	$7,592
Fair value of shares vested	1,282	1,746	18,243	13,220
Cash received from option exercises	174	334	450	2,080
Tax benefit from exercises of share based awards	129	216	3,734	3,533

As of June 30, 2016, the Company had total unrecognized compensation cost of approximately $45.6 million related to non-vested awards, which the Company expects to recognize through 2020 and over a weighted average period of 1.2 years. For the three and six months ended June 30, 2016 and 2015, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at June 30, 2016 and changes during the six months ended June 30, 2016 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2015	734,101	$44.73
Shares granted	586,791	74.00
Shares vested	(249,421)	38.61
Shares forfeited	(5,407)	55.40
Non-vested shares at June 30, 2016	1,066,064	$62.22

In addition to the non-vested restricted shares, during the six months ended June 30, 2016, the Company granted 74,752 performance-based restricted stock units (RSUs) to certain of its officers and physician employees. The weighted average fair value of the Company's common stock on the grant date of these RSUs was $74.09. Subject to achieving applicable performance thresholds, the RSUs will vest ratably over a three year period from the grant date. The conversion of the RSUs to restricted stock is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2016 and, if achieved,

Item 1. Financial Statements - (continued)	Table of Contents

would occur during the first quarter of 2017. If the financial performance goal is not achieved, the RSUs will be forfeited. The number of RSUs that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At June 30, 2016, the Company believes the RSUs will vest at approximately 150%.

A summary of stock option activity for the six months ended June 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2015	33,751	$22.98	1.1
Options exercised with total intrinsic value of $1.0 million	(19,718)	22.84
Options terminated	(4,200)	21.07
Outstanding, Vested and Exercisable at June 30, 2016 with an aggregate intrinsic value of $0.5 million	9,833	$24.09	0.5

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2016 exercised their options at the Company’s closing stock price on June 30, 2016.

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

Item 1. Financial Statements - (continued)	Table of Contents

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2016:
Net earnings attributable to AmSurg Corp. common shareholders (basic)	$43,805	53,739	$0.82	$72,404	53,702	$1.35
Preferred stock dividends	2,264	—		4,528	—
Effect of dilutive securities, options and non-vested shares	—	3,588		—	3,527
Net earnings attributable to AmSurg Corp. common shareholders (diluted)	$46,069	57,327	$0.80	$76,932	57,229	$1.34

2015:
Net earnings attributable to AmSurg Corp. common shareholders (basic)	$31,411	47,678	$0.66	$50,185	47,625	$1.05
Effect of dilutive securities, options and non-vested shares	—	421		—	377
Net earnings attributable to AmSurg Corp. common shareholders (diluted)	$31,411	48,099	$0.65	$50,185	48,002	$1.05

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

During the six months ended June 30, 2016 and 2015 the Company had net income tax payments of $45.7 million and $7.8 million, respectively. The increase in net payments made is primarily due to lower taxes paid in the six months ended June 30, 2015 due to the tax benefit resulting from significant transaction costs incurred in association with the Sheridan acquisition completed during 2014.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Redeemable Noncontrolling Interests

Certain of the Company’s wholly-owned subsidiaries are responsible for all debts incurred but unpaid by the Company's less than wholly-owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2016. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Physician Services Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida, which will be utilized by its physician services segment. The Company took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which it intends to begin to occupy during the third quarter of 2016. In addition, the Company plans to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which it intends to occupy during the first quarter of 2017. Annual rent expense is expected to be approximately $2.9 million. The initial term of this lease agreement expires in February 2029.

Merger with Envision Healthcare Holdings, Inc.

On June 15, 2016, the Company signed a definitive merger agreement with Envision as previously mentioned in Note 2. If the Company were to terminate the merger agreement, under certain circumstances, it would be required to pay Envision a termination fee of $180.0 million and would be obligated to provide reimbursement for up to $15.0 million of expenses.

Item 1. Financial Statements - (continued)	Table of Contents

(16) Segment Reporting

The Company operates in two major lines of business - ambulatory surgery centers and outsourced physician services, which have been identified as its operating and reportable segments. Through the ambulatory services segment, the Company acquires, develops and operates ambulatory surgery centers in partnership with physicians. Through the physician services segment, the Company provides outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services, and emergency medicine.

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

The following table presents financial information for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Revenue:
Ambulatory Services	$319,747	$310,991	$626,881	$594,901
Physician Services	438,752	330,959	856,296	617,494
Total	$758,499	$641,950	$1,483,177	$1,212,395

Adjusted EBITDA:
Ambulatory Services	$61,746	$60,304	$115,372	$107,612
Physician Services	87,497	67,668	153,971	114,115
Total	$149,243	$127,972	$269,343	$221,727

Adjusted EBITDA:	$149,243	$127,972	$269,343	$221,727
Net earnings attributable to noncontrolling interests	57,050	57,072	110,891	104,789
Interest expense, net	(31,913)	(30,182)	(62,723)	(60,429)
Depreciation and amortization	(30,054)	(23,612)	(59,126)	(46,430)
Share-based compensation	(7,900)	(3,883)	(15,068)	(7,592)
Net change in fair value of contingent consideration	2,598	(6,410)	2,598	(6,410)
Transaction costs	(5,135)	(1,982)	(6,525)	(3,453)
Net gain (loss) on disposals and deconsolidations	2,595	(3,035)	2,595	(3,258)
Earnings before income taxes	$136,484	$115,940	$241,985	$198,944

Acquisition and Capital Expenditures:
Ambulatory Services	$35,031	$64,514	$43,401	$118,610
Physician Services	265,019	22,822	275,330	110,087
Total	$300,050	$87,336	$318,731	$228,697

Item 1. Financial Statements - (continued)	Table of Contents

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

Condensed Consolidating Balance Sheet - June 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,591	$16,215	$53,299	$—	$74,105
Restricted cash and marketable securities	—	—	12,794	—	12,794
Accounts receivable, net	—	258,863	116,489	—	375,352
Supplies inventory	—	—	21,980	—	21,980
Prepaid and other current assets	45,542	24,074	26,261	(21,312)	74,565
Total current assets	50,133	299,152	230,823	(21,312)	558,796
Property and equipment, net	11,877	27,822	165,223	—	204,922
Investments in and receivables from unconsolidated affiliates	5,219,975	1,807,424	—	(6,848,343)	179,056
Goodwill	—	2,123,067	—	2,051,941	4,175,008
Intangible assets, net	13,037	1,664,313	1,925	—	1,679,275
Other assets	7,186	20,825	20,251	(1,999)	46,263
Total assets	$5,302,208	$5,942,603	$418,222	$(4,819,713)	$6,843,320
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$20	$12,052	$—	$20,772
Accounts payable	3,073	1,640	29,569	(3,561)	30,721
Accrued salaries and benefits	29,533	140,149	17,226	—	186,908
Accrued interest	30,386	—	14	—	30,400
Other accrued liabilities	5,171	69,166	35,985	(17,751)	92,571
Total current liabilities	76,863	210,975	94,846	(21,312)	361,372
Long-term debt	2,550,996	36	56,065	(26,054)	2,581,043
Deferred income taxes	288,503	456,942	—	(1,998)	743,447
Other long-term liabilities	8,568	76,144	34,766	—	119,478
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	60,886	116,959	177,845
Equity:
Total AmSurg Corp. equity	2,377,278	3,967,431	125,450	(4,092,881)	2,377,278
Noncontrolling interests – non-redeemable	—	2,918	46,209	433,730	482,857
Total equity	2,377,278	3,970,349	171,659	(3,659,151)	2,860,135
Total liabilities and equity	$5,302,208	$5,942,603	$418,222	$(4,819,713)	$6,843,320

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,437	$27,507	$58,716	$—	$106,660
Restricted cash and marketable securities	—	—	13,506	—	13,506
Accounts receivable, net	—	223,434	113,896	—	337,330
Supplies inventory	—	—	21,406	—	21,406
Prepaid and other current assets	28,739	39,046	16,062	(8,076)	75,771
Total current assets	49,176	289,987	223,586	(8,076)	554,673
Property and equipment, net	12,515	14,601	162,052	—	189,168
Investments in and receivables from unconsolidated affiliates	4,901,026	1,775,272	—	(6,507,128)	169,170
Goodwill	—	1,956,741	—	2,013,469	3,970,210
Intangible assets, net	12,780	1,579,537	2,320	—	1,594,637
Other assets	4,653	1,717	17,078	(1,998)	21,450
Total assets	$4,980,150	$5,617,855	$405,036	$(4,503,733)	$6,499,308
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$11,677	$—	$20,377
Accounts payable	2,816	3,760	29,837	(3,852)	32,561
Accrued salaries and benefits	31,510	158,705	12,322	—	202,537
Accrued interest	30,463	—	17	—	30,480
Other accrued liabilities	13,962	76,590	32,909	(4,224)	119,237
Total current liabilities	87,451	239,055	86,762	(8,076)	405,192
Long-term debt	2,326,103	—	55,249	(23,396)	2,357,956
Deferred income taxes	268,573	432,923	—	(1,998)	699,498
Other long-term liabilities	4,560	71,509	20,114	—	96,183
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	63,060	112,672	175,732
Equity:
Total AmSurg Corp. equity	2,293,463	3,646,211	132,267	(3,778,478)	2,293,463
Noncontrolling interests – non-redeemable	—	—	47,584	423,700	471,284
Total equity	2,293,463	3,646,211	179,851	(3,354,778)	2,764,747
Total liabilities and equity	$4,980,150	$5,617,855	$405,036	$(4,503,733)	$6,499,308

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended June 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7,700	$437,042	$324,047	$(10,290)	$758,499
Operating expenses:
Salaries and benefits	22,246	305,173	76,727	(135)	404,011
Supply cost	—	1,145	48,578	(20)	49,703
Other operating expenses	6,034	44,213	71,033	(10,135)	111,145
Transaction costs	2,099	3,036	—	—	5,135
Depreciation and amortization	1,103	21,192	7,759	—	30,054
Total operating expenses	31,482	374,759	204,097	(10,290)	600,048
Net gain (loss) on disposals and deconsolidations	—	2,857	(262)	—	2,595
Equity in earnings of unconsolidated affiliates	87,700	68,939	—	(149,288)	7,351
Operating income	63,918	134,079	119,688	(149,288)	168,397
Interest expense (income), net	(4,215)	35,528	600	—	31,913
Earnings before income taxes	68,133	98,551	119,088	(149,288)	136,484
Income tax expense	22,064	10,858	443	—	33,365
Net earnings	46,069	87,693	118,645	(149,288)	103,119
Less net earnings (loss) attributable to noncontrolling interests	—	(7)	57,057	—	57,050
Net earnings attributable to AmSurg Corp. shareholders	46,069	87,700	61,588	(149,288)	46,069
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$43,805	$87,700	$61,588	$(149,288)	$43,805

Condensed Consolidating Statement of Operations - For the Six Months Ended June 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$16,244	$852,872	$634,659	$(20,598)	$1,483,177
Operating expenses:
Salaries and benefits	46,341	614,753	153,024	(268)	813,850
Supply cost	—	2,152	94,547	(33)	96,666
Other operating expenses	13,652	87,552	137,920	(20,297)	218,827
Transaction costs	2,276	4,249	—	—	6,525
Depreciation and amortization	2,175	41,528	15,423	—	59,126
Total operating expenses	64,444	750,234	400,914	(20,598)	1,194,994
Net gain (loss) on disposals and deconsolidations	—	2,857	(262)	—	2,595
Equity in earnings of unconsolidated affiliates	156,742	134,375	—	(277,187)	13,930
Operating income	108,542	239,870	233,483	(277,187)	304,708
Interest expense (income), net	(7,034)	68,504	1,253	—	62,723
Earnings before income taxes	115,576	171,366	232,230	(277,187)	241,985
Income tax expense	38,644	14,632	886	—	54,162
Net earnings	76,932	156,734	231,344	(277,187)	187,823
Less net earnings (loss) attributable to noncontrolling interests	—	(7)	110,898	—	110,891
Net earnings attributable to AmSurg Corp. shareholders	76,932	156,741	120,446	(277,187)	76,932
Preferred stock dividends	(4,528)	—	—	—	(4,528)
Net earnings attributable to AmSurg Corp. common shareholders	$72,404	$156,741	$120,446	$(277,187)	$72,404

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7,079	$329,579	$314,780	$(9,488)	$641,950
Operating expenses:
Salaries and benefits	15,511	228,618	76,391	(124)	320,396
Supply cost	—	489	45,335	(34)	45,790
Other operating expenses	5,783	42,099	66,450	(9,330)	105,002
Transaction costs	324	1,658	—	—	1,982
Depreciation and amortization	1,056	14,617	7,939	—	23,612
Total operating expenses	22,674	287,481	196,115	(9,488)	496,782
Net gain (loss) on disposals and deconsolidations	—	(3,035)	—	—	(3,035)
Equity in earnings of unconsolidated affiliates	76,931	64,513	—	(137,455)	3,989
Operating income	61,336	103,576	118,665	(137,455)	146,122
Interest expense, net	11,978	17,624	580	—	30,182
Earnings before income taxes	49,358	85,952	118,085	(137,455)	115,940
Income tax expense	15,683	9,021	489	—	25,193
Net earnings	33,675	76,931	117,596	(137,455)	90,747
Less net earnings attributable to noncontrolling interests	—	—	57,072	—	57,072
Net earnings attributable to AmSurg Corp. shareholders	33,675	76,931	60,524	(137,455)	33,675
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$31,411	$76,931	$60,524	$(137,455)	$31,411

Condensed Consolidating Statement of Operations - For the Six Months Ended June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$14,170	$615,158	$601,409	$(18,342)	$1,212,395
Operating expenses:
Salaries and benefits	33,154	440,219	149,454	(252)	622,575
Supply cost	—	885	87,523	(34)	88,374
Other operating expenses	12,417	71,710	129,501	(18,056)	195,572
Transaction costs	592	2,861	—	—	3,453
Depreciation and amortization	1,890	28,924	15,616	—	46,430
Total operating expenses	48,053	544,599	382,094	(18,342)	956,404
Net gain (loss) on disposals and deconsolidations	(188)	(3,223)	(35)	188	(3,258)
Equity in earnings of unconsolidated affiliates	137,318	119,096	—	(249,774)	6,640
Operating income	103,247	186,432	219,280	(249,586)	259,373
Interest expense, net	23,864	35,378	1,187	—	60,429
Earnings before income taxes	79,383	151,054	218,093	(249,586)	198,944
Income tax expense	24,670	13,924	848	—	39,442
Net earnings	54,713	137,130	217,245	(249,586)	159,502
Less net earnings attributable to noncontrolling interests	—	—	104,789	—	104,789
Net earnings attributable to AmSurg Corp. shareholders	54,713	137,130	112,456	(249,586)	54,713
Preferred stock dividends	(4,528)	—	—	—	(4,528)
Net earnings attributable to AmSurg Corp. common shareholders	$50,185	$137,130	$112,456	$(249,586)	$50,185

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$39,294	$131,227	$255,297	$(230,713)	$195,105
Cash flows from investing activities:
Acquisitions and related expenses	(265,258)	(284,010)	—	268,155	(281,113)
Acquisition of property and equipment	(1,676)	(19,916)	(16,026)	—	(37,618)
Proceeds from sale of interests in surgery centers	—	25	—	—	25
Purchases of marketable securities	—	—	(498)	—	(498)
Maturities of marketable securities	—	—	2,738	—	2,738
Other	—	(4,057)	(4,692)	—	(8,749)
Net cash flows used in investing activities	(266,934)	(307,958)	(18,478)	268,155	(325,215)
Cash flows from financing activities:
Proceeds from long-term borrowings	313,000	—	4,151	—	317,151
Repayment on long-term borrowings	(92,350)	(9)	(6,404)	—	(98,763)
Distributions to owners, including noncontrolling interests	—	(102,330)	(243,972)	230,713	(115,589)
Capital contributions	—	265,258	—	(265,258)	—
Changes in intercompany balances with affiliates, net	(2,657)	—	2,657	—	—
Other, net	(6,199)	2,520	1,332	(2,897)	(5,244)
Net cash flows provided by (used in) financing activities	211,794	165,439	(242,236)	(37,442)	97,555
Net decrease in cash and cash equivalents	(15,846)	(11,292)	(5,417)	—	(32,555)
Cash and cash equivalents, beginning of period	20,437	27,507	58,716	—	106,660
Cash and cash equivalents, end of period	$4,591	$16,215	$53,299	$—	$74,105

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(27,553)	$172,907	$232,423	$(126,382)	$251,395
Cash flows from investing activities:
Acquisitions and related expenses	(51,852)	(197,718)	—	53,538	(196,032)
Acquisition of property and equipment	(4,490)	(9,424)	(18,751)	—	(32,665)
Purchases of marketable securities	—	—	(1,245)	—	(1,245)
Maturities of marketable securities	—	—	2,988	—	2,988
Other	—	(1,441)	(546)	—	(1,987)
Net cash flows used in investing activities	(56,342)	(208,583)	(17,554)	53,538	(228,941)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	7,795	—	7,795
Repayment on long-term borrowings	(4,350)	—	(5,938)	—	(10,288)
Distributions to owners, including noncontrolling interests	—	(15,108)	(212,307)	126,382	(101,033)
Capital contributions	—	51,852	—	(51,852)	—
Changes in intercompany balances with affiliates, net	444	—	(444)	—	—
Other financing activities, net	(2,892)	2,573	1,287	(1,686)	(718)
Net cash flows provided by (used in) financing activities	(6,798)	39,317	(209,607)	72,844	(104,244)
Net increase (decrease) in cash and cash equivalents	(90,693)	3,641	5,262	—	(81,790)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$43,658	$27,112	$55,519	$—	$126,289

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

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At June 30, 2016, we operated 258 ASCs in 34 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and currently intend to continue to pursue such partnerships.

Physician Services Overview

At June 30, 2016, we delivered physician services, primarily in the areas of anesthesiology, radiology, children’s services, and emergency medical services, to more than 530 healthcare facilities in 32 states, with a significant presence in Florida, New Jersey, Arizona and California. At June 30, 2016, we employed more than 4,200 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established to supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Merger with Envision Healthcare Holdings, Inc.

On June 15, 2016, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Envision Healthcare Holdings, Inc. (Envision). Pursuant to the Merger Agreement, AmSurg Corp. will change its state of incorporation from Tennessee to Delaware by merging AmSurg Corp. with and into New Amethyst Corp. (New Amethyst), a newly-formed Delaware corporation and a wholly-owned subsidiary of AmSurg Corp., with New Amethyst being the surviving corporation. AmSurg Corp. shareholders will receive one share of New Amethyst common stock for each share of AmSurg Corp. common stock owned and one share of New Amethyst mandatory convertible preferred stock for each share of AmSurg Corp. mandatory convertible preferred stock owned. Following the merger of AmSurg and New Amethyst, Envision will merge with and into New Amethyst, with New Amethyst being the surviving corporation.

If the merger is completed, Envision stockholders will receive 0.334 shares of New Amethyst common stock for each share of Envision common stock owned (the Exchange Ratio). The Exchange Ratio is fixed and will not be adjusted to reflect stock price changes prior to the closing. Upon completion of the merger, former Envision stockholders will own approximately 53% of the then outstanding New Amethyst common stock (on a fully diluted basis), including preferred shares. The value of the merger consideration to be received will fluctuate with the market value of AmSurg common stock and Envision common stock until the merger is completed. The merger is currently expected to be completed in the fourth quarter of 2016 and is subject to customary closing conditions, including obtaining regulatory approval and approval from the common shareholders of both AmSurg and Envision. Upon completion of the merger, New Amethyst will change its name to “Envision Healthcare Corporation.”

Operating Environment

Our ASCs and physician practices depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the six months ended June 30, 2016, we derived approximately 26% and 19%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (CPI). The Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2015, ASC reimbursement rates increased by 1.9%, which positively impacted our 2015 ambulatory services revenues by approximately $9.0 million and our net earnings per diluted share by $0.10. For 2016, the Centers for Medicare and Medicaid Services (CMS) increased ASC reimbursement rates by 0.3%, which we estimate will not have a significant impact our 2016 ambulatory services revenues. We estimate that proposed ASC reimbursement rates for 2017 recently announced by the CMS, which are subject to final approval in November 2016, would negatively impact our 2017 revenue by approximately $5.0 million. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

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

In November 2012, CMS adopted a rule under the Health Reform Law that generally allows physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates (Medicaid-Medicare Parity). Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. Legislation was passed in certain states to extend Medicaid-Medicare Parity for calendar year 2015. Accordingly, our 2015 Medicaid program revenues were reduced by approximately $3.2 million compared to fiscal 2014. We do not expect further reduction in reimbursement rates in 2016 in those states which previously extended Medicaid-Medicare Parity.

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

The Health Reform Law represents significant change across the healthcare industry and contains a number of provisions designed to reduce Medicare program spending. However, the Health Reform Law also expands coverage of uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law has expanded eligibility under existing Medicaid programs in states that have not opted out of the expansion, created financial penalties on individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, resulted in the establishment of, or participation in, a health insurance exchange for each state and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also established a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates and increased dependent coverage.

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

We believe health insurance market reforms that expand insurance coverage have resulted in an increased volume of certain procedures at our centers. Most of the provisions of the Health Reform Law that are reducing the number of uninsured individuals are in effect including, as of January 1, 2016, the employer mandate, which requires firms with 50 or more full-time employees to offer health insurance or pay fines. Because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, court challenges, amendments, repeal, or further implementation delays, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect us. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on us at this time.

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

Our revenues are influenced by national surgery trends, hospital-specific factors, and other factors affecting patient needs for medical services. National surgery trends can change based on changes in patient utilization, population growth and demographics, weather related disruptions, as well as general economic factors. Hospital-specific factors include changes in local availability of alternative sites of care to the patient, changes in surgeon utilization of the facility, construction and regulations that affect patient flow through the hospital. We believe patient utilization can also be affected by changes in the portion of medical costs for which the patients themselves bear financial responsibility, by general economic conditions, and by other factors.

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

The effective tax rate on pre-tax earnings as presented is approximately 22% for the six months ended June 30, 2016. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

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

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	53.3	49.9	54.9	51.4
Supply cost	6.6	7.1	6.5	7.3
Other operating expenses	14.7	16.4	14.8	16.1
Transaction costs	0.7	0.3	0.4	0.3
Depreciation and amortization	4.0	3.7	4.0	3.8
Total operating expenses	79.1	77.4	80.6	78.9
Net gain (loss) on disposals and deconsolidations	0.3	(0.5)	0.2	(0.3)
Equity in earnings of unconsolidated affiliates	1.0	0.6	0.9	0.5
Operating income	22.2	22.8	20.5	21.4
Interest expense, net	4.2	4.7	4.2	5.0
Earnings from operations before income taxes	18.0	18.1	16.3	16.4
Income tax expense	4.4	3.9	3.7	3.3
Net earnings	13.6	14.1	12.7	13.2
Net earnings attributable to noncontrolling interests	7.5	8.9	7.5	8.6
Net earnings attributable to AmSurg Corp. shareholders	6.1%	5.2%	5.2%	4.5%

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

Net revenue increased $116.5 million, or 18.2%, to $758.5 million in the three months ended June 30, 2016 from $642.0 million in the three months ended June 30, 2015. Net revenue increased $270.8 million, or 22.3%, to $1,483.2 million in the six months ended June 30, 2016 from $1,212.4 million in the six months ended June 30, 2015. Our net revenue was impacted primarily due to the following:

•
an increase of $107.8 million and $238.8 million during the three and six months ended June 30, 2016 associated with our physician services segment driven primarily from completed acquisitions in 2015 and 2016 and increases in our same-contract growth; and

•
an increase of $8.8 million and $32.0 million during the three and six months ended June 30, 2016 associated with our ambulatory services segment driven primarily from completed acquisitions in 2015 and 2016 and increases in our same-center growth.

Operating income increased $22.3 million, or 15.2%, to $168.4 million during the three months ended June 30, 2016, from $146.1 million in the three months ended June 30, 2015. Operating income increased $45.3 million, or 17.5%, to $304.7 million during the six months ended June 30, 2016, from $259.4 million in the six months ended June 30, 2015. Our operating income was impacted during the three and six months ended June 30, 2016 primarily due to the following:

•
an increase of $22.5 million and $34.9 million during the three and six months ended June 30, 2016 associated with results from our physician services segment primarily due to acquisitions during 2015;

•
a decrease of $0.2 million and an increase of $10.5 million during the three and six months ended June 30, 2016 associated with results from our ambulatory services segment due to same-contract growth offset by deconsolidation activity; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•
we incurred approximately $5.1 million and $6.5 million of transaction costs and during the three and six months ended June 30, 2016, respectively. The majority of the costs incurred during the three and six months ended June 30, 2016 were primarily due to the proposed merger with Envision.

As a percentage of our consolidated net revenue our physician services segment represents 57.8% and 57.7% for the three and six months ended June 30, 2016 as compared to 51.6% and 50.9% for the three and six months ended June 30, 2015. As a result, our consolidated operations compared to prior periods has experienced a shift as a percent of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

Net interest expense increased $1.7 million, or 5.7%, to $31.9 million in the three months ended June 30, 2016, from $30.2 million in the three months ended June 30, 2015 and increased $2.3 million, or 3.8%, to $62.7 million in the six months ended June 30, 2016, from $60.4 million in the six months ended June 30, 2015, primarily as a result of increased borrowings which were used to fund recent acquisitions. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $33.4 million and $54.2 million for the three and six months ended June 30, 2016, respectively, compared to $25.2 million and $39.4 million in the three and six months ended June 30, 2015, respectively. Our effective tax rate during the three and six months ended June 30, 2016 was approximately 24% and 22%, respectively, of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, excluding the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. For the six months ended June 30, 2016 and 2015, our adjusted effective tax rate was approximately 41%, which reflects the impact of valuation allowances recorded against capital loss carryforwards associated with disposed centers.

Noncontrolling interests in net earnings for six months ended June 30, 2016 increased $6.1 million from the six months ended June 30, 2015, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations during 2015. The change in noncontrolling interests in net earnings for the three months ended June 30, 2016 as compared to the prior year period was not significant.

Ambulatory Services Operations

The following table presents certain operating data at our ambulatory services segment for the three and six months ended June 30, 2016 and 2015. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Procedures performed during the period at consolidated centers	436,940	441,302	853,524	845,821
Centers in operation, end of period (consolidated)	236	239	236	239
Centers in operation, end of period (unconsolidated)	22	11	22	11
Average number of continuing centers in operation (consolidated)	237	238	236	237
New centers added, during period	4	2	4	4
Centers merged into existing centers, during period	—	—	1	—
Centers discontinued, during period	2	—	2	—
Centers under development, end of period	1	2	1	2
Centers under letter of intent, end of period	4	6	4	6
Average revenue per consolidated center (in thousands)	$1,352	$1,308	$2,655	$2,515
Same center revenues increase (consolidated)	4.2%	5.1%	6.6%	4.4%
Surgical hospitals in operation at end of period (unconsolidated)	1	—	1	—

Of the continuing centers in operation at June 30, 2016, 154 centers performed gastrointestinal endoscopy procedures, 57 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory service revenues grow from year to year is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2016 same-center group, constituting approximately 95% of our total number of consolidated centers, increased by 4.2% and 6.6% during the three and six months ended June 30, 2016, respectively, comprised of a 3.3% and 4.3% increase in procedures, and a 0.9% and 1.5% increase in revenue per procedure as compared to the prior year period and a 0.8% increase due to an additional working day in the six months ended June 30, 2016.

The following table presents selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net revenue	$319,747	100.0%	$310,991	100.0%	$626,881	100.0%	$594,901	100.0%
Operating expenses:
Salaries and benefits	97,596	30.5	90,662	29.2	196,494	31.3	180,458	30.3
Supply cost	48,558	15.2	45,301	14.6	94,514	15.1	87,489	14.7
Other operating expenses	64,747	20.2	60,713	19.5	128,003	20.4	121,072	20.4
Transaction costs	2,099	0.7	324	0.1	2,276	0.4	592	0.1
Depreciation and amortization	8,862	2.8	8,995	2.9	17,598	2.8	17,506	2.9
Total operating expenses	221,862	69.4	205,995	66.2	438,885	70.0	407,117	68.4
Net gain (loss) on disposals and deconsolidations	2,595	0.8	—	—	2,595	0.4	(223)	—
Equity in earnings of unconsolidated affiliates	5,256	1.6	952	0.3	9,056	1.4	1,631	0.3
Operating income	$105,736	33.1%	$105,948	34.1%	$199,647	31.8%	$189,192	31.8%

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

The number of procedures performed in our consolidated ASCs decreased by 4,362, or 1.0%, to 436,940 and increased by 7,703, or 0.9% to 853,524 in the three and six months ended June 30, 2016, respectively, from 441,302 and 845,821 in the three and six months ended June 30, 2015, respectively. Ambulatory services revenues increased $8.8 million, or 2.8%, to $319.7 million and $32.0 million, or 5.4%, to $626.9 million in the three and six months ended June 30, 2016, respectively, from $311.0 million and $594.9 million in the three and six months ended June 30, 2015, respectively. Our ambulatory services revenues were impacted during the three and six months ended June 30, 2016 as compared to the prior periods primarily due to the following:

•
revenue growth of $11.9 million and $35.7 million for the three and six months ended June 30, 2016, respectively, recognized by our 2016 same-center group of 4.2% and 6.6% during the three and six months ended June 30, 2016;

•
centers acquired in 2015, which contributed $12.5 million and $27.8 million of additional revenues in the three and six months ended June 30, 2016, respectively, due to having a full period of operations in 2016;

•	centers acquired in 2016, which contributed $2.4 million of additional revenues in each of the three and six months ended June 30, 2016, respectively; and

•
reduced revenue recognized during the three and six months ended June 30, 2016 of $18.4 million and $34.7 million, respectively, resulting from the deconsolidation of centers that were consolidated in the prior periods. The deconsolidated centers represented 28,621 and 54,694 procedures reported during the three and six months ended June 30, 2015, respectively. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

Salaries and benefits increased by $6.9 million, or 7.6%, to $97.6 million and $16.0 million, or 8.9%, to $196.5 million in the three and six months ended June 30, 2016, respectively, from $90.7 million and $180.5 million in the three and six months ended June 30, 2015, respectively. Salaries and benefits increased as a result of additional corporate overhead, as well as additional staffing at newly acquired and developed centers.

Supply cost increased $3.3 million, or 7.2%, to $48.6 million and $7.0 million, or 8.0%, to $94.5 million in the three and six months ended June 30, 2016, respectively, from $45.3 million and $87.5 million in the three and six months ended June 30, 2015, respectively. Increased supply costs for the three and six months ended June 30, 2016 are primarily due to the increase in procedures performed by our same center group offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses increased $4.0 million, or 6.6%, to $64.7 million and $6.9 million, or 5.7%, to $128.0 million in the three and six months ended June 30, 2016, respectively, from $60.7 million and $121.1 million in the three and six months ended June 30,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

2015, respectively. The additional expense in the three and six months ended June 30, 2016 resulted primarily from:

•	an increase of $5.5 million and $9.3 million, respectively, in other operating expenses at our 2016 same-center group;

•	centers acquired or opened during 2015, which resulted in an increase of $1.9 million and $4.2 million, respectively;

•	centers acquired during 2016, which resulted in an increase of $0.5 million in each of the three and six months ended June 30, 2016, respectively; and

•	deconsolidation of centers in the prior period, which resulted in a decrease of $3.8 million and $7.1 million, respectively.

Transaction costs was approximately $2.1 million and $2.3 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, resulting primarily from our acquisition of surgery centers and the proposed merger with Envision.

Depreciation and amortization expense decreased $0.1 million, or 1.5%, to $8.9 million and increased $0.1 million, or 0.5%, to $17.6 million in the three and six months ended June 30, 2016, respectively, from $9.0 million and $17.5 million in the three and six months ended June 30, 2015 primarily as a result of centers deconsolidated and disposed during 2016 and 2015 offset from centers acquired during the same periods.

Equity in earnings of unconsolidated affiliates was $5.3 million and $9.1 million during the three and six months ended June 30, 2016, respectively, and $1.0 million and $1.6 million during the three and six months ended June 30, 2015, respectively. The increase in our earnings from equity method investments during the three and six months ended June 30, 2016 is due to the consummation of five equity method investments during 2015 whereby we contributed nine ASCs to joint ventures generally with health systems which were not fully reflected in 2015 results. Additionally, in 2016, we entered into one equity method investment in which we contributed one ASC into a joint venture with a health system.

Physician Services Operations

We utilize certain measures for our physician segment operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue and acquired contract revenue. Our same contract revenue reflects revenue that contain full year-to-date operations in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract growth during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contribution to Net Revenue Growth:
Same contract	4.5%	10.9%	7.0%	8.1%
New contract	0.6	1.6	0.9	2.0
Acquired contract and other	27.5	11.8	30.8	9.3
Total net revenue growth	32.6%	24.3%	38.7%	19.4%

Same contract revenue growth	5.5%	14.3%	8.4%	10.5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table shows selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net revenue	$438,752	100.0%	$330,959	100.0%	$856,296	100.0%	$617,494	100.0%
Operating expenses:
Salaries and benefits	306,415	69.8	229,734	69.4	617,356	72.1	442,117	71.6
Supply cost	1,145	0.3	489	0.1	2,152	0.3	885	0.1
Other operating expenses	46,398	10.6	44,289	13.4	90,824	10.6	74,500	12.1
Transaction costs	3,036	0.7	1,658	0.5	4,249	0.5	2,861	0.5
Depreciation and amortization	21,192	4.8	14,617	4.4	41,528	4.8	28,924	4.7
Total operating expenses	378,186	86.2	290,787	87.9	756,109	88.3	549,287	89.0
Net gain (loss) on disposals and deconsolidations	—	—	(3,035)	(0.9)	—	—	(3,035)	(0.5)
Equity in earnings of unconsolidated affiliates	2,095	0.5	3,037	0.9	4,874	0.6	5,009	0.8
Operating income	$62,661	14.3%	$40,174	12.1%	$105,061	12.3%	$70,181	11.4%

Three and Six Months Ended June 30, 2016 compared to Three and Six Months Ended June 30, 2015

Physician services revenues increased $107.8 million, or 32.6%, to $438.8 million and $238.8 million, or 38.7%, to $856.3 million in the three and six months ended June 30, 2016, respectively, from $331.0 million and $617.5 million in the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, compared to the prior year periods, our total growth in net revenue of our physician services segment resulted primarily from physician practices acquired in 2016 and 2015, which contributed approximately $89.2 million and $184.7 million, respectively. In addition during the three and six months ended June 30, 2016, we experienced an increase in net revenue as a result of same contract growth which contributed approximately $14.9 million and $43.3 million, respectively. Our same contract revenue growth was 5.5% and 8.4% for the three and six months ended June 30, 2016, respectively, which is reflective of a 5.1% and 5.9% increase in patient encounters, a 0.4% and 1.8% increase in revenue per patient encounter, and a 0.7% increase due to an additional working day in the six months ended June 30, 2016.

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

	Percentage of Net Revenue				Percentage of Total Volume
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Medicare	13%	13%	13%	13%	34%	34%	34%	34%
Medicaid	6	5	6	5	21	22	21	22
Commercial and managed care	71	72	71	71	36	36	36	36
Self-pay	1	1	1	1	9	8	9	8
Net fee for service revenue	91%	91%	91%	90%	100%	100%	100%	100%
Contract and other revenue	9	9	9	10
Net revenue for physician services	100%	100%	100%	100%

Included in total operating expenses for the three and six months ended June 30, 2016 is approximately $321.8 million and $641.9 million, respectively, and for the three and six months ended June 30, 2015 is approximately $236.7 million and $457.1 million,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

respectively, incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel. As a percentage of physician services revenue, direct practice expense was 73.3% and 75.0% for the three and six months ended June 30, 2016, respectively, and 71.5% and 74.0% for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016, we recognized income of approximately $2.6 million in other operating expenses associated with the net change in fair value of contingent consideration. During the three and six months ended June 30, 2015, we recognized expense of approximately $6.4 million in other operating expenses associated with the net change in fair value of contingent consideration.

Transaction costs was approximately $3.0 million and $4.2 million for the three and six months ended June 30, 2016, respectively, and $1.7 million and $2.9 million for the three and six months ended June 30, 2015, respectively, resulting primarily from our acquisition of physician practices and the proposed merger with Envision.

Depreciation and amortization for our physician services segment includes approximately $20.3 million and $39.9 million of amortization for the three and six months ended June 30, 2016, respectively, and $14.0 million and $27.7 million for the three and six months ended June 30, 2015, respectively, resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. The increase in amortization associated with customer relationships with hospitals during the three and six months ended June 30, 2016 compared to the prior year period is a result of acquisitions completed in 2015 and 2016.

Equity in earnings of unconsolidated affiliates decreased to $2.1 million and $4.9 million in the three and six months ended June 30, 2016, respectively, compared to $3.0 million and $5.0 million for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2016 and December 31, 2015 were $74.1 million and $106.7 million, respectively. The change is primarily due to increased accounts receivable within our physician services segment and a change in our current income tax position from a payable to a receivable. Cash flow from operations for the six months ended June 30, 2016 generated $195.1 million compared to $251.4 million for the six months ended June 30, 2015. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the six months ended June 30, 2016 was $79.5 million, compared to $150.4 million for the six months ended June 30, 2015. The decrease is primarily due to increased tax payments resulting from higher net earnings in the current period and lower taxes paid in the prior period due to the tax benefit resulting from significant transaction costs incurred in association with the Sheridan acquisition completed during 2014. In addition, we experienced an increase in net accounts receivable associated with our acquisitions completed during the six months ended June 30, 2016 and the latter half of 2015. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s operating or partnership agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $115.6 million and $101.0 million during the six months ended June 30, 2016 and 2015, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 15 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2016 and December 31, 2015, our ambulatory services segment net accounts receivable represented 38 days of revenue outstanding, respectively. At June 30, 2016, our physician services segment net accounts receivable represented 55 days of revenue outstanding which is an increase in the days outstanding since December 31, 2015. The increase is primarily due to the volume of acquisitions completed toward the end of the fourth quarter of 2015 and those acquisitions completed during the six months ended June 30, 2016 as it is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized.

During the six months ended June 30, 2016, we had total acquisition and capital expenditures of $318.7 million, which included:

•	$255.4 million for the acquisition of physician practices;

•	$25.7 million for the acquisition of interests in surgery centers; and

•	$38.3 million for new or replacement property, including $0.7 million in new capital leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

At June 30, 2016, we had unfunded construction and equipment purchase commitments for our new physician services segment headquarters and for surgery centers under development or under renovation of approximately $17.8 million, which we intend to fund through additional borrowings from our revolving credit facility and operating cash flow.

As of June 30, 2016, we had $29.9 million of restricted cash and marketable securities the majority of which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company. Approximately $12.8 million is reflected as a component of total current assets in the accompanying consolidated balance sheets which is expected to be utilized to satisfy the claims payments estimated to occur in the next 12 months.

During the six months ended June 30, 2016, we received approximately $0.5 million from the exercise of stock options under our employee stock incentive plans. During the six months ended June 30, 2016, we repurchased 77,780 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $5.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements. The excess tax benefit received from the exercise of options and the vesting of restricted stock was approximately $3.7 million.

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

Our mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends, to the extent lawful and declared by our board of directors, are paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During each of the six months ended June 30, 2016 and 2015, the Board of Directors declared two dividends each totaling $1.3125 per share in cash, or $2.3 million, respectively, for our mandatory convertible preferred stock. The dividend declared in May 2016 has been funded to the paying agent and was paid on July 1, 2016 to shareholders of record as of June 15, 2016.

For the six months ended June 30, 2016, we had net borrowings on long-term debt of $218.4 million. At June 30, 2016, we had $100.0 million available under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $852.6 million outstanding pursuant to our term loan.

Our $870.0 million term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.50% on June 30, 2016). Our revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $500.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

We have $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. At June 30, 2016, we had approximately $28.5 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which was paid in July 2016.

We have $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date on November 30, 2020. At June 30, 2016, we had approximately $1.2 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in November 2016. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

As of June 30, 2016, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to utilize for our physician services segment. We took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which we intend to begin to occupy during the third quarter of 2016. In addition, we plan to begin tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which we intend to occupy during the first quarter of 2017. Annual rent expense is expected to be approximately $2.9 million. The initial term of the lease agreement expires in February 2029. Our rent obligation does not require cash payments until September 2016.

On June 15, 2016, we signed a definitive merger agreement with Envision to combine the companies in an all-stock transaction. Also on June 15, 2016, we and Envision signed a commitment letter with JPMorgan Chase Bank, N.A. and Barclays Bank PLC (JPMorgan and Barclays) to allow both us and Envision to refinance certain debt instruments as necessary to effect the proposed merger. JPMorgan and Barclays have committed to (i) provide Envision and AmSurg with a term loan facility in an aggregate principal amount of up to $5.3 billion and (ii) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $1.0 billion in connection with the proposed Merger. If we were to terminate the Merger Agreement, under certain circumstances, we would be required to pay Envision a termination fee of $180.0 million and would be obligated to provide reimbursement for up to $15.0 million of expenses. In addition, we estimate that we will be obligated for approximately $20.0 million of transaction fees resulting from the Merger that will not be contingent upon a successful closing of the transaction.

Based upon our current operations and anticipated growth, we believe our operating cash flow and borrowing capacity will provide adequate resources to meet our working capital and capital expenditure requirements for the next 12 to 18 months for operations and acquisitions in the ordinary course of our business. In addition to acquiring and developing ASCs and physician practices, we may from time to time consider other acquisitions or strategic joint ventures, such as the proposed merger with Envision, involving other companies, multiple-center chains, networks of ASCs or physician practices. Such acquisitions, joint ventures or other opportunities may require an amendment to our current debt agreements or additional external financing, which may include sales of equity securities. We cannot assure you that any required financing will be available, or will be available on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2016, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $7.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2016 based on our indebtedness at June 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2015, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2016. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2015 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the six months ended June 30, 2016 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A. Risk Factors

The risk factors set forth in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2016, are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
2.1
Agreement and Plan of Merger, dated as of June 15, 2016, by and among Envision Healthcare Holdings, Inc., AmSurg Corp. and New Amethyst Corp. (Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 2016)

10.1
Commitment Letter, dated as of June 15, 2016, by and among Envision Healthcare Corporation, AmSurg Corp., JP Morgan Chase Bank, N.A. and Barclays Bank PLC. (Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 2016)

10.2	Amended and Restated AmSurg Corp. 2014 Equity Incentive Plan (Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on May 27, 2016)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Earnings for the three and six month periods ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015 and (v) the notes to the Unaudited Consolidated Financial Statements for the six month periods ended June 30, 2016 and 2015

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	August 4, 2016

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

