Form 10-Q
period 2016-09-30
AMSURG CORP
filed 2016-11-02
CIK 895930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016 there were outstanding 54,803,561 shares of the registrant’s Common Stock, no par value.

Table of Contents to Form 10-Q for the Nine Months Ended September 30, 2016

i

Part I

Item 1. Financial Statements

AmSurg Corp. Consolidated Balance Sheets (unaudited) (In thousands)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$106,058	$106,660
Restricted cash and marketable securities	12,794	13,506
Accounts receivable, net of allowance of $251,414 and $167,411, respectively	424,895	337,330
Supplies inventory	22,505	21,406
Prepaid and other current assets	64,454	75,771
Total current assets	630,706	554,673
Property and equipment, net	227,213	189,168
Investments in unconsolidated affiliates	111,006	169,170
Goodwill	4,300,102	3,970,210
Intangible assets, net	1,678,927	1,594,637
Other assets	48,985	21,450
Total assets	$6,996,939	$6,499,308
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$22,020	$20,377
Accounts payable	27,191	32,561
Accrued salaries and benefits	213,298	202,537
Accrued interest	18,577	30,480
Other accrued liabilities	101,625	119,237
Total current liabilities	382,711	405,192
Long-term debt, net of deferred financing costs of $40,768 and $47,174, respectively	2,591,895	2,357,956
Deferred income taxes	760,504	699,498
Other long-term liabilities	129,897	96,183
Commitments and contingencies
Noncontrolling interests – redeemable	177,877	175,732
Equity:
Preferred stock, no par value, 5,000 shares authorized, 1,725 shares issued and outstanding	166,632	166,632
Common stock, no par value, 120,000 shares authorized, 54,804 and 54,294 shares issued and outstanding, respectively	1,361,581	1,345,418
Retained earnings	891,507	781,413
Total AmSurg Corp. equity	2,419,720	2,293,463
Noncontrolling interests – non-redeemable	534,335	471,284
Total equity	2,954,055	2,764,747
Total liabilities and equity	$6,996,939	$6,499,308

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Earnings (unaudited) (In thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$968,822	$712,719	$2,646,940	$2,058,649
Provision for uncollectibles	(146,606)	(62,492)	(341,547)	(196,027)
Net revenue	822,216	650,227	2,305,393	1,862,622
Operating expenses:
Salaries and benefits	461,281	327,532	1,275,131	950,107
Supply cost	47,952	45,638	144,618	134,012
Other operating expenses	114,928	98,852	333,755	294,424
Transaction costs	16,906	2,107	23,431	5,560
Depreciation and amortization	31,585	24,106	90,711	70,536
Total operating expenses	672,652	498,235	1,867,646	1,454,639
Net gain on disposals and deconsolidations	4,144	9,112	6,739	5,854
Equity in earnings of unconsolidated affiliates	4,445	4,935	18,375	11,575
Operating income	158,153	166,039	462,861	425,412
Interest expense, net	32,915	30,242	95,638	90,671
Earnings before income taxes	125,238	135,797	367,223	334,741
Income tax expense	29,658	37,518	83,820	76,960
Net earnings	95,580	98,279	283,403	257,781
Less net earnings attributable to noncontrolling interests	55,626	55,618	166,517	160,407
Net earnings attributable to AmSurg Corp. shareholders	39,954	42,661	116,886	97,374
Preferred stock dividends	(2,264)	(2,264)	(6,792)	(6,792)
Net earnings attributable to AmSurg Corp. common shareholders	$37,690	$40,397	$110,094	$90,582

Net earnings per share attributable to common shareholders:
Basic	$0.70	$0.85	$2.05	$1.90
Diluted	$0.69	$0.83	$2.03	$1.89
Weighted average number of shares and share equivalents outstanding:
Basic	53,757	47,707	53,720	47,652
Diluted	54,258	51,275	54,152	48,050

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Changes in Equity (unaudited) (In thousands)

	AmSurg Corp. Shareholders							Noncontrolling
						Noncontrolling		Interests –
						Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Retained	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Earnings	Redeemable	(Permanent)	Equity)
Balance at December 31, 2015	54,294	$1,345,418	1,725	$166,632	$781,413	$471,284	$2,764,747	$175,732
Net earnings	—	—	—	—	116,886	54,176	171,062	112,341
Issuance of restricted stock	587	—	—	—	—	—	—	—
Cancellation of restricted stock	(13)	—	—	—	—	—	—	—
Stock options exercised	20	450	—	—	—	—	450	—
Stock repurchased	(84)	(6,145)	—	—	—	—	(6,145)	—
Share-based compensation	—	21,243	—	—	—	—	21,243	—
Tax benefit related to exercise of share-based awards	—	3,910	—	—	—	—	3,910	—
Dividends paid on preferred stock	—	—	—	—	(6,792)	—	(6,792)	—
Acquisitions and other transactions impacting noncontrolling interests	—	1,014	—	—	—	67,365	68,379	4,010
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(56,379)	(56,379)	(114,619)
Disposals and other transactions impacting noncontrolling interests	—	(4,309)	—	—	—	(2,111)	(6,420)	413
Balance at September 30, 2016	54,804	$1,361,581	1,725	$166,632	$891,507	$534,335	$2,954,055	$177,877

Balance at January 1, 2015	48,113	$885,393	1,725	$166,632	$627,522	$418,684	$2,098,231	$184,099
Net earnings	—	—	—	—	97,374	49,895	147,269	110,512
Issuance of restricted stock	314	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—
Stock options exercised	102	2,356	—	—	—	—	2,356	—
Stock repurchased	(67)	(3,684)	—	—	—	—	(3,684)	—
Share-based compensation	—	11,319	—	—	—	—	11,319	—
Tax benefit related to exercise of share-based awards	—	3,779	—	—	—	—	3,779	—
Dividends paid on preferred stock	—	—	—	—	(6,792)	—	(6,792)	—
Acquisitions and other transactions impacting noncontrolling interests	—	328	—	—	—	71,814	72,142	(645)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	(49,345)	(49,345)	(108,574)
Disposals and other transactions impacting noncontrolling interests	—	(2,484)	—	—	—	(23,574)	(26,058)	(131)
Balance at September 30, 2015	48,455	$897,007	1,725	$166,632	$718,104	$467,474	$2,249,217	$185,261

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

AmSurg Corp. Consolidated Statements of Cash Flows (unaudited) (In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$283,403	$257,781
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	90,711	70,536
Amortization of deferred loan costs	6,419	6,238
Provision for uncollectibles	359,290	212,546
Net gain on disposals and deconsolidations	(6,739)	(5,854)
Share-based compensation	21,243	11,319
Excess tax benefit from share-based compensation	(3,910)	(3,779)
Deferred income taxes	34,605	7,309
Equity in earnings of unconsolidated affiliates	(18,375)	(11,575)
Net change in fair value of contingent consideration	(2,598)	8,338
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(387,733)	(232,465)
Supplies inventory	(699)	(533)
Prepaid and other current assets	(16,118)	36,479
Accounts payable	(5,617)	2,316
Accrued expenses and other liabilities	(14,423)	64,760
Other, net	11,631	3,786
Net cash flows provided by operating activities	351,090	427,202
Cash flows from investing activities:
Acquisitions and related expenses	(351,736)	(233,490)
Acquisition of property and equipment	(64,007)	(47,006)
Increase in cash due to consolidation of previously unconsolidated affiliates	31,412	—
Purchases of marketable securities	(498)	(1,743)
Maturities of marketable securities	2,987	4,233
Other, net	(6,488)	(3,974)
Net cash flows used in investing activities	(388,330)	(281,980)
Cash flows from financing activities:
Proceeds from long-term borrowings and revolving credit facility	430,006	10,197
Repayment on long-term borrowings and revolving credit facility	(214,268)	(15,737)
Distributions to noncontrolling interests	(172,075)	(158,144)
Proceeds from issuance of common stock upon exercise of stock options	450	2,356
Repurchase of common stock	(6,145)	(3,684)
Other, net	(1,330)	(867)
Net cash flows provided by (used in) financing activities	36,638	(165,879)
Net decrease in cash and cash equivalents	(602)	(20,657)
Cash and cash equivalents, beginning of period	106,660	208,079
Cash and cash equivalents, end of period	$106,058	$187,422

Supplemental cash flow information:
Interest payments	$101,524	$96,418
Income tax paid, net of refunds	$53,360	$28,429

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

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

Ambulatory Services

The Company, through its wholly-owned subsidiaries, owns interests, primarily 51%, in limited liability companies (LLCs) and limited partnerships (LPs) which own and operate ambulatory surgery centers (ASCs, surgery centers or centers). All LLCs and LPs are referred to herein as “partnerships” and “partners,” respectively. The Company has variable interests in the partnerships through its equity ownership interests. Each partnership is considered a variable interest entity (VIE) due to its structure as a limited partnership or functional equivalent under Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2015-02 “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which was adopted effective January 1, 2016. For those partnerships in which the Company’s ownership interest is 51% or greater, the Company is considered the primary beneficiary. The Company is the primary beneficiary due to i) ownership interest, partnership agreements allowing the Company to govern the day-to-day activities, and the Company’s position as the managing member or general partner and ii) the Company's obligation to absorb losses or the right to receive returns proportionate to its equity interest in the partnerships. For the 24 partnerships in which the Company’s ownership interest is less than 51%, the Company is not deemed the primary beneficiary and therefore those partnerships are not consolidated with the exception of two partnerships which are consolidated because the Company holds the power to direct the most significant economic activities and has the obligation to absorb losses or right to receive returns proportionate to its equity interest in the partnerships. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and the consolidated partnerships. The responsibilities of the Company’s noncontrolling partners (LPs and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt, which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances have been eliminated.

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

Center profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company’s partnerships typically are organized as general partnerships, LPs or LLCs that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings. However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its income tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.

Physician Services

The Company, through its wholly-owned subsidiary Sheridan Healthcare, is a national provider of multi-specialty physician and administrative services to hospitals, ambulatory surgery centers and other healthcare facilities. The Company focuses on delivering

Item 1. Financial Statements - (continued)	Table of Contents

comprehensive physician services, primarily in the areas of anesthesiology, radiology, children's services and emergency medicine to healthcare facilities. Through its contracts with healthcare facilities, the Company is authorized to bill and collect charges for fee for service medical services rendered by its healthcare professionals and employees in exchange for the provision of services to the patients of these facilities. Contract revenue is earned directly from hospital customers through a variety of payment arrangements that are established to supplement payments from third-party payors. The Company also provides physician services and manages office-based practices in the areas of pain management, gynecology, obstetrics and perinatology. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is primarily used in states which prohibit the corporate practice of medicine. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of the Company's wholly-owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

Variable Interest Entities
The Company performs ongoing reassessments of i) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain triggering events, and therefore would be subject to the VIE consolidation framework, and ii) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively with assets and liabilities of a newly consolidated VIE initially recorded at fair value.

During the three months ended September 30, 2016, the Company re-evaluated one of its VIEs and determined that it is the primary beneficiary due to having the power to direct the majority of activities that most significantly impact the economic performance of the VIE. As a result, the Company consolidated the results of operations of the VIE in the accompanying consolidated balance sheets, statements of earnings and statements of cash flows as of and for the three months ended September 30, 2016.

For its PCs and certain of its partnerships, the Company is considered the primary beneficiary of the VIEs and consolidates under the Variable Interest Model in ASC 810. The total assets of the VIEs, which are included in the accompanying consolidated balance sheets, as of September 30, 2016 and December 31, 2015, were $937.5 million and $740.1 million, respectively, and the total liabilities of the VIEs were $327.9 million and $299.0 million, respectively. Included in total assets as of September 30, 2016 and December 31, 2015, respectively, were $216.8 million and $176.8 million of assets which were restricted as to use and could only be used to settle the obligations of the VIE. The creditors of the VIE have no recourse to the Company, with the exception of $18.7 million and $21.7 million of debt guaranteed by the Company at September 30, 2016 and December 31, 2015, respectively. The restricted assets and obligations, which are either restricted for use in the VIE or the creditor did not have recourse to the Company, generally consisted of the portion of assets and liabilities attributable to the Company's non-controlling partners.

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a VIE. The Company has a variable interest in these investments through its equity interests; however, the Company is not the primary beneficiary of these entities as it holds 50% or less of the voting rights and does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. As a result, the Company has accounted for these investments under the equity method of accounting. The Company's investment in these entities was $111.0 million and $169.2 million as of September 30, 2016 and December 31, 2015, respectively, and is reflected in the accompanying consolidated balance sheets as a component of investments in unconsolidated affiliates.

The Company has recorded its share of the earnings of these investments of $4.4 million and $4.9 million as a component of equity in earnings of the unconsolidated affiliates in the accompanying statements of earnings during the three months ended September 30, 2016 and 2015, respectively, and $18.4 million and $11.6 million during the nine months ended September 30, 2016 and 2015, respectively. The Company recognized management and billing fees associated with these investments totaling $0.9 million and $4.1 million during the three months ended September 30, 2016 and 2015, respectively, and $12.6 million and $11.2 million during the nine months ended September 30, 2016 and 2015, respectively, which are included in net revenue in the accompanying consolidated

Item 1. Financial Statements - (continued)	Table of Contents

statements of earnings. The Company has also recorded receivables from these entities in the amount of $6.0 million as of September 30, 2016 and December 31, 2015. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

Restricted Cash and Marketable Securities

As of September 30, 2016 and December 31, 2015, the Company had $30.3 million and $27.4 million, respectively, of restricted cash and marketable securities in the accompanying consolidated balance sheets the majority of which is restricted for the purpose of satisfying the obligations of the Company's wholly-owned captive insurance company. The Company has reflected $17.5 million and $13.9 million as of September 30, 2016 and December 31, 2015, respectively, of its restricted cash and marketable securities as a component of other assets in the accompanying consolidated balance sheets. Restricted cash and marketable securities reflected as a component of total current assets in the accompanying consolidated balance sheets represent amounts available to satisfy the claims payments estimated to occur in the next 12 months. As of September 30, 2016 and December 31, 2015, the Company had $0.2 million and $2.7 million, respectively, included in restricted cash and marketable securities, consisting of certificates of deposit with maturities less than 180 days, which approximates fair value.

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

	December 31, 2015
Consolidated Balance Sheet:	Previously reported	Reclassification	Revised
Intangible assets, net	$1,641,811	$(47,174)	$1,594,637
Long-term debt	2,405,130	(47,174)	2,357,956

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis.” The new guidance made amendments to the consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. The Company adopted this standard effective January 1, 2016 and applied the

Item 1. Financial Statements - (continued)	Table of Contents

adoption retrospectively. The adoption of the standard did not result in a change of consolidated subsidiaries nor did it result in any impact to the Company's consolidated financial position, results of operations or cash flows as of and for the three months ended March 31, 2016 or for any previous period.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amended current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-50), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” which incorporated into the Accounting Standards Codification an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standards were effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2016 and accordingly, reclassified $47.2 million of deferred debt issuance costs from intangible assets, net to a reduction in long-term debt at December 31, 2015, in the accompanying balance sheets (see reclassification above).

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which amends existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the balance sheet and making changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective application for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which will change how companies account for certain aspects of share-based payments to employees by requiring companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not expect this ASU will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The standard is effective for annual periods beginning after December 31, 2017, and interim periods within those years. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

(2) Business Combinations

On June 15, 2016, the Company entered into a definitive merger agreement with Envision Healthcare Holdings, Inc. (Envision). Pursuant to the merger agreement, the Company will change its state of incorporation from Tennessee to Delaware by merging the Company with and into New Amethyst Corp. (New Amethyst), a Delaware corporation and a wholly-owned subsidiary of the Company, with New Amethyst as the surviving corporation. Shareholders of the Company will receive one share of New Amethyst common stock for each share of Company common stock owned and one share of New Amethyst mandatory convertible preferred stock for each share of Company mandatory convertible preferred stock owned. Following the merger of the Company and New Amethyst, Envision will merge with and into New Amethyst, with New Amethyst being the surviving corporation.

If the merger is completed, Envision stockholders will receive 0.334 shares of New Amethyst common stock for each share of Envision common stock owned (the Exchange Ratio). The Exchange Ratio is fixed and will not be adjusted to reflect stock price changes prior to the closing. Upon completion of the merger, former Envision stockholders will own approximately 53% of the then outstanding New Amethyst common stock (on a fully diluted basis, including preferred shares). The value of the merger consideration to be received will fluctuate with the market value of Company common stock until the merger is completed. The merger is currently expected to be completed in the fourth quarter of 2016 and is subject to customary closing conditions, including approval from the common shareholders of both AmSurg and Envision. Upon completion of the merger, New Amethyst will change its name to “Envision Healthcare Corporation.”

Item 1. Financial Statements - (continued)	Table of Contents

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

Revenues from ambulatory services are recognized on the date of service, net of estimated contractual adjustments from third-party medical service payors including Medicare and Medicaid. During each of the nine months ended September 30, 2016 and 2015, the Company derived approximately 26% of its ambulatory services net revenues from governmental healthcare programs, primarily Medicare and managed Medicare programs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Medicare	$72,425	14%	$46,171	14%	$192,974	14%	$133,467	14%
Medicaid	35,735	7	20,818	6	97,258	7	58,696	6
Commercial and managed care	403,859	80	256,593	75	1,065,583	78	731,192	76
Self-pay	107,721	21	47,093	14	241,086	18	135,662	14
Net fee for service revenue	619,740	122	370,675	109	1,596,901	117	1,059,017	110
Contract and other revenue	34,473	7	33,061	9	108,549	8	95,748	10
Provision for uncollectibles	(146,606)	(29)	(62,492)	(18)	(341,547)	(25)	(196,027)	(20)
Net revenue for physician services	$507,607	100%	$341,244	100%	$1,363,903	100%	$958,738	100%

During the three and nine months ended September 30, 2016, the Company's net fee for service revenue associated with self-pay, prior to the provision for uncollectibles, has increased primarily due to the consolidation of a previously unconsolidated affiliate that primarily provides emergency medicine services, which have a higher percentage of self-pay patients than historically experienced by the Company.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of earnings. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statements of earnings, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of earnings. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided. The Company's ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was $5.6 million and $17.7 million for the three and nine months ended September 30, 2016, respectively, and $5.5 million and $16.5 million for the three and nine months ended September 30, 2015, respectively. Bad debt expense related to physician services was $146.6 million and $341.5 million for the three and nine months ended September 30, 2016, respectively, and $62.5 million and $196.0 million for the three and nine months ended September 30, 2015, respectively. The increase in bad debt expense primarily results from acquisitions completed during the fourth quarter of 2015 and the consolidation of a previously unconsolidated affiliate that primarily provides emergency medicine services, which have a higher percentage of self-pay patients than has historically been experienced by the Company.

At September 30, 2016 and December 31, 2015, allowances for doubtful accounts were $251.4 million and $167.4 million, respectively. The increase in the allowance for doubtful accounts is primarily a result of having a full quarter of operations for acquisitions completed during the fourth quarter of 2015 and due to the consolidation of a previously unconsolidated affiliate during the three months ended September 30, 2016. At September 30, 2016 and December 31, 2015, approximately 86% and 80%, respectively, of the Company’s allowance for doubtful accounts was related to fee for service patient receivables associated with the physician services segment. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors, and by the geographic dispersion of the Company's operations.

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

Ambulatory Services Activity

During the nine months ended September 30, 2016 and 2015, the Company, through a wholly-owned subsidiary, acquired a controlling interest in seven surgery centers and five surgery centers, respectively. The aggregate amount paid for the centers and for settlement of purchase price payable obligations during the nine months ended September 30, 2016 and 2015 was approximately $39.4 million and $112.9 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company's revolving credit agreement.

Item 1. Financial Statements - (continued)	Table of Contents

The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

During the nine months ended September 30, 2016, the Company disposed of three surgery centers and recognized a net gain from the disposals of $7.4 million in the nine months ended September 30, 2016. The Company did not dispose of any surgery centers during the nine months ended September 30, 2015.

Physician Services Activity

The Company completed the acquisition of eight physician practices in the nine months ended September 30, 2016 and six physician practices in the nine months ended September 30, 2015. The aggregate amount paid for the physician practices and for settlement of purchase price payable obligations during the nine months ended September 30, 2016 and 2015 was approximately $312.4 million and $120.6 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company's revolving credit agreement. In addition to the purchase price paid at closing, approximately $15.4 million of consideration for one physician practice acquired in the nine months ended September 30, 2016 was deferred and is payable over the next two years. During the nine months ended September 30, 2016, the Company paid $4.0 million of the deferred purchase price.

As a result of certain acquisitions completed during prior periods, the Company has agreed to pay as additional consideration amounts which are contingent on the acquired entities achieving future performance metrics. As of September 30, 2016 and December 31, 2015, the Company had accrued $1.0 million and $5.5 million, respectively, as a component of other accrued liabilities in the accompanying consolidated balance sheets, which represents management's estimate of the fair values of the contingent consideration. During the nine months ended September 30, 2016, the Company made a payment of $1.9 million for one acquisition and recognized a decrease of $2.6 million associated with the change in fair value of its remaining accrued contingent consideration. As of September 30, 2016, the Company estimates it may have to pay approximately $1.0 million in future contingent payments for one acquisition made prior to December 31, 2015 based upon the current projected financial performance or anticipated achievement of other targets of the acquired operations. The current estimate of future contingent payments could increase or decrease depending upon the actual performance of the acquisition over each respective measurement period. The acquisitions completed during the nine months ended September 30, 2016 did not contain provisions for contingent consideration.

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

Purchase Price Allocations

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for both the ambulatory services and physician services acquisitions completed in the nine months ended September 30, 2016, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in thousands):

Nine Months Ended September 30, 2016 (1)
Accounts receivable	$26,785
Other current assets	1,982
Property and equipment	17,242
Goodwill	296,791
Intangible assets	101,512
Other long-term assets	67
Accounts payable	(1,209)
Other accrued liabilities	(14,280)
Deferred income taxes	(26,210)
Other long-term liabilities	(132)
Long-term debt	(12,572)
Total fair value	389,976
Less: Fair value attributable to noncontrolling interests	26,840
Acquisition date fair value of total consideration transferred	$363,136

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at September 30, 2016.

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

During the three and nine months ended September 30, 2016, the Company incurred approximately $16.9 million and $23.4 million of transaction costs, respectively, and during the three and nine months ended September 30, 2015, the Company incurred approximately $2.1 million and $5.6 million, respectively. The costs incurred during the three months ended September 30, 2016 were primarily a result of the pending merger with Envision. See Note 2 for additional information.

Item 1. Financial Statements - (continued)	Table of Contents

Net revenue and net earnings included in the nine months ended September 30, 2016 and 2015 associated with completed acquisitions are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net revenue	$52,225	$95,026

Net earnings	$6,632	$18,605
Less: Net earnings attributable to noncontrolling interests	1,379	4,561
Net earnings attributable to AmSurg Corp. common shareholders	$5,253	$14,044

The unaudited consolidated pro forma results for the nine months ended September 30, 2016 and 2015, assuming all 2016 acquisitions had been consummated on January 1, 2015, and all 2015 acquisitions had been consummated on January 1, 2014 are as follows (in thousands, except earnings per share):

	Nine Months Ended September 30,
	2016	2015
Net revenue	$2,413,703	$2,293,531
Net earnings	297,449	338,617
Amounts attributable to AmSurg Corp. common shareholders:
Net earnings	123,066	119,576
Net earnings per common share:
Basic	$2.29	$2.51
Diluted	$2.27	$2.47

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

As of September 30, 2016 and December 31, 2015, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $111.0 million and $169.2 million, respectively. The Company's net earnings from these investments during the three months ended September 30, 2016 and 2015 were approximately $4.4 million and $4.9 million, respectively, and during the nine months ended September 30, 2016 and 2015 were approximately $18.4 million and $11.6 million, respectively.

During the nine months ended September 30, 2016, the Company's ambulatory services segment sold a portion of its interest in one surgery center, which resulted in the surgery center being deconsolidated and accounted for as an equity method investment. During the nine months ended September 30, 2015, the Company's ambulatory services segment entered into two separate equity method investments. As a result of these investments, the Company contributed its controlling interest in three centers in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in one additional center and one surgical hospital which were contributed by the health systems.

Item 1. Financial Statements - (continued)	Table of Contents

During the three months ended September 30, 2016, the Company's physician services segment consolidated an entity previously accounted for as an equity method investment due to the Company having the power to direct the activities that most significantly impact economic performance. During the nine months ended September 30, 2015, the Company contributed two sites of service into an entity jointly owned by the Company and a health system. There was no deconsolidation activity for the physician services segment during the nine months ended September 30, 2016.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities of approximately $1.8 million and $26.9 million during the nine months ended September 30, 2016 and 2015, respectively. In each of these transactions, the gain or loss on deconsolidation was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers immediately prior to each transaction. During the three and nine months ended September 30, 2016, the Company recognized a net loss on deconsolidation related in the accompanying consolidated statements of earnings of approximately $0.7 million. During the three and nine months ended September 30, 2015, the Company recognized a net gain on deconsolidation in the accompanying consolidated statements of earnings of approximately $9.1 million and $5.9 million, respectively.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Income taxes receivable	$8,352	$7,908
Prepaid expenses	21,721	18,900
Deferred compensation plan assets	23,777	16,623
Other	10,604	32,340
Total prepaid and other current assets	$64,454	$75,771

(8) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows (in thousands):

Balance at December 31, 2015	$3,970,210
Goodwill acquired, including post acquisition adjustments and consolidation transactions	332,945
Goodwill disposed, including impact of deconsolidation transactions	(3,053)
Balance at September 30, 2016	$4,300,102

As of September 30, 2016, the ambulatory services segment and the physician services segment had approximately $2.1 billion and $2.2 billion of goodwill, respectively. During the nine months ended September 30, 2016, goodwill increased $61.2 million for the ambulatory services segment primarily due to the acquisition of seven centers, net of one deconsolidation. During the nine months ended September 30, 2016, goodwill increased by $268.7 million for the physician services segment, primarily due to the acquisition of eight physician practices and post-acquisition adjustments associated with acquisitions completed during 2015. For the nine months ended September 30, 2016 and 2015 approximately $159.1 million and $126.2 million, respectively, of goodwill recorded was deductible for tax purposes.

Item 1. Financial Statements - (continued)	Table of Contents

Intangible assets at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$1,510,549	$(128,065)	$1,382,484	$1,379,977	$(74,490)	$1,305,487
Capitalized software	87,690	(36,541)	51,149	71,462	(28,125)	43,337
Agreements, contracts and other	12,383	(4,084)	8,299	11,267	(2,449)	8,818
Total amortizable intangible assets	1,610,622	(168,690)	1,441,932	1,462,706	(105,064)	1,357,642
Non-amortizable intangible assets:
Trade name	228,000	—	228,000	228,000	—	228,000
Restrictive covenant arrangements	8,995	—	8,995	8,995	—	8,995
Total non-amortizable intangible assets	236,995	—	236,995	236,995	—	236,995
Total intangible assets	$1,847,617	$(168,690)	$1,678,927	$1,699,701	$(105,064)	$1,594,637

Amortization of intangible assets for the three months ended September 30, 2016 and 2015 was $22.3 million and $15.0 million, respectively, and $63.7 million and $44.2 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization of intangible assets for the remainder of 2016 and each of the following five years and thereafter is $23.0 million, $90.6 million, $89.3 million, $86.6 million, $84.2 million, $80.1 million and $988.1 million, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.6 years with no expected residual values.

(9) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Accrued professional liabilities	$15,346	$14,362
Contingent purchase price payable	1,000	5,509
Current income taxes payable	1,449	7,892
Refunds payable	31,331	48,415
Other	52,499	43,059
Total other accrued liabilities	$101,625	$119,237

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

At September 30, 2016 and December 31, 2015, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and other long-term liabilities as follows (in thousands):

	September 30, 2016	December 31, 2015
Estimated losses under self-insured programs	$34,019	$30,748
Incurred but not reported losses	40,038	36,166
Total accrued professional liabilities	74,057	66,914
Less estimated losses payable within one year	15,346	14,362
Total	$58,711	$52,552

The changes to the Company's estimated losses under self-insured programs as of September 30, 2016 were as follows (in thousands):

Balance at December 31, 2015	$66,914
Assumed liabilities through acquisitions	379
Provision related to current period reserves	15,398
Payments for current period reserves	(1,070)
Benefit related to changes in prior period reserves	(249)
Payments for prior period reserves	(8,423)
Other, net including post-acquisition adjustments	1,108
Balance at September 30, 2016	$74,057

(11) Long-term Debt

Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Revolving credit agreement	$400,000	$175,000
Term loan	850,425	856,950
5.625% Senior Unsecured Notes due 2020	250,000	250,000
5.625% Senior Unsecured Notes due 2022	1,100,000	1,100,000
Other debt due through 2025	24,150	24,944
Capitalized lease arrangements due through 2026	30,108	18,613
	2,654,683	2,425,507
Less current portion	22,020	20,377
Less net deferred financing costs	40,768	47,174
Long-term debt	$2,591,895	$2,357,956

The fair value of fixed rate long-term debt, with a carrying value of $1,403.3 million, was $1,442.5 million at September 30, 2016. The fair value of variable rate long-term debt approximates its carrying value of $1,251.3 million at September 30, 2016. With the exception of the Company’s 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes (each defined below), the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s 2020 Senior Unsecured Notes and 2022 Senior Unsecured Notes (Level 1) is determined based on quoted prices in an active market.

a. Term Loan and Credit Facility

The Company has a credit facility that is comprised of an $870.0 million term loan and a $500.0 million revolving credit facility. On October 21, 2015, the Company exercised the accordion feature of its revolving credit facility and increased the Company's borrowing capacity by $200.0 million to $500.0 million. As of September 30, 2016, the Company had available $100.0 million under the revolving credit facility.

The term loan matures on July 16, 2021 and bears interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a

Item 1. Financial Statements - (continued)	Table of Contents

combination thereof (3.50% on September 30, 2016). The term loan requires quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The revolving credit facility matures on July 16, 2019 and permits the Company to borrow up to $500.0 million at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof, and provides for a fee of 0.375% of unused commitments. The Company has the option to increase borrowings under the senior secured credit facility by an unlimited amount as long as certain financial covenants are met and lender approval is obtained. The senior credit facility contains certain covenants relating to the ratio of debt to operating performance measurements and interest coverage ratios and is secured by a pledge of the stock of the Company’s wholly-owned subsidiaries and certain of the Company’s less than wholly-owned subsidiaries. As of September 30, 2016, the Company was in compliance with the covenants contained in the term loan and credit facility.

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

The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2020 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory convertible preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2020 Senior Unsecured Notes at September 30, 2016.

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

The 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 2022 Senior Unsecured Notes at September 30, 2016.

On August 18, 2016, we received the consents necessary to effect certain amendments to our 5.625% Senior Unsecured Notes due 2022. These amendments primarily impacted the definition of change of control contained in the indenture governing the 2022 Senior Unsecured Notes, which waived any obligation of the Company to make a change of control offer to repurchase the 2022 Senior Unsecured Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, upon consummation of the merger with Envision.

(12) Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued professional liabilities	$58,711	$52,552
Deferred rent	32,629	18,958
Tax-effected unrecognized benefits	2,266	3,426
Other	36,291	21,247
Other long-term liabilities	$129,897	$96,183

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

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vests to cover payroll withholding taxes in accordance with the restricted stock agreements. During the nine months ended September 30, 2016 and 2015, the Company repurchased 83,587 shares and 67,000 shares, respectively, of common stock for approximately $6.1 million and $3.7 million, respectively.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

During each of the nine months ended September 30, 2016 and 2015, the Company's Board of Directors declared three dividends each of $1.3125 per share in cash, or $2.3 million, for the Company’s mandatory convertible preferred stock. As of September 30, 2016, the dividend declared in August 2016 was funded to the paying agent to be paid to shareholders of record as of September 15, 2016.

c. Stock Incentive Plans

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the “2014 Plan”), which was amended in May 2016. The amendment increased the number of shares that may be awarded under the 2014 Plan from 1,200,000 to 3,200,000. The Company also has unvested restricted stock and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, under which no additional awards may be granted. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. At September 30, 2016, 3,200,000 shares were authorized for grant under the 2014 Plan and 2,408,787 shares were available for future equity grants. Restricted stock granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company has not issued options subsequent to 2008, and all outstanding options are fully vested. Options were granted at market value on the date of the grant and vested over four years. Outstanding options have a term of ten years from the date of grant.

Other information pertaining to share-based activity during the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation expense	$6,175	$3,727	$21,243	$11,319
Fair value of shares vested	1,105	—	19,348	13,220
Cash received from option exercises	—	276	450	2,356
Tax benefit from exercises of share based awards	176	246	3,910	3,779

As of September 30, 2016, the Company had total unrecognized compensation cost of approximately $36.3 million related to non-vested awards, which the Company expects to recognize through 2020 and over a weighted average period of 1.1 years. For the three and nine months ended September 30, 2016 and 2015, there were no options that were anti-dilutive.

A summary of the status of non-vested restricted shares at September 30, 2016 and changes during the nine months ended September 30, 2016 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested shares at December 31, 2015	734,101	$44.73
Shares granted	586,791	74.00
Shares vested	(263,425)	39.09
Shares forfeited	(11,952)	59.47
Non-vested shares at September 30, 2016	1,045,515	$62.41

Item 1. Financial Statements - (continued)	Table of Contents

In addition to the non-vested restricted shares, during the nine months ended September 30, 2016, the Company granted 74,752 performance-based restricted stock units (RSUs) to certain of its officers and physician employees. The weighted average fair value of the Company's common stock on the grant date of these RSUs was $74.09. Subject to achieving applicable performance thresholds, the RSUs will vest ratably over a three year period from the grant date. The conversion of the RSUs to restricted stock is contingent on the Company’s achievement of a specified one-year financial performance goal for the year ended December 31, 2016 and, if achieved, would occur during the first quarter of 2017. If the financial performance goal is not achieved, the RSUs will be forfeited. The number of RSUs that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal. At September 30, 2016, the Company believes the RSUs will vest at approximately 100%.

A summary of stock option activity for the nine months ended September 30, 2016 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2015	33,751	$22.98	1.1
Options exercised with total intrinsic value of $1.0 million	(19,718)	22.84
Options terminated	(4,200)	21.07
Outstanding, Vested and Exercisable at September 30, 2016 with an aggregate intrinsic value of $0.4 million	9,833	$24.09	0.5

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at September 30, 2016 exercised their options at the Company’s closing stock price on September 30, 2016.

d. Earnings per Share

Basic net earnings attributable to AmSurg Corp. common stockholders, per common share, excludes dilution and is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings attributable to AmSurg common stockholders, per common share is computed by dividing net earnings attributable to AmSurg Corp. common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (1) upon the vesting of restricted stock awards as determined under the treasury stock method and (2) upon conversion of the Company's mandatory convertible preferred stock as determined under the if-converted method. For purposes of calculating diluted earnings per share, preferred stock dividends have been subtracted from both net earnings from continuing operations attributable to AmSurg Corp. and net earnings attributable to AmSurg Corp. common shareholders in periods in which utilizing the if-converted method would be anti-dilutive. For the nine months ended September 30, 2015, approximately 3.1 million common share equivalents related to the mandatory convertible preferred stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding. For the three and nine months ended September 30, 2016, approximately 3.1 million common share equivalents related to the mandatory convertible preferred stock were anti-dilutive and therefore are excluded from the dilutive weighted average number of shares outstanding.

Item 1. Financial Statements - (continued)	Table of Contents

The following is a reconciliation of the numerator and denominators of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2016:
Net earnings attributable to AmSurg Corp. common shareholders (basic)	$37,690	53,757	$0.70	$110,094	53,720	$2.05
Effect of dilutive securities, options and non-vested shares	—	501		—	432
Net earnings attributable to AmSurg Corp. common shareholders (diluted)	$37,690	54,258	$0.69	$110,094	54,152	$2.03

2015:
Net earnings attributable to AmSurg Corp. common shareholders (basic)	$40,397	47,707	$0.85	$90,582	47,652	$1.90
Preferred stock dividends	2,264	—		—	—
Effect of dilutive securities, options and non-vested shares	—	3,568		—	398
Net earnings attributable to AmSurg Corp. common shareholders (diluted)	$42,661	51,275	$0.83	$90,582	48,050	$1.89

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

The Company and its subsidiaries file U.S. federal and various state tax returns. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2013.

During the nine months ended September 30, 2016 and 2015 the Company had net income tax payments of $53.4 million and $28.4 million, respectively. The increase in net payments made is primarily due to lower taxes paid in the nine months ended September 30, 2015 due to the tax benefit resulting from significant transaction costs incurred in association with the Sheridan acquisition completed during 2014.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Redeemable Noncontrolling Interests

Certain of the Company’s wholly-owned subsidiaries are responsible for all debts incurred but unpaid by the Company's less than wholly-owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of September 30, 2016. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Physician Services Operating Lease

On January 16, 2015, the Company entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida, which will be utilized by its physician services segment. The Company took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which it began to occupy during the third quarter of 2016. In addition, the Company began tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which it intends to occupy during the first quarter of 2017. Annual rent expense is expected to be approximately $2.9 million. The initial term of this lease agreement expires in February 2029.

Merger with Envision Healthcare Holdings, Inc.

On June 15, 2016, the Company signed a definitive merger agreement with Envision as previously described in Note 2. If the Company were to terminate the merger agreement, under certain circumstances, it would be required to pay Envision a termination fee of $180.0 million and would be obligated to provide reimbursement for up to $15.0 million of expenses.

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

The following table presents financial information for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Revenue:
Ambulatory Services	$314,609	$308,983	$941,490	$903,884
Physician Services	507,607	341,244	1,363,903	958,738
Total	$822,216	$650,227	$2,305,393	$1,862,622

Adjusted EBITDA:
Ambulatory Services	$61,111	$55,353	$176,483	$162,965
Physician Services	91,938	77,824	245,909	191,939
Total	$153,049	$133,177	$422,392	$354,904

Adjusted EBITDA:	$153,049	$133,177	$422,392	$354,904
Net earnings attributable to noncontrolling interests	55,626	55,618	166,517	160,407
Interest expense, net	(32,915)	(30,242)	(95,638)	(90,671)
Depreciation and amortization	(31,585)	(24,106)	(90,711)	(70,536)
Share-based compensation	(6,175)	(3,727)	(21,243)	(11,319)
Net change in fair value of contingent consideration	—	(1,928)	2,598	(8,338)
Transaction costs	(16,906)	(2,107)	(23,431)	(5,560)
Net gain on disposals and deconsolidations	4,144	9,112	6,739	5,854
Earnings before income taxes	$125,238	$135,797	$367,223	$334,741

Acquisition and Capital Expenditures:
Ambulatory Services	$24,521	$25,872	$67,923	$144,482
Physician Services	72,491	25,927	347,820	136,014
Total	$97,012	$51,799	$415,743	$280,496

Item 1. Financial Statements - (continued)	Table of Contents

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

Condensed Consolidating Balance Sheet - September 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,858	$7,287	$94,913	$—	$106,058
Restricted cash and marketable securities	—	—	12,794	—	12,794
Accounts receivable, net	—	277,535	148,145	(785)	424,895
Supplies inventory	—	—	22,505	—	22,505
Prepaid and other current assets	33,733	27,826	15,919	(13,024)	64,454
Total current assets	37,591	312,648	294,276	(13,809)	630,706
Property and equipment, net	11,740	36,855	178,618	—	227,213
Investments in and receivables from unconsolidated affiliates	5,282,324	1,754,313	—	(6,925,631)	111,006
Goodwill	—	2,225,411	—	2,074,691	4,300,102
Intangible assets, net	12,967	1,664,170	1,790	—	1,678,927
Other assets	6,828	22,558	21,597	(1,998)	48,985
Total assets	$5,351,450	$6,015,955	$496,281	$(4,866,747)	$6,996,939
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$20	$13,300	$—	$22,020
Accounts payable	1,751	1,877	27,252	(3,689)	27,191
Accrued salaries and benefits	33,789	156,180	23,329	—	213,298
Accrued interest	18,565	—	12	—	18,577
Other accrued liabilities	12,563	43,242	55,940	(10,120)	101,625
Total current liabilities	75,368	201,319	119,833	(13,809)	382,711
Long-term debt	2,550,961	30	69,922	(29,018)	2,591,895
Deferred income taxes	297,788	464,714	—	(1,998)	760,504
Other long-term liabilities	7,613	98,324	23,960	—	129,897
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	60,908	116,969	177,877
Equity:
Total AmSurg Corp. equity	2,419,720	4,023,411	128,483	(4,151,894)	2,419,720
Noncontrolling interests – non-redeemable	—	—	93,175	441,160	534,335
Total equity	2,419,720	4,023,411	221,658	(3,710,734)	2,954,055
Total liabilities and equity	$5,351,450	$6,015,955	$496,281	$(4,866,747)	$6,996,939

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,437	$27,507	$58,716	$—	$106,660
Restricted cash and marketable securities	—	—	13,506	—	13,506
Accounts receivable, net	—	223,434	113,896	—	337,330
Supplies inventory	—	—	21,406	—	21,406
Prepaid and other current assets	28,739	39,046	16,062	(8,076)	75,771
Total current assets	49,176	289,987	223,586	(8,076)	554,673
Property and equipment, net	12,515	14,601	162,052	—	189,168
Investments in and receivables from unconsolidated affiliates	4,901,026	1,775,272	—	(6,507,128)	169,170
Goodwill	—	1,956,741	—	2,013,469	3,970,210
Intangible assets, net	12,780	1,579,537	2,320	—	1,594,637
Other assets	4,653	1,717	17,078	(1,998)	21,450
Total assets	$4,980,150	$5,617,855	$405,036	$(4,503,733)	$6,499,308
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8,700	$—	$11,677	$—	$20,377
Accounts payable	2,816	3,760	29,837	(3,852)	32,561
Accrued salaries and benefits	31,510	158,705	12,322	—	202,537
Accrued interest	30,463	—	17	—	30,480
Other accrued liabilities	13,962	76,590	32,909	(4,224)	119,237
Total current liabilities	87,451	239,055	86,762	(8,076)	405,192
Long-term debt	2,326,103	—	55,249	(23,396)	2,357,956
Deferred income taxes	268,573	432,923	—	(1,998)	699,498
Other long-term liabilities	4,560	71,509	20,114	—	96,183
Intercompany payable	—	1,228,157	—	(1,228,157)	—
Noncontrolling interests – redeemable	—	—	63,060	112,672	175,732
Equity:
Total AmSurg Corp. equity	2,293,463	3,646,211	132,267	(3,778,478)	2,293,463
Noncontrolling interests – non-redeemable	—	—	47,584	423,700	471,284
Total equity	2,293,463	3,646,211	179,851	(3,354,778)	2,764,747
Total liabilities and equity	$4,980,150	$5,617,855	$405,036	$(4,503,733)	$6,499,308

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended September 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$8,671	$471,190	$358,955	$(16,600)	$822,216
Operating expenses:
Salaries and benefits	20,106	333,420	108,659	(904)	461,281
Supply cost	—	1,119	46,852	(19)	47,952
Other operating expenses	6,367	48,186	76,052	(15,677)	114,928
Transaction costs	8,036	8,870	—	—	16,906
Depreciation and amortization	1,134	22,444	8,007	—	31,585
Total operating expenses	35,643	414,039	239,570	(16,600)	672,652
Net gain on disposals and deconsolidations	—	3,598	546	—	4,144
Equity in earnings of unconsolidated affiliates	79,314	67,427	—	(142,296)	4,445
Operating income	52,342	128,176	119,931	(142,296)	158,153
Interest expense (income), net	(6,948)	39,069	794	—	32,915
Earnings before income taxes	59,290	89,107	119,137	(142,296)	125,238
Income tax expense	19,336	9,802	520	—	29,658
Net earnings	39,954	79,305	118,617	(142,296)	95,580
Less net earnings (loss) attributable to noncontrolling interests	—	(8)	55,634	—	55,626
Net earnings attributable to AmSurg Corp. shareholders	39,954	79,313	62,983	(142,296)	39,954
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$37,690	$79,313	$62,983	$(142,296)	$37,690

Condensed Consolidating Statement of Operations - For the Nine Months Ended September 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$24,915	$1,324,062	$993,614	$(37,198)	$2,305,393
Operating expenses:
Salaries and benefits	66,447	948,173	261,683	(1,172)	1,275,131
Supply cost	—	3,271	141,399	(52)	144,618
Other operating expenses	20,019	135,738	213,972	(35,974)	333,755
Transaction costs	10,312	13,119	—	—	23,431
Depreciation and amortization	3,309	63,972	23,430	—	90,711
Total operating expenses	100,087	1,164,273	640,484	(37,198)	1,867,646
Net gain on disposals and deconsolidations	—	6,455	284	—	6,739
Equity in earnings of unconsolidated affiliates	236,056	201,802	—	(419,483)	18,375
Operating income	160,884	368,046	353,414	(419,483)	462,861
Interest expense (income), net	(13,982)	107,573	2,047	—	95,638
Earnings before income taxes	174,866	260,473	351,367	(419,483)	367,223
Income tax expense	57,980	24,434	1,406	—	83,820
Net earnings	116,886	236,039	349,961	(419,483)	283,403
Less net earnings (loss) attributable to noncontrolling interests	—	(15)	166,532	—	166,517
Net earnings attributable to AmSurg Corp. shareholders	116,886	236,054	183,429	(419,483)	116,886
Preferred stock dividends	(6,792)	—	—	—	(6,792)
Net earnings attributable to AmSurg Corp. common shareholders	$110,094	$236,054	$183,429	$(419,483)	$110,094

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$5,975	$339,484	$314,382	$(9,614)	$650,227
Operating expenses:
Salaries and benefits	17,642	231,769	78,249	(128)	327,532
Supply cost	—	476	45,182	(20)	45,638
Other operating expenses	7,054	34,742	66,522	(9,466)	98,852
Transaction costs	270	1,837	—	—	2,107
Depreciation and amortization	1,017	14,906	8,183	—	24,106
Total operating expenses	25,983	283,730	198,136	(9,614)	498,235
Net gain on disposals and deconsolidations	—	9,112	—	—	9,112
Equity in earnings of unconsolidated affiliates	96,232	64,423	—	(155,720)	4,935
Operating income	76,224	129,289	116,246	(155,720)	166,039
Interest expense, net	11,766	17,845	631	—	30,242
Earnings before income taxes	64,458	111,444	115,615	(155,720)	135,797
Income tax expense	21,797	15,210	511	—	37,518
Net earnings	42,661	96,234	115,104	(155,720)	98,279
Less net earnings attributable to noncontrolling interests	—	—	55,618	—	55,618
Net earnings attributable to AmSurg Corp. shareholders	42,661	96,234	59,486	(155,720)	42,661
Preferred stock dividends	(2,264)	—	—	—	(2,264)
Net earnings attributable to AmSurg Corp. common shareholders	$40,397	$96,234	$59,486	$(155,720)	$40,397

Condensed Consolidating Statement of Operations - For the Nine Months Ended September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$20,145	$954,642	$915,791	$(27,956)	$1,862,622
Operating expenses:
Salaries and benefits	50,796	671,988	227,703	(380)	950,107
Supply cost	—	1,361	132,705	(54)	134,012
Other operating expenses	19,471	106,452	196,023	(27,522)	294,424
Transaction costs	862	4,698	—	—	5,560
Depreciation and amortization	2,907	43,830	23,799	—	70,536
Total operating expenses	74,036	828,329	580,230	(27,956)	1,454,639
Net gain (loss) on disposals and deconsolidations	—	5,889	(35)	—	5,854
Equity in earnings of unconsolidated affiliates	233,362	183,519	—	(405,306)	11,575
Operating income	179,471	315,721	335,526	(405,306)	425,412
Interest expense, net	35,630	53,223	1,818	—	90,671
Earnings before income taxes	143,841	262,498	333,708	(405,306)	334,741
Income tax expense	46,467	29,134	1,359	—	76,960
Net earnings	97,374	233,364	332,349	(405,306)	257,781
Less net earnings attributable to noncontrolling interests	—	—	160,407	—	160,407
Net earnings attributable to AmSurg Corp. shareholders	97,374	233,364	171,942	(405,306)	97,374
Preferred stock dividends	(6,792)	—	—	—	(6,792)
Net earnings attributable to AmSurg Corp. common shareholders	$90,582	$233,364	$171,942	$(405,306)	$90,582

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2016 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$79,353	$226,593	$389,490	$(344,346)	$351,090
Cash flows from investing activities:
Acquisitions and related expenses	(296,689)	(356,205)	—	301,158	(351,736)
Acquisition of property and equipment	(3,019)	(35,450)	(25,538)	—	(64,007)
Increase in cash due to consolidation of previously unconsolidated affiliates	—	—	31,412	—	31,412
Purchases of marketable securities	—	—	(498)	—	(498)
Maturities of marketable securities	—	—	2,987	—	2,987
Other, net	—	(2,217)	(4,271)	—	(6,488)
Net cash flows provided by (used in) investing activities	(299,708)	(393,872)	4,092	301,158	(388,330)
Cash flows from financing activities:
Proceeds from long-term borrowings	423,000	—	7,006	—	430,006
Repayment on long-term borrowings	(204,525)	(14)	(9,729)	—	(214,268)
Distributions to owners, including noncontrolling interests	—	(153,119)	(363,302)	344,346	(172,075)
Capital contributions	—	296,689	—	(296,689)	—
Changes in intercompany balances with affiliates, net	(5,621)	—	5,621	—	—
Other, net	(9,078)	3,503	3,019	(4,469)	(7,025)
Net cash flows provided by (used in) financing activities	203,776	147,059	(357,385)	43,188	36,638
Net increase (decrease) in cash and cash equivalents	(16,579)	(20,220)	36,197	—	(602)
Cash and cash equivalents, beginning of period	20,437	27,507	58,716	—	106,660
Cash and cash equivalents, end of period	$3,858	$7,287	$94,913	$—	$106,058

Condensed Consolidating Statement of Cash Flows - For the Nine Months Ended September 30, 2015 (In thousands)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(20,702)	$313,286	$368,391	$(233,773)	$427,202
Cash flows from investing activities:
Acquisitions and related expenses	(29,157)	(236,107)	—	31,774	(233,490)
Acquisition of property and equipment	(5,659)	(15,418)	(25,929)	—	(47,006)
Purchases of marketable securities	—	—	(1,743)	—	(1,743)
Maturities of marketable securities	—	—	4,233	—	4,233
Other, net	—	(779)	(3,195)	—	(3,974)
Net cash flows used in investing activities	(34,816)	(252,304)	(26,634)	31,774	(281,980)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	10,197	—	10,197
Repayment on long-term borrowings	(6,525)	—	(9,212)	—	(15,737)
Distributions to owners, including noncontrolling interests	—	(59,616)	(332,301)	233,773	(158,144)
Capital contributions	—	29,157	—	(29,157)	—
Changes in intercompany balances with affiliates, net	524	—	(524)	—	—
Other, net	(4,102)	2,653	1,871	(2,617)	(2,195)
Net cash flows used in financing activities	(10,103)	(27,806)	(329,969)	201,999	(165,879)
Net increase (decrease) in cash and cash equivalents	(65,621)	33,176	11,788	—	(20,657)
Cash and cash equivalents, beginning of period	134,351	23,471	50,257	—	208,079
Cash and cash equivalents, end of period	$68,730	$56,647	$62,045	$—	$187,422

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 and in the Company's definitive proxy statement filed with the SEC on October 21, 2016.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate.  Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate.  Actual results could differ materially and adversely from those contemplated by any forward-looking statement.  In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Forward-looking statements and our liquidity, financial condition and results of operations, may be affected by the following risks and uncertainties and the other risks and uncertainties discussed in this report, in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Item 1A. – Risk Factors” and in the Company's definitive proxy statement filed with the SEC on October 21, 2016, as well as other unknown risks and uncertainties:

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

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At September 30, 2016, we operated 260 ASCs in 35 states and the District of Columbia in partnership with approximately 2,000 physicians. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and currently intend to continue to pursue such partnerships.

Physician Services Overview

At September 30, 2016, we delivered physician services, primarily in the areas of anesthesiology, radiology, children’s services, and emergency medical services, to more than 550 healthcare facilities in 32 states, with a significant presence in Florida, New Jersey, Arizona and California. At September 30, 2016, we employed more than 4,500 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In addition to this primary form of reimbursement, in certain cases, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established to supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Merger with Envision Healthcare Holdings, Inc.

On June 15, 2016, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Envision Healthcare Holdings, Inc. (Envision). Pursuant to the Merger Agreement, AmSurg Corp. will change its state of incorporation from Tennessee to Delaware by merging AmSurg Corp. with and into New Amethyst Corp. (New Amethyst), a Delaware corporation and a wholly-owned subsidiary of AmSurg Corp., with New Amethyst being the surviving corporation. AmSurg Corp. shareholders will receive one share of New Amethyst common stock for each share of AmSurg Corp. common stock owned and one share of New Amethyst mandatory convertible preferred stock for each share of AmSurg Corp. mandatory convertible preferred stock owned. Following the merger of AmSurg and New Amethyst, Envision will merge with and into New Amethyst, with New Amethyst being the surviving corporation.

If the merger is completed, Envision stockholders will receive 0.334 shares of New Amethyst common stock for each share of Envision common stock owned (the Exchange Ratio). The Exchange Ratio is fixed and will not be adjusted to reflect stock price changes prior to the closing. Upon completion of the merger, former Envision stockholders will own approximately 53% of the then outstanding New Amethyst common stock (on a fully diluted basis, including preferred shares). The value of the merger consideration to be received will fluctuate with the market value of AmSurg common stock until the merger is completed. The merger is currently expected to be completed in the fourth quarter of 2016 and is subject to customary closing conditions, including approval from the common shareholders of both AmSurg and Envision. Upon completion of the merger, New Amethyst will change its name to “Envision Healthcare Corporation.”

Operating Environment

Our ASCs and physician practices depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the nine months ended September 30, 2016, we derived approximately 26% and 19%, respectively, of our ambulatory services and physician services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician services and ASCs in accordance with predetermined fee schedules though payment is increasingly being tied to quality measures, including patient outcomes and efficiency. We are not required to file cost reports for our centers or physician services and, accordingly, we have no unsettled amounts from governmental third-party payors.

ASCs are paid under the Medicare program based upon a percentage of the payments to hospital outpatient departments pursuant to the hospital outpatient prospective patient system, and reimbursement rates for ASCs are increased annually based on increases in the consumer price index (CPI). The Health Reform Law provides for the annual CPI increases applicable to ASCs to be reduced by a productivity adjustment, which is based on historical nationwide productivity gains. In 2015, ASC reimbursement rates increased by 1.9%, which positively impacted our 2015 ambulatory services revenues by approximately $9.0 million and our net earnings per diluted share by $0.10. For 2016, the Centers for Medicare and Medicaid Services (CMS) increased ASC reimbursement rates by 0.3%, which has not had a significant impact on our 2016 ambulatory services revenues. CMS has announced that ASC reimbursement rates will increase on average by 1.9% for 2017. However, based on our current procedure mix, the impact of these rate adjustments would result in a reduction for our 2017 ambulatory services revenue by approximately $2.5 million. There can be no assurance that CMS will not revise the ASC payment system or that any annual CPI increases will be material.

Physician practices are paid under the Medicare program based upon the Medicare Physician Fee Schedule, under which CMS has assigned a national relative value unit (RVU) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the aggregated amount was multiplied by a conversion factor calculated by the sustainable growth rate (SGR) to arrive at the payment amount for each service. In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) repealed the SGR physician payment methodology. Instead of tying payments to the SGR, MACRA provides for a 0.5% payment update for each calendar year thereafter through 2019. In addition, MACRA requires the establishment of the Merit-Based Incentive Payment System (MIPS) beginning in 2019, under which physicians will receive performance-based payment incentives or payment reductions based on care rendered in 2017 with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate certain existing physician incentive programs, including payments to physicians for the meaningful use of electronic health records. MACRA also requires CMS beginning in 2019 to provide incentive payments for physicians and other eligible professionals that participate in alternative payment models, such as accountable care organizations.

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

We believe health insurance market reforms that expand insurance coverage have resulted in an increased volume of certain procedures at our centers. Although, most of the provisions of the Health Reform Law that are reducing the number of uninsured individuals are in effect, because of the many variables involved, including the law’s complexity, lack of implementing definitive regulations or interpretive guidance, gradual or partially delayed implementation, the impact of court challenges and the 2016 federal election, and the possibility of amendment or repeal, we are unable to predict the net effect of the reductions in Medicare spending, the expected increases in revenues from increased procedure volumes, and numerous other provisions in the law that may affect us. We are further unable to foresee how individuals and employers will respond to the choices afforded them by the Health Reform Law. Thus, we cannot predict the full impact of the Health Reform Law on us at this time.

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

Our depreciation expense primarily relates to charges for equipment and leasehold improvements. Amortization expense primarily relates to intangible assets recorded for customer relationships and computer software.

Our interest expense results primarily from our borrowings used to fund acquisitions as well as interest incurred on capital leases, other debt and the amortization of deferred financing costs.

The effective tax rate on pre-tax earnings as presented is approximately 23% for the nine months ended September 30, 2016. However, after removing the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

Profits and losses are allocated to our noncontrolling partners, the majority of which relate to our ambulatory services segment, in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners are typically organized as LLCs, LPs or general partnerships that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings or loss of the entity of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our LLCs and LPs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	56.1	50.4	55.3	51.0
Supply cost	5.8	7.0	6.3	7.2
Other operating expenses	14.0	15.2	14.5	15.8
Transaction costs	2.1	0.3	1.0	0.3
Depreciation and amortization	3.8	3.7	3.9	3.8
Total operating expenses	81.8	76.6	81.0	78.1
Net gain on disposals and deconsolidations	0.5	1.4	0.3	0.3
Equity in earnings of unconsolidated affiliates	0.5	0.8	0.8	0.6
Operating income	19.2	25.5	20.1	22.8
Interest expense, net	4.0	4.7	4.1	4.9
Earnings from operations before income taxes	15.2	20.9	15.9	18.0
Income tax expense	3.6	5.8	3.6	4.1
Net earnings	11.6	15.1	12.3	13.8
Net earnings attributable to noncontrolling interests	6.8	8.6	7.2	8.6
Net earnings attributable to AmSurg Corp. shareholders	4.9%	6.6%	5.1%	5.2%

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

Net revenue increased $172.0 million, or 26.5%, to $822.2 million in the three months ended September 30, 2016 from $650.2 million in the three months ended September 30, 2015. Net revenue increased $442.8 million, or 23.8%, to $2.3 billion in the nine months ended September 30, 2016 from $1.9 billion in the nine months ended September 30, 2015. Our net revenue was impacted primarily due to the following:

•
an increase of $166.4 million and $405.2 million during the three and nine months ended September 30, 2016, respectively, associated with our physician services segment, driven primarily by completed acquisitions in 2015 and 2016, increases in our same-contract growth and the consolidation of a partnership previously accounted for as an equity method investment; and

•
an increase of $5.6 million and $37.6 million during the three and nine months ended September 30, 2016, respectively, associated with our ambulatory services segment driven primarily by completed acquisitions in 2015 and 2016 and increases in our same-center growth.

Operating income decreased $7.9 million, or 4.7%, to $158.2 million during the three months ended September 30, 2016, from $166.0 million in the three months ended September 30, 2015. Operating income increased $37.4 million, or 8.8%, to $462.9 million during the nine months ended September 30, 2016, from $425.4 million in the nine months ended September 30, 2015. Our operating income was impacted during the three and nine months ended September 30, 2016 primarily due to the following:

•
an increase of $3.2 million and $38.1 million during the three and nine months ended September 30, 2016, respectively, associated with results from our physician services segment primarily due to acquisitions completed during 2015. This increase was offset by additional transaction costs experienced by our physician services segment of $7.0 million and $8.4 million in the three and nine months ended September 30, 2016, respectively, associated with our pending merger with Envision; and

•
a decrease of $11.1 million and $0.7 million during the three and nine months ended September 30, 2016, respectively, experienced by our ambulatory services segment primarily due the result of deconsolidation activity and increased transaction costs offset in part by the operations of recent acquisitions and same-contract growth. For the three months ended September 30, 2016 and 2015, net gains from deconsolidations and disposals were approximately $4.1 million and $11.8 million respectively, a decrease of approximately $7.7 million. For the nine months ended September 30, 2016 and 2015, net gains

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

from deconsolidations and disposals were approximately $6.7 million and $11.6 million, a decrease of approximately $4.9 million. In addition, our ambulatory services segment experienced an increase in transaction costs of $7.8 million and $9.5 million in the three and nine months ended September 30, 2016, respectively, associated with our pending merger with Envision.

As a percentage of our consolidated net revenue, our physician services segment represents 61.7% and 59.2% for the three and nine months ended September 30, 2016, respectively, as compared to 52.5% and 51.5% for the three and nine months ended September 30, 2015, respectively. As a result, our consolidated operations compared to prior periods has changed as a percentage of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

Net interest expense increased $2.7 million, or 8.8%, to $32.9 million in the three months ended September 30, 2016, from $30.2 million in the three months ended September 30, 2015 and increased $5.0 million, or 5.5%, to $95.6 million in the nine months ended September 30, 2016, from $90.7 million in the nine months ended September 30, 2015, primarily as a result of increased borrowings used to fund recent acquisitions. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $29.7 million and $83.8 million for the three and nine months ended September 30, 2016, respectively, compared to $37.5 million and $77.0 million in the three and nine months ended September 30, 2015, respectively. Our effective tax rate during the three and nine months ended September 30, 2016 was approximately 24% and 23%, respectively, of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, excluding the earnings attributable to non-controlling interest, our adjusted effective tax rate generally increases to approximately 40%. For the nine months ended September 30, 2016 and 2015, our adjusted effective tax rate was approximately 42%, which primarily reflects the impact of valuation allowances recorded against capital loss carryforwards associated with disposed centers and the cumulative impact of changes in the fair value of certain contingent consideration.

Noncontrolling interests in net earnings for the nine months ended September 30, 2016 increased $6.1 million from the nine months ended September 30, 2015, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations during 2015. The change in noncontrolling interests in net earnings for the three months ended September 30, 2016 as compared to the prior year period was not significant.

Ambulatory Services Operations

The following table presents certain operating data at our ambulatory services segment for the three and nine months ended September 30, 2016 and 2015. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Procedures performed during the period at consolidated centers	429,621	434,720	1,283,145	1,280,541
Centers in operation, end of period (consolidated)	238	240	238	240
Centers in operation, end of period (unconsolidated)	22	13	22	13
Average number of continuing centers in operation (consolidated)	237	239	237	237
New centers added, during period	3	3	7	7
Centers merged into existing centers, during period	—	—	1	—
Centers disposed, during period	1	—	3	—
Centers under development, end of period	1	1	1	1
Centers under letter of intent, end of period	2	5	2	5
Average revenue per consolidated center (in thousands)	$1,326	$1,295	$3,981	$3,810
Same center revenues increase (consolidated)	2.3%	6.6%	5.2%	5.5%
Surgical hospitals in operation at end of period (unconsolidated)	1	1	1	1

Of the continuing centers in operation at September 30, 2016, 155 centers performed gastrointestinal endoscopy procedures, 58 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 9 centers performed orthopaedic procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

A significant measurement of our ambulatory service revenues growth from year to year is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2016 same-center group, constituting approximately 94% of our total number of consolidated centers, increased by 2.3% and 5.2% during the three and nine months ended September 30, 2016, respectively, comprised of a 1.0% and 3.3% increase in procedures, and a 1.3% and 1.4% increase in revenue per procedure as compared to the prior year period and a 0.5% increase due to an additional working day in the nine months ended September 30, 2016.

The following table presents selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net revenue	$314,609	100.0%	$308,983	100.0%	$941,490	100.0%	$903,884	100.0%
Operating expenses:
Salaries and benefits	97,474	31.0	94,368	30.5	293,968	31.2	274,826	30.4
Supply cost	46,833	14.9	45,162	14.6	141,347	15.0	132,651	14.7
Other operating expenses	62,338	19.8	62,795	20.3	190,341	20.2	183,867	20.3
Transaction costs	8,036	2.6	270	0.1	10,312	1.1	862	0.1
Depreciation and amortization	9,131	2.9	9,200	3.0	26,729	2.8	26,706	3.0
Total operating expenses	223,812	71.1	211,795	68.5	662,697	70.4	618,912	68.5
Net gain on disposals and deconsolidations	4,144	1.3	11,829	3.8	6,739	0.7	11,606	1.3
Equity in earnings of unconsolidated affiliates	5,028	1.6	2,081	0.7	14,084	1.5	3,712	0.4
Operating income	$99,969	31.8%	$111,098	36.0%	$299,616	31.8%	$300,290	33.2%

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

The number of procedures performed in our consolidated ASCs decreased by 5,099, or 1.2%, to 429,621 and increased by 2,604, or 0.2%, to 1,283,145 in the three and nine months ended September 30, 2016, respectively, from 434,720 and 1,280,541 in the three and nine months ended September 30, 2015, respectively. Ambulatory services revenues increased $5.6 million, or 1.8%, to $314.6 million and $37.6 million, or 4.2%, to $941.5 million in the three and nine months ended September 30, 2016, respectively, from $309.0 million and $903.9 million in the three and nine months ended September 30, 2015, respectively. Our ambulatory services revenues were impacted during the three and nine months ended September 30, 2016 as compared to the prior periods primarily due to the following:

•	revenue growth of $6.4 million, or 2.3%, and $42.5 million, or 5.2%, for the three and nine months ended September 30, 2016, respectively, recognized by our 2016 same-center group;

•
centers acquired in 2015, which contributed $5.1 million and $32.9 million of additional revenues in the three and nine months ended September 30, 2016, respectively, due to having a full period of operations in 2016;

•	centers acquired in 2016, which contributed $5.3 million and $7.7 million of additional revenues in the three and nine months ended September 30, 2016, respectively; and

•
reduced revenue recognized during the three and nine months ended September 30, 2016 of $11.4 million and $44.0 million, respectively, resulting from the deconsolidation of centers that were consolidated in the prior periods. The deconsolidated centers represented a reduction of 19,069 and 66,215 procedures reported during the three and nine months ended September 30, 2015, respectively. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of earnings.

Salaries and benefits increased by $3.1 million, or 3.3%, to $97.5 million and $19.1 million, or 7.0%, to $294.0 million in the three and nine months ended September 30, 2016, respectively, from $94.4 million and $274.8 million in the three and nine months ended September 30, 2015, respectively. Salaries and benefits increased as a result of additional corporate overhead, as well as additional staffing at newly acquired and developed centers offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Supply cost increased $1.7 million, or 3.7%, to $46.8 million and $8.7 million, or 6.6%, to $141.3 million in the three and nine months ended September 30, 2016, respectively, from $45.2 million and $132.7 million in the three and nine months ended September 30, 2015, respectively. Increased supply costs for the three and nine months ended September 30, 2016 are primarily due to the increase in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

procedures performed by our same-center group offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses decreased $0.5 million, or 0.7%, to $62.3 million and increased $6.5 million, or 3.5%, to $190.3 million in the three and nine months ended September 30, 2016, respectively, from $62.8 million and $183.9 million in the three and nine months ended September 30, 2015, respectively. The change in expense for the three and nine months ended September 30, 2016 resulted primarily from:

•	an increase of $1.8 million and $11.2 million, respectively, in other operating expenses at our 2016 same-center group;

•	centers acquired or opened during 2015, which resulted in an increase of $1.0 million and $5.2 million, respectively;

•	centers acquired during 2016, which resulted in an increase of $1.1 million and $1.5 million, respectively; and

•	deconsolidation of centers in the prior period, which resulted in a decrease of $2.6 million and $9.3 million, respectively.

Transaction costs were approximately $8.0 million and $10.3 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, resulting primarily from our proposed merger with Envision, as well as our acquisition of surgery centers.

Depreciation and amortization expense remained relatively unchanged at 2.9% and 3.0% of net revenue for the three months ended September 30, 2016 and 2015, respectively, and was 2.8% and 3.0% of net revenue for the nine months ended September 30, 2016 and 2015.

Equity in earnings of unconsolidated affiliates was $5.0 million and $14.1 million during the three and nine months ended September 30, 2016, respectively, and $2.1 million and $3.7 million during the three and nine months ended September 30, 2015, respectively. The increase in our earnings from equity method investments during the three and nine months ended September 30, 2016 is due to the consummation of five equity method investments during 2015 whereby we contributed nine ASCs to joint ventures (generally with health systems) which were not fully reflected in 2015 results. Additionally, in 2016, we entered into one equity method investment in which we contributed one ASC into a joint venture with a health system.

Physician Services Operations

We utilize certain measures for our physician segment operations to monitor our net revenue growth, which includes same-contract revenue, new contract revenue and acquired contract revenue. Our same-contract revenue reflects revenue that contain full year-to-date operations in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same-contract growth during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contribution to Net Revenue Growth:
Same contract	5.9%	7.6%	6.6%	7.9%
New contract	1.0	2.9	1.0	2.3
Acquired contract and other (1)	41.9	15.4	34.7	11.4
Total net revenue growth	48.8%	25.9%	42.3%	21.6%

Same contract revenue growth	7.5%	10.1%	7.6%	10.4%

(1)	Includes net revenue growth related to the consolidation of a previously unconsolidated affiliate of 10.3% and 3.7% for the three and nine months ended September 30, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table shows selected statement of operations data expressed in dollars (in thousands) and as a percentage of net revenue for our physician services segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net revenue	$507,607	100.0%	$341,244	100.0%	$1,363,903	100.0%	$958,738	100.0%
Operating expenses:
Salaries and benefits	363,807	71.7	233,164	68.3	981,163	71.9	675,281	70.4
Supply cost	1,119	0.2	476	0.1	3,271	0.2	1,361	0.1
Other operating expenses	52,590	10.4	36,057	10.6	143,414	10.5	110,557	11.5
Transaction costs	8,870	1.7	1,837	0.5	13,119	1.0	4,698	0.5
Depreciation and amortization	22,454	4.4	14,906	4.4	63,982	4.7	43,830	4.6
Total operating expenses	448,840	88.4	286,440	83.9	1,204,949	88.3	835,727	87.2
Net loss on disposals and deconsolidations	—	—	(2,717)	(0.8)	—	—	(5,752)	(0.6)
Equity in earnings (loss) of unconsolidated affiliates	(583)	(0.1)	2,854	0.8	4,291	0.3	7,863	0.8
Operating income	$58,184	11.5%	$54,941	16.1%	$163,245	12.0%	$125,122	13.1%

Three and Nine Months Ended September 30, 2016 compared to Three and Nine Months Ended September 30, 2015

Physician services net revenue increased $166.4 million, or 48.8%, to $507.6 million and $405.2 million, or 42.3%, to $1.4 billion in the three and nine months ended September 30, 2016, respectively, from $341.2 million and $958.7 million in the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2016, compared to the prior year periods, our total growth in net revenue of our physician services segment resulted primarily from physician practices acquired in 2016 and 2015, which contributed approximately $106.2 million and $290.9 million, respectively. In addition during the three and nine months ended September 30, 2016, we experienced an increase in net revenue as a result of same-contract growth which contributed approximately $20.0 million and $63.0 million, respectively. We also experienced an increase in revenue of $35.0 million in the three and nine months ended September 30, 2016 due to the consolidation of a previously unconsolidated affiliate beginning July 1, 2016. Our same-contract revenue growth was 7.5% and 7.6% for the three and nine months ended September 30, 2016, respectively, which is reflective of a 2.9% and 4.8% increase in patient encounters, a 4.6% and 2.3% increase in revenue per patient encounter, and a 0.5% increase due to an additional working day in the nine months ended September 30, 2016.

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

	Percentage of Net Revenue				Percentage of Total Volume
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Medicare	13%	13%	13%	13%	35%	32%	35%	34%
Medicaid	6	5	6	5	20	22	21	22
Commercial and managed care	73	71	72	71	35	37	35	36
Self-pay	1	1	1	1	10	9	9	8
Net fee for service revenue	93%	90%	92%	90%	100%	100%	100%	100%
Contract and other revenue	7	10	8	10
Net revenue for physician services	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Included in total operating expenses for the three and nine months ended September 30, 2016 is approximately $382.8 million and $1.0 billion, respectively, and for the three and nine months ended September 30, 2015 is approximately $243.4 million and $700.5 million, respectively, incurred for direct practice expenses, which primarily includes salaries and benefits costs of our physicians and other professional medical personnel. As a percentage of physician services revenue, direct practice expense was 75.4% and 75.1% for the three and nine months ended September 30, 2016, respectively, and 71.3% and 73.1% for the three and nine months ended September 30, 2015, respectively. The percentage increase during the three and nine months ended September 30, 2016 is primarily due to increased compensation costs resulting from both newly hired and existing physician and related staff to support growth in same-contracts and acquired contracts. During the nine months ended September 30, 2016, we recognized income of approximately $2.6 million in other operating expenses associated with the net change in fair value of contingent consideration. During the three and nine months ended September 30, 2015, we recognized expense of approximately $1.9 million and $8.3 million, respectively, in other operating expenses associated with the net change in fair value of contingent consideration.

Transaction costs were approximately $8.9 million and $13.1 million for the three and nine months ended September 30, 2016, respectively, and $1.8 million and $4.7 million for the three and nine months ended September 30, 2015, respectively, resulting primarily from our acquisition of physician practices and the proposed merger with Envision.

Depreciation and amortization for our physician services segment includes approximately $21.5 million and $61.4 million of amortization for the three and nine months ended September 30, 2016, respectively, and $14.3 million and $42.0 million for the three and nine months ended September 30, 2015, respectively, resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. The increase in amortization associated with customer relationships with hospitals during the three and nine months ended September 30, 2016 compared to the prior year period is a result of acquisitions completed in 2015 and 2016.

Equity in earnings (loss) of unconsolidated affiliates decreased $3.4 million to a loss of $0.6 million in the three months ended September 30, 2016 compared to earnings of $2.9 million during the three months ended September 30, 2015 due to the consolidation of a previously unconsolidated entity. During the nine months ended September 30, 2016, equity in earnings of unconsolidated affiliates decreased to $4.3 million from $7.9 million for the nine months ended September 30, 2015 due to the consolidation of an affiliate previously accounted for as an equity method investment.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2016 and December 31, 2015 were $106.1 million and $106.7 million, respectively. Cash flow from operations for the nine months ended September 30, 2016 generated $351.1 million compared to $427.2 million for the nine months ended September 30, 2015. Additionally, cash flow provided by operating activities, net of distributions to noncontrolling interests, for the nine months ended September 30, 2016 was $179.0 million, compared to $269.1 million for the nine months ended September 30, 2015. The decrease is primarily due to increased tax payments resulting from higher net earnings in the current period and lower taxes paid in the prior period due to the tax benefit resulting from significant transaction costs incurred in association with the acquisition of Sheridan completed during 2014. In addition, we experienced an increase in transactions costs paid due to the proposed merger with Envision and an increase in net accounts receivable associated with our acquisitions completed during the nine months ended September 30, 2016 and the latter half of 2015. For our ambulatory services segment, positive operating cash flows of individual centers are the sole source of cash used to make distributions to our wholly-owned subsidiaries, as well as to our physician partners, which we are obligated to make on a monthly basis in accordance with each partnership’s operating or partnership agreement. Distributions to noncontrolling interests, which is considered a financing activity, were $172.1 million and $158.1 million during the nine months ended September 30, 2016 and 2015, respectively.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 15 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At both September 30, 2016 and December 31, 2015, our ambulatory services segment net accounts receivable represented 38 days of revenue outstanding. At September 30, 2016, our physician services segment net accounts receivable represented 55 days of revenue outstanding which is an increase in the days outstanding since December 31, 2015. The increase is primarily due to the volume of acquisitions completed toward the end of the fourth quarter of 2015 and those acquisitions completed during the nine months ended September 30, 2016, as it

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized.

During the nine months ended September 30, 2016, we had total acquisition and capital expenditures of $415.7 million, which included:

•	$312.4 million for the acquisition of physician practices;

•	$39.4 million for the acquisition of interests in surgery centers; and

•	$64.9 million for new or replacement property, including $0.9 million in new capital leases.

At September 30, 2016, we had unfunded construction and equipment purchase commitments for our new physician services segment office space and for surgery centers under development or under renovation of approximately $12.4 million, which we intend to fund through additional borrowings from our revolving credit facility and operating cash flow.

As of September 30, 2016, we had $30.3 million of restricted cash and marketable securities, the majority of which is restricted for the purpose of satisfying the obligations of our wholly-owned captive insurance company. Approximately $12.8 million is reflected as a component of total current assets in the accompanying consolidated balance sheets which is expected to be utilized to satisfy the claims payments estimated to occur in the next 12 months.

During the nine months ended September 30, 2016, we received approximately $0.5 million from the exercise of stock options under our employee stock incentive plans. During the nine months ended September 30, 2016, we repurchased 83,587 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $6.1 million, to cover payroll withholding taxes in accordance with the restricted stock agreements. The excess tax benefit received from the exercise of options and the vesting of restricted stock was approximately $3.9 million.

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

Our mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends, to the extent lawful and declared by our board of directors, are paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During each of the nine months ended September 30, 2016 and 2015, the Board of Directors declared three dividends each totaling $1.3125 per share in cash, or $2.3 million, respectively, for our mandatory convertible preferred stock. The dividend declared in August 2016 has been funded to the paying agent and was paid on October 1, 2016 to shareholders of record as of September 15, 2016.

For the nine months ended September 30, 2016, we had net borrowings on long-term debt of $215.7 million. At September 30, 2016, we had $100.0 million available under our revolving credit agreement, $250.0 million outstanding pursuant to our 2020 Senior Unsecured Notes, $1.1 billion outstanding pursuant to our 2022 Senior Unsecured Notes and $850.4 million outstanding pursuant to our term loan.

Our term loan matures on July 16, 2021 and bears interest equal to, at our option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof (3.50% on September 30, 2016). Our revolving credit facility, which matures on July 16, 2019, permits us to borrow up to $500.0 million, at an interest rate equal to, at our option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof and provides for a fee of 0.375% of unused commitments. In accordance with the terms of the senior secured credit facility, principal payments are required quarterly in installments of an amount equal to 0.25% of the aggregate initial principal amount of the term loan. We have the option to increase borrowings under the senior secured credit facility beyond the initial term under both the term loan and revolver as long as certain financial covenants are met and lender approval is obtained.

We have $1.1 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (the 2022 Senior Unsecured Notes). Interest on the 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. At September 30, 2016, we had approximately $13.1 million in accrued interest associated with the 2022 Senior Unsecured Notes reflected in other accrued liabilities, which will be paid in January 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

We have $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (the 2020 Senior Unsecured Notes). Interest accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on May 30 and November 30, through the maturity date on November 30, 2020. At September 30, 2016, we had approximately $4.7 million in accrued interest associated with the 2020 Senior Unsecured Notes reflected in other accrued liabilities which will be paid in November 2016. The 2020 Senior Unsecured Notes contain certain covenants which, among other things, limit our ability to enter into or guarantee additional borrowing, sell preferred stock, pay dividends and repurchase stock, in each case subject to certain exceptions.

As of September 30, 2016, we were in compliance with all covenants contained in our credit agreement, the indenture governing our 2020 Senior Unsecured Notes, and the indenture governing our 2022 Senior Unsecured Notes.

On January 16, 2015, we entered into an agreement to lease approximately 222,000 square feet of office space in Plantation, Florida which we intend to utilize for our physician services segment. We took possession of the space in the fourth quarter of 2015 and began tenant improvements on approximately 167,000 square feet of space, which we began to occupy and pay rent during the third quarter of 2016. In addition, we began tenant improvements on an additional 55,000 square feet of space during the third quarter of 2016, which we intend to occupy during the first quarter of 2017. Annual rent expense is expected to be approximately $2.9 million. The initial term of the lease agreement expires in February 2029.

On June 15, 2016, we signed a definitive merger agreement with Envision to combine AmSurg and Envision in an all-stock transaction. Also on June 15, 2016, we and Envision signed a commitment letter with JPMorgan Chase Bank, N.A. and Barclays Bank PLC (JPMorgan and Barclays) to allow both us and Envision to refinance certain debt instruments as necessary to effect the proposed merger. JPMorgan and Barclays committed to (i) provide Envision and AmSurg with a term loan facility in an aggregate principal amount of up to $5.3 billion and (ii) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $1.0 billion in connection with the proposed merger.

On July 25, 2016, Envision received a change of control waiver from certain lenders under its existing term loan credit agreement permitting Envision to keep its outstanding term loan borrowings of $2.3 billion in place upon the completion of the merger, and to reduce related commitment fees under its commitment letter. On August 18, 2016, we received the consents necessary to effect certain amendments to our 5.625% Senior Unsecured Notes due 2022 to remain outstanding upon completion of the merger. As contemplated under the terms of the commitment letter, based upon receipt of the term loan change of control waiver for Envision and the indenture change of control waiver for AmSurg, we and Envision elected to structure the term loan facility as an incremental credit facility under the existing term loan credit agreement and to reduce the commitment parties’ commitment to provide the term loan facility by $3.4 billion, which reduced the related fees under the commitment letter. After giving effect to such reduction, the commitment parties’ remaining commitment to provide AmSurg and Envision with a term loan facility is approximately $1.9 billion.

We expect to borrow on or before the effective date of the merger the funds necessary to consummate the merger and to refinance and repay certain existing indebtedness of AmSurg and Envision through either additional borrowings or through the use of funds available on such date under the commitment letter. If we were to terminate the Merger Agreement, under certain circumstances, we would be required to pay Envision a termination fee of $180.0 million and would be obligated to provide reimbursement for up to $15.0 million of expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2016, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $7.5 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2016 based on our indebtedness at September 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2016. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2015, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2016. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2015 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the nine months ended September 30, 2016 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 1A. Risk Factors

The risk factors set forth in the Company's definitive proxy statement filed with the SEC on October 21, 2016, are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
4.1
Supplemental Indenture, dated as of August 17, 2016, among AmSurg Corp. the subsidiary guarantors identified therein and U.S. Bank National Association, filed with the SEC on Current Report on Form 8-K on August 18, 2016.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Earnings for the three and nine month periods ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the nine month periods ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015 and (v) the notes to the Unaudited Consolidated Financial Statements for the nine month periods ended September 30, 2016 and 2015

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMSURG CORP.

Date:	November 2, 2016

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

